Form 10-K
period 2005-12-31
INTERCONTINENTALEXCHANGE INC
filed 2006-03-10
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32671

INTERCONTINENTALEXCHANGE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2555670 (IRS Employer Identification Number)

2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328
(Address of principal executive offices) (Zip Code)

(770) 857-4700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant’s common stock began trading on the New York Stock Exchange on November 16, 2005. As such, the registrant has not completed its second fiscal quarter in which its common equity was publicly traded. As of March 7, 2006, the aggregate market value of the registrant’s voting stock held by non-affiliates computed by reference to the price at which the common stock last sold was approximately $2,423,600,000. As of March 7, 2006, the number of shares of the registrant’s Common Stock outstanding was 20,371,303 shares, Class A Common Stock, Series 1, outstanding was 898,126 shares, and Class A Common Stock, Series 2, outstanding was 34,247,942 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2005

i

PART I

In this Annual Report on Form 10-K, unless otherwise indicated, the terms “IntercontinentalExchange”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with our consolidated subsidiaries. Due to rounding, figures in tables may not sum exactly. Unless otherwise indicated, the term “ICE Futures” refers to our wholly-owned subsidiary, which, prior to October 25, 2005, operated as the International Petroleum Exchange, or the IPE. Except for a new futures contract launched in February 2006, all futures and options contracts traded in the markets operated by ICE Futures currently retain “IPE” in their contract names and specifications.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1 under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements and other factors that may affect our performance include, but are not limited to:

•	our expectations regarding the business environment in which we operate and trends in our industry, including increasing competition, including possible new entrants into our markets;

•	our ability to keep pace with rapid technological developments;

•	our plans not to adjust commission rates and our belief that we will attract trading without entering into order flow agreements;

•	the accuracy of our expectations of various costs;

•	the benefits that we anticipate will result from the closure of our open-outcry trading floor and the complete transition of all futures trading in our markets to our electronic platform;

•	our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures, at least through the end of 2007;

•	our ability to, on a timely and cost-effective basis, to increase the connectivity to our marketplace, expand our market data business, develop new products and services, and pursue select strategic acquisitions and alliances, all on timely, cost-effective basis;

•	our ability to maintain existing market participants and attract new ones;

•	our ability to protect our intellectual property rights, including the costs associated with such protection, and our ability to operate our business without violating the intellectual property rights of others;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	potential adverse litigation results;

•	the effective use of the proceeds from our initial public offering;

•	our belief that our electronic trade confirmation service could attract new market participants; and

•	our belief in our electronic platform and disaster recovery system technologies, as well as our ability to gain access on a timely basis to comparable products and services if our key technology contracts were terminated.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that ma affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our audited consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

General

We operate the leading electronic global futures and over-the-counter, or OTC, marketplace for trading a broad array of energy products. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of energy products in both futures and OTC markets. Through our electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical energy commodities contracts. Our electronic platform increases the accessibility and transparency of the energy commodities markets and enhances the speed and quality of trade execution. The open architecture of our business model — meaning our ability to offer centralized access to trading in futures and OTC contracts on a cleared or bilateral basis through multiple interfaces — allows our participants to optimize their trading operations and strategies. We conduct our OTC business directly, and our futures business through our wholly-owned subsidiary, ICE Futures. ICE Futures is the largest energy futures exchange outside of North America, as measured by 2005 traded contract volumes. We also offer a variety of market data services for both futures and OTC markets through ICE Data, our market data subsidiary.

Our History

Our company was formed in May 2000 with the goal of developing a platform to provide a more transparent and efficient market structure for OTC energy commodities trading. Our predecessor company, Continental Power Exchange, Inc., which was wholly owned by Jeffrey C. Sprecher — our CEO, contributed to us all of its assets in May 2000, which consisted principally of electronic trading technology, and its liabilities, in return for a minority equity interest in our company. In June 2001, we expanded our business into futures trading by acquiring IPE Holdings Plc, the owner of ICE Futures (formerly known as the International Petroleum Exchange), which, at the time, was operated predominantly as a floor-based, open-outcry exchange. The International Petroleum Exchange had been seeking to expand its electronic trading capabilities since the late 1990s following the emergence of the industry trend toward electronic trade execution. At the time, we were seeking to expand our product offerings and to gain access to clearing and settlement services. Based on the complementary nature of our businesses, we acquired the International Petroleum Exchange to develop a leading platform for energy commodities trading that would offer liquidity in both the futures and OTC markets. The International Petroleum Exchange, as a regulated futures exchange, had both established liquidity and an established brand in global energy markets. Prior to our acquisition of the International Petroleum Exchange, we offered trading only in OTC markets.

Our Business

Our marketplace is globally accessible, promotes price discovery and offers participants the opportunity to trade a variety of energy products. Our key products include contracts based on crude or refined oil, natural gas and power. Our derivative and physical products provide participants with a means for managing risks associated with changes in the prices of these commodities, asset allocation, ensuring physical delivery of select commodity products, speculation and arbitrage. The majority of our trading volume is financially settled, meaning that settlement is made through cash payments based on the value of the underlying commodity, rather than through physical delivery of the commodity itself.

We operate our business in three distinct markets: futures markets, OTC markets and market data markets. Futures markets offer trading in standardized derivative contracts on a regulated exchange and OTC markets offer trading in over-the-counter derivative contracts, including contracts that provide for the physical delivery of an underlying commodity and contracts that provide for financial settlement based on the prices of underlying commodities. All futures and cleared OTC contracts are cleared through a central clearinghouse. We offer OTC contracts that can be traded on a bilateral basis and certain OTC contracts that can be traded on a cleared basis. Bilateral contracts are settled between counterparties, while cleared contracts are novated to a third party clearinghouse, where they are marked to market and margined daily before final settlement at expiration. We do not take proprietary positions in derivatives contracts on commodities and other financial instruments. We also offer a variety of market data services for both futures and OTC markets through ICE Data, our market data subsidiary.

We operate our futures markets through our subsidiary, ICE Futures, a Recognized Investment Exchange based in London. To take advantage of the increasing acceptance and adoption of electronic trading, and to maintain and enhance our competitive position, we closed our open-outcry trading floor in London on April 7, 2005. All of our futures trading is now conducted exclusively in our electronic markets. We believe that electronic trading offers substantial benefits to our market participants. By using our electronic platform, in contrast to alternate means of trade execution, market participants are able to achieve price improvement and cost efficiencies through greater transparency and firm posted prices, reduced trading errors and the elimination of market intermediaries. In addition to these benefits, electronic trading offers operational, technological and regulatory benefits that we believe will make our markets more attractive to market participants. In addition to trade execution, our electronic platform offers a comprehensive suite of trading-related services, including electronic trade confirmation, access to clearing services and risk management functionality. Our trading-related services are designed to support the trading operations of our participants. Through our electronic platform, we are able to facilitate straight-through processing of trades, and to provide seamless integration of front-, back- and mid-office trading activities.

The following diagram illustrates the range of services we are able to offer through our electronic platform:

Futures Business

ICE Futures operates as a Recognized Investment Exchange in the United Kingdom, where it is regulated by the Financial Services Authority. ICE Futures was founded in 1980 as a traditional open-outcry auction market by a group of leading energy and trading companies. Trades in our futures markets may only be executed in the name of exchange members for the members’ own account or their clients’ account. Our members and their customers include many of the world’s largest energy companies and leading financial institutions.

In our futures markets, we offer trading in the IPE Brent Crude futures contract, a benchmark contract relied upon by certain large oil producing nations to price their oil production. Brent crude is sourced from the North Sea. In February 2006, we introduced a West Texas Intermediate or WTI futures contract, which is a benchmark crude oil based on delivery in Cushing Oklahoma in the United States. IPE Gas Oil is a leading benchmark for the pricing of a range of traded refined oil products outside the United States. We believe that market participants are increasingly relying on the IPE Brent Crude contract for their hedging and risk management activities, as evidenced by steady increases in traded volumes over the past several years. In addition, the use of a broad range of energy contracts as risk mitigation tools and financial investment instruments have increased participation in our energy markets. We earn fees from both parties to each futures contract (or option on a futures contract) traded in our markets, based on the number of contracts traded.

OTC Business

In our OTC business, we operate OTC markets through our globally accessible electronic platform. We offer trading in thousands of OTC contracts, which cover a broad range of energy products and contract types. These products include derivative contracts as well as contracts that provide for physical delivery of the underlying commodity, in each case principally relating to natural gas, power and oil. We are able to offer a wide selection of derivative contracts in our OTC markets due to the availability of various combinations of commodities, product types, “hub” locations and term or settlement dates for a given contract. Our participants, representing many of the world’s largest energy companies, leading financial institutions and proprietary trading firms, as well as natural gas distribution companies and utilities, rely on our platform for price discovery, hedging and risk management.

In order to provide participants with access to centralized clearing and settlement, we introduced the industry’s first North American cleared natural gas and oil OTC products in March 2002, and introduced our first cleared OTC power contracts in November 2003. Our most liquid OTC markets include contracts that can be traded bilaterally or cleared, and we have launched over 30 contracts for clearing through the end of 2005. We launched an additional 10 cleared contract in March 2006. During the year ended December 31, 2005, 62.0 million contracts were traded on our OTC markets with an aggregate notional value of $1.6 trillion, of which 47.4 million contracts were cleared, representing $1.2 trillion in aggregate notional value.

Revenues in our OTC business are generated primarily through commission fees earned for trades executed on our platform and for the provision of electronic trade confirmation services. While we charge a monthly minimum commission fee for access to our platform, we derive a substantial portion of our OTC revenues from commission fees paid for trade execution in excess of the monthly minimum volume requirements. Our OTC commission rates vary by product and contract, and we charge a fixed commission rate based on the volume of commodity underlying the contract traded. Commission fees are payable by both parties to a contract and, for bilateral trades, are due generally within 30 days of the invoice date. For cleared OTC contracts, LCH.Clearnet collects our commission fees as they are incurred and pays these fees to us in full on a monthly basis. We do not risk our own capital in transactions or extend credit to market participants.

Market Data Business

ICE Data was established in 2002 to meet the growing demand for objective, transparent and verifiable energy market data. ICE Data compiles and repackages trading data derived from trade activity on our platform into information products that are sold to a wide customer base extending beyond our core trading community.

Our information services cover both the futures and OTC markets and include publication of daily indices, access to historical pricing data, view only access to the platform, end of day settlements and pricing data sets as well as a service that involves the validation of participants’ own mark valuations.

From a futures perspective, our primary market data revenue streams are derived from the redistribution of real-time and historic futures prices through over 40 data vendors. These vendors in turn distribute this information to end users either directly or through sub-vendors to tens of thousands of subscriber terminals. These vendors and sub-vendors include Bloomberg, CQG, Interactive Data Corporation and Reuters. In addition to the use of redistributors, ICE Data also sells our real-time price data direct to end subscribers in a view-only version of WebICE and through our EnergyLive service providing technical analysis and news coverage from Dow Jones news. Since our shift to becoming an exclusively electronic exchange in April 2005, our pricing data is increasingly differentiated to those of floor based exchanges in that we are able to offer market depth data to subscribers via our WebICE platform.

Our business model for the sale of OTC data is to send directly to end users without the use of redistributors. We believe that our data is precise, comprehensive and unbiased due to the automated manner in which our electronic platform gathers the data from actual transactions. Our gas and power indices are based solely upon auditable transaction data derived from data on actual OTC trades executed in our markets. Therefore, this information is not affected by subjective estimation or selective polling. We believe that market participants value the depth and precision and transparency of our market data and that this value is likely to increase if our liquidity continues to grow. We continue to evaluate opportunities to realize the value of this raw data.

Our Competitive Strengths

We have established ourselves as the leading electronic marketplace for combined global futures and OTC energy commodities trading by leveraging a number of key strengths, including:

•	highly liquid global markets and benchmark contracts;

•	leading electronic energy trading platform;

•	integrated access to futures and OTC markets;

•	highly scalable, proven technology infrastructure;

•	transparency and independence; and

•	strong value proposition.

Highly Liquid Global Markets and Benchmark Contracts

We offer liquid markets in a number of the most actively traded global energy commodities products. We operate the leading market for trading in Brent crude futures, as measured by the volume of contracts traded in 2005. The IPE Brent Crude futures contract that is listed by ICE Futures is a leading benchmark for pricing crude oil produced and consumed outside of the United States. Similarly, IPE Gas Oil is a leading benchmark for the pricing of a range of refined oil products outside the United States. We also operate the leading market for trading in cleared OTC Henry Hub natural gas contracts, with 42.8 million contracts traded for the year ended December 31, 2005, compared to 10.4 million cleared OTC Henry Hub natural gas contracts traded by our nearest competitor during the same period. The Henry Hub natural gas market is the most liquid natural gas market in North America. We believe that our introduction of cleared OTC products has enabled us to attract significant liquidity in the OTC markets we operate.

The following table shows the number and notional value of commodities futures contracts traded in our futures markets. The notional value of contracts represents the aggregate value of the underlying commodities covered by the contracts.

	Year Ended December 31,
	2005		2004		2003
	Number of	Notional	Number of	Notional	Number of	Notional
	Contracts	Value	Contracts	Value	Contracts	Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)

IPE Brent Crude futures	30,412	$1,712.5	25,458	$955.3	24,013	$665.7
IPE Gas Oil futures	10,972	569.1	9,356	318.4	8,430	208.2
IPE Natural Gas futures	444	37.7	649	33.7	815	27.2

The following table shows the number and notional value of OTC commodities contracts traded on our electronic platform in our most significant OTC markets:

	Year Ended December 31,
	2005		2004		2003
	Number of	Notional	Number of	Notional	Number of	Notional
	Contracts	Value	Contracts	Value	Contracts	Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)

North American natural gas	55,524	$1,300.4	25,574	$388.2	13,703	$186.4
North American power	3,145	165.1	1,683	62.5	838	26.7
Global oil	3,320	101.6	3,580	62.3	6,636	71.3

Leading Electronic Energy Trading Platform

Our leading electronic trading platform provides centralized and direct access to trade execution and real-time price discovery. We operate our futures and OTC markets exclusively on our electronic platform. Our electronic platform has enabled us to attract significant liquidity from traditional market participants as well as new market entrants seeking the efficiencies and ease of execution offered by electronic trading. We have developed a significant global presence with over 9,300 active screens at over 1,000 OTC participant firms and over 440 futures participant firms as of December 31, 2005.

Integrated Access to Futures and OTC Markets

We attribute the growth in our business in part to our ability to offer qualified market participants integrated access to futures and OTC markets. Our integrated and electronic business model allows us to respond rapidly to our participants’ needs, changing market conditions and evolving trends in the markets for energy commodities trading.

Highly Scalable, Proven Technology Infrastructure

Our electronic trading platform provides rapid trade execution and is, we believe, one of the world’s most flexible, efficient and secure systems for commodities trading. We have designed our platform to be highly scalable, meaning that we can expand capacity and add new products and functionality efficiently, at relatively low cost and without disruption to our markets. Our platform can also be adapted and leveraged for use in other markets, as demonstrated by the decision of the Chicago Climate Exchange to operate its emissions-trading market on our platform. We believe that our commitment to investing in technology to enhance our platform will continue to contribute to the growth and development of our business.

Transparency and Independence

We offer market participants price transparency, meaning a complete view of the depth and liquidity of our markets and transactional data, through our electronic platform. This is in contrast to the lack of transparency of traditional open-outcry exchanges and voice-brokered markets. All orders placed on our platform are executed in the order in which they are received, ensuring that all participants have equal execution priority. In addition, the transparency of our platform facilitates market regulation through increased market visibility and the generation of complete records of all transactions executed in our markets.

Our board of directors is independent from our participants and trading activity on our electronic platform, which allows our board to act impartially in making decisions affecting trading activity. In contrast, many of our competitors are governed by their members or other market participants. We believe that our governance structure promotes shareholder value and the operation of fair and efficient markets. We also believe that it provides us with greater flexibility to launch new products and services, and to evaluate and pursue growth opportunities while ensuring impartial treatment for our participants. In addition, we do not participate as a principal in any trading activities, which allows us to avoid potential conflicts of interest that could arise from engaging in trading activities while operating our marketplace.

Strong Value Proposition

We believe that, by using our electronic platform, market participants can achieve price improvement over alternate means of trading. Electronic trade execution offers cost efficiencies by providing firm posted prices and reducing trade-processing errors and back office overhead, and allows us to accelerate the introduction of new products on our platform. The combination of electronic trade execution and integrated trading and market data services facilitates automation by our participants of all phases of trade execution and processing from front-office to back-office, and ranging from trading and risk management to settlement. In addition, in our futures business, eligible participants may trade directly in our markets by paying a maximum annual membership fee of approximately $11,000 per year. In contrast, on NYMEX, participants are required to purchase a “seat” on the exchange before they are eligible to trade directly on or gain membership in the exchange, the cost of which is substantial (approximately $3.0 million based on February 2006 NYMEX seat sale prices). While a “seat” conveys a right of ownership and other benefits to its member, it poses a significant barrier to gaining direct access to futures exchange markets, unlike our futures markets.

Our Products and Services

We seek to provide our participants with centralized and direct access to the futures and OTC markets for energy commodities and derivatives price discovery and electronic trade execution as well as access to services that support their trading activities. The primary services we provide are electronic price discovery, trade execution and trade processing. We also offer a broad range of market data services for the futures and OTC markets.

Futures Trading

We offer trading in futures contracts and options on those contracts through our regulated subsidiary, ICE Futures. These include the IPE Brent Crude futures contract, the IPE Gas Oil futures contract, the IPE UK Natural Gas futures contract, the IPE UK Electricity futures contract, and options based on the IPE Brent Crude and IPE Gas Oil futures contracts. In February 2006, we introduced the ICE West Texas Intermediate (WTI) crude futures contract. The IPE Brent Crude futures contract is based on forward delivery of the Brent light, sweet grade of crude oil and is a leading benchmark used to price a range of traded oil products. The IPE Gas Oil futures contract is a European heating oil contract and serves as a significant pricing benchmark for refined oil products particularly in Europe, Asia and the Middle East.

Our futures markets are highly regulated. As a Recognized Investment Exchange, ICE Futures is responsible for carrying out certain regulatory and surveillance functions. ICE Futures has its own regulatory, compliance and market supervision functions, as well as a framework for disciplining market participants who do not comply with exchange rules. Any information that ICE Futures obtains in its regulatory capacity is confidential and maintained with a select group within the futures subsidiary. Trading in our futures markets is segregated on our platform from our OTC markets.

We offer trading in each of our futures products exclusively in our electronic markets following the closure of the open-outcry floor on April 7, 2005. We provide access to trading our IPE Brent Crude and IPE Gas Oil futures contracts and options on futures contracts on business days on our electronic platform continuously for 22-hours from 0:00 am to 10:00 pm on Mondays, and then for 21-hours from 1:00 a.m. to 10:00 p.m. daily, Tuesday through Friday (GMT). In our other utility futures contracts and options on utility futures contracts and in our emissions futures contracts, we provide access on business days from 7:00 am to 5:00 pm daily, Monday through Friday (GMT).

Electronic trading of our futures products is available to members and their customers. Following the migration of our remaining open-outcry futures trading activity to our electronic platform and the closure of the exchange floor on April 7, 2005, our futures membership structure consists solely of members eligible to trade electronically.

Members may access our trading platform directly via the Internet, through private telecommunication lines, through an independent software vendor or through a member’s own conformed front-end system. Customers of our members may obtain order-routing access to our markets through members. Once trades are executed on our platform, they are matched and forwarded to a trade registration system that routes them to LCH.Clearnet for clearing and settlement. Electronic trading allows some participants who might traditionally have transmitted orders by telephone to a broker to execute their orders electronically. However, participants may also continue to use the services of a broker.

We have taken a number of steps to increase the accessibility and connectivity of our electronic platform, including opening our electronic platform to independent software vendors and allowing members to develop their own conformed front-end system. Futures traders use either our proprietary software interface, or another front-end system provided by an independent software vendor or an ICE Futures member for the purpose of accessing our futures markets. We do not charge a fee to customers who choose to utilize our proprietary software interface. Independent software vendors’ systems are linked to our electronic platform via our open application programming interfaces. Our participants can currently access our platform using 12 independent software vendors. We do not depend on the services of any one independent software vendor for access to a significant portion of our participant base.

We have made a number of additions to the functionality of our electronic platform in order to facilitate trading in futures contracts, including spread functionality, which allows trades of certain types to imply prices from one contract month to another, the use of formula-based spreadsheet tools and the development of administrative and monitoring tools for use by our staff.

OTC Trading

Our electronic platform offers real-time access to, and transparency of, the liquidity in our OTC markets — that is the complete range of bids, offers and volumes posted on our electronic platform. Our platform displays a live ticker for all contracts traded in our OTC markets and provides information relating to each trade, such as the cumulative weighted average price and transacted volumes by contract. We offer fast, secure and anonymous trade execution services, which we believe generally are offered at a lower cost compared with traditional means of execution.

Our electronic platform provides trade execution on the basis of extensive, real-time price data where trades are processed accurately, rapidly and at minimal cost. We have designed our electronic platform to ensure the secure, high-speed flow of data from trading desks through the various stages of trade processing. Participants executing in our markets benefit from straight-through processing whereby trades are automatically confirmed and routed to back office departments and risk management systems. We believe that the broad availability of real-time OTC energy market access and data, together with the availability of cleared OTC contracts at the same price as bilateral products, has allowed us to achieve a critical mass of liquidity in our OTC markets.

The following diagram illustrates the processing of an OTC trade from order entry to recording in a company’s risk management system. This process, depicted below, typically occurs within a matter of seconds.

OTC Products Overview.  We offer market participants a wide selection of derivative contracts, as well as contracts for physical delivery of commodities, to satisfy their trading objectives, whether they relate to risk management, asset allocation, physical consumption or production, speculation or arbitrage. We offer trading in over 15,200 unique contracts as a result of the availability of various combinations of products, locations and strips — meaning the duration or settlement date of the contract. Excluding the strip element, over 840 unique contracts based on products and hub locations were traded in our OTC market in 2005. A substantial portion of the trading volume in our OTC markets relates to approximately 15-20 highly liquid contracts in natural gas, power and oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts, whereas that liquidity is reduced for contracts with settlement dates further out, or the back months.

In addition, we offer trading in a wide range of complementary niche contracts. The scalability and flexible structure of our electronic trading platform makes the introduction of these contracts quick, efficient and relatively low cost. Our platform also allows us to offer the high degree of both product and credit customization that the OTC participant demands to satisfy requirements and preferences.

We characterize the range of instruments that participants may trade in our markets in this Annual Report on Form 10-K by reference to type of commodity (such as global oil, North American power, North American gas, etc.), products (such as forwards and swaps, differentials and spreads, and OTC options) and contracts (meaning products specified by delivery dates). The OTC products available for trading in our markets fall into the following general contract types:

•	Forwards and Swaps: We offer forward contracts on products in the following commodities: North American power, European power and global precious metals. We offer swaps in the following commodities: global oil, North American power, North American gas, European gas and European power.

•	Differentials and Spreads: We offer basis trades in various natural gas markets, such as the Chicago pipeline basis swap (settled against the NGI index). We offer spreads in the following commodities markets: global oil, North American natural gas and North American power.

•	Options: We offer options on contracts in the following commodities: global oil and North American gas.

The following table indicates the number of unique commodities, products and contracts traded in our OTC business for the periods presented:

	Year Ended December 31,
	2005	2004	2003

Commodities markets traded	9	9	10

Products traded	843	742	721

Contracts traded	15,264	13,654	13,812

Cleared OTC Contracts.  We developed the concept of cleared OTC energy contracts, which provide participants with access to centralized clearing and settlement arrangements through LCH.Clearnet. We introduced the first cleared OTC natural gas and crude oil contracts in North America in March 2002 and our first cleared OTC power contracts in November 2003. As of December 31, 2005, we listed eight cleared natural gas contracts, 20 cleared power contracts and two cleared oil contracts, all of which are financially settled. In addition, in June 2005, we entered into an agreement with North American Energy Credit and Clearing LLC, which provides our participants with access to clearing and settlement arrangements through The Clearing Corporation for trading in physically-settled OTC natural gas and power contracts. Transaction fees derived from trade execution in cleared OTC contracts were $58.4 million, $23.5 million and $6.0 million during the years ended December 31, 2005, 2004 and 2003, respectively, and represented 69.3%, 47.6%, and 13.9% of our total OTC revenues during the years ended December 31, 2005, 2004 and 2003, respectively, net of intersegment fees.

The introduction of cleared OTC contracts has reduced bilateral credit risk and the amount of capital our participants are required to post on each OTC trade, as well as the resources required to enter into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. In addition, the availability of clearing through LCH.Clearnet for both OTC and futures contracts traded in our markets enables our participants to cross-margin their futures and OTC positions — meaning that a participant’s position in its futures or OTC trades can be offset against each other, thereby reducing the total amount of capital the participant must deposit with the futures commission merchant clearing member of LCH.Clearnet. LCH.Clearnet, like other clearinghouses, provides direct clearing services only to its members. In order to clear transactions executed on our platform, a participant must therefore either be a member of LCH.Clearnet itself, or have an account relationship with a futures commission merchant that is a member of LCH.Clearnet. Futures commission merchants clear transactions for participants in substantially the same way they clear futures transactions for customers. Specifically, each futures commission merchant acts as the conduit for payments required to be made by participants to the clearinghouse, and for payments due to participants from the clearinghouse.

OTC contracts are available for trading on the same screen and are traded in the same price stream, and are charged the same commission rate, as bilaterally traded contracts. In a cleared OTC transaction, LCH.Clearnet acts as the counterparty for each side to the trade, thereby reducing counterparty credit risk in the traditional principal-to-principal OTC markets. However, participants to cleared trades also pay a clearing fee directly to LCH.Clearnet and to a futures commission merchant. There are currently 35 futures commission merchants clearing transactions for over 1,700 screens active in our cleared OTC markets. Participants have the option to trade on a bilateral basis with the counterparty to avoid paying fees to LCH.Clearnet and a futures commission merchant subject to the availability of bilateral credit with the counterparty. While we derive no revenue directly from providing access to these clearing services, we believe the availability of clearing services and attendant improved capital efficiency has attracted new participants to the markets for energy commodities trading.

We extended the availability of our cleared OTC contracts to voice brokers in our industry through our block trading facility, which was launched in March 2004. Block trades are those trades executed in the voice broker market, typically over the telephone, and then transmitted to us electronically for clearing. We charge participants 50% of our standard commission fee for block trades. We believe that our block trading facility is a valuable part of our cleared business as it serves to expand our open interest. As of December 31, 2005, open interest in our cleared OTC contracts was 1.4 million contracts in North American natural gas and power, and global oil. Open interest refers to the total number of contracts that are currently open, in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment.

OTC Trade Execution Services

We offer a broad range of automated OTC trade execution services, including straight-through trade processing, electronic trade confirmation and risk management functionality.

Automated Trade Execution Services — Straight-Through Trade Processing.  Our electronic platform offers the following features:

•	Viewing Live Markets: Traders may view all live, firm quotes posted by other traders in our markets.

•	Counterparty, Credit and Risk Management Screening: Quotes visible to a participant’s traders on the screen are color-coded. One color indicates that quotes have originated from parties other than that participant. Another color indicates whether or not particular quotes meet counterparty, credit and risk management criteria established by the participant’s risk management personnel.

•	Instant Messaging: Our instant messaging service allows participants to communicate directly with others in our markets on a secure, anonymous and real-time basis.

•	Simple Click Execution: Traders may act on a bid or an offer with one or more clicks of a mouse or use of a shortcut key programmable set-up.

•	Order Matching: Once an order is placed by a participant’s trader, it is automatically matched with a quote meeting the participant’s counterparty, credit and risk management criteria at the best available price. If there are two quotes at the same price, priority goes to the one that was entered first. Orders are matched on an anonymous basis.

•	Application Programming Interfaces: Our application programming interfaces allow participants to build their own customized front office trading systems, which can be linked to our platform, thereby enabling high speed data flow to their trading desk and back through to their risk management, settlement and accounting systems.

•	Automated Spreadsheet Trading: Participants may send orders to, and execute trades on, our platform using their own proprietary formulas and strategies without the use of our application programming interfaces or any code level programming.

•	Trade Reporting: A confirmation is automatically transmitted to each party to a trade.

•	Order Monitoring and Deal Surveys: Traders are able to monitor and manage the status of all bids and offers that they have entered on our platform.

•	Electronic Invoicing: Our platform generates electronic invoices detailing the fees and trading commissions due from each participant.

Electronic Trade Confirmation Services.  Our electronic trade confirmation system is accessible through our website or through our application programming interfaces and offers market participants a reliable, low-cost automated alternative to manual trade verification and confirmation. When trading on a traditional exchange or through OTC voice brokers, market participants typically manually prepare and exchange paper confirmations evidencing a trade following execution in order to create a legal record of the trade. We believe that this process tends to result in increased back office costs, delay and risk of human error.

Our electronic trade confirmation system reviews electronic trade data received from individual traders, screens and matches this data electronically, then highlights any discrepancies in a report to the traders’ respective back offices. This allows back office personnel to focus primarily on those trades that require correction and verification, rather than also reviewing the larger percentage of trades without discrepancies. If discrepancies arise, they may be resolved between the counterparties, after which an electronic confirmation of the trade is issued. Where no discrepancies are reported, use of this service eliminates the need for telephonic verification of trade data. Participants using this service may elect to use this confirmation as the official record of the transaction in place of the fax or telex traditionally generated by participants’ back offices.

Both participants and third parties may use this service to confirm trades in products commonly traded in the energy and metals markets. Our electronic trade confirmation service accepts data from trades executed on our platform, through other exchanges or trading facilities or through OTC voice brokers. We believe that the convenience and cost savings offered by our electronic trade confirmation service could attract new participants to our platform, increasing the revenues that we derive from transaction fees.

OTC Risk Management Functionality.  One of the features of our platform is its risk management functionality. Trades in the OTC commodities markets historically have been executed as bilateral contracts in which each counterparty bears the credit and/or delivery risk of the other and typically require that an existing bilateral Master Agreement be in place with the other counterparty. Participants may pre-approve trading counterparties and establish parameters for trading with each counterparty in advance of doing so, thereby enforcing internal risk management policies. Participants may set firm-wide limits on tenor (duration) and the total daily value of trades that its traders may conduct with a particular counterparty, in a particular market. In addition, participants are offered a limited view of the parameters established for that participant by other market participants and may negotiate in real-time with potential counterparties through our instant messaging service. We do not assess the creditworthiness of, or determine trading parameters for, any participant that trades on our platform and we do not derive revenues directly from our risk management tools.

Market Data Services

Through ICE Data, we generate market information and indices based primarily upon auditable transaction data derived from actual bid — offer postings and trades executed in our markets. Therefore, this information is not affected by subjective estimation or selective polling, the methodologies that currently prevail in the OTC markets. Each trading day, we deliver proprietary energy market data directly from our OTC market to the desktops of thousands of market participants.

ICE Daily Indices.  ICE Data publishes ICE daily indices for our spot natural gas and power markets with respect to over 90 of the most active gas hubs and 40 of the most active power hubs in North America. In 2005, ICE Data was recognized by the Federal Energy Regulatory Commission as the only publisher of natural gas and power indices to fully comply with all of the natural gas and power index publishing standards identified in its Policy Statement on Price Indices. ICE Data transmits the ICE daily indices via e-mail to approximately 8,700 energy industry participants on a complimentary basis each trading day. In the future, we may begin charging recipients for what we believe is increasingly valuable data.

View Only.  For both our futures and OTC markets, we offer view only access to market participants who are not active traders, but who still require access to real-time prices of physical and financial energy derivative contracts. Typical view only access subscribers include marketers, industrial end-users, utilities, analysts, municipalities and regulatory agencies. For our futures market, we also offer view only access combined with analytical functionality through EnergyLive. EnergyLive provides a real-time view of the futures markets and also the ability to chart both historically and in real-time any of the futures contracts listed on the platform. Typical subscribers include energy analysts, gas producers/consumers/marketers, utilities, industrial users (auto manufacturers, sugar companies, food and beverage companies etc) and energy brokers.

OTC End of Day Report.  The OTC ICE Data end of day report is a comprehensive electronic summary of trading activity in our OTC markets. The report is published daily at 3:00 p.m. Eastern time and features indicative price statistics, such as last price, high price, low price, total volume, volume-weighted average price, best bid, best offer, closing bid and closing offer, for all natural gas and power contracts that are traded or quoted on our platform. The end of day report also provides a summary of every transaction, which includes the price, the time stamp and an indication of whether a bid was hit or an offer was lifted.

Futures End of Day Report.  Through our futures end of day reports customers can subscribe to receive snapshot end of day and historical futures prices. This information provides a broad view of market activity on the platform. This information sold as various subscription based products.

Futures indices.  ICE Futures indices are provided at no charge. Indices are used by a wide variety of industry participants and include indices for Brent, gas oil, natural gas, UK electricity and emissions.

Data Distributors (Quote Vendors).  We provide our futures data in real-time to data distributors (commonly called quote vendors or QV’s). These companies such as Bloomberg or Reuters then package this data into real-time, tick, intra-day, delayed, end of day and historical data packages. The real-time packages are accessed on a subscription basis and the appropriate “exchange fee” is paid for each user/screen taking ICE Futures data. We charge each QV a license fee on an annual basis for the permission to distribute the ICE Futures market data to their individual subscribers.

Market Price Validation Service.  ICE Data market price validation (MPV) service provides independent, consensus forward curve and option values for long-dated global energy contracts on a monthly basis. On the last business day of each month, MPV service participant companies, representing the world’s largest energy & commodities trading entities, submit their month-end forward curve and option prices for over 200 global energy and commodity contracts. We audit and cleanse these submissions to create consensus forward curve and option values that are then published for the benefit of participating companies. MPV service participants use these consensus values to validate internal forward curves, mark-to-market their month-end portfolios and establish P&L valuations in accordance with FASB and IAS recommendations concerning the treatment and valuation of energy derivative contracts.

Our Participant Base

Futures Business Participant Base

Participants currently trade in our futures markets, either directly as members or through a member. The participant base in our futures business is globally dispersed, although we believe a significant proportion of our participants are concentrated in major financial centers in North America, the United Kingdom, Continental Europe and Asia. We have obtained regulatory clearance or received legal advice confirming that there is no legal or regulatory impediment for the location of screens for electronic trading in our futures markets in 37 jurisdictions, including the United States, Singapore, Japan and most of the member countries of the European Union. Like our OTC participant base, our participant base in our futures business has grown significantly since we acquired ICE Futures in 2001. Memberships in our futures markets increased by 54.1% to 94 members for the year ended December 31, 2005 and 13.0% for the year ended December 31, 2004 in response to the addition of exclusive electronic trading hours and demand for an electronically-traded crude oil benchmark, our IPE Brent Crude futures contract.

The five most active clearing members of ICE Futures, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 45.6%, 44.4% and 44.8% of our futures business revenues, net of intersegment fees, for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues from one member, Man Financial Limited, accounted for 13.3%, 14.7% and 17.4% of our futures business revenues, net of intersegment fees, for the years ended December 31, 2005, 2004 and 2003, respectively. As a broker, a substantial part of Man Financial Limited’s trading activity typically represents trades executed on behalf of its clients, rather than for its own account. No other member accounted for more than 10% of our futures business revenues during these periods.

Trades in our futures markets may only be executed in the name of an ICE Futures member for its own or others’ accounts. In order to become an ICE Futures member, an applicant must complete an application form, undergo a due diligence review and execute an agreement stating that it agrees to be bound by ICE Futures regulations.

All futures trades executed on our electronic platform are overseen by or attributable to “responsible individuals”. Each electronic member may register one or more responsible individuals, who are responsible for trading activities of both the member and its customers, and who are accountable to ICE Futures for the conduct of trades executed in the member’s name. As of December 31, 2005, there were over 1,280 responsible individuals registered in our futures market.

OTC Business Participant Base

Our OTC participants include some of the world’s largest energy companies, financial institutions and other active contributors to trading volume in global commodities markets. They include oil and gas producers and refiners, power stations and utilities, chemical companies, transportation companies, banks, hedge funds and other energy industry participants. Our participant base is global in breadth, with traders located in 24 countries. The five most active trading participants together accounted for 24.4%, 22.9% and 26.0% of our OTC business revenues, net of intersegment fees, during the years ended December 31, 2005, 2004 and 2003, respectively. No participant accounted for more than 10% of our OTC business revenues during the years ended December 31, 2005, 2004 or 2003.

Trading in our OTC markets is not restricted to members, as with a traditional exchange. Rather, we generally accept as a participant any party that qualifies as an eligible commercial entity, as defined by the Commodity Exchange Act and rules promulgated by the Commodity Futures Trading Commission, or the CFTC. Eligible commercial entities must satisfy certain asset-holding and other criteria and include entities that, in connection with their business, incur risks relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as financial institutions that provide risk- management or hedging services to those entities. In January 2003, we received approval from the CFTC that allows registered traders and locals with floor or electronic trading privileges on any regulated U.S. futures exchange to qualify as eligible commercial entities and therefore to execute OTC transactions on our platform for their own account. We also received approval in October 2004 from the CFTC permitting ICE Futures’ registered brokers and local traders to transact in the OTC markets for their own accounts. This has allowed ICE Futures members and traders access to both the futures markets and the OTC markets on one screen.

We require each participant to execute a participant agreement, which governs the terms and conditions of our relationship with each participant and grants the participant a non-exclusive, non-transferable, revocable license to access our platform. While we generally establish the same contractual terms for all of our users, in connection with our entry into new commodities markets, we have from time to time agreed to minor modifications to the terms of our participant agreement for trading in new products. We expect that any future services that we may introduce will also be covered by our participant agreement, as we generally have a unilateral right to amend its terms with advance notice. As the OTC markets mature and conventions change, our participant agreement provides us with considerable flexibility to manage our relationship with our participants on an ongoing basis.

Market Data Participant Base

Our market data revenues are derived from a diverse customer base including the world’s largest energy companies, leading financial institutions, proprietary trading firms, natural gas distribution companies and utilities, hedge funds and private investors. From an OTC perspective, a large proportion of our market data revenues are derived from sales of market data to companies executing trades on our platform. We also continue to see an increasingly diverse and expanding list of non-participant companies purchasing our data. The primary customer base for our futures market data revenues are the market data redistributors themselves such as Bloomberg, CQG, Interactive Data Corporation or Reuters who redistribute our real-time pricing data and remit to us a real-time exchange fee based on the users access to our data. For both OTC and futures market data, end users include individual speculators, corporate traders, risk managers, consultants and analysts.

Product Development

We leverage both our technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process that is part of the daily operation of our business. We are continually developing, evaluating and testing new products for introduction in our futures and OTC businesses. Our goal is to create innovative solutions in anticipation of, or in response to, changing conditions in the markets for energy commodities trading to better serve our expanding participant base. We also seek to leverage our existing product base by developing new applications for their use. Substantially all of our product development relates to new contracts for trading in our markets. We generally are able to develop and launch new bilateral contracts for trading within a number of weeks. In contrast, because all cleared contracts traded in our markets are cleared and settled through LCH.Clearnet, we are required to collaborate with LCH.Clearnet with respect to a number of aspects of the development process. As a result, the investment of time and resources required to develop cleared products is greater than for bilateral contracts and may extend over a period of two months or more. In addition, new contracts in our futures markets must be reviewed and approved by the Financial Services Authority, and possibly foreign regulators. After a particular product is launched, generally no modifications are required, as the specifications of a traded contract do not typically change. We do not incur separate, identifiable material costs in association with the development of new products — such costs are embedded in our normal costs of operation.

While we have historically developed our products and services internally, we also periodically evaluate our strategic relationships to try to identify whether any opportunities to develop meaningful new products and services exist in conjunction with third parties. If we believe our success will be enhanced by collaboration with a third party, we will enter into a licensing arrangement or other strategic relationship.

In support of our product development goals, we rely on the input of our product development, clearing, technology and sales teams, who we believe are positioned to discern and anticipate our participants’ needs. In April 2005, we introduced trading in futures contracts linked to E.U. Emissions Allowances issued under the European Union’s mandatory Emissions Trading Scheme. These contracts are offered in our futures markets in conjunction with the European Climate Exchange, a subsidiary of the Chicago Climate Exchange. Additionally, in February 2006, we launched the ICE West Texas Intermediate (WTI) Crude futures contract. The addition of WTI crude futures to ICE Futures’ suite of energy futures and options brings the world’s two most significant crude oil benchmarks together on ICE’s trading platform. WTI is the leading benchmark for crude prices in the United States, and Brent is the leading benchmark for pricing crude and refined products produced and consumed outside of the United States. In February 2006, we announced plans to introduce more than 50 additional cleared contracts on our OTC markets in 2006, beginning with the first set of ten contracts that were launched on March 3, 2006.

Technology

Technology is a key component of our business strategy, and we regard it as crucial to our success. Our operation of electronic trading facilities for both futures and OTC markets has influenced the design and implementation of the technologies that support our operations. We currently employ a team of 71 experienced technology specialists, including project managers, system architects, software developers, performance engineers, systems and quality analysts, database administrators and website designers. We have established a track record of operating a successful electronic trading platform by developing and integrating multiple, evolving technologies that support substantial trading volume. The integrated suite of technologies that we employ has been designed to support a significant expansion of our current business and provides us with the ability to leverage our technology base into new markets and to develop new products and services rapidly and reliably.

As trading activity has increased, we have continued to improve matching engine performance and to add functionality as appropriate as we make available to our participants trading in new markets and product types. We have adopted a modular approach to technology development and have engineered an integrated set of solutions that support multiple specialized markets. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our participants. Our electronic platform is accessible from anywhere in the world via the Internet. We also develop and operate other software components used to support mid and back office services such as clearing, market data and electronic confirmations. Our clearing infrastructure is designed to be easily extendable to support integration with additional clearing interfaces. We currently support clearing integration to LCH.Clearnet, as well as to The Clearing Corporation for the purposes of clearing and settling the Chicago Climate Exchange markets as part of our provision of services to the Chicago Climate Exchange.

Speed, reliability, scalability, and capacity are critical performance criteria for electronic trading platforms. Our electronic platform was designed from the outset to be highly scalable, enabling us to meet anticipated user growth as demand increases. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. We continually monitor and upgrade our capacity requirements and have configured our systems to handle approximately twice our peak transactions in our highest volume products.

The technology systems supporting our trading operations can be divided into four major categories:

Distribution	Technologies that support the ability of our participants to access our marketplace via the Internet or a direct connection to our platform.
Front-end functionality	Technologies that provide a robust graphical user interface, application programming interfaces, and enable the delivery of other front-end tools.
Electronic trade matching	Technologies that aggregate orders and match buy and sell orders when their trade conditions are met.
Security and disaster recovery	Technologies that maximize and maintain the security of our markets, as well as provide for the transition to a redundant operating environment in the case of system failure caused by internal or external events.

Distribution

The accessibility of our platform via the Internet differentiates our markets and serves to attract liquidity and trading volume to our markets. As of December 31, 2005, we had over 9,300 active connections to our platform at over 1,000 OTC participant firms and over 440 futures participant firms. Of these active connections, over 4,600 are used during peak hours. Most of our participants access our electronic platform through the Internet. Over the past two years, as part of our efforts to provide additional access choices to participants, we implemented a program to connect conforming independent software vendors to our platform. As a result, we now have the potential to attract thousands of additional participants to trade in our markets through these independent software vendors. Typically, each independent software vendor represents a single connection to our platform, though numerous participants may access our markets through each independent software vendor. Our electronic platform is highly scalable and additional capacity can be increased by adding additional hardware.

Front-End Functionality

We provide secure access to our electronic platform via a graphical user interface, or front-end, known as WebICE. The WebICE graphical user interface serves as a customizable, feature rich front-end to our platform. Participants can access our platform globally via the Internet by clicking on a link on our website. Our platform can be accessed using a number of operating systems, including Microsoft Windows 2000/XP, Linux and Mac OS.

We selectively offer our participants use of application programming interfaces that allow users to create customized applications and services around our electronic platform to suit their specific needs. Participants using application programming interfaces are able to link their internal computer systems to our platform and enable high-speed data flow to their front office trading systems, as well as their risk management, data feed, settlement, and accounting systems. Our application programming interfaces also enable independent software vendors to adapt their products to our platform, thereby offering our participants a wide variety of front-end choices in addition to our own user interface.

Electronic Trade Matching

Order matching constitutes the core of our electronic platform. Our platform supports functionality for trading in bilateral OTC, cleared OTC and futures and options contracts. Our core functionality is available on a single platform for all of the products that we offer, rendering it highly flexible and relatively easy to maintain. As a result, enhancements made for one product are also easily made for other products. Our order matching functionality is designed based on a combination of internal and external software and technology. Large scale enterprise servers provide the processing capacity for the matching engine which captures price requests by our participants and matches trades instantaneously based on the order and price at which trades were entered.

Security and Disaster Recovery

Physical and digital security are each critical to the operation of our platform. At our corporate offices as well as at all of our data centers, physical access controls have been instituted to restrict access to sensitive areas. We also employ what we believe are state-of-the-art digital security technology and processes, including high level encryption technology, complex passwords, multiple firewalls, network level virus detection, intrusion detection systems and secured servers.

We use a multi-tiered firewall scheme to control access to our network. We have also incorporated several protective features into our electronic platform at the application layers to ensure the integrity of participant data and connectivity. For example, we use access control profiles to prevent a given participant from accessing data affiliated with another participant. We are also able to restrict the functions that a particular user can perform with any company data within a given application. Our electronic platform monitors the connection with each user connected to the platform. If a connection to a particular participant can no longer be detected, certain outstanding orders entered by that participant are automatically withdrawn and held. Users have the option to allow orders to remain in the market after logging out or disconnecting from our platform. In addition, even though our electronic platform is globally accessible over the Internet, we are able to restrict platform access to designated IP addresses, if so desired by a participant.

We use a remote data center to provide a point of redundancy for our trading technology. Our back-up facility fully replicates our primary data center and is designed to ensure the uninterrupted operation of our electronic platform’s functionality in the face of external threats, unforeseen disasters or internal failures. In the event of an emergency, participants connecting to our electronic platform would be rerouted automatically to the back-up facility. Our primary data center continuously collects and saves all trade information and periodically transmits it to our back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage. In the event that we were required to complete a changeover to our back-up disaster facility, we anticipate that our platform would experience less than six hours of down time.

Support Services

All of our participants have access via e-mail and telephone to our specialized help desk, which provides support with respect to general technical, business and administrative questions, and is staffed 24 hours a day from Sunday at 6:00 p.m. until Friday at 6:00 p.m. At all other times, support personnel are available to assist our participants via mobile phone and e-mail. We utilize a third party customer relationship management software to assist support staff in tracing inbound calls and e-mails to centralize issue reporting and resolution tracking. Each week a summary of reported issues is compiled and sent to operations management for review. In addition, our participants may access training materials and user guides which are available on our website.

Technology Partners, Vendors and Suppliers

We maintain relationships with a range of technology partners, vendors and suppliers in respect of clearing services, software licensing, hosting facilities and electronic trade routing.

If any of our contracts with our key technology partners, vendor or suppliers were terminated, we believe that we would be able to gain access on a timely basis to products and services of comparable quality, on comparable terms.

Internally Developed Software

The current focus of our internal software development is in the following areas:

•	enhancement of our existing platform to increase connectivity, functionality and performance in support of our plan to increase trading volumes in our markets and for the development of new products;

•	development of functional enhancements and performance improvements to our electronic trade confirmation service; and

•	development of technology infrastructure to support the emerging data sales component of our OTC business.

Competition

The markets in which we operate are highly competitive and we expect competition to intensify in the future. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including electronic platforms, traditional exchanges and voice brokers. Prior to the passage of the Commodity Futures Modernization Act of 2000, or CFMA, futures trading was generally required to take place on or subject to the rules of a federally designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The CFMA and other changing market dynamics have led to increasing competition from a number of different domestic and international sources of varied size, business objectives and resources.

We believe we compete on the basis of a number of factors, including:

•	depth and liquidity of markets;

•	price transparency;

•	reliability and speed of trade execution and processing;

•	technological capabilities and innovation;

•	breadth of product range;

•	rate and quality of new product developments;

•	quality of service;

•	connectivity;

•	mid- and back-office service offerings, including differentiated and value-added services;

•	transaction costs; and

•	reputation.

We believe that we compete favorably with respect to these factors, and that our deep, liquid markets; breadth of product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to develop new and innovative products; enhance our technology infrastructure, including its reliability and functionality; and maintain liquidity and low transaction costs.

Our Principal Competitors

Currently, our principal competitor is the New York Mercantile Exchange, Inc. (“NYMEX”). NYMEX is a predominantly open-outcry commodities exchange for the trading of energy futures contracts and options on futures contracts. In February 2006, NYMEX announced plans to offer side-by-side electronic trading along with its open-outcry trading, and this service is expected to launch prior to the end of the second quarter of 2006. Among its primary products, NYMEX offers trading in a West Texas Intermediate light sweet crude oil futures contract and a Henry Hub natural gas futures contract. In addition, we currently compete with:

•	voice brokers active in the commodities markets;

•	other electronic trading energy platforms; and

•	market data vendors.

Competition with Our Futures Business

In our futures business, we currently compete with NYMEX and European natural gas and power exchanges. In the United States, NYMEX lists the West Texas Intermediate crude oil futures contract, which competes with the IPE Brent Crude futures contract as a benchmark for worldwide trading in crude oil futures. NYMEX also opened an open-outcry trading facility during September 2005 in London which completes directly with certain ICE Futures products. In early 2006, the Chicago Mercantile Exchange publicly announced that it intends to offer energy commodity products but did not provide a specific timetable or provide specific details of its energy offerings. A non-compete agreement that exists between the Chicago Mercantile Exchange and NYMEX will reportedly expire in June 2006. There are also several electronic exchanges in Europe that may, in the future, offer trading in contracts that compete with ours. In addition, the recent consolidation of, and development of alliances between, European exchanges and clearinghouses has resulted in increasingly large and well-capitalized trading services providers.

Competition with Our OTC Business

Other financial services or technology companies, in addition to those named above, have entered the OTC electronic trading services market. Additional joint ventures and consortia are forming, or have been formed, to provide services similar to those that we provide. Others may acquire the capacity to compete with us through acquisitions. In particular, we expect that existing, well-capitalized participants in the electronic trading market for fixed income products and foreign exchange products will seek out revenue opportunities in the commodities markets. If we expand into new markets in the future, we could face significant competition from other companies.

Competition with Our Market Data Business

Competition in the market data market can be differentiated primarily between the futures market and the OTC market. Our main competitor for futures market data is NYMEX, which trades similar futures contracts to those traded on our platform. Because of the competing nature of these contracts, customers tend to purchase the data from both the NYMEX and our real-time futures contracts via vendor screens. Within Europe, competition for real-time data comes from both the European exchanges and ’online’ brokers such as

ICAP, Prebon Energy and Tradition Financial Services or TFS, which list and sell market data relating to OTC contracts that co-exist along side our futures contracts. Competition for OTC market data comes from NYMEX, brokerages such as Amerex, which market data derived from their brokerage activities in the North American power and gas markets, market price assessment & reporting organizations such as Platts and NGI, as well as market data redistributors such as Bloomberg and Reuters who product their own OTC price assessments.

Intellectual Property

We rely on a wide range of intellectual property. We own or have a license to use all of the software that is essential to the operation of our electronic platform, much of which has been internally-developed by our technology team since our inception. In addition to our software, we regard certain business methods and our brand names, marketing elements, logos and market data to be valuable intellectual property. We protect this intellectual property by means of patent, trademark, service mark, copyright and trade secret laws, contractual restrictions on disclosure and other methods.

We currently have licenses to use several U.S. patents, including the Wagner patent, which relates to the automated matching of bids and offers for futures contracts traded in the United States, and the Togher family of patents, which relate to the way in which bids and offers are displayed on an electronic trading system in a manner that permits parties to act only on those bids and offers from counterparties with whom the party has available credit. We have been granted a non-exclusive license from eSpeed, Inc. to use the Wagner patent for the trading of futures contracts where at least one of the screens is located in the United States or where the contract provides for delivery of the underlying commodity in the United States. Under the terms of the eSpeed license, which expires on the expiration of the Wagner patent in February 2007, we are required to pay eSpeed a minimum of $2.0 million per year, plus a royalty fee equal to the greater of 10 cents for each side to a contract or generally 20 cents per contract. We paid eSpeed $1.5 million, $32,000 and $14,000 in royalty fees for the years ended December 31, 2005, 2004 and 2003, respectively. For every 25 million applicable contracts executed on our electronic platform in a given year beyond the first 25 million contracts, we must pay eSpeed an additional $2.0 million (in addition to the per-contract charge). In the event that the notional value of any contract subject to the license exceeds $50,000 as of the date on which such contract is first available for trading, then the number of contracts used to calculate the payments described above will equal the notional value divided by $50,000, with the result rounded up to the next whole number. eSpeed has agreed that to the extent it enters into more favorable licensing terms with any third party, it will modify our license agreement to incorporate those more favorable terms. In addition, in connection with the settlement of patent infringement litigation with EBS Dealing Resources, Inc. or EBS, we obtained from EBS a worldwide, fully paid, non-exclusive license to use technology covered under patents known as the Togher patents (presently issued or issued in the future claiming priority to U.S. patent application 07/830,408). As a fully paid license, we pay no royalties to EBS on an ongoing basis. The EBS license expires on the latest expiration of the underlying patents.

We cannot guarantee that the Wagner patent, the Togher patents or any other patents that we may license or acquire in the future, are or will be valid and enforceable. If the Wagner patent is found to be invalid, our license will terminate.

We have several U.S. and foreign patent applications pending, including with respect to our electronic trade confirmation service, our method to allow a user to engage in program trading while protecting their proprietary data and software (known as ICEMaker), our method for displaying both cleared OTC products and bilateral OTC products in a single price stream in connection with our OTC business, our method for locking prices on electronic trading screens, and our method for exchanging OTC contracts and futures contracts in similar base commodities on an electronic trading platform. Our electronic trade confirmation service and our OTC clearing service are also the subject of applications pending in the European Patent Office and the Canadian Patent Office. In addition, a Patent Cooperation Treaty application has been filed with respect to the ICEMaker system. We can provide no assurance that any of these applications will result in the issuance of patents.

We have received several federal registrations on trademarks used in our business, including “IntercontinentalExchange” and “ICE”. We have also received federal registrations on other services or products we provide, including “ICEMaker”. In addition, we have several foreign and U.S. applications pending for other marks used in our business. We can provide no assurance that any of these applications will mature into registered trademarks.

This report also contains additional trade names, trademarks and service marks of ours and of other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and this use or display should not be construed to imply, our endorsement or sponsorship of these other parties, their endorsement or sponsorship of us, or any other relationship between us and these other parties.

Sales

As of December 31, 2005, we employed 25 full-time sales personnel. Our sales team is managed by a futures industry sales and marketing professional and is comprised primarily of former brokers and traders with extensive experience and established relationships within the energy trading community. Since our futures business is highly regulated, we also employ sales and marketing staff who understand the regulatory constraints upon marketing in this field.

Our marketing strategy is designed to expand relationships with existing participants through the provision of value-added products and services, as well as to attract new participants, including those in markets and geographic areas where we do not currently have a strong presence. We also seek to build brand awareness and promote greater public understanding of our business, including how our technology can improve current approaches to price discovery and risk management in the energy markets.

In 2004, we began to develop a cross-promotional marketing team for our futures and OTC businesses. We believe this repositioning of our marketing team is consistent with, and will provide more effective support of, the underlying emphasis of our business model — an open architecture and flexibility that allows us to anticipate and respond rapidly to evolving trends in the markets for energy commodities trading, while maintaining separate markets on a regulatory basis.

We typically pursue our marketing goals through a combination of on-line promotion through our website, third party websites, e-mail, print advertising, one-on-one client relationship management and participation in trade shows and conferences. From time to time, we also provide commission rate discounts of limited duration to support new product launches.

Employees

As of December 31, 2005, we had a total of 203 employees, with 107 employees at our headquarters in Atlanta, 78 in London and a total of 18 employees in our New York, Houston, Chicago, Singapore and Calgary offices. None of our employees is subject to a collective bargaining agreement. We have not experienced any work stoppages, and we believe our relationship with our employees is good.

Regulation

We are primarily subject to the jurisdiction of regulatory agencies in the United States and the United Kingdom and have permission from over 37 jurisdictions to allow trading on our platform.

Regulation of Our Business in the United States

We operate our OTC electronic platform as an exempt commercial market under the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission, or the CFTC. The CFTC generally oversees, but does not substantively regulate, the trading of OTC derivative contracts on our platform. All of our participants must qualify as eligible commercial entities, as defined by the Commodity Exchange Act, and each participant must trade for its own account, as a principal. Eligible commercial entities include entities with at least $10 million in assets that incur risks (other than price risk) relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as entities that regularly purchase or sell commodities or related contracts that are either (i) funds offered to participants that do not meet specified sophistication standards that have (or are part of a group of funds that collectively have) at least $1 billion in assets, or (ii) have, or are part of a group that has, at least $100 million in assets. We have also obtained orders from the CFTC permitting us to treat floor brokers and floor traders on U.S. exchanges and ICE Futures as eligible commercial entities, subject to their meeting certain requirements. As an exempt commercial market, we are required to comply with access, reporting and record-keeping requirements of the CFTC. Currently, our OTC business is not otherwise subject to substantive regulation by the CFTC or other U.S. regulatory authorities. Both the CFTC and the Federal Energy Regulatory Commission have view only access to our trading screens on a real-time basis. In addition, we are required to:

•	report to the CFTC certain information regarding transactions in products that are subject to the CFTC’s jurisdiction and that meet certain specified trading volume levels,

•	record and report to the CFTC complaints that we receive of alleged fraud or manipulative trading activity related to certain of our products, and

•	if it is determined by the CFTC that any of our markets for products that are subject to CFTC jurisdiction serve a significant price discovery function (that is, they are a source for determining the best price available in the market for a particular contract at any given moment), publicly disseminate certain market and pricing information free of charge on a daily basis.

Members of Congress have, at various times over the last several years, introduced legislation seeking to restrict OTC derivatives trading of energy generally and to bring electronic trading of OTC energy derivatives within the direct scope of CFTC regulation. Separate pieces of legislation have recently been introduced in Congress that would (i) provide the CFTC with the authority to require exempt commercial markets to comply with additional regulatory requirements and to require some participants on exempt commercial markets to file reports on their positions, and (ii) place price controls on natural gas derivatives and make those derivatives tradable only on a designated contract market, which is a regulatory status we do not presently hold. If adopted, this legislation could require us and our participants to operate under heightened regulatory burdens and incur additional costs in order to comply with the additional regulations, and could deter some participants from trading on our OTC platform.

We cannot predict whether this legislation will be adopted. Although these legislative proposals have not been enacted, the same types of legislation, or similar legislation, could be introduced in the near future. If such legislation or other legislation were to be enacted into law, it could have an adverse effect on our business.

The Energy Policy Act of 2005 that was signed into law by the President on August 8, 2005 grants to the Federal Energy Regulatory Commission the power to prescribe rules related to the collection and government dissemination of information regarding the availability and price of natural gas and wholesale electric energy. On January 19, 2006, the Federal Energy Regulatory Commission also issued final rules clarifying the agency’s authority over market manipulation by all electricity and natural gas sellers, transmission owners and pipelines, regardless of whether they are regulated by the Federal Energy Regulatory Commission. These rules and possible future exercises of the Federal Energy Regulatory Commission’s rulemaking powers could adversely impact demand for our data products in the United States.

At various times in recent history, regulators in some states, including California and Texas, have publicly questioned whether some form of regulation, including price controls, should be reimposed in OTC commodities markets, particularly in states where the power markets were recently deregulated. We or our participants may, in the future, become subject to additional legislative or regulatory measures. These could require us to incur significant compliance costs or to modify our business strategy. Any measures affecting our participants in connection with their OTC commodities trading activities could potentially discourage participants from trading on our electronic platform and adversely affect our competitive position.

Regulation of Our Business in the United Kingdom and Europe

In the United Kingdom, we also engage in a variety of activities related to our business through subsidiary entities that are subject to regulation by the UK’s Financial Services Authority. ICE Futures is recognized as an investment exchange (RIE) by the FSA in accordance with the Financial Services and Markets Act 2000 (FSMA). As such, ICE Futures maintains front-line regulatory responsibility for its markets and is subject to regulatory oversight by the FSA. In order to retain its status as an RIE, ICE Futures is required to dedicate sufficient resources to its regulatory functions and to meet various regulatory requirements relating to sufficiency of financial resources, adequacy of systems and controls and effectiveness of arrangements for monitoring and disciplining its members. Failure to comply with these requirements could subject ICE Futures to significant penalties, including de-recognition.

Further, we engage in sales and marketing activities in relation to our OTC business through our subsidiary ICE Markets Limited, or ICE Markets, which is authorized and regulated by the FSA as an arranger of deals in investments and as an agency broker. ICE Markets has agreed to be subject to certain aspects of the FSA’s Alternative Trading Systems regime which include various reporting, record keeping, and monitoring obligations with respect to use by its participants of our electronic trading platform.

The regulatory framework in relation to ICE Futures’ status as a RIE is supplemented by a series of legislative provisions regulating the conduct of participants in the regulated market. Importantly, FSMA contains provisions making it an offense to engage in certain market behavior and prohibits market abuse through the misuse of information, the giving of false or misleading impressions or the creation of market distortions. Breaches of those provisions give rise to the risk of criminal or civil sanctions, including financial penalties. It should be noted, that under FSMA, ICE Futures, as an RIE, enjoys statutory immunity in respect of any claims for damages brought against it relating to any actions it has undertaken (or in respect of any action it has failed to take) in good faith, in the discharge of its regulatory function.

Currently, there is no consolidated approach to the regulation of commodity and commodity derivatives trading in the various jurisdictions within the European Union (E.U.). We have reviewed the applicable laws and, where appropriate, have taken steps to ensure that we have obtained the relevant license or authorization to operate in relevant jurisdictions. However, a series of Europe-wide initiatives will introduce a more harmonized approach to regulation in this area. In particular, the Market Abuse Directive (Directive 2003/06/EC) which came into force in October 2004 introduced a specific prohibition against insider dealing in commodity derivative products. Further, the Markets in Financial Instruments Directive (Directive 2004/39/EC) which will come into force in October 2007, will introduce a harmonized approach to the licensing of services relating to commodity derivatives across the E.U. The proposals also impose greater regulatory burdens on E.U.-based operators of regulated markets, alternative trading systems and authorized firms in the commodity derivatives area but will also introduce the concept of a pan-European “passport” allowing us to offer services in all E.U. member states in which our participants are based on the basis of UK regulation. We will review our regulatory licenses in light of the implementation of MIFID to ensure that they meet our requirements.

Industry Overview

The markets for energy commodities trading include trading in both physical commodities contracts and derivative instruments — instruments that derive their value from an underlying energy commodity or index — across a wide variety of commodities, including crude oil, natural gas, electricity or power, coal, chemicals, weather and emissions. Derivative instruments provide a means for hedging price risk, asset allocation, speculation or arbitrage. Contracts for physical commodities allow counterparties to contract for the delivery of the underlying physical asset.

Crude oil is one of the world’s most widely-used commodities, and as such is also one of the most widely-traded commodities. The term “crude” oil refers to petroleum in its raw form, as it comes out of the earth. There are several different types or grades of crude oil traded in the market, each of which is named to reflect the oil field from which it is extracted. For example, Brent crude oil is a light sweet grade of crude named for the Brent Oil Field in the North Sea, off the coast of Britain, and Oseberg and Forties are grades of crude oil similar to Brent crude and are also drawn from the North Sea. Crude oil, including Brent crude oil, is only useful after refining, which produces numerous oil-based component products, including petroleum gas, gasoline, naphtha, kerosene, gas oil, heavy gas oil, lubricating oils and residuals, among others. The breadth of these refined oil products is illustrated in the following diagram.

Natural gas, another widely-used and widely-traded energy commodity, is a naturally occurring combustible mixture of hydrocarbon gases that is extracted from the earth. Once brought from underground, natural gas is refined to remove impurities such as water and sand, as well as other gases and compounds. After refining, natural gas is transported through a network of pipelines, thousands of miles of which exist in the United States and other developed countries, to delivery points, or “hubs”.

Power can be generated through a number of means, including the burning of refined crude oil products and natural gas, or through renewable means such as hydro-electric generation or wind. In contrast to natural gas and crude oil, power is a man-made “end” commodity that cannot be stored — it must be used as it is produced — and therefore is transported via a network of transmission lines only within the regions in which it is generated.

Natural gas and power contracts are traded based, in part, upon the location to which they are delivered. In North America, there are nearly 100 natural gas hubs (including the benchmark Henry Hub located in Louisiana), and approximately 15 power hubs. Market participants can trade contracts for natural gas or power based on any of these hubs, whose prices are determined by transportation costs and supply and demand at each hub.

In addition to being characterized by an underlying commodity or component asset, derivative contracts are further characterized by physical delivery or financial settlement, as well as the term of the contract. The contracts with the greatest liquidity are those that have settlement or expiry dates within the following one or two months, called the prompt or front months. Contracts that have settlement dates one year out or longer, referred to as the back months, tend to be less actively traded. Participants in the markets for energy commodities trading include industrial firms that produce or use energy products and financial institutions, among others. These market participants pursue a range of trading strategies for a variety of reasons, including risk management, asset allocation, speculation, arbitrage and physical delivery of the commodity.

There are two types of market structures within the energy commodities trading sector — the futures market and the OTC market. These market structures are distinguished by their unique regulatory, participatory, reporting and operational requirements.

The Futures Market

A futures exchange typically operates as an auction market, where trading is conducted either on an electronic platform or on an open-outcry trading floor. In an auction market, prices are established publicly either on a screen or on the floor by participants posting bids, or buying indications, and offers, or indications to sell. A futures exchange offers trading of standardized contracts and provide access to a centralized clearing system. Commodity futures exchanges are regulated in the United States by the CFTC and are required to publish certain information, such as contract settlement prices and participant information. Commodity futures exchanges are regulated in the United Kingdom by the Financial Services Authority. In a typical futures market, participants can trade two types of instruments:

•	Futures: A future is the most common exchange-traded commodity contract. It is a standardized contract to buy or sell a specified quantity of an underlying asset during a particular month (an exact delivery date or a range of dates will be specified). Contract sizes are standardized and differ by commodity. For example, the IPE Brent Crude futures contract has a contract quantity of 1,000 net barrels, or 42,000 U.S. gallons. The price of the futures contract is determined through the auction process on the exchange. Futures contracts are settled through either physical delivery or cash settlement, depending on the contract specification.

•	Options: An option is a contract that conveys to the buyer the right, but not the obligation, to call (buy) or put (sell) an underlying futures contract at a price determined at the time of the execution of the option.

Historically, trading in futures contracts took place exclusively through face-to-face interaction on a physical trading floor by members of an exchange, also known as a “pit”, through an auction process known as “open-outcry”. In an open-outcry market, the matching of buyers and sellers is achieved by traders in the pit locating other traders in the pit who have an opposite trading interest. As the name implies, traders “cry out” their bids and offers, often in combination with a system of hand signals, with the objective of finding a counterparty with whom to trade.

All futures contracts and options on futures contracts are cleared through a central clearinghouse. Clearing is the procedure by which each futures and options contract traded on an exchange is novated, or replaced, with a contract with the clearinghouse. In this process, the clearinghouse is interposed between the trading parties and becomes the buyer to each member firm that is a seller, and the seller to each member firm that is a buyer. By interposing itself between the member firm parties of every trade, the clearinghouse guarantees each member firm party’s performance, and eliminates the need to evaluate counterparty credit risk. Futures commission merchants function, in turn, as intermediaries between market participants and a clearinghouse. From the participant’s perspective, the futures commission merchant is the counterparty to a cleared trade, as the contract is cleared by the clearinghouse in the name of the futures commission merchant. From the clearinghouse’s perspective, the futures commission merchant is the counterparty to the trade. In effect, the clearinghouse takes on the counterparty credit risk of the futures commission merchant, and the futures commission merchant assumes the credit risk of each counterparty, which is partially offset by capital held by the futures commission merchant with respect to each counterparty.

The OTC Market

Over-the-counter, or OTC, is a term used to describe trading activity that does not take place on a regulated exchange. In this market, commercial market participants have historically entered into negotiated, bilateral contracts, although in recent years participants have begun to take advantage of cleared OTC contracts that, like futures contracts, are standardized and cleared through a central clearinghouse.

In contrast to the limited range of futures contracts available for trading on regulated exchanges, participants in the OTC markets have the ability to trade an unlimited number of customized contracts, which may specify contract terms, such as the underlying commodity, delivery date and location, term and contract size. Furthermore, while exchanges typically limit their hours of operation and restrict direct trading access to a limited number of exchange members, OTC markets operate virtually around the clock and do not impose membership requirements.

Financially-settled OTC contracts are classified as derivatives — meaning that the contract is settled through cash payments based on the value of the underlying commodity, rather than through physical delivery of the commodity. Physical contracts provide for settlement through physical delivery of the underlying commodity. Physical contracts may be entered into for either immediate delivery of a commodity, in the cash or “spot” market, or for delivery of a commodity at a specified time in the future, in the “forward” market. Forward contract prices are generally based on the spot market prices of the underlying commodity, since long-term contracts evolve into short-term contracts over time.

Several types of contracts are typically traded in the OTC market:

•	Forwards and Swaps: A forward contract is an agreement between two parties to deliver a specified quantity of an underlying asset, on a specified date, and at a specified location. Unlike futures contracts discussed above, forward contracts are not standardized, but can be negotiated on an individual basis between counterparties. Swaps generally are contracts between the holders of two different assets with differing risk and performance profiles in which the risk or performance characteristics are exchanged. Swaps may be settled against the future price of a single commodity or against an index of commodity prices.

•	Differentials and Spreads: Differentials, or basis swaps, are contracts that allow counterparties to “swap” delivery (or the financial equivalent of delivery) of a commodity between two different delivery points. For example, trading parties may enter into a basis swap for natural gas by swapping delivery of natural gas at the benchmark Henry Hub for delivery at any hub in North America. This type of contract allows market participants to hedge or speculate on forward natural gas prices in various markets. The price of a basis swap contract is based on the cost differential between delivery at each hub. Spreads are the simultaneous purchase and sale of forward contracts for different months, different commodities or different grades of the same commodity.

•	Options: Options are contracts that convey to the buyer the right, but not the obligation, to require the seller to make or take delivery of a stated quantity of a specified commodity at a specified price. Options may also be cash settled, based on the difference between the market price of the underlying commodity and the price of the commodity specified in the option.

Because bilateral OTC contracts are entered into and settled on a principal-to-principal basis, each party is exposed to counterparty credit risk. Therefore, traditionally, OTC market participants have relied heavily on their internal risk management systems to monitor and mitigate counterparty credit and performance risk. In recent years, a growing number of markets, including ours, have begun to offer clearing for some of the more commonly traded OTC contracts to address the risks associated with entering into bilateral agreements. Participants who choose to trade cleared OTC products must have an account with a futures commission merchant.

A key structural difference between futures and cleared OTC forward markets on the one hand and equity markets on the other hand is the need for a trader in the futures or OTC forward markets to close out a long or short position through the same exchange on which the original position was established. This has the benefit of retaining the open interest at that exchange. In contrast, traders in equity markets can execute any trade on any exchange with quality and cost of execution being the only considerations.

Industry Trends

We believe that the increasing interest in energy derivatives trading is being driven primarily by the following key factors:

•	Growth in Electronic Trading: Innovations in technology have increased the speed of communications and the availability of information, which have enabled market participants to access and participate in the commodities markets more easily and quickly and less expensively. During the last decade, the use of electronic trading has become increasingly prevalent, and offers a number of advantages relative to floor-based trading.

•	Lower Barriers to Entry for Market Participants: The barriers to entry for trading in energy derivatives have traditionally been significant, which has limited the ability of many traders to participate in this market. In recent years, a considerable erosion of these barriers has occurred largely due to the availability of electronic trading. In addition to electronic trading, other changes in market structure contributing to lower barriers to entry include declining exchange membership fees, use of independent software vendors, and the introduction of cleared OTC contracts.

•	Increasing Adoption of Energy Commodities as an Investable Asset Class: Investors’ interest in energy commodities as an asset class has experienced significant growth in recent years. A number of attributes inherent to energy commodities have contributed to this growth including higher volatility, geopolitical risk, low/negative correlation with other asset classes, asset diversification and attractive investment returns.

•	New Market Participants: Recent growth in energy derivatives trading has been driven in part by increased participation in energy markets by financial institutions, hedge funds, proprietary trading firms and institutional investors.

Available Information

Our principal executive offices are located at 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328. Our main telephone number is (770) 857-4700.

A copy of this Annual Report on Form 10-K, as well as any future our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are, or will be, available free of charge, on the Internet at the Company’s website www.theice.com as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports, excluding exhibits, are also available free of charge by mail upon written request to our Secretary at the address listed above.

In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee and (iii) Nominating and Corporate Governance Committee, as well as our Code of Ethics and Business Conduct, Board of Directors Governance Principles, Board Communication Policy and Governance Hotline. We will provide a copy of these documents to stockholders upon request.

ITEM 1(A).	RISK FACTORS

You should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below are those that we currently believe may materially affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect our company in the future. If any of the risks discussed below actually occur, our business, financial condition, operating results, or cash flows could be materially adversely affected.

Risks Relating to Our Business

We face intense competition from regulated exchanges, voice brokers and other electronic platforms, which could adversely affect our business. If we are not able to compete successfully, our business will not survive.

The market for commodities trading facilities is highly competitive and we expect competition to intensify in the future. Our current and prospective competitors, both domestically and internationally, are numerous.

Our principal competitor, NYMEX, is a regulated, predominantly open-outcry futures exchange that offers trading in futures products and options on those futures in the crude oil, gas and metals markets, among other commodities markets. NYMEX has also established two electronic platforms: NYMEX Access and ClearPort. NYMEX is larger than we are and has greater financial resources, a broader participant base and a longer operating history. NYMEX also operates its own clearinghouse, which may give it greater flexibility in introducing new products and clearing services than we are able to offer through our relationship with LCH.Clearnet, formerly known as the London Clearing House, a clearinghouse based in London. Unlike NYMEX, we may be limited in the number of cleared OTC contracts that we are able to offer, since we must first obtain approval from LCH.Clearnet to offer such products. Our relationship with LCH.Clearnet is also subject to termination by either party upon one year’s notice. See “— We do not own our own clearinghouse and must rely on LCH.Clearnet to provide clearing services for the trading of futures and cleared OTC contracts in our markets. We cannot continue to operate our futures and cleared OTC businesses without clearing services.”

In February 2006, NYMEX launched a “mini” version of the Brent crude futures contract, trading exclusively electronic. Also in February 2006, NYMEX announced plans to offer side-by-side electronic trading along with its open-outcry trading, and this service is expected to launch prior to the end of the second quarter of 2006. We also have been involved in litigation with NYMEX, in which NYMEX asserted against us claims of intellectual property infringement related to our use of and reference to NYMEX settlement prices in our cleared OTC swap contracts for Henry Hub natural gas and West Texas Intermediate crude oil. The federal district court granted our motion for summary judgment in September 2005, dismissing the claims filed against us by NYMEX. The case is presently on appeal before the Second Circuit Court of Appeals. If NYMEX is successful in its appeal, and the matter is determined adversely to us, our business would be materially and adversely affected.

In addition to NYMEX, we also currently compete with:

•	voice brokers active in the commodities markets, including Amerex, ICAP, Prebon Yamane and Tradition (North America);

•	other electronic energy trading platforms, such as NGX (a subsidiary of the Toronto Stock Exchange) and HoustonStreet;

•	energy futures exchanges, such as European Energy Derivatives Exchange, or Endex (formerly known as Amsterdam Power Exchange), Nord Pool, and Powernext; and

•	market data vendors, such as Bloomberg, Reuters, Argus and Platts (a division of The McGraw-Hill Companies Inc.).

We may also face additional competition from new entrants to our markets. Competition in the market for commodities trading could increase if new electronic trading platforms or futures exchanges are established, or if existing platforms or exchanges that currently do not trade energy commodities products decide to do so. In early 2006, the Chicago Mercantile Exchange publicly announced that they intend to offer energy commodity products but did not provide a specific timetable or provide specific details. A non-compete agreement that exists between the Chicago Mercantile Exchange and NYMEX will reportedly expire in June 2006. Additional competition from new entrants to our markets could negatively impact our trading volumes and profitability.

In addition, some of the exchanges, trading systems, dealers and other companies with which we currently or in the future could compete are substantially larger than we are and have substantially greater financial, technical, marketing and other resources and more diverse revenue streams than we do. Some of these exchanges and other businesses have long standing, well established and, in some cases, dominant positions in their existing markets. They may offer a broader range of products and services than we do. In addition, our competitors may:

•	respond more quickly to new or evolving opportunities, technologies and participant requirements;

•	develop services and products similar to or that compete with ours;

•	develop services and products that are preferred by our participants or new market participants;

•	price their products and services more competitively or respond more quickly to competitive pressures;

•	take advantage of efficiencies that result from owning their own clearinghouses, including the ability to bring new cleared products to market faster and offering cross-margining opportunities across products that reduce the cost of capital for participants;

•	develop and expand their network infrastructure and service offerings more efficiently;

•	utilize better, more user-friendly and more reliable technology;

•	consolidate and form alliances, which may create more liquidity in their markets, cost reductions and better pricing than we offer;

•	more effectively market, promote and sell their products and services; and

•	better leverage existing relationships with participants and alliance partners or exploit better recognized brand names to market and sell their services.

Our ability to continually maintain and enhance our competitiveness and respond to threats from stronger current and potential competitors will have a direct impact on our results of operations. We cannot assure you that we will be able to compete effectively. If our markets, products and services are not competitive, our business, financial condition and operating results will be materially affected. In addition, even if new entrants or existing competitors do not significantly erode our market share, we may be required to reduce significantly the rates we charge for trade execution or market data to remain competitive, which could have a material adverse effect on our profitability.

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability.

We earn transaction fees for transactions executed in our markets and from the provision of electronic trade confirmation services. Historically, we have also earned transaction fees under order flow agreement shortfalls. We derived 87.9%, 83.9% and 86.9% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively, from our transaction-based business. Even if we are able to further diversify our product and service offerings, our revenues and profitability will continue to depend primarily on our transaction-based business. Historically, we have derived a substantial portion of our futures business revenues from transaction fees generated from trades executed on our open-outcry trading floor. Any decline in our trading volumes as a result of the floor closure in the short-term or long-term will negatively impact our transaction fees and, therefore, our revenues. Accordingly, the occurrence of any event that reduces the amount of transaction fees we receive, whether as a result of declines in trading volumes or market liquidity, adverse response to an all electronic market, reductions in commission rates or regulatory changes, will have a significant impact on our operating results and profitability.

Our business depends in large part on volatility in energy commodity prices and has benefited from record-high oil prices in recent years.

Participants in the markets for energy commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take speculative or arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven primarily by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Energy commodities markets historically have experienced significant price volatility. We cannot predict whether this pattern will continue, or for how long, or if this trend will reverse itself. Were there to be a sustained period of stability in the prices of energy commodities, we could experience lower trading volumes, slower growth or even declines in revenues as compared to recent periods.

In addition to price volatility, we believe that the increase in global energy prices, particularly for crude oil, during the past three years has had a positive impact on the trading volume of global energy commodities, including trading volumes in our markets. As oil prices have risen to record levels, we believe that additional participants have entered the markets for energy commodities trading to address their growing risk-management needs or to take advantage of greater trading opportunities. This is particularly true in the case of increased trading due to the effects of Hurricanes Katrina and Rita, which may be temporary and unlikely to continue. If global crude oil prices decrease or return to the lower levels where they historically have been, it is possible that many market participants, particularly the newer entrants, could reduce their trading activity or leave the trading markets altogether. Global energy prices are determined by many factors, including those listed below, that are beyond our control and are unpredictable. Consequently, we cannot predict whether global energy prices will remain at their current levels, nor can we predict the impact that these prices will have on our future revenues or profitability.

Factors that are particularly likely to affect price volatility and price levels, and thus trading volumes, include:

•	economic, political and market conditions in the United States, Europe, the Middle East and elsewhere in the world;

•	weather conditions, including hurricanes and other significant weather events that impact production, refining and distribution facilities for oil and natural gas;

•	the volatility in production volume of the commodities underlying our energy products and markets;

•	war and acts of terrorism;

•	legislative and regulatory changes;

•	credit quality of market participants;

•	the availability of capital;

•	broad trends in industry and finance;

•	the level and volatility of interest rates;

•	fluctuating exchange rates and currency values; and

•	concerns over inflation.

Any one or more of these factors may reduce price volatility or price levels in the markets for energy commodities trading, which in turn could reduce trading activity in those markets, including in our markets. Moreover, any reduction in trading activity could reduce liquidity, the ability to find ready buyers and sellers at current prices, which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a growing competitive advantage over other markets. This could put us at a greater disadvantage relative to our principal competitor, whose markets are larger and more established than ours.

We are unable to predict whether or when these unfavorable conditions may arise in the future or, if they occur, how long or severely they will affect our trading volumes. A significant decline in our trading volumes, due to reduced volatility, lower prices or any other factor, could have a material adverse effect on our revenues, since our transaction fees would decline, and in particular on our profitability, since our revenues would decline faster than our expenses, some of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time, and our trading volumes were to decline substantially and for a long enough period, the liquidity of our markets, and the critical mass of transaction volume necessary to support viable markets, could be jeopardized.

Our revenues depend heavily upon trading volumes in the markets for IPE Brent Crude and IPE Gas Oil futures contracts and OTC North American natural gas and power contracts. A decline in volumes or in our market share in these contracts would jeopardize our ability to remain profitable and grow.

Our revenues depend heavily on trading volumes in the markets for IPE Brent Crude futures contracts, IPE Gas Oil futures contracts and OTC North American natural gas and power contracts. Trading in IPE Brent Crude futures contracts accounted for 26.5%, 29.7% and 30.4% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Trading in IPE Gas Oil futures contracts accounted for 9.5%, 11.3% and 10.6% of our consolidated revenues for years ended December 31, 2005, 2004 and 2003, respectively. Trading in OTC North American natural gas contracts accounted for 38.4%, 26.8% and 17.9% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Trading in OTC North American power contracts accounted for 10.6%, 8.7% and 6.1% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Our trading volume or market share in these markets may decline due to a number of factors, including:

•	development of competing contracts, and competition generally;

•	reliance on technology to conduct trading;

•	the relative stability of commodity prices;

•	increased availability of electronic trading on competing contracts;

•	possible regulatory changes; and

•	adverse publicity and government investigations.

If our trading volume or market share in these markets declines, our revenues would likely decline, which would negatively impact our ability to remain profitable and to grow our business.

Several of the largest and most active commercial participants in our North American natural gas and power markets terminated or substantially reduced their energy commodities trading activities beginning in mid-2002. This was due, in part, to highly publicized problems involving energy companies and significant declines in liquidity and trading volumes, increased regulatory scrutiny and enforcement actions brought against certain market participants. While some of these participants later resumed their trading activities, several new participants began trading in our markets — most notably financial institutions, hedge funds and proprietary trading firms. Competition for these new market entrants among exchanges and trading operations across a variety of markets is intense.

A decline in the production of commodities traded in our markets could reduce our liquidity and adversely affect our revenues and profitability.

We derived 86.9%, 82.1% and 79.1% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively, from exchange fees and commission fees generated from trading in commodity products in our futures and OTC markets. The volume of contracts traded in the futures and OTC markets for any specific commodity tends to be a multiple of the physical production of that commodity. If the physical supply or production of any commodity declines, our participants could become less willing to trade in contracts based on that commodity. For example, the IPE Brent Crude futures contract has been subject to this risk as production of Brent crude oil peaked in 1984 and began steadily falling in subsequent years. We, in consultation with market participants, altered the mechanism for settlement of the IPE Brent Crude futures contract to a mechanism based on the Brent/ Forties/Oseberg North Sea oil fields, known as the BFO Index, to ensure that the commodity prices on which its settlement price is based reflect a large enough pool of traders and trading activity so as to be less susceptible to manipulation. Market participants that trade in the IPE Brent Crude futures contract may determine in the future, however, that additional underlying commodity products need to be considered in the settlement of that contract or that the settlement mechanism is not credible. The United Kingdom is currently planning changes to the tax regime in relation to BFO trading which could potentially have an adverse impact on the level of trading in the BFO forwards market. Exchange fees earned from trading in the IPE Brent Crude futures contract accounted for 68.8%, 65.3% and 66.6% of our total revenues from our futures business, net of intersegment fees, for the years ended December 31, 2005, 2004 and 2003, respectively, or 26.5%, 29.7% and 30.4% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Any uncertainty concerning the settlement of the IPE Brent Crude futures contract, or a decline in the physical supply or production of any other commodity, could result in a decline in trading volumes in our markets, adversely affecting our revenues and profitability.

We may acquire other businesses, products or technologies. If we do, we may be unable to integrate them with our business, or we may impair our financial performance.

If appropriate opportunities present themselves, we may acquire businesses, products or technologies that we believe have strategic value. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, product or technology, we have limited experience, other than with respect to ICE Futures, in integrating a significant acquisition into our business. The process of integration may produce unforeseen operating difficulties and expenditures and may divert the attention of our management from the ongoing development of our business. If we make future acquisitions, we may issue shares of our stock that dilute shareholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations.

We do not own our own clearinghouse and must rely on LCH.Clearnet to provide clearing services for the trading of futures and cleared OTC contracts in our markets. We cannot continue to operate our futures and cleared OTC businesses without clearing services.

We have contracted with LCH.Clearnet, to provide clearing services to us for all futures contracts traded in our markets pursuant to a contract for an indefinite term that is terminable by either party upon one year’s prior written notice, if not otherwise terminated in accordance with its terms. LCH.Clearnet also provides clearing services to participants in our OTC business that trade designated contracts eligible for clearing. These services are provided pursuant to a separate contract we have entered into with LCH.Clearnet, which continues in force unless either party gives one year’s prior written notice. Our cleared OTC contracts have become a significant component of our business, and accounted for 69.3%, 47.6% and 13.9% of the total revenues, net of the intersegment fees, generated by our OTC business for the years ended December 31, 2005, 2004 and 2003, respectively.

The interruption or cessation of these clearing services and our inability to make alternate arrangements in a timely manner would have a material adverse effect on our business, financial condition and results of operations. In particular, if our agreement with LCH.Clearnet with respect to our futures business were terminated, and we could not obtain clearing services from another source, we may be unable to operate our futures markets and would likely be required to cease operations in that segment of our business. For the years ended December 31, 2005, 2004 and 2003, transaction fees generated by our futures business, which are also referred to as exchange fees, accounted for 36.7%, 42.0% and 42.6%, respectively, of our consolidated revenues.

If our agreement with LCH.Clearnet relating to our OTC business were terminated, we may be unable to offer clearing services in connection with trading OTC contracts in our markets for a considerable period of time. While we would still be able to offer OTC trading in bilateral contracts, our inability to offer trading in cleared contracts, assuming that no other clearing alternatives were available, would significantly impair our ability to compete, particularly in light of the launch of a competing swaps-to-futures clearing facility by one of our competitors and the ease with which other competitors can introduce new cleared OTC and futures products. For the years ended December 31, 2005, 2004 and 2003, transaction fees derived from trading in cleared OTC contracts accounted for 37.5%, 21.7% and 6.4%, respectively, of our consolidated revenues. Our principal competitor owns its own clearing facility and thus does not face the risk of losing the ability to provide clearing services to participants that we do. Moreover, because it owns its own facility, it may be able to provide clearing services more cost-effectively and can extend clearing services to new products faster than we can. For example, our ability to introduce new cleared OTC products is subject to review by and approval of LCH.Clearnet. In addition, all clearing fees are determined by LCH.Clearnet and may be set at prices higher than those set by our competitors or at levels prohibitive to trading. Although we may establish or acquire our own clearinghouse, the number of clearing facilities that are not owned by our competitors is limited, and developing our own clearing facility would be costly and time consuming. Additionally, requiring our participants to change clearing facilities may also be disruptive and costly.

LCH.Clearnet could elect for strategic reasons to discontinue providing clearing services to us for our futures and OTC businesses at any time with appropriate notice. For example, LCH.Clearnet could decide to enter into a strategic alliance with a competing exchange or other trading facility. In addition, according to the terms of our contract with LCH.Clearnet with respect to our OTC business, our relationship may be terminated upon a change in control of either party. The commodity markets have experienced increased consolidation in recent years and may continue to do so, and strategic alliances and changes in control involving various market participants are possible. LCH.Clearnet is owned by its members, which include banks and other financial institutions whose commercial interests are broader than the clearing services business. We cannot assure you that our futures or OTC businesses would be able to obtain clearing services from an alternate provider on acceptable terms or in sufficient time to avoid or mitigate the material adverse effects described above.

If we establish our own clearinghouse, or acquire a clearinghouse or an interest in a clearinghouse, we will be exposed to risks related to the cost of establishing or operating a clearinghouse and the risk of defaults by our participants.

In order to address the competitive disadvantages of not owning our own clearinghouse, we may in the future decide to establish a clearinghouse that would clear transactions executed in our markets. Alternatively, we might decide to purchase or acquire an interest in an existing clearinghouse for that purpose. Establishing or acquiring a clearinghouse, and subsequently operating the clearinghouse, would require substantial ongoing expenditures and would consume a significant portion of our management’s time, potentially limiting our ability to expand our business in other ways, such as through acquisitions of other companies or the development of new products and services. We cannot assure you that these clearing arrangements would be satisfactory to our participants or would not require substantial systems modifications to accommodate them. The transition to new clearing facilities could also be disruptive and costly to our participants. There are substantial risks inherent in operating a clearinghouse.

In addition, our establishment or acquisition of a clearinghouse might not be successful and it is possible that the clearinghouse would not generate sufficient revenues to cover the expenses incurred, which would subject us to losses. Moreover, by owning our own clearinghouse, we would in any event be exposed to the credit risk of our participants, to which we are not currently subject, and defaults by our participants could subject us to substantial losses. We would also be subject to additional regulation as a result of owning a clearinghouse.

Some of our current shareholders are also our participants and their interests may differ from those of other shareholders.

Some of our current shareholders are both our principal shareholders and participants in our markets. Revenues from these investors accounted for 15.7%, 24.9% and 47.3% of our revenues generated by our OTC business, net of intersegment fees, for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues from all our shareholders that own in excess of 1% of our outstanding common stock accounted for 21.9%, 27.1% and 36.3% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. As market participants, these shareholders may have strategic interests that are different from, or that could conflict with, your interests. For example, in their capacity as participants, these investors may favor lower fees for trade execution or other concessions that would presumably reduce our revenues, and therefore, the value of your ownership interest in us. Because of their common interests as participants in our markets, these investors may vote in the same way. If these investors vote together on a given matter, they collectively may have the ability to influence the decision, which could involve the election of our directors, the appointment of new management and the potential outcome of any matter submitted to a vote of our shareholders, including mergers, the sale of substantially all of our assets and other extraordinary events.

We are currently subject to regulatory oversight. Failure to comply with existing regulatory requirements, and possible future changes in these requirements or in the current interpretation of these requirements, could adversely affect our business.

We operate our electronic platform as an “exempt commercial market” under the Commodity Exchange Act. As such, we are subject to access, reporting and record-keeping requirements of the Commodity Futures Trading Commission, or the CFTC. However, unlike a futures exchange, our OTC business is not generally regulated by the CFTC. In contrast, ICE Futures, through which we conduct our futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures has regulatory responsibility in its own right and is subject to supervision by the Financial Services Authority pursuant to the Financial Services and Markets Act 2000 or FSMA. ICE Futures is required under FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. ICE Futures’ ability to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. In addition, electronic trading in ICE Futures products is permissioned in many jurisdictions, including in the United States, through “no-action” relief from the local jurisdiction’s regulatory requirements. In the United States, trading in ICE Futures products is permissioned based on a series of “no-action” letters from the CFTC. In connection with the launch of our ICE WTI Crude futures contract in February 2006, the CFTC stated that it will be evaluating the future use of its no-action process. If the CFTC revokes or makes substantial revisions to the no-action process or to the no-action decisions upon which we currently rely, ICE Futures may be required to comply with additional regulation in the United States, including the possibility of being required to become a Designated Contract Market in the United States. Requiring ICE Futures to comply with regulation in addition to that presently required by its primary regulator, the Financial Services Authority, would be costly and time consuming. Failure to comply with our regulatory requirements could subject us to significant penalties, including termination of our ability to conduct our regulated businesses.

Future legislative and regulatory initiatives, either in the United States, the United Kingdom or elsewhere, could affect one or more of the following aspects of our business:

•	the manner in which we communicate and contract with our participants;

•	the demand for and pricing of our products and services;

•	adverse tax treatment in connection with trading in our products;

•	a requirement that we maintain minimum regulatory capital on hand;

•	a requirement that we exercise regulatory oversight with respect to our OTC participants, and assume responsibility for their conduct;

•	a requirement that we implement systems and procedures to maintain and enforce compliance by our OTC participants;

•	our financial and regulatory reporting practices;

•	our record-keeping and record-retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

The implementation of new regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs and impede our ability to operate, expand and enhance our electronic platform as necessary to remain competitive and expand our business. Regulatory changes inside or outside the United States or the United Kingdom could materially and adversely affect our business, financial condition and results of operations.

The OTC commodities trading industry in North America has been subject to increased regulatory scrutiny in the recent past, and we face the risk of changes to our regulatory environment in the future, which may diminish trading volumes on our electronic platform.

Our OTC business is currently subject to limited regulatory oversight due to the types of market participants eligible to trade in our OTC markets. As an exempt commercial market, we are not subject to registration as an exchange nor to the type of ongoing comprehensive oversight to which exchanges are subject. Instead, we are required to comply with access, reporting and record-keeping requirements of the CFTC. In past years, however, the market for OTC energy commodities trading has been the subject of increased scrutiny by regulatory and enforcement authorities due to a number of highly publicized problems involving energy commodities trading companies. This increased scrutiny has included investigations by the Department of Justice, the Federal Energy Regulatory Commission and the Federal Trade Commission of alleged manipulative trading practices, misstatements of financial results, and other matters.

Furthermore, in the wake of suggestions that manipulative trading practices by certain market participants may have contributed to unseasonably high prices in the wholesale power market in California and other western states in the summer of 2000, and in response to a number of other factors, including the collapse of Enron Corporation and recent energy shortages following Hurricanes Katrina and Rita, legislative and regulatory authorities at both the federal and state levels, as well as political and consumer groups, called for increased regulation and monitoring of the OTC commodities markets in general and the North American natural gas and power markets (currently our most important OTC markets), in particular. For example, regulators in some states publicly questioned whether some form of regulation, including price controls, should be reimposed in OTC commodities markets, particularly in states where power markets were deregulated in recent years. In addition, members of Congress have, at various times in the last several years, introduced legislation seeking to restrict OTC derivatives trading of energy contracts generally and to bring electronic trading of OTC energy derivatives within the direct scope of CFTC regulation and to provide for expanded CFTC surveillance of natural gas markets.

In addition, the Energy Policy Act of 2005 that was signed into law by the President on August 8, 2005 grants to the Federal Energy Regulatory Commission the power to prescribe rules related to the collection and government dissemination of information regarding the availability and price of natural gas and wholesale electric energy. On January 19, 2006, the Federal Energy Regulatory Commission also issued final rules clarifying the agency’s authority over market manipulation by all electricity and natural gas sellers, transmission owners and pipe lines, regardless of whether they are regulated by the Federal Energy Regulatory Commission. These rules and possible future exercises of the Federal Energy Regulatory Commission’s rulemaking powers could adversely effect the trading of certain of our products and adversely impact demand for our data products in the United States or have other material adverse impacts on our business.

It is possible that future unanticipated events in the markets for energy commodities trading will lead to a recurrence of regulatory scrutiny and changes in the level of regulation to which our OTC business is subject.

Increased regulation of our participants or our markets could materially adversely affect our business. The imposition of stabilizing measures such as price controls in the power or other commodities markets could substantially reduce or potentially even eliminate trading activity in affected markets. New laws and rules applicable to our business could significantly increase our regulatory compliance costs, delay or prevent us from introducing our products and services as planned and discourage some market participants from using our electronic platform. New allegations of manipulative trading by market participants could subject us to regulatory scrutiny and possibly fines or restrictions on our business, as well as adverse publicity. All of this could lead to lower trading volumes and transaction fees, higher operating costs and lower profitability or losses.

If we are unable to keep up with rapid changes in technology and participant preferences, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platform and our proprietary technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions and the emergence of new industry standards and practices. These changes could render our existing proprietary technology uncompetitive or obsolete. Our ability to pursue our strategic objectives, including increasing trading volumes on our platform following our recent transition to an all electronic marketplace, as well as our ability to continue to grow our business, will depend, in part, on our ability to:

•	enhance our existing services and maintain and improve the functionality and reliability of our electronic platform, in particular, reducing network downtime;

•	develop or license new technologies that address the increasingly sophisticated and varied needs of our participants;

•	anticipate and respond to technological advances and emerging industry practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies.

We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology to our participants’ requirements or emerging industry standards in a timely and cost-effective manner. Any failure on our part to remain abreast of industry standards in technology and to be responsive to participant preferences could cause our market share to decline and negatively impact our profitability.

Our operating results are subject to significant fluctuations due to a number of factors. As a result, you will not be able to rely on our operating results in any particular period as an indication of our future performance.

A number of factors beyond our control may contribute to substantial fluctuations in our operating results, particularly in our quarterly results. As a result of the factors described in the preceding risk factors, you will not be able to rely on our operating results in any particular period as an indication of our future performance. The energy commodities trading industry has historically been subject to variability in trading volumes due primarily to five key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances in the underlying energy commodities, the number of trading days in a quarter and seasonality. As a result of one or more of these factors, trading volumes in our markets could decline, possibly significantly, which would adversely affect our revenues derived from transaction fees. If we fail to meet securities analysts’ expectations regarding our operating performance, the price of our common stock could decline substantially.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, our profitability will be adversely affected.

Our cost structure is largely fixed. We base our expectations of our cost structure on historical and expected levels of demand for our products and services as well as our fixed operating infrastructure, such as computer hardware and software, hosting facilities and security and staffing levels. If demand for our products and services declines and, as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis. In that event, our profitability will be adversely affected.

Fluctuations in currency exchange rates may adversely affect our operating results.

We currently generate a significant portion of our revenues and net income and corresponding accounts receivable and cash through sales denominated in pounds sterling, which is the functional currency of our foreign subsidiaries. Of our consolidated revenues, 38.3%, 46.1% and 47.1% were denominated in pounds sterling for the years ended December 31, 2005, 2004 and 2003, respectively, and we expect our exposure to foreign currency exchange risk to increase to the extent we are able to expand our futures business. We have foreign currency translation risk equal to our net investment in these subsidiaries. As of December 31, 2005, $35.9 million of our cash and cash equivalents, short-term and long-term investments and restricted cash, $5.1 million of our accounts receivable, $75.8 million of our goodwill and other intangible assets and $113.1 million of our net assets were denominated in pounds sterling.

We also have foreign currency transaction risk related to the settlement of foreign receivables or payables incurred with respect to trades executed on our electronic platform, including for our OTC European gas and power markets, which are paid in pounds sterling, and for cash accounts of our U.K. subsidiaries held in U.S. dollars. While we currently enter into hedging transactions to help mitigate our foreign exchange risk exposure, primarily with respect to our net investment in our U.K. subsidiaries, these hedging arrangements may not always be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we may suffer significant losses, which would adversely affect our operating results and financial condition.

The nature of our business is highly competitive, which may result in litigation with competitors or competitors’ affiliated entities.

Our business is highly competitive. We have been sued in the past by NYMEX, our largest competitor, and we are presently being sued by MBF Clearing Corp, an entity closely affiliated with NYMEX, over actions we have taken in connection with conducting our business. In the latter action, MBF Clearing, a market maker for certain NYMEX electronic contracts, has claimed that we have a monopoly over the electronic trading of certain energy contracts and that certain actions we have taken in denying MBF Clearing access to our markets are in violation of antitrust laws, are in breach of contract and constitute tortious activity. MBF Clearing claims that its business has been harmed as a result, and while MBF Clearing has not specified an amount of damages in its suit, claims that it should be awarded treble damages under antitrust laws and punitive damages under state law. We intend to vigorously defend these claims; however, litigation can be expensive, lengthy and disruptive to our normal business operations. Moreover, the results of the above-referenced litigation, or possible future litigation, are inherently uncertain and may result in adverse rulings or decisions that may, individually or in the aggregate, impact our business in a material and adverse manner. For more information regarding the MBF Clearing litigation, please see Item 3 — Legal Proceedings.

Any infringement by us of intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the cost of providing, our products and services.

Patents and other intellectual property rights of third parties may have an important bearing on our ability to offer certain of our products and services. Our competitors as well as other companies and individuals may have obtained, and may be expected to obtain in the future, patent rights related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents that may pose a risk of infringement by our products and services. In addition, some patent applications in the

United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us.

In addition, our competitors may claim other intellectual property rights over information that is used by us in our product offerings. For example, in November 2002, NYMEX filed claims against us in the U.S. District Court for the Southern District of New York asserting that, among other things, we infringed copyrights NYMEX claims exist in its publicly available settlement prices that we use in connection with the clearing of certain of our OTC derivative contracts. While the court granted a motion for summary judgment in our favor in September 2005 dismissing all claims brought against us by NYMEX, NYMEX is appealing the ruling of the District Court to the Second Circuit Court of Appeals. The parties are presently filing legal briefs with respect to the appeal, and no decision has yet been made by the Court of Appeals. In addition, NYMEX may choose to pursue certain state law claims in New York state court that were dismissed from the federal court case on jurisdictional grounds. If NYMEX successfully appeals the court’s judgment and we are subsequently found to have infringed on NYMEX’s intellectual property rights after a trial, we may incur substantial monetary damages and we may be enjoined from using or referring to one or more types of NYMEX settlement prices. If we are enjoined from using or referring to NYMEX settlement prices, we could lose all or a substantial portion of our cleared trading volume in Henry Hub natural gas and West Texas Intermediate crude oil contracts and the related commission revenues. For more information regarding the NYMEX litigation, please see Item 3 — Legal Proceedings.

As for our intellectual property, if one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the products or services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patents. We also could be required to pay damages if we were found to infringe patents held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

Some of the proprietary technology we employ may be vulnerable to infringement by others.

Our business is dependent on proprietary technology and other intellectual property that we own or license from third parties. Despite precautions we have taken or may take to protect our intellectual property rights, third parties could copy or otherwise obtain and use our proprietary technology without authorization. It may be difficult for us to monitor unauthorized use of our intellectual property. We cannot assure you that the steps that we have taken will prevent misappropriation of our proprietary technology or intellectual property.

We have filed U.S. patent applications for our electronic trade confirmation service, our method to allow a participant to engage in program trading while protecting its data (referred to as ICEMaker), our method for displaying both cleared and bilateral OTC contracts in single price stream, our method for locking prices on electronic trading screens, and our method for exchanging OTC contracts and futures contracts in similar base commodities on an electronic trading platform. In addition, we have filed a joint U.S. patent application with NYMEX covering an implied market trading system. We have also filed patent applications in the European Patent Office and Canada for our electronic trade confirmation service and our method for displaying cleared and bilateral OTC contracts in a single price stream, as well as having made a filing under the Patent Cooperation Treaty with respect to ICEMaker. We cannot assure you that we will obtain any final patents covering these services, nor can we predict the scope of any patents issued. In addition, we cannot assure you that any patent issued will be effective to protect this intellectual property against misappropriation. Third parties in Europe or elsewhere could acquire patents covering this or other intellectual property for which we obtain patents in the United States, or equivalent intellectual property, as a result of differences in local laws affecting patentability and patent validity. Third parties in other jurisdictions might also misappropriate our intellectual property rights with impunity if intellectual property protection laws are not actively enforced in those jurisdictions. Patent infringement and/or the grant of parallel patents would erode the value of our intellectual property.

We have secured trademark registrations for “IntercontinentalExchange” and “ICE” from the United States Patent and Trademark Office and from relevant agencies in Europe as appropriate, as well as registrations for other trademarks we use in our business. We also have several U.S. and foreign applications pending for other trademarks we use in our business. We cannot assure you that any of these marks for which applications are pending will be registered.

We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the intellectual property rights of others or defend ourselves from claims of infringement. We may not receive an adequate remedy for any infringement of our intellectual property rights, and we may incur substantial costs and diversion of resources and the attention of management as a result of litigation, even if we prevail. As a result, we may choose not to enforce our infringed intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our resources, the relative strength of our intellectual property portfolio and the recourse available to us.

Our limited operating history may make it difficult to evaluate our future prospects, may increase the risk that we will not continue to be successful and may increase the risk of your investment.

We began operations in 2000. As a result, we have a limited operating history for you to evaluate in assessing our future prospects. In addition, while ICE Futures (formerly known as the International Petroleum Exchange) was established in 1980, we did not begin to operate the business until we acquired the International Petroleum Exchange in June 2001 and integrated it into our business. We also did not offer trading in futures contracts or options on futures contracts exclusively in our electronic markets prior to the closure of our open-outcry trading floor on April 7, 2005. Accordingly, our historic and recent financial results may not be representative of what they may be in the future. We cannot assure you that our growth will continue at the same rate or at all, or that we will not experience declines in revenues and profitability in the future. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company with a limited operating history.

We face significant challenges in implementing our strategic goals of expanding product and service offerings and attracting new market participants to our markets. If we do not meet these challenges, we may not be able to increase our revenues or remain profitable.

We seek to expand the range of commodity products that can be traded in our markets and to ensure that trading in those new products becomes liquid within a sufficiently short period of time to support viable trading markets. We also seek to expand the number of contracts traded in our futures markets following the closure of our open-outcry trading floor. In meeting these strategic goals, however, we face a number of significant challenges, including the following:

•	To introduce new cleared contracts, we must first obtain the approval of LCH.Clearnet, our provider of clearing services. The timing and terms of LCH.Clearnet’s approval may prevent us from bringing new cleared contracts to market as quickly and competitively as our competitors. The approval of LCH.Clearnet and the timing of its receipt will depend upon the type of product proposed, the type and extent of system modification required to establish clearing functionality for the relevant product and the integration of the new contract with our electronic platform and other challenges posed. This could result in a substantial delay between development of a cleared contract and its offering on our electronic platform.

•	When we introduced new OTC products initially, we obtained order flow commitments from leading market participants, which were instrumental in the development of liquid markets for those products. However, we do not intend to obtain comparable commitments with regard to new products that we introduce, which could make successful development of new trading markets particularly uncertain.

•	To expand the use of our electronic platform to additional participants and contracts, we must continue to expand capacity without disrupting functionality to satisfy evolving customer requirements.

•	To introduce new trading-related services, we must develop additional systems technology that will interface successfully with the wide variety of unique internal systems used by our participants. These challenges may involve unforeseen costs and delays.

•	As an early-stage company, we must continue to build significant brand recognition among commodities market participants in order to attract new participants to our markets. This will require us to increase our marketing expenditures. The cost of our marketing efforts may be greater than we expect, and we cannot assure you that these efforts will be successful.

Even if we resolve these issues and are able to introduce new products and services, there is no assurance that they will be accepted by our participants, attract new market participants, or be competitive with those offered by other companies. If we do not succeed in these efforts on a consistent, sustained basis, we will be unable to implement our strategic objectives. This would seriously jeopardize our ability to increase and diversify our revenues, remain profitable and continue as a viable competitor in our markets.

Reductions in our commission rates resulting from competitive pressures could lower our revenues and profitability.

We expect to experience pressure on our commission rates as a result of competition we face in our futures and OTC markets. Some of our competitors offer a broader range of products and services to a larger participant base, and enjoy higher trading volumes, than we do. Consequently, our competitors may be able and willing to offer commodity trading services at lower commission rates than we currently offer or may be able to offer. As a result of this pricing competition, we could lose both market share and revenues. We believe that any downward pressure on commission rates would likely continue and intensify as we continue to develop our business and gain recognition in our markets. A decline in commission rates could lower our revenues, which would adversely affect our profitability. In addition, our competitors may offer other financial incentives such as rebates or payments in order to induce trading in their markets, rather than ours.

Our business may be harmed by computer and communications systems failures and delays.

We support and maintain many of the systems that comprise our electronic platform. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Our systems are located primarily in Atlanta, Georgia and our backup facilities fully replicate our primary data center. Our redundant systems or disaster recovery plans may prove to be inadequate.

Our systems, or those of our third party providers, may fail or, due to capacity constraints, may operate slowly, causing one or more of the following:

•	unanticipated disruption in service to our participants;

•	slower response time and delays in our participants’ trade execution and processing;

•	failed settlement by participants to whom we provide trade confirmation or clearing services;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	our distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity; and

•	financial loss.

We could experience system failures due to power or telecommunications failures, human error on our part or on the part of our vendors or participants, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or terrorism and similar events. In these instances, our disaster recovery plan may prove ineffective. If any one or more of these situations were to arise, they could result in damage to our business reputation, participant dissatisfaction with our electronic platform, prompting participants to trade elsewhere, or exposure to litigation or regulatory sanctions. As a consequence, our business, financial condition and results of operations could suffer materially.

Our systems and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information, or which could make our participants reluctant to use our electronic platform.

We regard the secure transmission of confidential information on our electronic platform as a critical element of our operations. Our networks and those of our participants and our third party service providers, including LCH.Clearnet, may, however, be vulnerable to unauthorized access, computer viruses, firewall or encryption failures and other security problems. We may be required to expend significant resources to protect ourselves and our participants against the threat of security breaches or to alleviate problems caused by security breaches. Although we intend to continue to implement industry standard security measures, we cannot assure you that those measures will be sufficient to protect our business against losses or any reduced trading volume incurred in our markets as a result of any significant security breaches on our platform.

We rely on specialized management and employees.

Our future success depends, in part, upon the continued contributions of our executive officers and key employees who we rely on for executing our business strategy and identifying new strategic initiatives. Some of these individuals have significant experience in the energy commodities trading industry and financial services markets generally, and possess extensive technology skills. Although we have entered into employment agreements with each of the executive officers and key employees described in the previous sentence, it is possible that one or more of these persons could voluntarily terminate their employment agreements with us. Any loss or interruption of the services of our executive officers or key product development or technology personnel could result in our inability to manage our operations effectively or to execute our business strategy. We cannot assure you that we would be able to find appropriate replacements for these key personnel if the need arose. We may have to incur significant costs to replace key employees who leave, and our ability to execute our business strategy could be impaired if we cannot replace departing employees in a timely manner. Competition in our industry for persons with trading industry and technology expertise is intense.

We rely on third party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service or supply by any third party could have a material adverse effect on our business.

In addition to our dependence on LCH.Clearnet as a clearing service provider, we depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, and telephone companies, for elements of our trading, clearing and other systems. For example, we rely on Atos Euronext Market Solutions Limited for the provision of a trade registration system that routes trades executed in our markets to LCH.Clearnet for clearing. Atos Euronext Market Solutions Limited and other companies within the Euronext, N.V. group of companies, are potential competitors to both our futures business and our OTC business, which may affect the continued provision of these services in the future. In addition, we rely on a large international telecommunications company for the provision of hosting services. If this company were to discontinue providing these services to us, we would likely experience significant disruption to our business until we were able to establish connectivity with another provider.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of an important service or supply by any third party and our inability to make alternative arrangements in a timely manner, or at all, would result in lost revenues and higher costs.

In addition, our participants may access our electronic platform through eleven independent software vendors, which represent a substantial portion of the independent software vendors that serve the commodities markets. The loss of a significant number of independent software vendors providing access could make our platform less attractive to participants who prefer this form of access.

As a financial service provider, we are subject to significant litigation and liability risks.

Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied participants that have traded on our electronic platform, or those on whose behalf our participants have traded, may make claims regarding the quality of trade execution, or alleged improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction.

As a result, we could incur significant legal expenses defending claims against us, even those without merit. The adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages, and cause us reputational harm. Our participants may face similar legal challenges, and these challenges could affect their ability or willingness to trade on our electronic platform. The initiation of lawsuits or other claims against us, or against our participants with regard to their trading activities, could adversely affect our business, financial condition and results of operations, whether or not these lawsuits or other claims are resolved in our favor. If we violate the terms and provisions of the Commodity Exchange Act under which we operate our OTC business, or if the CFTC concludes or believes we have violated other provisions of the Commodity Exchange Act, we could also be exposed to substantial liability.

If we are compelled to monitor our OTC participants’ compliance with applicable standards, our operating expenses and exposure to private litigation could increase.

While we have self-regulatory status in our futures business, we currently do not assume responsibility for enforcing compliance with applicable commercial and legal standards by our participants when they trade OTC contracts in our markets. If we determined that it was necessary to undertake such a role in respect of OTC products — for example, to deter unfavorable regulatory actions, to respond to regulatory actions or simply to maintain our participants’ confidence in the integrity of our OTC markets — we would have to invest heavily in developing new compliance and surveillance systems, and our operating expenses could increase significantly. Our assumption of such a role could also increase our exposure to lawsuits from dissatisfied participants and other parties claiming that we failed to deter inappropriate or illegal conduct.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our financial condition and operating results.

Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. Our policies and procedures to identify, monitor and manage our risks may not be fully effective. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.

Risks Relating to Our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock has, and may continue, to fluctuate significantly from time to time as a result of many factors, including:

•	investors’ perceptions of our prospects;

•	investors’ perceptions of the prospects of the commodities markets and more broadly, the energy markets;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	fluctuations in quarterly operating results;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	changes or trends in our industry, including trading volumes, competitive or regulatory changes or changes in the commodities markets;

•	changes in valuations for exchanges and other trading facilities in general;

•	adverse resolution of new or pending litigation against us;

•	additions or departures of key personnel;

•	changes in general economic conditions; and

•	broad market fluctuations.

In particular, announcements of potentially adverse developments, such as proposed regulatory changes, new government investigations or the commencement or threat of litigation against us or our major participants, as well as announced changes in our business plans or those of our competitors, could adversely affect the trading price of our stock, regardless of the likely outcome of those developments. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.

Future sales of our shares could adversely affect the market price of our common stock.

If our existing shareholders sell substantial amounts of our common stock in the public market, if we pursue a secondary offering, or if we issue a large number of shares of our common stock in connection with future acquisitions, the market price of our common stock could decline significantly. Additionally, the perception that such sales of a large number of shares of our common stock could occur may cause our stock price to decline. Sales by our existing shareholders might also make it more difficult for us to raise equity capital by selling new common stock at a time and price that we deem appropriate.

Based on shares outstanding as of December 31, 2005, we have approximately 55.5 million shares of common stock outstanding. Of these outstanding shares, approximately 37.1 million shares are restricted securities as defined in the SEC’s Rule 144 and may be sold by the holders into the public market from time to time in accordance with Rule 144. Over 95% of these restricted shares will be eligible for sale under Rule 144 following expiration of the lockup agreements and the conversion of the Class A2 shares to our common stock, both of which are scheduled to occur in the latter half of May 2006, subject to certain exceptions.

We have granted Continental Power Exchange, Inc. and other designated Class A2 shareholders, including Morgan Stanley Capital Group Inc. and The Goldman Sachs Group, Inc., the right to require us to register their shares of our common stock that they will receive upon conversion of their Class A2 shares, which represents approximately 23.1 million shares. Accordingly, the number of shares subject to registration rights is substantial and the sale of these shares may have a negative impact on the market price for our common stock.

Delaware law and some provisions of our organizational documents and employment agreements make a takeover of our company more difficult.

Provisions of our charter and bylaws may have the effect of delaying, deferring or preventing a change in control of our company. A change of control could be proposed in the form of a tender offer or takeover proposal that might result in a premium over the market price for our common stock. In addition, these provisions could make it more difficult to bring about a change in the composition of our board of directors, which could result in entrenchment of current management. For example, our charter and bylaws:

•	require that the number of directors be determined, and any vacancy or new board seat be filled, only by the board;

•	not permit shareholders to act by written consent, other than for certain class votes by holders of the Class A common stock;

•	not permit shareholders to call a special meeting unless at least a majority of the shareholders join in the request to call such a meeting;

•	allow a meeting of shareholders to be adjourned or postponed without the vote of shareholders;

•	permit the bylaws to be amended by a majority of the board without shareholder approval, and require that a bylaw amendment proposed by shareholders be approved by 66 2/3% of all outstanding shares;

•	require that notice of shareholder proposals be submitted between 90 and 120 days prior to the scheduled meeting; and

•	authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, by our board of directors without shareholder approval.

In addition, Section 203 of the Delaware General Corporation Law imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock. Delaware law prohibits a publicly held corporation from engaging in a “business combination” with an “interested shareholder” for three years after the shareholder becomes an interested shareholder, unless the corporation’s board of directors and shareholders approve the business combination in a prescribed manner or the interested shareholder has acquired a designated percentage of our voting stock at the time it becomes an interested shareholder.

Our employment agreements with our executive officers also contain change in control provisions. Under the terms of these employment agreements, all of the stock options granted to these officers after entering into the agreement will fully vest and become immediately exercisable if such officer’s employment is terminated following, or as a result of, a change in control of our company. In addition, the executive officer is entitled to receive a significant cash payment.

These and other provisions of our organizational documents, employment agreements and Delaware law may have the effect of delaying, deferring or preventing changes of control or changes in management of our company, even if such transactions or changes would have significant benefits for our shareholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

We do not expect to pay any dividends for the foreseeable future.

We do not anticipate paying any dividends to our shareholders for the foreseeable future. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board deems relevant.

ITEM 2.	PROPERTIES

Our most valuable property is our technology and the infrastructure underlying it. Our intellectual property is described under the heading “Technology” in Item 1 — Business. In addition to our intellectual property, our other primary assets include computer equipment, software, internally developed software and real property. We own an array of computers and related equipment. The net book value of our computer equipment, software and internally developed software was $15.3 million as of December 31, 2005.

Our principal executive offices are located in Atlanta, Georgia. We occupy 22,332 square feet of office space under a lease that expires in June 2008 and 3,080 square feet under a lease that expires in April 2006. We also lease an aggregate of 52,679 square feet of office space in Calgary, Chicago, Houston, London, New York and Singapore. Our largest physical presence outside of Atlanta is in London, England, where we have leased 42,838 square feet of office space. We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed. The various leases covering these spaces generally expire between 2006 and 2010. We also own property that houses disaster recovery facilities for our help desk and our open-outcry exchange floor, which we closed on April  7, 2005. The net book value of this property was $3.4 million as of December 31, 2005. We intend to dispose of this property in the near future. However, we have not committed to an active program to locate a buyer and the property is currently not being actively marketed for sale.

ITEM 3.	LEGAL PROCEEDINGS

NYMEX Claim of Infringement

On September 29, 2005, the U.S. District Court for the Southern District of New York granted our motion for summary judgment dismissing all claims brought by NYMEX against us in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by us on the basis of our use of NYMEX’s publicly available settlement prices in two of our cleared OTC contracts. The complaint also alleged that we infringe and dilute NYMEX’s trademark rights by referring to NYMEX trademarks in certain of our swap contract specifications and that we tortiously interfered with a contract between NYMEX and the data provider that provides us with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and we had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in our favor on all claims, NYMEX is currently appealing the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. NYMEX may also proceed with its dilution and tortious interference claims in state court. If NYMEX continues with its appeal, or proceeds with a claim in state court, we intend to vigorously defend these actions. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

MBF Clearing Corp. Claim of Monopoly

On February 2, 2006, MBF Clearing Corp. filed a complaint against us in the U.S. District Court for the Southern District of New York asserting that we have monopoly power in the markets for electronic trading of Brent Crude Oil futures and certain other energy contracts. MBF Clearing claims that actions taken by us with respect to MBF Clearing were taken with the intention of foreclosing competition from contracts traded on NYMEX’s electronic trading platform, specifically NYMEX’s planned introduction of electronically traded Brent Crude Oil futures and the continued development of the NYMEX miNY contracts for Henry Hub Natural Gas and Light Sweet Crude Oil futures. MBF Clearing, which is a major NYMEX clearing and trading firm and a market maker for certain NYMEX electronic contracts, alleges that we disconnected MBF Clearing’s access to our trading platform and information from ICE Data in breach of a contract with MBF Clearing and in violation of U.S. antitrust laws in order to preserve our alleged monopoly position in certain markets. The MBF Clearing complaint also alleges, among other things, that we have engaged in coercive dealing and tortious interference with contract and business advantage. The complaint does not specify the amount of damages alleged to have been caused to MBF Clearing but requests that MBF Clearing be awarded treble and punitive damages. We intend to vigorously defend these claims. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4(A).	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers and certain other key employees:

Name	Age	Title

Jeffrey C. Sprecher	51	Chairman of the Board and Chief Executive Officer
Charles A. Vice	42	President and Chief Operating Officer
Richard V. Spencer	52	Chief Financial Officer and Senior Vice President
David S. Goone	45	Senior Vice President, Business Development and Sales
Edwin D. Marcial	38	Chief Technology Officer and Senior Vice President
Johnathan H. Short	40	Senior Vice President, General Counsel and Corporate Secretary
David J. Peniket	40	President and Chief Operating Officer, ICE Futures

Jeffrey C. Sprecher.  Mr. Sprecher has served as our Chief Executive Officer and a director since our inception and has served as our Chairman of the Board since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction, operation, and financial performance. Mr. Sprecher purchased Continental Power Exchange, Inc., our predecessor company, in 1997. Prior to joining Continental Power Exchange, Inc., Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, Mr. Sprecher was responsible for a number of significant financings. In 2002, Mr. Sprecher was recognized by Business Week magazine as one of its Top Entrepreneurs. Mr. Sprecher holds a B.S. degree in Chemical Engineering from the University of Wisconsin and an MBA from Pepperdine University.

Charles A. Vice.  Mr. Vice has served as our President since October 2005 and our Chief Operating Officer since July 2001. As our President and Chief Operating Officer, Mr. Vice is responsible for overseeing our operations, including market development, customer support and business development activities. He has over 15 years of experience in applying information technology in the energy industry. Mr. Vice joined Continental Power Exchange, Inc. as a Marketing Director during its startup in 1994, and prior thereto was a Principal with Energy Management Associates for five years, providing consulting services to energy firms. From 1985 to 1988, he was a Systems Analyst with Electronic Data Systems. Mr. Vice holds a Bachelor’s of Science degree in Mechanical Engineering from the University of Alabama and an MBA from Vanderbilt University.

Richard V. Spencer.  Mr. Spencer has served as our Chief Financial Officer since December 2001. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, including treasury, tax, cash management and investor relations. Mr. Spencer joined us from Crossroads InvestmentAdvisers, L.P., a venture capital and strategic private equity investment organization, where he served as President from 1998 to 2001. Previously, he was a senior vice-president with the Private Funds Group of Donaldson, Lufkin & Jenrette, or DLJ. Prior to joining DLJ, Mr. Spencer was a director with the Private Equity Group of Merrill Lynch in Atlanta. From 1990 to 1994, he oversaw the Canadian operations of First Chicago. He also worked in corporate finance, marketing and underwriting roles for Bear, Stearns and Co., Inc. and Goldman, Sachs & Co. Mr. Spencer earned his Bachelor’s Degree in Economics from Rollins College. He has also completed the Advanced Management Program at Duke University’s Fuqua School of Business.

David S. Goone.  Mr. Goone has served as our Senior Vice President, Business Development and Sales since March 2001. He is responsible for the expansion of our product line, including futures products and trading capabilities for our electronic platform. Prior to joining us, Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.

Edwin D. Marcial.  Mr. Marcial has served as our Chief Technology Officer since February 2000. He is responsible for all systems development and our overall technology strategy. He also oversees the software design and development initiatives of our information technology professionals in the areas of project management, architecture, software development and quality assurance. Mr. Marcial joined the software development team at Continental Power Exchange, Inc. in 1996 and has 14 years of IT experience building large-scale systems in the energy industry. Prior to joining Continental Power Exchange, Inc., he led design and development teams at Harris Corporation building software systems for the company’s energy controls division. Mr. Marcial earned a B.S. degree in Computer Science from the College of Engineering at the University of Florida.

Johnathan H. Short.  Mr. Short has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2004. In his role as General Counsel, he is responsible for managing our legal and regulatory affairs. As Corporate Secretary, he is also responsible for a variety of our corporate governance matters. Prior to joining us, Mr. Short was a partner at McKenna Long & Aldridge LLP, a national law firm with approximately 350 attorneys. Mr. Short practiced in the corporate law group of McKenna, Long & Aldridge (and its predecessor firm, Long Aldridge & Norman LLP) from November 1994 until he joined us in June 2004. From April 1991 until October 1994, he practiced in the commercial litigation department of Long Aldridge & Norman LLP. Mr. Short holds a J.D. from the University of Florida, College of Law, and a B.S. in Accounting from the University of Florida, Fisher School of Accounting.

David J. Peniket.  Mr. Peniket has served as President, ICE Futures, since October 2005 and Chief Operating Officer, ICE Futures, since January 2005. Mr. Peniket is responsible for ICE Futures’ financial performance, technology and market operations, human resources, business development and regulation and risk management. Prior to assuming the role of Chief Operating Officer, Mr. Peniket served as Director of Finance of ICE Futures since May 2000. Before joining ICE Futures in 1999, Mr. Peniket worked for seven years at KPMG, where he trained as an accountant and was a consultant in its financial management practice. Mr. Peniket was Research Assistant to John Cartwright MP from 1988 to 1991. He holds a B.Sc. (Econ) degree in Economics from the London School of Economics and Political Science and is a Chartered Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

At March 7, 2006, there were approximately 140 shareholders of record and an estimated 11,194 beneficial owners holding our stock in nominee or “street” name.

Dividends

We have paid no dividends on our common stock. We do not anticipate paying any dividends to our shareholders for the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board deems relevant.

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. Our common stock was initially offered and sold to the public at a price of $26.00 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange since our initial public offering.

Common Stock Market Price

	High	Low

Year Ended December 31, 2005
Fourth Quarter*	$44.21	$31.27
Year Ended December 31, 2006
First Quarter (through March 7, 2006)	$63.00	$36.00

*	Our common stock began trading on the New York Stock Exchange on November 16, 2005.

Use of Proceeds from Sales of Registered Securities

On November 21, 2005, we closed the initial public offering of our common stock, consisting of 18,400,000 shares of common stock. Of these shares, 2,500,000 were newly issued shares sold by us and 15,900,000 were existing shares sold by the selling shareholders, including 2,400,000 sold pursuant to the exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-123500), which the SEC declared effective on November 15, 2005. Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. served as joint book-running managers, with William Blair & Company, Sandler O’Neill & Partners, L.P. and SG Corporate & Investment Banking serving as co-managers.

The public offering price of our common stock was $26.00 per share, resulting in aggregate proceeds of $478.4 million. Underwriting discounts and commissions were $1.69 per share and $31.1 million in the aggregate. The net proceeds before transaction costs to us were $24.31 per share and $60.8 million in the aggregate. The net proceeds to the selling shareholders were $24.31 per share and $386.5 million in the aggregate.

Of the $60.8 million in net proceeds we raised in the offering, together with cash on hand, we:

•	used $13.0 million to repay in full all outstanding debt under our credit facility with Wachovia Bank, National Association;

•	paid $5.6 million in expenses associated with the initial public offering; and

•	invested the remaining $42.2 million net proceeds in investment-grade marketable debt securities and municipal bonds pending their use to fund working capital and capital expenditures.

Equity Compensation Plan Information

Information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002 and 2001 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, and are not included in this Annual Report on Form 10-K.

The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except for share and per share data)

Consolidated Statement of Income/(Loss) Data
Revenues(1):
Transaction fees, net(2)	$136,976	$90,906	$81,434	$118,794	$63,526
Market data fees	11,604	9,691	7,742	5,141	2,589
Other	7,285	7,817	4,570	1,555	748

Total revenues	155,865	108,414	93,746	125,490	66,863

Operating expenses:
Compensation and benefits	35,753	30,074	26,236	27,906	15,970
Professional services	10,124	12,312	13,066	14,344	7,340
Selling, general and administrative	18,886	16,610	16,185	17,919	9,571
Floor closure costs(3)	4,814	—	—	—	—
Settlement expense(4)	15,000	—	—	—	—
Depreciation and amortization	15,083	17,024	19,341	14,368	7,052

Total operating expenses	99,660	76,020	74,828	74,537	39,933

Operating income	56,205	32,394	18,918	50,953	26,930
Other income (expense), net	3,790	1,328	948	1,492	(385)

Income before income taxes	59,995	33,722	19,866	52,445	26,545
Income tax expense	19,585	11,773	6,489	17,739	10,748

Net income(5)	$40,410	$21,949	$13,377	$34,706	$15,797

Redemption adjustments to redeemable stock put(6)	(61,319)	—	8,378	(10,730)	(6,144)
Deduction for accretion of Class B redeemable common stock(7)	—	—	(1,768)	(3,656)	(1,876)

Net income (loss) available to common shareholders	$(20,909)	$21,949	$19,987	$20,320	$7,777

Earnings (loss) per common share(8):
Basic	$(0.39)	$0.42	$0.37	$0.37	$0.26

Diluted	$(0.39)	$0.41	$0.37	$0.37	$0.26

Weighted average common shares outstanding(8):
Basic	53,217,874	52,865,108	54,328,966	54,392,602	29,778,672
Diluted	53,217,874	53,062,078	54,639,708	54,850,095	29,873,789

(1)	Includes revenues from related parties generated in the ordinary course of our business. For a presentation and discussion of our revenues attributable to related parties for the years ended December 31, 2005, 2004 and 2003, see our consolidated statements of income and note 13 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues — Transaction Fees” included elsewhere in this Annual Report on Form 10-K.

(3)	In April 2005, we closed our open-outcry trading floor in London to take advantage of increasing acceptance and adoption of electronic trading, and to maintain and enhance our competitive position. Costs associated with the floor closure were $4.8 million and are classified as “Floor closure costs” in the accompanying consolidated statement of income for the year ended December 31, 2005. Floor closure costs include lease terminations for the building where the floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, legal costs, asset impairment and other associated costs. No floor closure costs were incurred in prior periods and no additional closure costs are expected to be incurred. See note 18 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(4)	In September 2005, we settled the legal action brought by EBS related to alleged patent infringement. Under the settlement agreement, we made a payment to EBS of $15.0 million, and were released from the legal claims brought against us without admitting liability. The payment was recorded as “Settlement expense” in the accompanying consolidated statement of income for the year ended December 31, 2005. See note 17 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(5)	The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London and a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding these charges, net of taxes, our consolidated net income for the year ended December 31, 2005 would have been $53.1 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” included elsewhere in this Annual Report on Form 10-K.

(6)	In connection with our formation, we granted a put option to Continental Power Exchange, Inc., an entity controlled by our Chairman and Chief Executive Officer, Jeffrey C. Sprecher. The put option would have required us under certain circumstances to purchase Continental Power Exchange, Inc.’s equity interest in our business at a purchase price equal to the greater of the fair market value of the equity interest or $5 million. We initially recorded the redeemable stock put at the minimum $5 million redemption threshold. We adjusted the redeemable stock put to its redemption amount at each subsequent balance sheet date. Adjustments to the redemption amount were recorded to retained earnings or, in the absence of positive retained earnings, additional paid-in capital. In October 2005, we entered into an agreement with Continental Power Exchange, Inc. to terminate the redeemable stock put upon the closing of our initial public offering of common stock in November 2005. We increased the redeemable stock put by $61.3 million during the year ended December 31, 2005 resulting from an increase in the estimated fair value of our common stock from $8.00 per share as of December 31, 2004 to $35.90 per share as of November 21, 2005, the closing date of our initial public offering of common stock and the termination date of the redeemable stock put. The balance of the redeemable stock put on November 21, 2005 was $78.9 million and was reclassified to additional paid-in capital upon its termination. See note 10 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In connection with the termination of the put option, we amended certain registration rights previously granted to Continental Power Exchange, Inc. pursuant to which we may be obligated to pay the expenses of registration, including underwriting discounts up to a maximum of $4.5 million.

(7)	We redeemed all of our Class B redeemable common stock on November 23, 2004 at a price of $23.58 per share, for aggregate consideration of $67.5 million. Upon its issuance on June 18, 2001, we recorded our Class B redeemable common stock at its discounted present value of $60.2 million. We recorded charges to retained earnings for the accretion of this amount up to the $67.5 million redemption value of our

Class B redeemable common stock over a two-year period ending in June 2003, which was the earliest potential redemption date.

(8)	The impact of outstanding stock options is considered to be antidilutive in the calculation of diluted earnings per share when a net loss available to common shareholders is reported. Our outstanding stock options have not been included in the computation of diluted earnings per share for the year ended December 31, 2005 due to the $20.9 million net loss available to common shareholders as a result of the $61.3 million charged to retained earnings related to the redeemable stock put adjustments. Therefore, our diluted earnings per share are computed in the same manner as basic earnings per share for the year ended December 31, 2005. If the redemption adjustments to the redeemable stock put are excluded from the calculation of earnings per share, the resulting adjusted basic earnings per share would have been $0.76 based on the $40.4 million in consolidated net income for the year ended December 2005 and adjusted diluted earnings per share would have been $0.74. The adjusted diluted earnings per share would have been based on 54.4 million in adjusted diluted weighted average common shares outstanding, which includes 1.2 million stock options and restricted stock having a dilutive effect for the year ended December 31, 2005. The adjusted basic and diluted earnings per share for the year ended December 31, 2005, excluding the redeemable stock put adjustments, the $4.8 million floor closure costs and the $15.0 million settlement expenses, would have been $1.00 and $0.98, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents(1) (2)	$20,002	$61,199	$44,913	$33,627	$25,610
Restricted cash and restricted short-term investments(1) (3)	12,578	18,421	36,797	8,876	8,157
Short-term investments(2)	111,181	5,700	12,000	4,000	—
Total current assets	164,015	100,042	105,893	60,841	46,814
Property and equipment, net	20,348	19,364	25,625	32,843	18,567
Long-term investments(4)	2,296	—	—	—	—
Goodwill and other intangible assets, net	76,054	86,075	81,448	73,950	67,727
Total assets	265,770	207,518	214,879	170,053	134,957
Total current liabilities	26,394	34,440	17,917	17,603	30,023
Revolving credit facility — current and long-term(1)	—	25,000	—	—	—
Related-party notes payable	—	—	—	—	16,201
Obligations under capital leases — current and long-term	—	482	2,130	2,656	1,306
Class B redeemable common stock(1)	—	—	67,500	65,732	62,076
Redeemable stock put(5)	—	17,582	17,582	25,960	15,230
Shareholders’ and members’ equity(3)	232,623	132,149	101,194	50,021	19,540

(1)	The redemption of the Class B redeemable common stock occurred in November 2004 and resulted in a $18.5 million reduction in cash and cash equivalents, a $24.0 million reduction in restricted short-term investments, a $25.0 million increase in current and long-term debt and a corresponding $67.5 million reduction in Class B redeemable common stock.

(2)	We received net proceeds from our initial public offering of our common stock in November 2005 of $60.8 million, after deducting the underwriting discount. We also invested a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities and municipal bonds.

(3)	We early adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, during 2003, which resulted in the consolidation of a variable interest entity and an increase in restricted short-term investments and a corresponding increase in additional paid-in capital of $24.0 million. See note 9 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(4)	Represents available-for-sale investments that we intend to hold for more than one year pursuant to our cash investment policy. See note 4 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(5)	In October 2005, we entered into an agreement with Continental Power Exchange, Inc. to cancel the redeemable stock put upon the closing of the initial public offering of our common stock in November 2005. See note 10 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001(1)
	(In thousands, except for percentages)

Operating Data:
Our Market Share of Selected Key Products:
Total crude oil futures contracts traded globally(2)	91,049	78,477	69,450	67,173	55,926
IPE Brent Crude oil futures contracts traded	30,412	25,458	24,013	21,493	18,395
Our crude oil futures market share(2)	33.4%	32.4%	34.6%	32.0%	32.9%

Total cleared Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	53,166	21,241	6,869	1,170	—
Our cleared Henry Hub natural gas contracts traded	42,760	15,887	4,512	792	—
Our market share — cleared Henry Hub natural gas vs. NYMEX-ClearPort(3)	80.4%	74.8%	65.7%	67.7%	—%

Total cleared PJM financial power contracts traded on us and NYMEX-ClearPort	1,886	748	149	—	—
Our cleared PJM financial power contracts traded	1,234	513	6	—	—
Our market share — cleared PJM financial power vs. NYMEX-ClearPort(4)	65.4%	68.7%	4.0%	—%	—%

Our Average Daily Trading Fee Revenues(5):
Our futures business average daily exchange fee revenues	$226	$179	$158	$125	$92

Our bilateral OTC business average daily commission fee revenues	79	80	112	330	194
Our cleared OTC business average daily commission fee revenues	233	94	24	5	—

Our OTC business average daily commission fee revenues	312	174	136	335	194

Our total average daily exchange fee and commission fee revenues	$538	$353	$294	$460	$286

Our Trading Volume(6):
Futures volume	42,055	35,541	33,341	30,441	26,423
Futures average daily volume	166	140	132	121	104
OTC volume	61,999	30,961	24,260	43,982	24,875
OTC average daily volume	247	123	97	175	99

(1)	Information for 2001 for our futures business reflects trading activity for the entire year, including trading activity that occurred prior to our acquisition in June 2001 of ICE Futures (formerly known as the International Petroleum Exchange).

(2)	Total crude oil futures contracts traded globally and our resulting crude oil futures market share is calculated based on the number of IPE Brent Crude futures contracts traded as compared to the total IPE Brent Crude futures contracts, NYMEX Light Sweet Crude and London/Dublin Brent Crude futures contracts traded.

(3)	Our cleared Henry Hub market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared Henry Hub natural gas contracts traded as a percentage of the total IntercontinentalExchange cleared Henry Hub natural gas contracts and NYMEX-ClearPort Henry Hub natural gas futures contracts traded.

(4)	Our cleared PJM financial power market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared PJM financial power contracts traded as a percentage of the total IntercontinentalExchange cleared PJM financial power contracts and NYMEX-ClearPort cleared PJM financial power contracts traded. PJM refers to the Pennsylvania, New Jersey and Maryland power trading hub. The NYMEX-ClearPort cleared PJM financial power contract was launched in April 2003 and our PJM financial power contract was launched in November 2003. Data regarding the volumes of NYMEX-ClearPort cleared PJM financial power contracts traded is derived from the Futures Industry Association.

(5)	Represents the total commission fee and exchange fee revenues for the year divided by the number of trading days during that year.

(6)	Volume is calculated based on the number of contracts traded in our markets, which is the number of round turn trades. Each round turn trade represents a matched buy and sell order of one contract. Average daily volume represents the total volume, in contracts, for the year divided by the number of trading days during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth in Item 1(A) under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information contained in Item 6 “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We operate the leading electronic global futures and over-the-counter, or OTC, marketplace for trading a broad array of energy products. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of energy products in both futures and OTC markets. Through our electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical energy commodities contracts. We operate our business in, and report our financial results based on, three distinct markets: futures markets, OTC markets and market data markets. Futures markets offer trading in standardized derivative contracts on a regulated exchange and OTC markets offer trading in over-the-counter derivative contracts, including contracts that provide for the physical delivery of an underlying commodity and financial settlement based on the prices of underlying commodities. Market data markets offer a variety of market data services and reports for both futures and OTC markets. During the year ended December 31, 2005, 42.1 million contracts were traded in our futures markets and 62.0 million contracts were traded in our OTC markets, up 18.3% from 35.5 million futures contracts traded during the year ended December 31, 2004 and up 100.2% from 31.0 million OTC contracts traded during the year ended December 31, 2004.

Our futures business segment consists of trade execution in futures contracts and options on futures contracts, which we conduct through our subsidiary, ICE Futures. Historically, we offered futures trading both on our electronic platform and on our open-outcry trading floor. We closed our open-outcry trading floor in London on April 7, 2005 and all of our futures trading is now conducted exclusively in our electronic markets. We made this decision to maintain and enhance our competitive position in our futures markets, and to take advantage of the increasing acceptance and adoption of electronic trading. Our OTC business segment consists of trade execution in OTC energy contracts conducted exclusively on our electronic platform and the provision of trading-related services, including OTC electronic trade confirmation and OTC risk management functionality. Our market data business segment, which we conduct through our subsidiary, ICE Data, consists of the distribution of transparent, verifiable energy market data primarily derived from actual trades executed in our marketplace.

On a consolidated basis, we generated $155.9 million in revenues for the year ended December 31, 2005, a 43.8% increase compared to $108.4 million for the year ended December 31, 2004. On a consolidated basis, we generated $40.4 million in net income for the year ended December 31, 2005, a 84.1% increase compared to $21.9 million for the year ended December 31, 2004. The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London and a $15.0 million settlement expense related to the payment to EBS to settle litigation.

Our Business Environment

Trading activity in global derivatives markets has risen in the past decade as the number of available trading products and venues has increased. This, in turn, has enabled a growing number and range of market participants to access these markets. As energy markets began to deregulate in the early 1990’s, new derivative products were developed to satisfy the increasing demand for energy risk management tools and investment strategies. The range of derivative energy products has expanded to include instruments such as futures, forwards, swaps, differentials, spreads and options. Volume growth in both our futures markets and our OTC markets has been driven by steadily increasing demand for these contracts and our ability to provide liquidity in the markets for these products.

Our business is primarily transaction-based, and changes in trading volumes have a direct impact on our business and profitability. Trading volumes are driven primarily by the degree of volatility in commodities prices. Higher price volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage or speculative trading. While higher energy prices alone do not have a direct correlation to our revenues, changes in global energy prices, such as those experienced in recent years in crude oil, can have a significant impact on our trading volumes. While our trading volumes and transaction fees decreased in our OTC business segment in 2003 from the levels in 2002, following a period of reduced liquidity in the OTC markets, our trading volumes and transaction fees increased in our futures business segment during the same period. Trends in our trading volumes and transaction fees have also been driven by varying levels of liquidity both in our markets and in the broader markets for energy commodities trading, which influence trading volumes across all of the markets we operate. Our trading volumes in our futures business segment were also affected by the April 2005 closure of our open-outcry trading floor.

The futures markets are highly regulated and offer trading of standardized contracts. The futures markets are also more structured and mature than the institutional markets for OTC energy trading. In our futures business segment, rising demand for, among other things, risk management instruments in the energy sector has driven record trading volumes for eight consecutive years.

Unlike the futures markets, the OTC markets generally involve limited regulation and offer customization of contract terms by counterparties. While the OTC markets are maturing, contracts traded in the OTC markets generally remain less standardized than the futures markets and the markets generally have been characterized by opaqueness and fragmentation of liquidity. We have introduced a number of structural changes to OTC markets to increase both transparency and liquidity, including the introduction of our electronic platform, cleared OTC contracts and transaction-based indices.

In our OTC business segment, we experienced rapid growth in trading volumes through the middle of 2002. Beginning in mid-2002, however, the North American OTC energy markets experienced a dramatic decline in liquidity and trading volumes following highly publicized problems involving energy companies, including widespread credit downgrades, investigations by the Department of Justice, the Federal Energy Regulatory Commission and the Federal Trade Commission, relating to alleged manipulative trading and price reporting practices, misstatements of financial results, and other matters. As a result of the foregoing, several significant market participants reduced or eliminated their energy trading operations near the end of 2002. While trading volumes in our OTC markets declined to 24.3 million contracts for the year ended December 31, 2003 from 44.0 million contracts for the year ended December 31, 2002, primarily as a result of these events, we experienced a 9.5% increase from 2002 to 2003 in trading volumes in our futures markets, partially as a result of some participants migrating their trading to the more regulated futures markets.

As a result of these events, participants in the OTC markets became increasingly focused on managing counterparty credit risk and trading for hedging needs, rather than speculation or arbitrage. As the credit quality of trading counterparties and the overall credit environment improved during late 2003 and new risk management tools were introduced, participants began to increase their activity in the OTC markets. With the introduction of cleared OTC contracts, the market began to experience an influx of new OTC market participants. Financial services companies, such as financial institutions, hedge funds and proprietary trading firms began entering the OTC markets in increasing numbers due to the introduction of new bilateral and cleared trading products, electronically available markets, risk management tools, increased price volatility, and the availability of experienced energy traders displaced from merchant energy companies.

We introduced the industry’s first cleared OTC energy contracts in North America in March 2002, which reduced the amount of capital required to trade and the credit risk associated with bilateral OTC trading by interposing an independent clearinghouse as a counterparty to trades in these new contracts. Clearing through a central clearinghouse offers market participants the ability to cross-margin. Cross-margining means that a participant is able to have offsetting positions taken into account in determining its margin requirements, which could reduce the amount of margin the participant must deposit with the futures commission merchant through which it clears transactions. As a result of the introduction of OTC clearing, the addition of new participants and an improved credit environment in the markets for energy commodities trading, our OTC markets experienced steady growth during the year ended December 31, 2005.

We believe that the move toward electronic trade execution, together with the lower barriers to entry for new market participants and the increased adoption of energy commodities as a tradable, investable asset class, will support continued growth in energy markets. As participants continue to use more sophisticated financial instruments and risk management approaches and strategies to help manage their exposure to energy commodities, we believe there remains considerable opportunity for further growth in energy derivatives trading on a global basis.

Variability in Quarterly Comparisons

In addition to general conditions in the financial markets and in the energy markets in particular, energy trading has historically been subject to variability in trading volumes due primarily to five key factors. These factors include:

•	Geopolitical Events: Geopolitical events tend to impact global oil prices and may impact global oil supply. Because crude oil prices often move in conjunction with changes in the perception of geopolitical risk, these events in the past have impacted trading activities in our markets due to the increased need for risk management in times of uncertainty.

•	Weather: Weather events have been an important factor in energy price volatility and the supply and demand of energy commodities and, therefore, the trading activities of market participants. Unexpected or extreme weather conditions, such as low temperatures or hurricanes, and other events that cause demand increases, supply disruptions or unexpected volatility tend to result in business disruptions and expanded hedging and trading activity in our markets.

•	Real and Perceived Supply and Demand Imbalances: Government agencies, such as the Energy Information Administration, regularly track energy supply data. Reporting on supply or production may impact trading volumes due to real or perceived supply and demand imbalances.

•	Number of Trading Days: The variability in the number of business days in each quarter affects our revenues, and will affect quarter-to-quarter revenue comparisons, since trading generally only takes place on business days.

•	Seasonality: Participants engaged in oil, natural gas and power businesses tend to experience moderate seasonal fluctuations in demand, although such seasonal impacts have been negated in periods of high volume trading.

These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results when, for example, these comparisons are between quarters in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.

Segment Reporting

For financial reporting purposes, our business is divided into three segments: our futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to note 19 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

  Our Futures Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our futures business segment:

	Year Ended December 31,
	2005	%	2004	%	2003	%
	(Dollar amounts in thousands)

Revenues(1):
Transaction fees, net(2):
IPE Brent Crude futures	$41,334	63.4%	$32,176	60.7%	$28,497	62.0%
Other futures products and options	15,856	24.3	13,324	25.2	11,463	24.9
Intersegment fees	5,108	7.8	3,679	6.9	3,198	6.9
Other	2,892	4.5	3,801	7.2	2,842	6.2

Total revenues	65,190	100.0	52,980	100.0	46,000	100.0

Operating expenses:
Selling, general and administrative expenses(3)	22,865	35.1	23,823	45.0	22,600	49.1
Intersegment expenses(4)	10,289	15.8	7,532	14.1	4,737	10.3
Floor closure costs(5)	4,814	7.3	—	—	—	—
Depreciation and amortization	2,464	3.8	2,415	4.6	2,117	4.6

Total operating expenses	40,432	62.0	33,770	63.7	29,454	64.0

Operating income	24,758	38.0	19,210	36.3	16,546	36.0
Other income, net	2,686	4.1	1,925	3.6	1,135	2.5
Income tax expense	9,606	14.7	7,397	14.0	5,616	12.3

Net income(5)	$17,838	27.4%	$13,738	25.9%	$12,065	26.2%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $11.4 million, $6.7 million and $5.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. For a discussion of our related parties, see note 13 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see “— Sources of Revenues — Transactions Fees”.

(3)	Includes compensation and benefits expenses and professional services expenses.

(4)	Intersegment expenses represent fees paid by our futures business segment for support provided by the OTC business segment to operate the electronic trading platform used in our futures business.

(5)	The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of the open-outcry trading floor in London. Excluding these floor closure charges, net of taxes, our futures business net income for the year ended December 31, 2005 would have been $21.0 million. See “— Non-GAAP Financial Measures”.

During the period following the closure of our open-outcry trading floor, aggregate trading volumes in our futures markets have increased substantially as compared to the comparable periods in the prior year. The trading volumes initially declined in April 2005 due in part to the displacement of floor-based traders following the floor closure on April 7, 2005. Many of these traders later began trading electronically along with new participants on our platform. Aggregate futures trading volumes were 42.1 million contracts for the year ended December 31, 2005, an 18.3% increase compared to 35.5 million contracts for the year ended December 31, 2004. Aggregate futures trading volumes since the April 2005 electronic transition increased 25.6% compared to the same April through December period in 2004.

We achieved cost savings of approximately $1.2 million in 2005 and expect to achieve cost savings ranging from approximately $3.8 million to $4.4 million annually in 2006 and 2007 in connection with our decision to close our open-outcry trading floor. These cost savings primarily relate to reduced compensation and benefits expenses, rent and occupancy expenses and selling, general and administrative expenses. However, in 2005, any cost savings have been offset by a charge of $4.8 million that we recorded in the quarter ended June 30, 2005 in connection with expenses we incurred as part of the closure of our open-outcry trading floor and full migration of futures trading to our electronic platform. These expenses primarily include lease termination costs, employee termination costs and property and equipment disposals relating to our open-outcry trading floor. Furthermore, because our electronic platform can accommodate substantially greater trading volumes, and the cost of operating our platform is largely fixed, we expect to benefit from increased operating leverage in our futures business.

Our IPE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the year ended December 31, 2005, the average daily quantity of Brent crude oil traded in our markets was 120 million barrels, with an average notional daily value of over $6.8 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes over the past several years.

In our futures business segment, we earn fees from both counter-parties to each futures contract or option on futures contract that is traded, based on the volume of the commodity underlying the futures or option contract that is traded. In our futures business, we refer to these fees as exchange fees. We derived exchange fees of $57.2 million, $45.5 million and $40.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, representing 36.7%, 42.0% and 42.6%, respectively, of our consolidated revenues. A contract is a standardized quantity of the physical commodity underlying each futures contract. For example, the IPE Brent Crude futures contract trades in a contract size of 1,000 net barrels, or 42,000 U.S. gallons of crude oil.

The following table presents the underlying commodity size per futures and options contract traded in our futures markets as well as the relevant standard of measure for each contract:

Futures Contract	Size	Measure

IPE Brent Crude	1,000	Barrels
IPE Gas Oil	100	Metric Tonnes
IPE Natural Gas	1,000	Therms per day
IPE Electricity	1	Megawatt Hours

Options Contract	Size	Measure

IPE Brent Crude options	1	IPE Brent Crude futures contracts
IPE Gas Oil options	1	IPE Gas Oil futures contracts

The following table presents, for the periods indicated, trading activity in our futures markets for commodity type based on the total number of contracts traded:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Number of contracts traded:
IPE Brent Crude futures	30,412	25,458	24,013
IPE Gas Oil futures	10,972	9,356	8,430
Other(1)	671	727	898

Total	42,055	35,541	33,341

(1)	Consists primarily of IPE Natural Gas futures, IPE Electricity futures, IPE Brent Crude options, IPE Gas Oil options and IPE ECX CFI futures contracts. The IPE ECX CFI Futures contract is the result of a cooperative relationship between ICE Futures and the Chicago Climate Exchange, Inc. and its subsidiary, the European Climate Exchange. ICE Futures shares in the revenue derived from the IPE ECX CFI futures contract.

The following chart presents the futures exchange fee revenues by contract traded in our markets for the periods presented:

(1)	Presented net of $2.3 million of exchange fee rebates. For a discussion of these rebates, see “— Sources of Revenues — Transaction Fees”.

The following table presents our average daily open interest for our futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. The level of open interest in a contract is often considered a measure of the strength of an exchange’s competitive position in that contract. In general, the higher the level of open interest, the greater the extent it is being used as a hedging and risk management tool. Open interest is also a measure of the health of a market both in terms of the number of contracts which members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by our exchange.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Open Interest (in contracts):
IPE Brent Crude futures	351	336	299
IPE Gas Oil futures	200	164	148
Other(1)	42	35	43

Total	593	535	490

(1)	Consists primarily of IPE Natural Gas futures, IPE Electricity futures, IPE Brent Crude options, IPE Gas Oil options and IPE ECX CFI futures contracts.

We charge exchange fees to ICE Futures’ 38 clearing members for contracts traded for their own account and for contracts traded on behalf of their customers or local traders. As ICE Futures’ operations are currently centered in London, we consider all revenues derived from exchange fees to be generated in the United Kingdom.

Historically, the revenues generated in our futures business have historically been denominated in pounds sterling, which is the functional currency of ICE Futures and related U.K. subsidiaries. We translate these revenues and expenses into U.S. dollars using the average exchange rates for the reporting period. Gains and losses from foreign currency transactions are included in other income (expense) in our consolidated statements of income. We may experience substantial gains or losses from foreign currency transactions given the significant operations of our futures business segment. We record any translation adjustments in accumulated other comprehensive income, a separate component of shareholders’ equity.

Our OTC Business Segment

The following table presents, for the years indicated, selected statement of income (loss) data in dollars and as a percentage of revenues for our OTC business segment:

	Year Ended December 31,
	2005	%	2004	%	2003	%
	(Dollar amounts in thousands)

Revenues(1):
Transaction fees, net(2):
North American natural gas	$59,911	62.9%	$29,046	49.6%	$16,814	34.3%
North American power	16,444	17.3	9,462	16.2	5,739	11.7
Global oil	1,632	1.7	3,999	6.8	8,844	18.0
Other commodities markets	219	0.2	1,043	1.8	2,821	5.7
Electronic trade confirmation	1,580	1.7	789	1.3	165	0.3
Order flow agreements shortfall payments	—	—	1,067	1.8	7,091	14.4
Intersegment fees	11,034	11.6	9,160	15.6	5,923	12.1
Other	4,393	4.6	4,016	6.9	1,728	3.5

Total revenues	95,213	100.0	58,582	100.0	49,125	100.0

Operating expenses:
Selling, general and administrative expenses(3)	40,808	42.9	34,219	58.4	32,017	65.1
Intersegment expenses	1,352	1.4	1,923	3.3	1,406	2.9
Settlement expense(4)	15,000	15.8	—	—	—	—
Depreciation and amortization	12,609	13.2	14,599	24.9	17,219	35.1

Total operating expenses	69,769	73.3	50,741	86.6	50,642	103.1

Operating income (loss)	25,444	26.7	7,841	13.4	(1,517)	(3.1)
Other income (expense), net	589	0.6	(588)	(1.0)	(180)	(0.4)
Income tax expense	7,698	8.0	2,509	4.3	307	0.6

Net income (loss)(4)	$18,335	19.3%	$4,744	8.1%	$(2,004)	(4.1)%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $6.0 million, $6.3 million and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. For a discussion of our related parties, see note 13 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see “— Sources of Revenues — Transaction Fees”.

(3)	Includes compensation and benefits expenses and professional services expenses.

(4)	The financial results for the year ended December 31, 2005 include a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding this charge, net of taxes, our OTC business net income for the year ended December 31, 2005 would have been $27.9 million. See “— Non-GAAP Financial Measures”.

Revenues in our OTC business segment are generated primarily through commission fees earned from trades and from the provision of electronic trade confirmation services. While we charge a monthly minimum commission fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from commission fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. Commission fees are payable by each counterparty to a trade and, for bilateral trades, are generally due within 30 days of the invoice date. We do not risk our own capital by engaging in any trading activities or by extending credit to market participants.

In addition to our commission fees, a participant that chooses to clear a trade must pay a fee to LCH.Clearnet for the benefit of clearing and another for the services of the relevant member clearing firm, or futures commission merchant. Consistent with our futures business, we derive no direct revenues from the clearing process and participants pay the clearing fees directly to LCH. Clearnet and the futures commission merchants. However, we believe that the introduction of cleared OTC contracts has attracted new participants to our platform, which has led to increased liquidity in our markets. We believe that the increase in liquidity has led to increased trading volumes in North American natural gas and power traded in our OTC markets. Transaction or commission fees derived from trading in cleared OTC contracts represent an increasing percentage of our total OTC revenues. For the years ended December 31, 2005, 2004 and 2003, these cleared transaction fees represented 69.3%, 47.6%, and 13.9% of our total OTC revenues, respectively, net of intersegment fees. We intend to continue to support the introduction of these products in response to the requirements of our participants.

Trading participants located in North America accounted for 97.0% of our OTC commission fee revenues for the year ended December 31, 2005, trading participants located in Europe generated 2.8% of our OTC commission fee revenues for the year ended December 31, 2005, and the remaining 0.2% represents trading participants located primarily in Asia. We derived commission fees for OTC trades executed on our electronic platform of $78.2 million, $43.5 million and $34.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, or 50.2%, 40.2% and 36.5%, respectively, of our consolidated revenues. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded.

The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our OTC markets, measured in the units indicated in the footnotes:

	Year Ended December 31,
	2005	2004	2003
	(In millions)

Total Volume:
North American natural gas(1)	138,809	63,935	34,257
North American power(2)	2,140	1,153	575
Global oil(3)	981	926	1,667

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Number of contracts traded(4):
North American natural gas	55,524	25,574	13,703
North American power	3,145	1,683	838
Global oil	3,320	3,580	6,636
Other(5)	10	124	3,083

Total	61,999	30,961	24,260

(1)	Measured in million British thermal units, or MMBtu.

(2)	Measured in megawatt hours.

(3)	Measured in equivalent barrels of oil.

(4)	These OTC market volumes are converted into contracts based on the conversion ratios in the table below.

(5)	Consists of the North American weather, North American coal, European power, European gas and global precious metals commodities markets.

The following table presents the underlying commodity size for selected OTC contracts traded in our OTC markets as well as the relevant standard of measure for such contracts:

OTC Contract	Size	Measure

Financial gas	2,500	MMBtu
Physical gas	2,500	MMBtu
European gas	25,000	Therms per day
East power	800	Megawatt Hours per day
West power	400	Megawatt Hours per day
Crude oil	1,000	Barrels
Refined oil	100	Barrels
Precious metals	1,000	Ounces

The following chart presents the OTC commission fee revenues by commodity traded in our markets for the periods presented:

The following table presents our average weekly open interest for our cleared OTC contracts:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Open Interest (in contracts):
North American gas	998	533	131
North American power	266	71	—
Global oil	40	28	3

Total	1,304	632	134

Our participants rely on our platform for price discovery, hedging of physical commodities and risk management and comprise a broad range of participant types. At December 31, 2005, we had over 800 trading participant firms in our OTC markets. The concentration of commission fees derived in our OTC business segment from commercial users, including merchant energy companies, oil producers and utilities, decreased to 48.8% for the year ended December 31, 2005 from 79.4% for the year ended December 31, 2001 as a result of the entry of non-commercial participants into the markets for energy commodities trading. The fastest growing participant segment of our OTC commission revenues is the financial services sector, which includes financial institutions, hedge funds and proprietary trading firms. The entry of these market participants is largely the result of the availability of both electronically traded energy commodity contracts and cleared OTC contracts.

We also offer trade confirmation services through our electronic trade confirmation service. In April 2002, we began offering our electronic trade confirmation service for trades executed in OTC commodity markets. We do not expect fees from this service to be a significant source of revenues in the near term, although we believe that the availability of electronic trade confirmation attracts a broader range of market participants to our electronic platform, and increases the operational incentives for them to trade on our electronic platform.

Our Market Data Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Year Ended December 31,
	2005	%	2004	%	2003	%
	(Dollar amounts in thousands)

Revenues(1):
Market data fees	$11,604	86.2%	$9,691	86.2%	$7,742	84.4%
Intersegment fees	1,864	13.8	1,546	13.8	1,429	15.6

Total revenues	13,468	100.0	11,237	100.0	9,171	100.0

Operating expenses:
Selling, general and administrative expenses(2)	1,090	8.0	954	8.5	870	9.5
Intersegment expenses	6,365	47.3	4,930	43.9	4,407	48.0
Depreciation and amortization	10	0.1	10	0.1	5	0.1

Total operating expenses	7,465	55.4	5,894	52.5	5,282	57.6

Operating income	6,003	44.6	5,343	47.5	3,889	42.4
Other income (expense), net	515	3.8	(9)	(0.1)	(7)	(0.1)
Income tax expense	2,281	16.9	1,867	16.5	566	6.1

Net income	$4,237	31.5%	$3,467	30.9%	$3,316	36.2%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $198,000 and $178,000 for the years ended December 31, 2005 and 2004, respectively. For a discussion of our related parties, see note 13 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Includes compensation and benefits expenses and professional services expenses.

We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. We also earn subscription fee revenues from OTC daily indices, view only access to the OTC markets and OTC and futures end of day reports. In addition, we manage the market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Intersegment Fees

Our OTC business segment provides and supports the platform for electronic trading and market data in our futures and market data business segments. Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures and market data businesses. Our futures business segment provides access to futures trading volumes to our market data business segment. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. The intersegment fees allocated to our futures business segment were $10.3 million, $7.5 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The intersegment fees allocated to our market data business segment were $6.4 million, $4.9 million and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.

Sources of Revenues

Our revenues are comprised of transaction fees, market data fees and other revenues.

Transaction Fees

Transaction fees, including both futures exchange fees and OTC commission fees, have accounted for, and are expected to continue to account for, a substantial portion of our revenues. Transaction fees consist of:

•	exchange fees earned on futures transactions;

•	commission fees earned on OTC transactions;

•	electronic confirmation fees; and

•	shortfall payments made under our order flow agreements, which applied through the end of 2004.

Transaction fees were $137.0 million, $90.9 million and $81.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and accounted for 87.9%, 83.9% and 86.9% of our consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Transaction fees, net of intersegment fees, accounted for 95.2%, 92.3% and 93.4% of revenues generated by our futures business segment for the years ended December 31, 2005, 2004 and 2003, respectively, and accounted for 94.8%, 91.9% and 96.0% of revenues generated by our OTC business segment for the years ended December 31, 2005, 2004 and 2003, respectively. Transaction fees, except for shortfall payments, are recognized as revenues as services are provided. Transaction fees in our futures business segment are denominated in pounds sterling prior to translation and consolidation.

In our futures business segment, we charge exchange fees to both the buyer and the seller in each transaction. In this segment, our exchange fees are calculated and collected by LCH.Clearnet on our behalf. Exchange fees are based on the number of contracts traded during each month multiplied by the commission rate. A change to either our commission rate or to the volume of contracts executed through our futures business directly affects the revenues of our futures business. A change in the average exchange rate of pounds sterling to the U.S. dollar also directly affects the revenues and expenses of our futures business.

We accept Exchange of Futures for Physical, or EFP, and Exchange of Futures for Swaps, or EFS, transactions from members and their customers. EFP and EFS are trades that occur off exchange and are then reported for registration and clearing onto our futures markets. We have also implemented block trading facilities for members and their customers through which members may bilaterally arrange large volume trades and/or certain complex strategies and then submit these transactions for registration as exchange trades. For these transactions, we charge both the clearing firms of the buyer and seller a premium to the commission rate for trades executed directly on our platform.

Transaction fees in our futures business segment are presented net of rebates. We have historically granted trade rebates to local floor members to generate market liquidity. Under this arrangement, we rebate a percentage of the exchange fee for contracts bought and sold on our open-outcry trading floor on the same day for the same price. In addition, in November 2004, we implemented a two month fee rebate program when we transitioned the morning IPE Brent Crude futures session exclusively to our electronic platform. Under this program, we rebated to each member all exchange fees paid to execute trades in IPE Brent Crude futures contracts on our electronic platform during the morning session, as well as exchange fees paid to execute these contracts by certain local floor members trading on our open-outcry trading floor during our afternoon trading session. This program terminated on December 31, 2004. Trade rebates to local floor members amounted to $137,000, $625,000 and $687,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In connection with the closure of our open-outcry trading floor on April 7, 2005, we discontinued the trade rebate to local floor members. The rebate fees under the 2004 rebate program amounted to $2.3 million in the aggregate for the months of November and December 2004.

In our OTC business segment, we charge commission fees to both the buyer and the seller in each transaction executed on our platform. The commission fees are based on the underlying commodity volume of each product traded multiplied by the commission rate for that product. We also accept transactions that participants execute off-platform but wish to have processed for clearing. For these transactions, we charge both the buyer and seller, but at typically half the commission rate for on-platform execution. We calculate and collect commission fees from our customers directly, other than trades that are cleared through LCH.Clearnet, for which LCH.Clearnet performs the commission fee calculation and collection function. The transaction fees in our OTC business segment also include fees derived from our electronic trade confirmation service. We charge a standard fee across all products for each trade confirmation successfully submitted by a participant.

Changes in the volume of contracts traded on our electronic platform and in our commission rates directly affect transaction fees in our OTC segment. Since launching our electronic platform in 2000, we have, in limited circumstances, adjusted our commission rates or waived our commissions with respect to certain products. We have, for example, waived commission fees on our West Texas Intermediate oil bullet swap contracts for the period from November 2004 through January 2006 and the ICE West Texas Intermediate futures contracts for the months of February 2006 and March 2006. We also reduced the commission rate charged in our global precious metal trading in June 2002 and continue to offer reduced global precious metals commission rates. We continue to evaluate our commission rates on a regular basis.

Transaction fees in our OTC business segment are presented net of rebates. We rebate a portion of the commission fees paid by certain market makers in the OTC market-maker program. In this program, certain participants agree to make a two-sided market (i.e., posting a simultaneous bid and offer) with respect to a particular contract at a specified price spread (the difference between the bid and offer). The OTC fee rebates to market makers amounted to $376,000, $436,000 and $283,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The market-maker program also includes a monthly fee that we pay to certain participants that participate in this program. See “— Components of Expenses — Selling, General and Administrative”.

To build and maintain liquidity in the products traded on our platform, we entered into order flow agreements with our shareholders during 2000 in which they committed to provide a minimum aggregate amount of order flow. The commission rates under the order flow agreements were the same as the rates for all other participants on our electronic platform. If the volume traded in any period fell short of the agreed minimum, these parties were required to pay us a shortfall payment based on the additional commission revenues we would have earned had the minimum volume been met. We also entered into order flow commitments with seven companies during November 2001 to trade OTC European gas products on our electronic platform. We recognized order flow shortfall revenues of $1.1 million and $7.1 million for the years ended December 31, 2004 and 2003, respectively. The order flow agreements with our shareholders expired in 2002 and 2003, respectively, and the OTC European gas order flow agreements expired in 2004. For a discussion of our order flow agreements see note 14 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

We are currently not a party to any order flow agreements and do not intend to enter into order flow agreements in the future. We believe that the willingness of our previously committed order flow providers to continue to trade at current levels will be influenced by a variety of factors, including prevailing conditions in the commodities markets. We experienced a decline in our OTC global oil commission fee revenues following the expiration of certain order flow agreements in October 2002. While this may have been caused by a combination of factors relating to order flow, sales and marketing activities, market conditions and competition, we believe that we will be able to continue to attract trading in these markets in the future without order flow agreements.

The following table presents, for the periods indicated, the commission fees that were required to be paid to us under the order flow agreements and the expiration dates of these agreements.

	Year Ended
	December 31,
	2004	2003	Expiration Date
	(In thousands)

North American natural gas and power	$—	$6,000	June 2003
European gas	1,075	1,303	December 2004

Total commission fees	$1,075	$7,303

Market Data Fees

Market data fees were $11.6 million, $9.7 million and $7.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Market data fees consist of terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets through ICE Data. We invoice these data vendors monthly for terminal fees based on the number of terminals that carry our futures market data. Each data vendor also pays an annual license fee to us. Annual license fee revenues are deferred and amortized ratably over the period to which they provide services.

Market data fees also consist of subscription fees that we receive from market participants that subscribe to our OTC market data services through ICE Data. ICE Data has an exclusive license to use our OTC market data and publishes the ICE Data end of day report, ICE daily indices, as well as market price validation curves, which are available to subscribers for a monthly subscription fee. ICE Data also markets real-time view only screen access to OTC markets and charges subscribers a fee that varies depending on the number of users and the markets accessed at each subscribing company. The revenues we receive from data services fees are deferred and amortized ratably over the period to which they provide services.

Other Revenues

Other revenues include revenues generated from membership and system user fees charged to our futures exchange members, from minimum monthly commission fees charged to our OTC participants, from training seminars, communication charges and equipment rentals, as well as fees charged to the Chicago Climate Exchange, or CCX. We generated other revenues of $7.3 million, $7.8 million and $4.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In our futures business, we generate revenues from, among other things, annual membership and subscription fees and system user fees charged to ICE Futures members who access our electronic platform. We recorded annual fees related to futures exchange membership, subscription fees and system user fees of $1.5 million, $1.2 million and $762,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We defer revenues derived from membership and subscription fees and amortize them ratably over the period to which they provide services. We recognize revenues derived from system user fees as services are provided.

In our OTC business segment, we charge monthly minimum commission fees to participants that are registered to trade OTC natural gas and power products on our electronic platform. For participants that are not active traders, the minimum commission fees are based on their historical trading activity and the number of users the participant firm has registered to trade on our platform. We recognize the difference between the monthly minimum commission fee for a given participant and the actual amount of commission fees generated by such participant for trading activity in that month as minimum commission trading access revenues. For the month of December 2005, of the more than 800 participant trading firms that had trading access to our platform, 265 participants were required to pay monthly minimum commission fees. We recognized minimum commission fees of $2.6 million, $2.3 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We recognize revenues generated from training seminars and communication charges and equipment rentals as services are provided. We charge equipment rentals in advance and amortize the fee over the period to which it relates. Of the other revenues, $335,000, $1.3 million and $901,000 for the years ended December 31, 2005, 2004 and 2003, respectively, relate to revenues generated from communication charges and equipment rentals relating to the futures business floor operations. We no longer charge our futures participants for these costs subsequent to the closure of the open-outcry trading floor on April 7, 2005.

Other revenues include fees charged to the CCX, a self-regulated exchange that administers a voluntary multi-sector greenhouse gas reduction and trading program for North America. We, through our OTC business segment, have been contracted to provide, design and service the CCX’s electronic trading platform in the United States. We charge licensing and service fees in advance to the CCX on a monthly basis and these fees are recognized as services are provided. We also have an agreement, through our futures business segment, with CCX and its wholly owned subsidiary, the European Climate Exchange (“ECX”), to list certain European emissions contracts on the platform. We charge the ECX certain operating costs, 25% of the net European emissions membership fees and 25% of the net transaction fees earned from the European emissions contracts traded on the platform. We also recognize technology development fees as revenues from both the CCX and the ECX when the development work is completed and accepted. Our arrangement with the CCX began in July 2003, and we recognized revenues of $1.8 million, $2.0 million and $605,000 for the years ended December 31, 2005, 2004 and 2003, respectively, pursuant to our contractual relationships.

Components of Expenses

Compensation and Benefits

Compensation and benefits expenses primarily consist of salaries, bonuses, payroll taxes, employer-provided medical and other benefit plan costs and recruiting costs. Compensation and benefits expenses were $35.8 million, $30.1 million and $26.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Substantially all of our employees are full-time employees. We capitalized and recorded as property and equipment a portion of our compensation and benefits costs for technology employees engaged in software development and the enhancement of our electronic platform. We expect that our compensation and benefits expense will increase from current levels as a percentage of total revenues due to additional employees associated with the growth of our business and due to non-cash compensation expenses recognized in accordance with the adoption of SFAS No. 123(R). See “ — New Accounting Pronouncements”.

Professional Services

Professional services expenses primarily consist of outside legal, accounting and other professional and consulting services expenses. Professional services expenses were $10.1 million, $12.3 million and $13.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. We capitalize and record as property and equipment a portion of the costs associated with fees for technology consultants engaged in software development and enhancements to our electronic platform. We expensed the remaining portion of these fees in the month in which they were incurred. We engaged a number of consultants in our futures business segment to facilitate ongoing technology development, maintenance and support work in connection with the migration of trading of our futures contracts to our electronic platform and the support of the legacy systems used in the operation of the exchange floor. We reduced the number of consultants in our futures business segment during 2004 and 2005 following the substantial completion of development relating to futures trading on our electronic platform and due to the replacement of consultants with permanent staff.

We incurred substantial accounting and legal fees in connection with external and internal audit functions, the regulatory and disciplinary functions of our futures markets, the negotiation of new clearing agreements with LCH. Clearnet and legal fees associated with the NYMEX copyright and trademark and EBS patent infringement litigation. As a public company, we are now subject to the requirements of the Sarbanes-Oxley Act of 2002, which require us to incur significant expenditures in the near term to establish systems and hire and train personnel to comply with these requirements. In addition, as a public company, we incur additional costs for external advisors such as legal, accounting and auditing fees, as well as additional marketing and investor relations expenses. Even with these additional public company expenses, we anticipate that professional services expenses will decrease in the current and future periods due to the reduction in consultants at ICE Futures and the reduction in legal fees due to our settlement of the EBS case and the court’s grant of summary judgment in our favor on all claims asserted against us by NYMEX, despite NYMEX’s current appeal of the decision.

Selling, General and Administrative

Selling, general and administrative expenses were $18.9 million, $16.6 million and $16.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Cost of hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing and market-maker expenses are the major expense categories in selling, general and administrative expenses during the years discussed herein.

Cost of Hosting Expenses.  Cost of hosting expenses primarily consists of hosting and participant network expenses. Cost of hosting expenses were $1.4 million, $1.3 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our hosting expenses include the amounts we pay for the physical facilities, maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Our participant network expenses include the amounts we pay to provide participants with direct connectivity to our platform. Because our Internet-based electronic platform is highly scalable, we anticipate that the cost of hosting will remain relatively constant in the near term, even though we believe that we will continue to increase the number of participants trading on our electronic platform. Prior to 2003, we used a private network connection that did not have the scalability and cost efficiency associated with our current Internet-based platform. In addition, in early 2003, we began to maintain and support our information security system with internal resources. Prior to 2003, we outsourced our information security to a nationally recognized encryption technology company. By changing certain vendors and by transitioning our participant base to our Internet browser for access to our electronic platform, we have been able to reduce our participant network expenses while improving system performance, resulting in faster execution and increased system availability.

Hardware and Software Support Expenses.  Hardware and software support expenses were $3.8 million, $3.4 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Hardware and software support expenses primarily consist of external hardware and software maintenance and support costs and trade registration system costs. The trade registration system is owned and administered by a third party and it handles our post trade administration such as giving up trades to alternate parties, clearing and margining. We expect our hardware and software support expenses to increase slightly in absolute terms in future periods in connection with the growth of our business. As a percentage of total revenues, our hardware and software support expenses may decrease in future periods due to anticipated higher revenue growth.

Rent and Occupancy Expenses.  Rent and occupancy expenses were $3.2 million, $4.1 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. The decrease in rent and occupancy expenses in 2005 primarily related to the closure of our open-outcry trading floor on April  7, 2005. As a percentage of total revenues, our rent and occupancy expenses may decrease in future periods due to anticipated higher revenue growth.

Marketing and Market-Maker Expenses.  Marketing and market-maker expenses were $2.2 million, $1.6 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Marketing expenses primarily consist of advertising, public relations and product promotion campaigns used to promote brand awareness, as well as new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. The level of marketing activity, and thus the amount of related expenses, may vary from period to period based upon management’s discretion and available opportunities.

Market-maker expenses include fees we incur under our market-maker program. Under this program, we allow certain participants to execute trades on our platform at no charge and, beginning in 2004, paid them a monthly fee in exchange for their commitment to make markets on our platform within a specified price range for specific commodity markets. We recognized $530,000 and $778,000 in fees under this program for the years ended December 31, 2005 and 2004, respectively. We began the market-maker program during 2004. Such amounts are treated as expenses as we receive no fees from these market makers.

Other.  Other costs include all selling, general and administrative costs not included in separate expense categories and primarily consist of insurance expense, telephone and communications expense, corporate insurance expense, travel expense, meals and entertainment expense, royalty payments made to eSpeed, Inc. and dues, subscriptions and registration expense.

We expect our selling, general and administrative expenses to increase slightly in absolute terms in future periods in connection with the growth of our business, partially offset by lower selling, general and administrative costs associated with closure of our open-outcry trading floor. As a percentage of total revenues, our selling, general and administrative expenses may decrease in future periods due to anticipated higher revenue growth.

Floor Closure Costs

Floor closure costs relate to the April 2005 closure of our open-outcry floor in London. We closed our open-outcry floor to take advantage of increasing acceptance and adoption of electronic trading, and to maintain and enhance our competitive position. Floor closure costs were $4.8 million for the year ended December 31, 2005, and include lease terminations for the building where the trading floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, and other associated costs, including legal costs and asset impairment charges. No floor closure costs were incurred in prior periods or are expected to be incurred in future periods.

Settlement Expense

Settlement expense relates to the September 2005 settlement of the legal action brought by EBS related to alleged patent infringement. Under the settlement agreement, we made a cash payment of $15.0 million to EBS, and were released from the legal claims brought against us without admitting liability. Settlement expense was $15.0 million for the year ended December 31, 2005. No settlement expenses were incurred in prior periods.

Depreciation and Amortization

Depreciation and amortization expenses were $15.1 million, $17.0 million and $19.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We depreciate and/or amortize costs related to our property and equipment, including computer and network equipment, software and internally developed software, office furniture and equipment and leasehold improvements. We compute depreciation expense using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the assets, which range from three to seven years. Gains on disposal of property and equipment are included in other income, losses on disposals of property and equipment are included in depreciation expense and maintenance and repairs are expensed as incurred. We do not amortize goodwill and intangible assets with indefinite lives. We amortize intangible assets with contractual or finite useful lives, in each case over the estimated useful life of five years.

We capitalize costs, both internal and external, direct and incremental, related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software, for a period not to exceed three years.

We amortize the licensing fees we pay to eSpeed for a non-exclusive license to use its patent related to an automated futures trading system in the United States over the period to which the license fees relate. We recognized amortization expense of $2.0 million for the years ended December 31, 2005, 2004 and 2003. This patent expires in February 2007.

We anticipate that depreciation and amortization expenses will decrease in the current and future periods due to certain property and equipment purchased in prior years becoming fully depreciated, the expiration of the eSpeed patent in February 2007 and lower computer hardware costs in the future due to declining costs of technology.

Other Income (Expense)

We had net other income of $3.8 million, $1.3 million and $948,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Other income (expense) consists primarily of interest income and expense, as well as gains and losses on foreign currency transactions.

We generate interest income from the investment of our cash and cash equivalents, short-term investments, long-term investments and restricted cash. Interest expense consisted of interest from capitalized leases, interest on the outstanding indebtedness and the unused fee calculated under our revolving credit facility.

Other income (expense) also relates to gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables or cash accounts held in U.S. dollars by our U.K. subsidiaries. We seek to manage our foreign exchange translation risk and exposure in part through converting our U.K. subsidiaries’ cash to investments denominated in U.S. dollars. However, because the functional currency of our U.K. subsidiaries is pounds sterling, we are subject to transaction gains and losses for the re-measurement of the U.S. dollar cash investments held by our U.K. subsidiaries due to foreign currency exchange rate fluctuations between periods.

Provision for Income Taxes

We incurred income tax expenses of $19.6 million, $11.8 million and $6.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our provision for income taxes consists of current and deferred tax provisions relating to federal, state and local taxes, as well as taxes related to foreign subsidiaries. We file a consolidated United States federal income tax return and file state income tax returns on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. Our foreign subsidiaries are based in the United Kingdom and in Canada and we file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. The difference between the statutory income tax rate and our effective tax rate for a given fiscal period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, state income taxes and the non-deductibility of certain expenses. We have made provisions for U.S. income taxes on all undistributed earnings of our foreign subsidiaries as such earnings are not expected to be permanently reinvested.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Jobs Act, introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings in 2004 or 2005, provided certain criteria are met. The deduction would result in an approximate 5.25% federal tax rate on repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

In 2005, we completed our evaluation of the repatriation provision and made the determination to repatriate $35.0 million of foreign earnings in accordance with the requirements of the Jobs Act. As a result, we recognized a tax benefit of $2.0 million, net of available foreign tax credits, in 2005. This was offset by tax expense of $2.0 million recorded in the third quarter of 2005 related to an increase to the estimate of U.S. residual taxes due on the remaining undistributed earnings of our foreign subsidiaries.

Consolidated Results of Operations

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except for share and per share data)

Consolidated Statement of Income/(Loss) Data
Revenues:(1)
Transaction fees, net(2)	$136,976	$90,906	$81,434
Market data fees	11,604	9,691	7,742
Other	7,285	7,817	4,570

Total revenues	155,865	108,414	93,746

Operating expenses:
Compensation and benefits	35,753	30,074	26,236
Professional services	10,124	12,312	13,066
Selling, general and administrative	18,886	16,610	16,185
Floor closure costs(3)	4,814	—	—
Settlement expense(4)	15,000	—	—
Depreciation and amortization	15,083	17,024	19,341

Total operating expenses	99,660	76,020	74,828

Operating income	56,205	32,394	18,918
Other income, net	3,790	1,328	948

Income before income taxes	59,995	33,722	19,866
Income tax expense	19,585	11,773	6,489

Net income(5)	$40,410	$21,949	$13,377

Redemption adjustments to redeemable stock put(6)	(61,319)	—	8,378
Deduction for accretion of Class B redeemable common stock(7)	—	—	(1,768)

Net income (loss) available to common shareholders	$(20,909)	$21,949	$19,987

Earnings (loss) per common share(8):
Basic	$(0.39)	$0.42	$0.37

Diluted	$(0.39)	$0.41	$0.37

Weighted average common shares outstanding(8):
Basic	53,217,874	52,865,108	54,328,966
Diluted	53,217,874	53,062,078	54,639,708

(1)	We generate revenues from related parties in the ordinary course of our business. For a presentation and discussion of our revenues attributable to related parties for the years ended December 31, 2005, 2004 and 2003, see our consolidated statements of income and note 13 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see “— Sources of Revenues — Transaction Fees”.

(3)	In April 2005, we closed our open-outcry trading floor in London to take advantage of increasing acceptance and adoption of electronic trading, and to maintain and enhance our competitive position. Costs associated with the floor closure were $4.8 million and are classified as “Floor closure costs” in the accompanying consolidated statements of income for the year ended December 31, 2005. Floor closure costs include lease terminations for the building where the floor was located, payments made to

18 employees who were terminated as a result of the closure, contract terminations, legal costs, asset impairment charges and other associated costs. No floor closure costs were incurred in prior periods and no additional closure costs are expected to be incurred. See note 18 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(4)	In September 2005, we settled the legal action brought by EBS related to alleged patent infringement. Under the settlement agreement, we made a payment to EBS of $15.0 million, and were released from the legal claims brought against us without admitting liability. The payment was recorded as “Settlement expense” in the accompanying consolidated statements of income for the year ended December 31, 2005. See note 17 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(5)	The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London and a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding these charges, net of taxes, our consolidated net income for the year ended December 31, 2005 would have been $53.1 million. See “— Non-GAAP Financial Measures”.

(6)	In connection with our formation, we granted a put option to Continental Power Exchange, Inc., an entity controlled by our Chairman and Chief Executive Officer, Jeffrey C. Sprecher. The put option would have required us under certain circumstances to purchase Continental Power Exchange, Inc.’s equity interest in our business at a purchase price equal to the greater of the fair market value of the equity interest or $5 million. We initially recorded the redeemable stock put at the minimum $5.0 million redemption threshold. We adjusted the redeemable stock put to its redemption amount at each subsequent balance sheet date. Adjustments to the redemption amount were recorded to retained earnings or, in the absence of positive retained earnings, additional paid-in capital. In October 2005, we entered into an agreement with Continental Power Exchange, Inc. to terminate the redeemable stock put upon the closing of our initial public offering of common stock in November 2005. We increased the redeemable stock put by $61.3 million during the year ended December 31, 2005 resulting from an increase in the estimated fair value of our common stock from $8.00 per share as of December 31, 2004 to $35.90 per share as of November 21, 2005, the closing date of our initial public offering of common stock and the termination date of the redeemable stock put. The balance of the redeemable stock put on November 21, 2005 was $78.9 million and was reclassified to additional paid-in capital upon its termination. See note 10 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In connection with the termination of the put option, we amended certain registration rights previously granted to Continental Power Exchange, Inc. pursuant to which we may be obligated to pay the expenses of registration, including underwriting discounts up to a maximum of $4.5 million.

(7)	We redeemed all of our Class B redeemable common stock on November 23, 2004 at a price of $23.58 per share, for aggregate consideration of $67.5 million. Upon its issuance on June 18, 2001, we recorded our Class B redeemable common stock at its discounted present value of $60.2 million. We recorded charges to retained earnings for the accretion of this amount up to the $67.5 million redemption value of our Class B redeemable common stock over a two-year period ending in June 2003, which was the earliest potential redemption date.

(8)	The impact of outstanding stock options is considered to be antidilutive in the calculation of diluted earnings per share when a net loss available to common shareholders is reported. Our outstanding stock options have not been included in the computation of diluted earnings per share for the year ended December 31, 2005 due to the $20.9 million net loss available to common shareholders as a result of the $61.3 million charged to retained earnings related to the redeemable stock put adjustments. Therefore, our diluted earnings per share are computed in the same manner as basic earnings per share for the year ended December 31, 2005. If the redemption adjustments to the redeemable stock put are excluded from the calculation of earnings per share, the resulting adjusted basic earnings per share would have been $0.76 based on the $40.4 million in consolidated net income for the year ended December 2005 and adjusted diluted earnings per share would have been $0.74. The adjusted diluted earnings per share would have been based on 54.4 million in adjusted diluted weighted average common shares outstanding, which includes 1.2 million stock options and restricted stock having a dilutive effect for the year ended

December 31, 2005. The adjusted basic and diluted earnings per share for the year ended December 31, 2005, excluding the redeemable stock put adjustments, the $4.8 million floor closure costs and the $15.0 million settlement expenses, would have been $1.00 and $0.98, respectively. See “— Non-GAAP Financial Measures”.

Key Statistical Information

The following table presents key transaction volume information, as well as other selected operating information, for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except for percentages)

Operating Data:
Our Market Share of Selected Key Products:
Total crude oil futures contracts traded globally(1)	91,049	78,477	69,450
IPE Brent Crude oil futures contracts traded	30,412	25,458	24,013
Our crude oil futures market share(1)	33.4%	32.4%	34.6%

Total cleared Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	53,166	21,241	6,869
Our cleared Henry Hub natural gas contracts traded	42,760	15,887	4,512
Our market share — cleared Henry Hub natural gas vs. NYMEX-ClearPort(2)	80.4%	74.8%	65.7%

Total cleared PJM financial power contracts traded on us and NYMEX- ClearPort	1,886	748	149
Our cleared PJM financial power contracts traded	1,234	513	6
Our market share — cleared PJM financial power vs. NYMEX-ClearPort(3)	65.4%	68.7%	4.0%

Our Average Daily Trading Fee Revenues(4):
Our futures business average daily exchange fee revenues	$226	$179	$158

Our bilateral OTC business average daily commission fee revenues	79	80	112
Our cleared OTC business average daily commission fee revenues	233	94	24

Our OTC business average daily commission fee revenues	312	174	136

Our total average daily exchange fee and commission fee revenues	$538	$353	$294

Our Trading Volume(5):
Futures volume	42,055	35,541	33,341
Futures average daily volume	166	140	132
OTC volume	61,999	30,961	24,260
OTC average daily volume	247	123	97

OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	48.8%	56.5%	64.1%
Banks and financial institutions	20.5%	22.4%	31.3%
Hedge funds, locals and proprietary trading shops	30.7%	21.1%	4.6%

OTC Trading Commission fees:
Percentage of commission fees by the top 20 customers	62.2%	64.8%	69.3%
Percentage of commission fees by our shareholders that own greater than 1% or our outstanding common stock	15.5%	24.3%	39.5%

(1)	Total crude oil futures contracts traded globally and our resulting crude oil futures market share is calculated based on the number of IPE Brent Crude futures contracts traded as compared to the total number of IPE Brent Crude futures contracts and NYMEX Light Sweet Crude and Dublin Brent Crude futures contracts traded.

(2)	Our cleared Henry Hub natural gas market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared Henry Hub natural gas contracts traded as a percentage of the total IntercontinentalExchange cleared Henry Hub natural gas contracts and NYMEX-ClearPort Henry Hub natural gas futures contracts traded.

(3)	Our cleared PJM financial power market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared PJM financial power contracts traded as a percentage of the total IntercontinentalExchange cleared PJM financial power contracts and NYMEX-ClearPort cleared PJM financial power contracts traded. PJM refers to the Pennsylvania, New Jersey and Maryland power hub. The NYMEX-ClearPort cleared PJM financial power contract was launched in April 2003 and our PJM financial power contract was launched in November 2003. Data regarding the volumes of NYMEX-ClearPort cleared PJM for annual contracts traded is derived from the Futures Industry Association.

(4)	Represents the total commission fee and exchange fee revenues for the year divided by the number of trading days during that year.

(5)	Represents the total volume, in contracts, for the year divided by the number of trading days during that year.

For purposes of our operating data, we calculate our volumes based on the number of contracts traded in our markets, or based on the number of round turn trades. Each “round turn” represents a matched buy and sell order of one contract. Each side to a contract is matched and treated as one contract and each side is not separately calculated. The volume of contracts traded in a given market is a widely recognized indicator of the liquidity in that market, including our markets.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview

Consolidated net income increased $18.5 million, or 84.1%, to $40.4 million for the year ended December 31, 2005 from $21.9 million for the comparable period in 2004. Net income from our futures business segment increased $4.1 million, or 29.8%, to $17.8 million for the year ended December 31, 2005 from $13.7 million for the comparable period in 2004, primarily due to higher transaction fees revenues, which were partially offset by $4.8 million in floor closure costs incurred in connection with the closure of our open-outcry trading floor. Net income from our OTC business segment increased $13.6 million to $18.3 million for the year ended December 31, 2005 from $4.7 million for the comparable period in 2004. Net income in our OTC business segment increased primarily due to significantly higher transaction fees revenues, which were substantially offset by a $15.0 million settlement expense incurred for the year ended December 31, 2005. Net income from our market data business segment increased $770,000, or 22.2%, to $4.2 million for the year ended December 31, 2005 from $3.5 million for the comparable period in 2004. Net income in our market data business segment increased primarily due to increased market data sales in our OTC business. Consolidated operating income, as a percentage of consolidated revenues, increased to 36.1% for the year ended December 31, 2005 from 29.9% for the comparable period in 2004. Consolidated net income, as a percentage of consolidated revenues, increased to 25.9% for the year ended December 31, 2005 from 20.2% for the comparable period in 2004.

Our consolidated revenues increased $47.5 million, or 43.8%, to $155.9 million for the year ended December 31, 2005 from $108.4 million for the comparable period in 2004. This increase is primarily attributable to increased trading volumes on our electronic platform and increased non-transaction revenues, including market data fees and trading access fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our cleared OTC contracts.

Consolidated operating expenses increased to $99.7 million for the year ended December 31, 2005 from $76.0 million for the comparable period in 2004, representing an increase of 31.1%. This increase is primarily attributable to higher compensation expenses during the year ended December 31, 2005 due to an increase in our employee headcount and an increase in our discretionary bonus accrual, floor closure costs of $4.8 million incurred in connection with our decision to close our open-outcry trading floor in London, and the $15.0 million litigation settlement payment made to EBS.

Revenues

Transaction Fees

Consolidated transaction fees increased $46.1 million, or 50.7%, to $137.0 million for the year ended December 31, 2005 from $90.9 million for the comparable period in 2004. Transaction fees, as a percentage of consolidated revenues, increased to 87.9% for the year ended December 31, 2005 from 83.9% for the comparable period in 2004.

Transaction fees generated in our futures business segment increased $11.7 million, or 25.7%, to $57.2 million for the year ended December 31, 2005 from $45.5 million for the comparable period in 2004, while declining as a percentage of consolidated revenues to 36.7% for the year ended December 31, 2005 from 42.0% for the comparable period in 2004. The increase in transaction fees was primarily due to an increase in our futures contract volumes. Futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading and due to weather-related volatility. Volumes in our futures business segment increased 18.3% to 42.1 million contracts traded during the year ended December 31, 2005 from 35.5 million contracts traded during the comparable period in 2004. Average transaction fees per trading day increased 26.2% to $226,000 per trading day for the year ended December 31, 2005 from $179,000 per trading day for the comparable period in 2004.

Transaction fees generated in our OTC business segment increased $34.4 million, or 75.7%, to $79.8 million for the year ended December 31, 2005 from $45.4 million for the comparable period in 2004, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, increased to 51.2% for the year ended December 31, 2005 from 41.9% for the comparable period in 2004. The number of transactions or trades executed in our OTC business segment increased by 117.0% to 2.3 million trades for the year ended December 31, 2005 from 1.1 million trades for the comparable period in 2004. Average transaction fees per trading day increased 79.6% to $312,000 per trading day for the year ended December 31, 2005 from $174,000 per trading day for the comparable period in 2004. The increase in trades was partially offset by a 17.2% decrease in the average revenues per transaction for the year ended December 31, 2005 as compared to the comparable period in 2004. The decline in average revenues per transaction was due in part to an increased number of lower volume transactions, primarily as a result of newer market participants generally trading in smaller transaction sizes, and a change in the mix of contracts traded, with a larger number of contracts traded related to commodities with lower commission rates.

Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts and the continued improvement in credit quality in the merchant energy sector, as well as increased liquidity brought by new market participants and weather-related volatility. Transaction fees generated by trading in North American natural gas contracts increased $30.9 million, or 106.3%, to $59.9 million for the year ended December 31, 2005 from $29.0 million for the comparable period in 2004. In addition, transaction fees generated by trading in North American power contracts increased $7.0 million, or 73.8%, to $16.4 million for the year ended December 31, 2005 from $9.5 million for the comparable period in 2004. The continued growth in trading volumes in OTC contracts can be attributed in part to the use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. We believe that the introduction of OTC cleared contracts has facilitated trading by market participants that otherwise would not have engaged in trading in energy derivatives.

The increase in transaction fees generated by trading in OTC North American natural gas and power contracts was partially offset by a decrease in transaction fees generated by our OTC global oil contracts. Transaction fees derived from trading in global oil contracts decreased $2.4 million, or 59.2%, to $1.6 million for the year ended December 31, 2005 from $4.0 million for the comparable period in 2004. This decrease is primarily attributable to entrenched competition in the OTC oil market, our waiver of commission fees on our West Texas Intermediate oil bullet swap contracts for the period from November 2004 through December 2005, and, to a lesser extent, limited sales and marketing resources committed to this market relative to that in our North American natural gas and power markets.

Revenues derived from electronic trade confirmation fees in our OTC business segment increased $791,000 to $1.6 million for the year ended December 31, 2005 from $789,000 for the comparable period in 2004. During the year ended December 31, 2005, 409,024 trades were matched through our electronic trade confirmation service, compared to 199,290 trades during the comparable period in 2004. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, increased to 1.0% for the year ended December 31, 2005 from 0.7% for the comparable period in 2004.

Revenues derived from order flow shortfall payments in our OTC business segment decreased $1.1 million from the year ended December 31, 2004 to the year ended December 31, 2005. This decrease was due to the expiration of the European gas order flow agreements as of December 31, 2004. No order flow agreements were in effect during the year ended December 31, 2005 and we do not expect to enter any order flow agreements in the future. Consolidated order flow shortfall payments, as a percentage of consolidated revenues, were 1.0% for the year ended December 31, 2004.

Market Data Fees

Consolidated market data fees increased $1.9 million, or 19.7%, to $11.6 million for the year ended December 31, 2005 from $9.7 million for the comparable period in 2004. This increase was primarily due to increased market data fees in our OTC markets from the introduction of the market price validation service, and due to increased fees from view only screen access and end of day reports. Market price validation was launched in March 2004 and 28 companies subscribed to this service as of December 31, 2005. The number of companies that subscribe to view only screen access increased 12.5% to 225 as of December 31, 2005 from 200 as of December 31, 2004. We also continued to enroll new individual monthly subscribers for these services within existing subscriber companies. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 7.4% for the year ended December 31, 2005 from 8.9% for the comparable period in 2004.

Other Revenues

Consolidated other revenues decreased $532,000, or 6.8%, to $7.3 million for the year ended December 31, 2005 from $7.8 million for the comparable period in 2004. This decrease was primarily due to a $950,000 reduction in the communication charges and equipment rentals to ICE Futures members following the closure of our open-outcry trading floor, partially offset by a $625,000 increase in trading access fees. The increase in trading access fee revenue was primarily due to the growth in monthly minimum commission fees received in our OTC business segment and, to a lesser extent, due to the growth in system user fees to ICE Futures members who access our electronic platform. The monthly weighted-average number of participants required to pay monthly minimum commission fees increased 16.5% to 247 for the year ended December 31, 2005 from 212 for the comparable period in 2004. We continued to increase both the number of participants subject to monthly minimum commission fees as well as the number of users accessing the platform at these participants. During the years ended December 31, 2005 and 2004, we recognized $2.6 million and $2.3 million, respectively, in monthly minimum commission fees in our OTC business segment and $1.5 million and $1.2 million, respectively, in membership subscriptions and system user fees in our futures business segment. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 4.7% for the year ended December 31, 2005 from 7.2% for the comparable period in 2004.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $5.7 million, or 18.9%, to $35.8 million for the year ended December 31, 2005 from $30.1 million for the comparable period in 2004. This increase was primarily due to an increase in our discretionary bonus accrual for the year ended December 31, 2005 as compared to the year ended December 31, 2004, and to a lesser extent, an increase in our employee headcount. During the year ended December 31, 2005, we had a month-end average of 200 employees, compared to a month-end average of 193 employees during the year ended December 31, 2004. Our discretionary bonus expense increased due to improved operating results for the year ended December 31, 2005 as compared to the year ended December 31, 2004, due to the completion of our initial public offering of common stock and due to an increased number of employees receiving the bonus accrual. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 22.9% for the year ended December 31, 2005 from 27.7% for the comparable period in 2004 primarily due to our increased revenues.

Professional Services

Consolidated professional services expenses decreased $2.2 million, or 17.8%, to $10.1 million for the year ended December 31, 2005 from $12.3 million for the comparable period in 2004. This decrease was due to an aggregate decrease in legal fees related to litigation with NYMEX and EBS, the former of which was subsequently dismissed by a ruling in our favor on a motion for summary judgment, which is currently on appeal by NYMEX, and the latter of which was settled in the second quarter of 2005. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 6.5% for the year ended December 31, 2005 from 11.4% for the comparable period in 2004.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $2.3 million, or 13.7%, to $18.9 million for the year ended December 31, 2005 from $16.6 million for the comparable period in 2004. This increase was primarily due to the market-maker program that we initiated during 2004, an increase in royalty payments made to eSpeed, and increased marketing efforts relating to our transition to exclusive electronic trading in futures. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 12.1% for the year ended December 31, 2005 from 15.3% for the comparable period in 2004.

Floor Closure Costs

Consolidated floor closure costs were $4.8 million for the year ended December 31, 2005, due to the closure of our open-outcry trading floor in London in April 2005. Consolidated floor closure costs, as a percentage of consolidated revenues, were 3.1% for the year ended December 31, 2005. We did not have floor closure costs in the comparable period in 2004.

Settlement Expense

Consolidated settlement expense was $15.0 million for the year ended December 31, 2005, due to the payment made to settle litigation with EBS. Consolidated settlement expense, as a percentage of consolidated revenues, was 9.6% for the year ended December 31, 2005. We did not have settlement expenses in the comparable period in 2004.

Depreciation and Amortization

Consolidated depreciation and amortization expenses decreased $1.9 million, or 11.4%, to $15.1 million for the year ended December 31, 2005 from $17.0 million for the comparable period in 2004. This decrease was due to certain property and equipment purchased in 2001 with estimated useful lives of three years becoming fully depreciated over the course of 2004. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 9.7% for the year ended December 31, 2005 from 15.7% for the comparable period in 2004.

Other Income

Consolidated other income increased $2.5 million, or 185.4%, to $3.8 million for the year ended December 31, 2005 from $1.3 million for the comparable period in 2004. This increase primarily related to foreign currency transaction gains, partially offset by an increase of $476,000 in interest expense related to outstanding balances under the Wachovia revolving credit agreement.

We recognized net foreign currency transaction gains of $1.5 million for the year ended December 31, 2005 as compared to net foreign currency transaction losses of $1.4 million for the year ended December 31, 2004. The foreign currency transaction gains and losses primarily related to the revaluation of the U.S. dollar cash balances held by our foreign subsidiaries due to the increase or decrease in the period-end foreign currency exchange rates between periods. The functional currency of our foreign subsidiaries is pounds sterling. The period-end foreign currency exchange rate of pounds sterling to the U.S. dollar decreased 10.3% to 1.7188 as of December 31, 2005 from 1.9160 as of December 31, 2004.

Income Taxes

Consolidated tax expense increased $7.8 million, or 66.4%, to $19.6 million for the year ended December 31, 2005 from $11.8 million for the comparable period in 2004, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 32.6% for the year ended December 31, 2005 from 34.9% for the comparable period in 2004. The effective tax rate for the year ended December 31, 2005 is lower than the statutory rate primarily due to an increase in anticipated federal and state research and development tax credits, and due to the $2.0 million tax benefit recognized on the repatriation of certain foreign earnings under the American Jobs Creation Act of 2004 (the “Jobs Act”). This was offset by a $2.0 million increase in our estimate of U.S. residual taxes due on the remaining undistributed earnings of our foreign subsidiaries. The decrease in the effective tax rate from the year ended December 31, 2004 to the year ended December 31, 2005 was also primarily due to an increase in anticipated research and development tax credits during the year ended December 31, 2005 as compared to the year ended December 31, 2004 and due to the Jobs Act tax benefit, partially offset by the increase in our residual taxes on the foreign undistributed earnings.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview

Consolidated net income increased $8.6 million, or 64.1%, to $21.9 million for the year ended December 31, 2004 from $13.4 million for the comparable period in 2003. During this period, net income from our futures business segment increased $1.7 million, or 13.9%, to $13.7 million for the year ended December 31, 2004 from $12.1 million for the comparable period in 2003, net income from our OTC business segment increased to $4.7 million for the year ended December 31, 2004 from a net loss of $2.0 million for the comparable period in 2003, and net income from our market data business segment increased $151,000, or 4.5%, to $3.5 million for the year ended December 31, 2004, from $3.3 million for the comparable period in 2003. Consolidated operating income, as a percentage of consolidated revenues, increased to 29.9% for the year ended December 31, 2004 from 20.2% for the comparable period in 2003. Consolidated net income, as a percentage of consolidated revenues, increased to 20.2% for the year ended December 31, 2004 from 14.3% for the comparable period in 2003.

Our consolidated revenues grew by $14.7 million, or 15.6%, to $108.4 million for the year ended December 31, 2004 from $93.7 million for the comparable period in 2003. This increase is attributable to increased trading volumes on our electronic platform and increased non-transaction revenues, including market data fees, trading access fees and the Chicago Climate Exchange licensing, service and development fees. A significant factor driving our revenues and volume growth during this period was the growth in trading volumes of our cleared OTC contracts.

Consolidated operating expenses increased slightly to $76.0 million for the year ended December 31, 2004 from $74.8 million for the comparable period in 2003, representing an increase of 1.6%, compared to a 15.6% increase in consolidated revenues during the same period. Given the fixed nature of our operating expenses, we generally have been able to increase revenues through increased trading volumes while holding operating expenses relatively constant. This operating leverage has resulted in improved profitability and we believe is one of the key benefits of operating our electronic platform.

Revenues

Transaction Fees

Consolidated transaction fees increased $9.5 million, or 11.6%, to $90.9 million for the year ended December 31, 2004 from $81.4 million for the comparable period in 2003. Transaction fees, as a percentage of consolidated revenues, decreased to 83.9% for the year ended December 31, 2004 from 86.9% for the comparable period in 2003.

Transaction fees generated in our futures business segment increased $5.5 million, or 13.9%, to $45.5 million for the year ended December 31, 2004 from $40.0 million for the comparable period in 2003, while declining slightly as a percentage of consolidated revenues to 42.0% for the year ended December 31, 2004 from 42.6% for the comparable period in 2003. The absolute increase in transaction fees was primarily due to increased trading volumes and an increase in the pounds sterling to U.S. dollar exchange rate, partially offset by $2.3 million in fees rebated in November and December 2004 as part of our rebate program for IPE Brent Crude futures contracts traded electronically. Volumes in our futures business segment increased 6.6%, to 35.5 million contracts traded for the year ended December 31, 2004 from 33.3 million contracts traded for the comparable period in 2003. The average exchange rate of pounds sterling to the U.S. dollar increased 12.0%, to 1.8296 for the year ended December 31, 2004 from 1.6341 for the comparable period in 2003.

Transaction fees generated in our OTC business segment increased $3.9 million, or 9.5%, to $45.4 million for the year ended December 31, 2004 from $41.5 million for the comparable period in 2003, primarily due to increased trading volumes, which was partially offset by a reduction in our order flow shortfall payments. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 41.9% for the year ended December 31, 2004 from 44.2% for the comparable period in 2003. The number of transactions or trades executed in our OTC business segment increased by 55.1% to 1,061,629 trades for the year ended December 31, 2004 from 684,495 trades for the comparable period in 2003. The increase in trades was partially offset by a 17.9% decrease in the average revenues per transaction for the year ended December 31, 2004 as compared to the comparable period in 2003. The decline in average revenues per transaction was due in part to an increased number of lower volume transactions, primarily as a result of newer market participants generally trading in smaller contract sizes, and a change in the mix of contracts traded, with a larger number of contracts traded related to commodities with lower commission rates. Increased volumes in our OTC business segment were primarily due to increased trading volumes in North American natural gas and power markets as a result of the availability of cleared OTC contracts and the improvement in credit quality in the merchant energy sector, as well as increased liquidity brought by new market participants. Transaction fees generated by trading in North American natural gas contracts increased $12.2 million, or 72.7%, to $29.0 million for the year ended December 31, 2004 from $16.8 million for the comparable period in 2003. In addition, transaction fees generated by trading in North American power contracts increased $3.7 million, or 64.9%, to $9.5 million for the year ended December 31, 2004 from $5.7 million for the comparable period in 2003. The continued growth in trading volumes in cleared OTC contracts can be attributed to the following trends:

•	The use of cleared OTC contracts eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. We believe that the introduction of cleared contracts has facilitated trading by market participants that otherwise would not have engaged in trading in energy derivatives.

•	The increase in participants in the markets for energy commodities trading has increased overall liquidity in our markets, particularly the liquidity of cleared North American natural gas and power contracts.

The increase in transaction fees generated by trading in OTC North American natural gas and power contracts was partially offset by a decrease in transaction fees generated by our OTC global oil contracts. Transaction fees derived from trading in global oil contracts decreased $4.8 million, or 54.8%, to $4.0 million for the year ended December 31, 2004 from $8.8 million for the comparable period in 2003. This decrease is attributable to several factors, including the expiration of order flow agreements in late 2002, the effect of which manifested itself in 2003 and 2004, entrenched competition in the OTC oil market and, to a lesser extent, limited sales and marketing resources committed to this market relative to that in our natural gas and power markets.

Revenues derived from order flow shortfall payments in our OTC business segment decreased $6.0 million, or 84.9%, to $1.1 million for the year ended December 31, 2004 from $7.1 million for the comparable period in 2003. This decrease was due to a $6.4 million shortfall payment recognized from the Gas and Power Firms for the year ended December 31, 2003, partially offset by an increase of $365,000 in the 2004 European gas shortfall payments as compared to 2003 European gas shortfall payments. Consolidated order flow shortfall payments, as a percentage of consolidated revenues, decreased to 1.0% for the year ended December 31, 2004 from 7.6% for the comparable period in 2003. These agreements are no longer in effect.

Revenues derived from electronic trade confirmation fees in our OTC business segment increased 378.3% from the year ended December 31, 2003 to the year ended December 31, 2004. During the year ended December 31, 2004, 199,290 trades were matched through our electronic trade confirmation service, compared to 64,383 trades for the comparable period in 2003. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, increased to 0.7% for the year ended December 31, 2004 from 0.2% for the comparable period in 2003.

Market Data Fees

Consolidated market data fees increased $1.9 million, or 25.2%, to $9.7 million for the year ended December 31, 2004 from $7.7 million for the comparable period in 2003. This increase was primarily due to increased market data fees in our OTC markets related to fees from ICE Data view only screen access and end of day reports, which we introduced in November 2002. The number of companies that subscribe for ICE Data view only screen access increased to 200 as of December 31, 2004 from 185 as of December 31, 2003. We also continued to enroll new monthly subscribers for these services within these companies. In March 2004, we also launched a data service known as market price validation, which provides monthly price validation curves, and 21 companies subscribed to this service as of December 31, 2004. Consolidated market data fees, as a percentage of consolidated revenues, increased to 8.9% for the year ended December 31, 2004 from 8.3% for the comparable period in 2003.

Other Revenues

Consolidated other revenues increased $3.2 million to $7.8 million for the year ended December 31, 2004 from $4.6 million for the comparable period in 2003. This increase was primarily due to increased trading access fees, increased licensing, service and technology development fees charged to the Chicago Climate Exchange and increased communication charges in our futures business segment. Trading access fees increased primarily due to the growth in monthly minimum commission fees received in our OTC business segment. The monthly weighted-average number of participants required to pay monthly minimum commission fees increased to 212 for the year ended December 31, 2004 from 143 for the comparable period in 2003. We continued to increase both the number of participants subject to monthly minimum commission fees as well as the number of users accessing the platform at these participants. During the years ended December 31, 2004 and 2003, we received $2.3 million and $1.7 million, respectively, in monthly minimum commission fees in our OTC business segment and $1.2 million and $762,000, respectively, in membership subscriptions and system user fees in our futures business segment. Consolidated other revenues, as a percentage of consolidated revenues, increased to 7.2% for the year ended December 31, 2004 from 4.9% for the comparable period in 2003.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $3.8 million, or 14.6%, to $30.1 million for the year ended December 31, 2004 from $26.2 million for the comparable period in 2003. This increase was primarily due to the increase in our employee headcount and an increase in our discretionary bonus payments. Our discretionary bonus payments increased primarily due to improved operating results in 2004 as compared to 2003 and an increased number of employees receiving a bonus in 2004. As of December 31, 2004, we had 200 employees, compared to 186 employees as of December 31, 2003. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 27.7% for the year ended December 31, 2004 from 28.0% for the comparable period in 2003.

Professional Services

Consolidated professional services expenses decreased $754,000, or 5.8%, to $12.3 million for the year ended December 31, 2004 from $13.1 million for the comparable period in 2003. This decrease was primarily due to the renegotiation of a major vendor consulting contract in 2004 that substantially reduced fees incurred in our futures business segment, as well as to the replacement of contractors with permanent staff over the course of 2004. These reduced professional services expenses were partially offset by an increase in legal fees primarily related to litigation with NYMEX and EBS. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 11.4% for the year ended December 31, 2004 from 13.9% for the comparable period in 2003.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $425,000, or 2.6%, to $16.6 million for the year ended December 31, 2004 from $16.2 million for the comparable period in 2003. This increase was due to the market-maker program that we initiated during 2004, partially offset by a decrease in cost of hosting expenses, which was primarily due to reduced costs associated with our move to an Internet-based platform from a private network connection in early 2003. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 15.3% for the year ended December 31, 2004 from 17.3% for the comparable period in 2003.

Depreciation and Amortization

Consolidated depreciation and amortization expenses decreased $2.3 million, or 12.0%, to $17.0 million for the year ended December 31, 2004 from $19.3 million for the comparable period in 2003. This decrease was due to certain property and equipment purchased in 2000 and 2001 with estimated useful lives of three years becoming fully depreciated over the course of 2003 and 2004, as well as to our decision to extend the useful lives of certain of our property and equipment during 2004. In the first quarter of 2004, we extended the remaining estimated useful lives of various computer hardware property and equipment to December 2005. The majority of these assets had estimated useful lives that ended in March 2005. The decision to increase the estimated useful lives of these assets was based on internal analysis that indicated that the useful lives of these assets would extend beyond the original estimate of three years. The original three-year life was based on information available in 2002. However, given our limited operating history, the information available in 2002 did not include prior experience of the useful lives of this property and equipment to include in our initial estimate. The change in estimated useful lives had the impact of delaying the recognition of $676,000 of depreciation expense from 2004 to 2005. We will continue to review the remaining estimated useful lives of our property and equipment and will make adjustments whenever events or changes in circumstances indicate that the remaining useful life of an asset has changed. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 15.7% for the year ended December 31, 2004 from 20.6% for the comparable period in 2003.

Other Income (Expense)

Consolidated other income increased $380,000, or 40.1%, to $1.3 million for the year ended December 31, 2004 from $948,000 for the comparable period in 2003. This increase primarily related to an increase of $1.2 million in interest income, partially offset by an increase of $754,000 in foreign currency transaction losses. The increase in interest income was primarily due to the increase in the cash balances in 2004 compared to 2003, as well as to our cash earning a higher return during the year ended December 31, 2004 compared to the comparable period in 2003. The average monthly ending cash balance for the year ended December 31, 2004, including cash and cash equivalents, short-term investments, restricted cash and restricted short-term investments, was $100.7 million, compared to $78.4 million for the comparable period in 2003. Our average interest rate for the year ended December 31, 2004 was 2.9%, compared to 2.2% for the comparable period in 2003.

The foreign currency transaction losses primarily related to the revaluation of the U.S. dollar cash balances held by our foreign subsidiaries due to the increase in the period-end foreign currency exchange rates during 2004. The functional currency of our foreign subsidiaries is pounds sterling. Foreign currency transaction losses increased to $1.4 million for the year ended December 31, 2004 from $644,000 for the comparable period in 2003. The year-end foreign currency exchange rate of pounds sterling to the U.S. dollar increased 7.4% to 1.9160 as of December 31, 2004 from 1.7846 as of December 31, 2003. As of December 31, 2004, our foreign subsidiaries held $20.6 million in U.S. dollar denominated cash balances, compared to $4.7 million as of December 31, 2003.

Income Taxes

Consolidated tax expense increased $5.3 million, or 81.4%, to $11.8 million for the year ended December 31, 2004 from $6.5 million for the comparable period in 2003 primarily due to the increase in our pre-tax income. Our effective tax rate increased to 34.9% for the year ended December 31, 2004 from 32.7% for the comparable period in 2003. The effective tax rates for the years ended December 31, 2003 and 2004 are lower than the statutory rate primarily due to the impact of federal and state research and development tax credits. The increase in the effective tax rate from the year ended December 31, 2003 to the year ended December 31, 2004 was primarily due to lower tax credits taken during the year ended December 31, 2004 and higher state income taxes for the year ended December 31, 2004.

Quarterly Results of Operations

The following table sets forth quarterly unaudited condensed consolidated statements of income (loss) for the periods presented. We believe that this data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. This unaudited condensed consolidated quarterly data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results for any quarter do not necessarily indicate the results expected for any future period.

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005(1)	2005(2)	2005	2004	2004	2004	2004
	(In thousands)

Revenues:
Transaction fees, net:
Futures:
Brent Crude futures	$10,715	$11,731	$10,390	$8,498	$8,511	$8,824	$8,563	$8,365
Other futures products and options	4,504	4,312	3,480	3,560	3,535	3,303	3,160	3,500
Two month fee rebate program	—	—	—	—	(2,261)	—	—	—
OTC:
North American natural gas	16,566	18,466	14,008	10,871	8,913	8,620	6,622	4,891
North American power	3,734	5,177	4,287	3,246	2,835	2,801	2,242	1,584
Global oil	287	509	400	436	758	915	954	1,372
Other commodities markets	—	28	75	116	247	244	291	260
Electronic trade confirmation services	390	437	395	358	264	239	166	120
Order flow agreements shortfall payments	—	—	—	—	272	265	263	268
Market data fees	3,121	2,997	2,800	2,686	2,678	2,501	2,382	2,130
Other	1,945	1,588	1,695	2,057	2,744	1,735	1,615	1,723

Total revenues	41,262	45,245	37,530	31,828	28,496	29,447	26,258	24,213

Operating expenses:
Compensation and benefits	9,938	9,416	8,513	7,886	8,401	8,455	6,674	6,544
Professional services	1,950	2,424	2,551	3,199	2,750	3,059	3,849	2,654
Selling, general and administrative	4,811	4,870	4,828	4,377	4,515	4,138	3,900	4,057
Floor closure costs(2)	—	—	4,814	—	—	—	—	—
Settlement expense(2)	—	—	15,000	—	—	—	—	—
Depreciation and amortization	3,655	3,673	3,797	3,958	4,776	4,078	4,090	4,080

Total operating expenses	20,354	20,383	39,503	19,420	20,442	19,730	18,513	17,335

Operating income (loss)	20,908	24,862	(1,973)	12,408	8,054	9,717	7,745	6,878
Other income (expense), net	911	714	1,173	992	(589)	895	679	343
Income tax expense (benefit)	6,959	8,755	(659)	4,530	2,626	3,561	2,987	2,599

Net income (loss)(2)	$14,860	$16,821	$(141)	$8,870	$4,839	$7,051	$5,437	$4,622

(1)	The increase in the quarter ended September 30, 2005 revenues and net income is due in part to increased trading volume relating to extreme weather conditions, including two major hurricanes in the United States.

(2)	The financial results for the three months ended June 30, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London, and a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding these charges, net of taxes, our net income for the three months ended June 30, 2005 would have been $12.6 million. See “ — Non-GAAP Financial Measures”.

Liquidity and Capital Resources

Since our inception on May 11, 2000, we have financed our operations, growth and cash needs primarily through income from operations, borrowings under our related-party loan agreement and borrowings under our revolving credit facility. Our principal capital requirements have been to fund:

•	capital expenditures;

•	working capital;

•	strategic acquisitions; and

•	marketing and development of our electronic platform.

We may need to incur additional debt or issue additional equity to make strategic acquisitions or investments in the future.

Cash and Cash Equivalents, Short-term Investments, Restricted Cash and Restricted Short-Term Investments

We had consolidated cash and cash equivalents of $20.0 million and $61.2 million as of December 31, 2005 and 2004, respectively. We had $111.2 million and $5.7 million in short-term investments as of December 31, 2005 and 2004, respectively, $2.3 million in long-term investments as of December 31, 2005, and $12.6 million and $18.4 million in restricted cash as of December 31, 2005 and 2004, respectively. We consider all short-term, highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted cash.

We invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities and municipal bonds through a third-party asset management company. We also invest a portion of our cash in excess of short-term operating needs in U.S. AAA rated 28-day Auction Rate Securities, or ARS. We classify these investments as available-for-sale in accordance with Statement of Financial Accounting Standards, or SFAS, 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale investments are carried at their fair values with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. We do not have any investments classified as held-to-maturity or trading.

In July 2005, we entered into an agreement with a third-party asset management company to manage our cash over a predetermined operating cash threshold for an agreed upon fee. The agreement specifies our investment objectives, as well as guidelines for and restrictions on investments. The investment objectives are to maximize income, preserve principal value, invest in high-quality investment grade securities and to maintain adequate liquidity to meet account demands. The investments guidelines limit the types of investments that the third party asset management company can enter into based on pre-approved guidelines relating to types of securities, amount of investments and maturity.

ARS are long-term instruments whose interest rates or dividends are reset frequently, usually every seven to 49 days. The reset mechanism occurs via a Dutch auction, wherein purchasers and sellers submit their orders for ARS to registered broker-dealers. The highest bid that clears the auction is the interest rate or dividend applied to the entire issue until the next auction date. While there is no guarantee that a sell order will be filled, it is rare for it not to be filled due to the high credit quality of the ARS. Even though we only purchase 28-day auction rate issues, we are required to classify these securities as short-term investments instead of cash and cash equivalents as the original maturity of the ARS is in excess of three months. The ARS investments are classified as current assets based on our intent and ability to use these investments as necessary for short-term requirements. We had ARS investments of $38.5 million and $5.7 million as of December 31, 2005 and 2004, respectively, and our ARS investments are presented as short-term investments on our consolidated balance sheets.

We had $10.9 million and $12.4 million in restricted cash held at ICE Futures as of December 31, 2005 and 2004, respectively. The Financial Services Authority requires ICE Futures, as a Recognized Investment Exchange, to restrict the use of the equivalent of six months’ operating expenditures in cash or cash equivalents at all times. Our subsidiary, ICE Markets Limited, or ICE Markets, is authorized and regulated by the Financial Services Authority as an arranger of deals in investments and as an agency broker. The Financial Services Authority requires ICE Markets to maintain a minimum level of financial resources, which is calculated annually on the basis of 25% of the relevant annual expenditures, adjusted for any illiquid assets. As of December 31, 2005 and 2004, we had $1.7 million and $1.0 million, respectively, in restricted cash held at ICE Markets.

In June 2001, when we acquired ICE Futures (formerly known as the International Petroleum Exchange), $24.0 million of cash collateral was pledged by certain shareholders to secure a letter of credit issued to support our redemption obligations in respect of our Class B redeemable common stock, which we issued as a portion of our payment to the sellers. This cash was held in a facility that was controlled by our shareholders and originally was not reflected in our consolidated financial statements. In January 2003, the FASB issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We adopted FIN 46 in November 2003. Given our ability to receive all of the variable interest entity’s expected residual losses and returns, we were considered the primary beneficiary under FIN 46 and we were required to consolidate the entity. The result of the adoption of FIN 46 and the consolidation of the variable interest entity was to increase restricted short-term investments by $24.0 million and to increase additional paid-in capital by $24.0 million in 2003. In November 2004, in connection with the redemption of our Class B redeemable common stock, the letter of credit was paid for the benefit of the holders of our Class B redeemable common stock and the $24.0 million was released to the letter of credit bank. We have no further obligation or interest in respect of this arrangement.

In November 2004, we entered into a $25.0 million revolving credit agreement with Wachovia Bank, National Association, or Wachovia, which was amended on October 18, 2005 to increase the amount we may borrow to an aggregate principal amount of up to $50.0 million. We were required to maintain a $5.0 million money market account with Wachovia until we had transferred our primary domestic and international deposit accounts to Wachovia. As of December 31, 2004, this $5.0 million balance was reflected as restricted cash. In June 2005, we transferred our accounts to Wachovia. We are no longer required to maintain a money market account, and as of December 31, 2005, the balance is no longer reflected as restricted cash.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Year Ended December 31,
	2005	2003	2002
	(In thousands)

Net cash provided by (used in):
Operating activities	$49,812	$40,161	$27,093
Investing activities	(117,120)	(4,777)	(18,131)
Financing activities	30,329	(20,324)	(1,324)
Effect of exchange rate changes	(4,218)	1,226	3,648

Net increase (decrease) in cash and cash equivalents	$(41,197)	$16,286	$11,286

Operating Activities

Consolidated net cash provided by operating activities was $49.8 million, $40.2 million and $27.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $9.7 million increase in net cash provided by operating activities for the year ended December 31, 2005 from the comparable period in 2004 is primarily due to the $13.6 million increase in the OTC business segment’s net income and the $4.1 million increase in the futures business segment’s net income for the year ended December 31, 2005 from the comparable period in 2004. The $13.1 million increase in net cash provided by operating activities for the year ended December 31, 2004 from the comparable period in 2003 is primarily due to the $6.7 million increase in the OTC business segment’s net income for the year ended December 31, 2004 from the comparable period in 2003, the $1.7 million increase in the futures business segment’s net income and the net increases in accrued salaries and benefits and other accrued liabilities for the same period.

Investing Activities

Consolidated net cash used in investing activities was $117.1 million, $4.8 million and $18.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. These activities primarily relate to sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had a net (increase) decrease in investments classified as available-for-sale of ($107.8 million), $6.5 million and ($7.9 million) for the years ended December 31, 2005, 2004 and 2003, respectively, and a net decrease (increase) in restricted cash of $4.4 million, ($4.7 million) and ($2.8 million), respectively, due to changes in the restricted cash balances between periods. We incurred capitalized software development costs of $5.1 million, $4.8 million and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. We had additional capital expenditures of $8.6 million, $1.7 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Financing Activities

Consolidated net cash provided by (used in) financing activities was $30.3 million, ($20.3 million) and ($1.3 million) for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in consolidated net cash provided by financing activities for the year ended December 31, 2005 primarily relates to the $55.1 million in net proceeds received from the issuance of our common stock in the initial public offering in November 2005, partially offset by the repayment of our $25.0 million revolving credit facility. Consolidated net cash used in financing activities for the year ended December 31, 2004 primarily relates to

$43.5 million paid in connection with the redemption of the Class B redeemable common stock, partially offset by $25.0 million in cash drawn down under our revolving credit facility. We also had payments on capital lease obligations, primarily related to computer and network equipment, of $482,000, $1.6 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Loan Agreements

We entered into our revolving credit agreement with Wachovia on November 17, 2004. Under this agreement, we may borrow an aggregate principal amount of up to $25.0 million at any time through November 17, 2006. The facility includes an unused line fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable on a quarterly basis, which as of December 31, 2005 was 0.15%.

On October 18, 2005, we entered into an amendment to the Wachovia revolving credit facility. Under the amended Wachovia revolving credit facility, we may borrow an aggregate principal amount of up to $50.0 million at any time through November 17, 2007. As consideration for this change, we paid an amendment fee to Wachovia of $175,000.

Loans under the Wachovia facility bear interest on the principal amounts outstanding at LIBOR plus an applicable margin rate, which was 0.95% and 0.85% as of December 31, 2005 and 2004, respectively. We have the option to select the interest rate and interest period applicable to any loans at the time of borrowing, which can be either a daily LIBOR market index loan or a LIBOR rate loan with a period of one, three or six months. Interest on each LIBOR market index loans is payable monthly and the interest on the LIBOR rate loans is payable on the last day of each interest period generally.

On November 23, 2004, we borrowed the entire $25.0 million available under the Wachovia facility to fund a portion of the $67.5 million redemption of our Class B redeemable common stock. As of December 31, 2004, $13.0 million was held in a six-month LIBOR rate loan with a locked in interest rate, including the applicable margin rate, of 3.40%. The remaining balance of $12.0 million was held in a daily LIBOR market index loan with an interest rate at December 31, 2004, including the applicable margin rate, of 3.25%. The $12.0 million LIBOR market index loan was repaid in January 2005 and the remaining $13.0 million outstanding balance was repaid in November 2005.

The facility also contains affirmative and negative covenants including, but not limited to, cash flow leverage ratios, minimum tangible net worth ratios and limitations or approvals needed from Wachovia for acquisitions, external debt and other fundamental changes to our business. We historically have been and are currently in compliance with the financial covenants of our credit facility.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the expansion of sales and marketing activities, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make capital expenditures ranging between an aggregate of $15.0 million and $20.0 million in 2006 and 2007 to support the continued expansion of our futures, OTC and market data businesses. We expect that these expenditures will focus on the further expansion of our electronic futures and OTC participant base, the expansion of distribution opportunities via the possible acquisition of existing businesses, the addition of products in our market data services business, and the provision of back office service systems as well as technical improvements to, and enhancements of, our existing systems, products and services. We expect our capitalized software development costs to remain relatively consistent with our 2005 software development costs.

We believe that cash flows from operations and the net proceeds of our November 2005 initial public offering will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2007. Our $50.0 million revolving credit agreement is currently the only agreement or arrangement that we have with third parties to provide us with sources of liquidity and capital resources. We currently have no borrowings under this revolving credit agreement. In the event that we consummate any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to help raise the necessary funds. We cannot assure you that we will be able to obtain any such financing on acceptable terms or at all.

Off-Balance Sheet Entities

We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2005:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Operating leases	$4,366	$2,149	$2,192	$25	$—
eSpeed licensing agreement(1)	2,000	2,000	—	—	—

Total contractual cash obligations	$6,366	$4,149	$2,192	$25	$—

(1)	The eSpeed licensing agreement also includes a quarterly royalty payment that is based on trading volume. The royalty payments were $1.5 million, $32,000 and $14,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining 2006 through February 2007 royalty payment estimates have not been included in the above estimates.

Non-GAAP Financial Measures

We provide adjusted net income, adjusted earnings per common share on adjusted net income and adjusted earnings per common share on net income as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to its financial condition and results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because the floor closure costs and the settlement expense described below do not reflect historical operating performance. While adjustments to the redeemable stock put described below have been recorded in prior years, they were recorded while the redeemable stock put remained outstanding, which was terminated in November 2005. These measures are not in accordance with, or an alternative to, GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto.

Our management uses adjusted net income and adjusted earnings per share as financial measures to evaluate the performance of our business. When viewed with our GAAP results and the accompanying reconciliation, we believe adjusted net income and adjusted earnings per share provides a more complete understanding of factors affecting our business than GAAP measures alone. Management uses adjusted net income and adjusted earnings per share to evaluate operating performance and management decisions made during the reporting period by excluding certain items that we believe have less significance on the day-to-day performance of our business. Our internal budgets are based on adjusted net income and adjusted earnings per share, and we communicate our adjusted net income and adjusted earnings per share to our board of directors. In addition, adjusted net income and adjusted earnings per share is among the criteria used in determining performance-based compensation. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted net income and adjusted earnings per share, to assess operating performance. Adjusted net income and adjusted earnings per share may be helpful in more clearly highlighting trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since adjusted net income and adjusted earnings per share eliminates from our results specific financial items that have less bearing on our operating performance.

Adjusted Net Income

Adjusted net income is calculated by adding net income and two nonrecurring items, floor closure costs and settlement expense, presented net of tax. We do not believe these items are representative of our future operating performance since both costs were incurred for specific reasons outside of historical operations. We consider floor closure costs a nonrecurring expense, since we no longer maintain an open-outcry trading floor due to our full transition to electronic futures trading. We believe that a settlement expense is an infrequent and unusual expense and is not representative of historical operating performance because we have not incurred a similar expense within the prior two years and do not expect it to recur within the next two years.

Adjusted Earnings Per Share — Redeemable Stock Put

Adjusted earnings per common share are calculated as (i) net income divided by the weighted average common shares outstanding and (ii) adjusted net income divided by the weighted average common shares outstanding. These calculations exclude the redemption adjustments relating to the redeemable stock put, which are used to determine the net income available to common shareholders. While the redemption adjustments to retained earnings have been recorded in prior periods, no further adjustments will be recorded following the termination of the redeemable stock put in connection with our initial public offering. As a result, we believe that it is appropriate to exclude this non-cash event to provide shareholders with an adjusted earnings per share calculation. We have no plans to issue a redeemable stock put in the future.

The impact of outstanding stock options are considered to be antidilutive in the calculation of diluted earnings per share when a net loss available to common shareholders is reported. Our outstanding stock options have not been included in the computation of diluted earnings per share in 2005 due to the $20.9 million net loss available to common shareholders as a result of the $61.3 million charged to retained earnings related to the redeemable stock put adjustments. Therefore, our diluted earnings per share are computed in the same manner as basic earnings per share in 2005. When the redeemable stock put adjustments are excluded from the calculation of earnings per share, the dilutive stock options need to be included in the calculation of dilutive earnings per share due to the resulting net income of $40.4 million in 2005.

The presentation below compares our operating performance for the current periods, as adjusted, to our normal operating performance in the comparable prior periods. The following table reconciles net income (loss) to adjusted net income, net loss available to common shareholders to net income, diluted weighted average common shares outstanding to adjusted diluted weighted average common shares outstanding, and calculates adjusted earnings per common share.

			Futures	OTC
	Consolidated		Segment	Segment	Consolidated
		Three Months
	Year Ended	Ended	Year Ended	Year Ended	Year Ended
	December 31,	June 30,	December 31,	December 31,	December 31,
	2005	2005	2005	2005	2003
	(In thousands, except per share amounts)

Net income (loss)	$40,410	$(141)	$17,838	$18,335
Add: Floor closure costs	4,814	4,814	4,814	—
Add: Settlement expense	15,000	15,000	—	15,000
Less: Effective tax rate benefit of floor closure costs and settlement expense	(7,119)	(7,119)	(1,685)	(5,434)

Adjusted net income	$53,105	$12,554	$20,967	$27,901

Net income (loss) available to common shareholders	$(20,909)				$19,987
Add: Redemption adjustments to redeemable stock put	61,319				(8,378)

Net income	$40,410				$11,609

Diluted weighted average common shares outstanding	53,218
Effect of dilutive stock options	1,230

Adjusted diluted weighted average common shares outstanding	54,448

Adjusted earnings per common share on adjusted net income:
Basic	$1.00

Adjusted diluted	$0.98

Adjusted earnings per common share on net income:
Basic	$0.76				$0.21

Adjusted diluted	$0.74				$0.21

Weighted average common shares outstanding:
Basic	53,218				54,329

Adjusted diluted	54,448				54,640

There were no redemption adjustments to the redeemable stock put during the year ended December 31, 2004.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We adopted SFAS No. 123(R) using the modified prospective method on January 1, 2006 and we will continue to use the Black-Scholes option pricing model.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R)cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Notes 2 and 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts may be in the future because they depend on, among other things, when employees exercise stock options. We did not recognize any tax deductions in excess of the recognized compensation cost for the years ended December 31, 2005, 2004 and 2003.

In December 2004, FASB Staff Position No. SFAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP SFAS 109-2”) was issued. FSP SFAS 109-2 provides guidance under SFAS 109, Accounting for Income Taxes (“SFAS No. 109”), for recording the potential impact of the repatriation provisions of the Jobs Act, enacted on October 22, 2004. The Jobs Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FSP SFAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP SFAS 109-2. We completed our evaluation and repatriation determination during 2005. See note 12 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We adopted this new pronouncement in our fourth quarter of fiscal 2005. The adoption of FIN 47 did not have an impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 Accounting Changes, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective as of January 1, 2006. We do not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. We adopted this new pronouncement in our fourth quarter of fiscal 2005. The adoption of FSP 115-1 did not have an impact on our consolidated financial statements.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where these policies materially affected our financial results. For a detailed discussion on the application of these and other accounting policies, see note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.

We evaluate our estimates and judgments on an ongoing basis, including those related to the accounting matters described below. We base our estimates and judgments on our historical experience and other factors that we believe to be reasonable under the circumstances existing when we make these estimates and judgments. Based on these factors, we make estimates and judgments about, among other things, the carrying values of assets and liabilities that are not readily apparent from market prices or other independent sources and about the recognition and characterization of our revenues and expenses. The values and results based on these estimates and judgments could differ significantly under different assumptions or conditions and could change materially in the future.

We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and could materially increase or decrease our reported results, assets and liabilities.

Goodwill and Other Identifiable Intangible Assets

We have significant intangible assets related to goodwill and other acquired intangibles. Our determination of related estimated useful lives of intangible assets and whether or not these assets are impaired requires us to make significant judgments. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances.

We periodically evaluate acquired intangible assets for indications of potential impairment. In assessing the recoverability of the goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. Future events could cause us to conclude that indications of impairment exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Our goodwill and other intangible assets are evaluated for impairment annually in our fiscal fourth quarter or earlier if events indicate that value may be impaired. Such evaluation includes comparing the fair value of a reporting unit with its carrying value and analyzing expected future discounted cash flows at the reporting unit level. The reporting unit level for our goodwill and the majority of our other intangible assets is the futures business segment, which relates to the operations of our subsidiary, ICE Futures. This analysis has not resulted in impairment through December 2005.

As of December 31, 2005, we had net goodwill of $74.0 million and net other intangible assets of $2.1 million relating to our acquisition of ICE Futures (formerly known as the International Petroleum Exchange) in 2001 and our purchase of trademarks and internet domain names from various third parties in 2003. SFAS No. 142, Goodwill and Other Intangible Assets, requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles with indefinite lives. Under the provisions of SFAS No. 142, we no longer amortize goodwill or other intangible assets with indefinite useful lives. We recognize specifically identifiable intangibles when a specific right or contract is acquired. These intangibles are amortized on a straight-line basis over the lesser of their contractual and estimated useful lives, which are estimated to be five years.

The goodwill and other intangible assets balances have increased since our acquisition of ICE Futures due to translation adjustments. Under SFAS No. 52, Foreign Currency Translation, following a business combination, the amounts allocated as of the acquisition date to the assets acquired and liabilities assumed, including goodwill and other intangible assets, should be translated as if the purchase adjustments were recorded directly on the books of the foreign subsidiary. The appreciation of pounds sterling relative to the U.S. dollar in 2004 and 2003 has increased our goodwill and other intangibles with a corresponding increase primarily to accumulated other comprehensive income. The decrease in pounds sterling relative to the U.S. dollar in 2005 has decreased our goodwill and other intangibles with a corresponding decrease primarily to accumulated other comprehensive income. The translation adjustments have also resulted in additional amortization expenses being recognized on the increase in the definite-lived other intangible assets since 2001.

Capitalized Software Development Costs

We capitalize costs related to the development of software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $5.1 million, $4.8 million and $5.2 million during the years ended December 31, 2005, 2004 and 2003, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

We review our capitalized software development costs and our other long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of our long-lived assets should be assessed. We also write down our property and equipment, including computers, network equipment, and software, for estimated obsolescence. Our judgments about impairment are based in part on subjective assessments of the usefulness of the relevant software and may differ from comparable assessments made by others. We have not recorded any impairment charges since our formation. To analyze recoverability, we estimate undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. We believe that our capitalized software development costs and our other long-lived assets are appropriately valued in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Foreign Currency

We currently generate a significant portion of our revenues and net income and corresponding accounts receivable and cash through sales denominated in pounds sterling. As of December 31, 2005, $35.9 million of our cash and cash equivalents, short-term and long-term investments, and restricted cash, $5.1 million of our accounts receivable, $75.8 million of our goodwill and other intangible assets and $113.1 million of our total net assets were denominated in pounds sterling. The foreign currency gains and losses on these pounds sterling net assets are currently significant to us, and we have determined that foreign currency derivative products are required at times to hedge our exposure. If there were a significant decline in the pounds sterling exchange rate, our net assets would be less than the current reported amount. A decline in the exchange rate of pounds sterling to the U.S. dollar of 10% from the rate as of December 31, 2005 would result in a translation loss of $12.7 million that would be recorded as a foreign currency translation adjustment as a component of other comprehensive income.

The functional currency of our U.K. subsidiaries is pounds sterling. We translate these assets and liabilities into U.S. dollars using period-end exchange rates, and income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity. As of December 31, 2005 and 2004, the accumulated other comprehensive income translation was $21.3 million and $37.0 million, respectively. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables or cash accounts of our foreign subsidiaries held in U.S. dollars, are included in other income (expense) in the consolidated statements of income and resulted in net foreign currency transaction gains (losses) of $1.5 million, ($1.4 million) and ($644,000) for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2004 and 2003, we entered into hedging transactions to help mitigate our foreign exchange exposure. During 2004 and 2003, we entered into forward exchange contracts as hedges to protect the net investment in our foreign subsidiaries. As a matter of policy, our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high negative correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. Our currency derivatives are generally straightforward over-the-counter instruments with liquid markets. We do not hold or issue any derivative financial instruments for trading purposes. In accordance with SFAS No. 133, we are required to recognize all derivative financial instruments as either assets or liabilities in our consolidated balance sheets at fair value. The effective portion of any gain or loss on these derivative financial instruments, which have been designated as a hedge of a net investment in foreign operations, are reflected in accumulated other comprehensive income. Any ineffective portion of any gain or loss on these derivative financial instruments are immediately recognized in earnings. As of December 31, 2005 and 2004, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from hedging derivatives account balance was a net loss of $2.5 million.

When entered into, we formally designate and document the derivative financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. We formally assess, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instruments and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are offset by changes in the fair value or cash flows of the underlying exposures being hedged.

The counterparties with whom we trade foreign exchange contracts are major U.S. and international financial institutions, including one that is a related party. We continually monitor our position with and the credit quality of the financial institutions and do not expect nonperformance by any of the counterparties.

We will continue to offer additional products in the United Kingdom and in other countries in Europe, which will increase our foreign currency exposure as these sales and receivables will be denominated in the functional currency of our foreign subsidiaries.

Stock Option Valuation

We have historically issued one large stock option grant during the fourth quarter of each year and have on occasion issued smaller stock option grants during the year, primarily for new employees. Prior to our November 2005 initial public offering of common stock, an independent valuation was performed immediately prior to the fourth quarter stock option grant to assist our compensation committee in determining the fair market value of our common stock. The independent valuation included a discounted cash flow analysis and a guideline company valuation multiple analysis primarily based on financial projections provided by us to the independent party. The independent valuation provided a relevant range of fair value per share. Our compensation committee then determined a fair value per share amount that was within the relevant range, based on information provided in the valuation and based on market conditions. The fair market value of our common stock was reviewed throughout the year for the valuation of the smaller stock option grants based on various factors, including our financial performance, updated financial projections, market conditions and any independent sales of our common stock by existing shareholders since the date of the last independent valuation. If our financial performance was consistent with our projections, if our financial projections and market conditions had not changed and if any independent sales of our common stock were consistent with the latest independent valuation, then a contemporaneous valuation was not performed at the time of the smaller stock option grants. However, if one of these variables indicates that the fair market value of our common stock had increased since the last independent valuation, then we would have conducted a contemporaneous valuation performed at the time of these smaller stock option grants. Beginning in the fourth quarter 2005, fair market values of the Company’s common stock are now determined using readily available market prices of our publicly traded stock from market sources.

Our compensation committee received an independent valuation in August 2004 to help it determine the $8.00 per share fair market value for the stock options we granted in the fourth quarter of 2004. The $8.00 per share price was at the top end of the range provided by the independent valuation. No stock options were granted during the first three quarters of 2004. There were two large independent sales of our Class A common stock, Series 2 during the fourth quarter of 2004 and the first quarter of 2005 representing 8.7% of the total outstanding Class A common stock, Series 2. Both of these independent stock sales were at a price less than the $8.00 per share fair market value as determined by our compensation committee for the exercise price of the stock option grants during 2004 and during the month of January 2005. Our compensation committee received an independent valuation in October 2005 to help it determine the $17.40 per share fair market value of our common stock as of September 30, 2005, which was at the top end of the range provided by the independent valuation.

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash, long-term investments and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, and restricted cash. As of December 31, 2005 and 2004, our cash and cash equivalents, short-term and long-term investments and restricted cash, were $146.1 million and $85.3 million, respectively, of which $35.9 million and $46.0 million, respectively, were denominated in pounds sterling. The remaining investments are denominated in U.S. dollars. In general, our investments in the United Kingdom earn interest at a higher rate than in the United States. Due to the conservative nature of our investment portfolio, which is structured with a focus on capital preservation, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk

We have had significant operations in the United Kingdom since our acquisition in 2001 of ICE Futures (formerly known as the International Petroleum Exchange). The revenues, expenses and financial results of

ICE Futures and other U.K. subsidiaries are denominated in pounds sterling. Pounds sterling is the functional currency of our U.K. subsidiaries. We have foreign currency translation risk equal to our net investment in our subsidiaries. The financial statements of our U.K. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of December 31, 2005 and 2004, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $21.3 million and $37.0 million, respectively. The year-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.7846 as of December 31, 2003, to 1.9160 as of December 31, 2004. The foreign currency exchange rate decreased to 1.7188 as of December 31, 2005.

We also have foreign currency transaction risk related to the settlement of foreign receivables or payables that occur through our electronic platform, including for our OTC European gas and power markets, which are paid in pounds sterling, and for our foreign subsidiaries’ cash accounts held in U.S. dollars. We had foreign currency transaction gains (losses) of $1.5 million, ($1.4 million) and ($644,000) for the years ended December 31, 2005, 2004 and 2003, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.6341 for the year ended December 31, 2003 to 1.8296 for the year ended December 31, 2004, and then decreased to 1.8128 for the year ended December 31, 2005.

We generate a significant portion of our revenues from sales to participants located outside of the United States, principally in the United Kingdom. Of our consolidated revenues, 38.3%, 46.1% and 47.1% were denominated in pounds sterling for the years ended December 31, 2005, 2004 and 2003, respectively. Of our consolidated operating expenses, 48.1%, 44.4%, and 40.0% were denominated in pounds sterling for the years ended December 31, 2005, 2004 and 2003, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.

All other sales in our business are denominated in U.S. dollars, including all sales of our market data business segment. Our U.K. operations in some instances function as a natural hedge because most U.K. revenues and operating expenses are denominated in pounds sterling. We acquired ICE Futures (formerly known as the International Petroleum Exchange) in June 2001 and we formed four wholly-owned U.K. subsidiary companies during 2003. We also began to offer trading in the OTC European gas commodities market in December 2001 and in the OTC European power commodities market in May 2002. As a result, to date, our exposure to foreign currency exchange risk has increased. This exposure will continue to increase as we expand and introduce additional international products on our electronic platform. The effect of an immediate 10% decline in exchange rates would result in a translation adjustment loss of $12.7 million which would be recorded as a foreign currency translation adjustment as a component of other comprehensive income, as of December 31, 2005.

We have historically entered into hedging transactions to help mitigate our foreign exchange risk exposure. During 2004 and 2003, we entered into foreign currency hedging activities primarily to protect our net investment in our foreign subsidiaries. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we are required to recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The effective portion of any gain or loss on these derivative financial instruments, which have been designated as a hedge of a net investment in foreign operations, are reflected in accumulated other comprehensive income. Any ineffective portion of any gain or loss on these derivative financial instruments is recognized in earnings. We do not hold or issue any derivative financial instruments for trading purposes.

Impact of Inflation

We have not been adversely affected by inflation as technological advances and competition have generally caused prices for the hardware and software that we use for our electronic platform to remain constant or to decline. In the event of inflation, we believe that we will be able to pass on any price increases to our participants, as the prices that we charge are not governed by long-term contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
IntercontinentalExchange, Inc.

We have audited the accompanying consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Atlanta, Georgia
March 3, 2006

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$20,002	$61,199
Restricted cash	12,578	18,421
Short-term investments	111,181	5,700
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $261 and $171 at December 31, 2005 and 2004, respectively	13,000	8,123
Related-parties	1,773	1,485
Current deferred tax asset, net	—	426
Prepaid expenses and other current assets	5,481	4,688

Total current assets	164,015	100,042

Property and equipment, net	20,348	19,364

Other noncurrent assets:
Goodwill, net	73,967	82,454
Other intangible assets, net	2,087	3,621
Long-term investments	2,296	—
Other noncurrent assets	3,057	2,037

Total other noncurrent assets	81,407	88,112

Total assets	$265,770	$207,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,697	$829
Accrued salaries and benefits	8,916	7,145
Accrued liabilities (including $197 and $1,307 to a related-party at December 31, 2005 and 2004, respectively)	5,396	6,431
Income taxes payable	8,512	6,000
Current portion of revolving credit facility	—	12,000
Current portion of obligations under capital leases	—	482
Current deferred tax liability, net	676	—
Deferred revenue	1,197	1,553

Total current liabilities	26,394	34,440

Noncurrent liabilities:
Long-term portion of revolving credit facility	—	13,000
Noncurrent deferred tax liability, net	5,450	9,093
Other noncurrent liabilities	1,303	1,254

Total noncurrent liabilities	6,753	23,347

Total liabilities	33,147	57,787

Commitments and contingencies
Redeemable stock put	—	17,582

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 18,400 shares issued and outstanding at December 31, 2005; no shares issued and outstanding at December 31, 2004	184	—
Class A common stock, Series 1, $.01 par value; 5,725 shares authorized; 2,863 shares issued and outstanding at December 31, 2005 and 2004	29	29
Class A common stock, Series 2, $.01 par value; 75,000 shares authorized; 35,782 and 51,537 shares issued at December 31, 2005 and 2004, respectively; 34,248 and 50,003 shares outstanding at December 31, 2005 and 2004, respectively	358	515
Treasury stock, at cost; 1,534 Class A common shares, Series 2	(5,541)	(5,541)
Additional paid-in capital	177,602	39,886
Deferred stock compensation	(6,899)	(6,087)
Retained earnings	47,911	68,820
Accumulated other comprehensive income	18,979	34,527

Total shareholders’ equity	232,623	132,149

Total liabilities and shareholders’ equity	$265,770	$207,518

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Transaction fees, net (including $15,411, $10,861 and $11,556 with related-parties in 2005, 2004 and 2003, respectively)	$136,976	$90,906	$81,434
Market data fees (including $198 and $178 with related-parties in 2005 and 2004, respectively)	11,604	9,691	7,742
Other (including $1,934, $2,168 and $605 with related-parties in 2005, 2004 and 2003, respectively)	7,285	7,817	4,570

Total revenues	155,865	108,414	93,746

Operating expenses:
Compensation and benefits	35,753	30,074	26,236
Professional services	10,124	12,312	13,066
Selling, general and administrative	18,886	16,610	16,185
Floor closure costs	4,814	—	—
Settlement expense	15,000	—	—
Depreciation and amortization	15,083	17,024	19,341

Total operating expenses	99,660	76,020	74,828

Operating income	56,205	32,394	18,918

Other income (expense):
Interest income	3,090	2,885	1,694
Interest expense	(613)	(137)	(80)
Other income (expense), net	1,313	(1,420)	(666)

Total other income, net	3,790	1,328	948

Income before income taxes	59,995	33,722	19,866
Income tax expense	19,585	11,773	6,489

Net income	$40,410	$21,949	$13,377

Redemption adjustments to redeemable stock put	(61,319)	—	8,378
Deduction for accretion of Class B redeemable common stock	—	—	(1,768)

Net income (loss) available to common shareholders	$(20,909)	$21,949	$19,987

Earnings (loss) per common share:
Basic	$(0.39)	$0.42	$0.37

Diluted	$(0.39)	$0.41	$0.37

Weighted average common shares outstanding:
Basic	53,218	52,865	54,329

Diluted	53,218	53,062	54,640

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

												Accumulated Other
			Class A									Comprehensive Income
			Common		Class A							Net Unrealized Gain (Loss) from
	Common		Stock,		Common Stock,				Additional	Deferred		Foreign	Available-		Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Hedging	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Securities	Derivatives	Equity

Balance, January 1, 2003	—	$—	2,863	$29	51,532	$515	—	$—	$9,372	$—	$26,884	$13,221	$—	$—	$50,021
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	13,129	—	(441)	12,688
Exercise of common stock options	—	—	—	—	2	—	—	—	24	—	—	—	—	—	24
Treasury shares received for order flow shortfall	—	—	—	—	—	—	(1,676)	(6,053)	—	—	—	—	—	—	(6,053)
Issuance of Class A common stock, Series 2	—	—	—	—	—	—	142	512	10	—	—	—	—	—	522
Issuance of restricted stock	—	—	—	—	—	—	—	—	39	(39)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	5	—	—	—	—	5
Consolidation of variable interest entity	—	—	—	—	—	—	—	—	24,000	—	—	—	—	—	24,000
Accretion of Class B redeemable common stock	—	—	—	—	—	—	—	—	—	—	(1,768)	—	—	—	(1,768)
Redemption adjustments to redeemable stock put	—	—	—	—	—	—	—	—	—	—	8,378	—	—	—	8,378
Net income	—	—	—	—	—	—	—	—	—	—	13,377	—	—	—	13,377

Balance, December 31, 2003	—	—	2,863	29	51,534	515	(1,534)	(5,541)	33,445	(34)	46,871	26,350	—	(441)	101,194
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	10,693	—	(2,075)	8,618
Exercise of common stock options	—	—	—	—	3	—	—	—	14	—	—	—	—	—	14
Issuance of restricted stock	—	—	—	—	—	—	—	—	6,427	(6,427)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	374	—	—	—	—	374
Net income	—	—	—	—	—	—	—	—	—	—	21,949	—	—	—	21,949

Balance, December 31, 2004	—	—	2,863	29	51,537	515	(1,534)	(5,541)	39,886	(6,087)	68,820	37,043	—	(2,516)	132,149
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(15,705)	91	66	(15,548)
Exercise of common stock options	—	—	—	—	145	2	—	—	864	—	—	—	—	—	866
Issuance of restricted stock	—	—	—	—	—	—	—	—	2,837	(2,467)	—	—	—	—	370
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,655	—	—	—	—	1,655
Redemption adjustments to redeemable stock put	—	—	—	—	—	—	—	—	—	—	(61,319)	—	—	—	(61,319)
Cancellation of redeemable stock put	—	—	—	—	—	—	—	—	78,901	—	—	—	—	—	78,901
Issuance of common stock	2,500	25	—	—	—	—	—	—	55,114	—	—	—	—	—	55,139
Conversion of Class A common stock, Series 2 into common stock	15,900	159	—	—	(15,900)	(159)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	40,410	—	—	—	40,410

Balance, December 31, 2005	18,400	$184	2,863	$29	35,782	$358	(1,534)	$(5,541)	$177,602	$(6,899)	$47,911	$21,338	$91	$(2,450)	$232,623

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2005	2004	2003

Net income	$40,410	$21,949	$13,377
Other comprehensive income:
Foreign currency translation adjustments, net of tax of ($476), $344, and $355 for the years ended December 31, 2005, 2004 and 2003, respectively	(15,705)	10,693	13,129
Change in available-for-sale securities, net of tax of $34 for the year ended December 31, 2005	91	—	—
Change in fair value of derivatives, net of tax of $40, ($1,250) and ($266) for the years ended December 31, 2005, 2004 and 2003, respectively	66	(2,075)	(441)

Comprehensive income	$24,862	$30,567	$26,065

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003

Operating activities
Net income	$40,410	$21,949	$13,377

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,083	17,024	19,341
Amortization of revolving credit facility issuance costs	108	8	—
Allowance for doubtful accounts	(27)	(2)	(330)
Net realized gains on sales of available-for-sale investments	(770)	(163)	(96)
Issuance of vested restricted stock	370	—	—
Amortization of deferred compensation	1,655	374	5
Deferred taxes	(2,356)	(579)	(462)
Non-cash floor closure costs	560	—	—
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(5,447)	(965)	(3,803)
Related-parties	(288)	(399)	1,114
Prepaid expenses and other current assets	(2,778)	(2,629)	(1,999)
Noncurrent assets	(1,320)	103	676
Accounts payable	951	253	(802)
Income taxes payable	2,994	283	3,968
Deferred revenue	(356)	254	681
Accrued salaries and benefits, and other accrued liabilities	1,023	4,650	(4,577)

Total adjustments	9,402	18,212	13,716

Net cash provided by operating activities	49,812	40,161	27,093

Investing activities
Capital expenditures	(8,610)	(1,703)	(1,606)
Capitalized software development costs	(5,123)	(4,841)	(5,176)
Purchase of trademarks and internet domain names	—	—	(665)
Proceeds from sales of available-for-sale investments	58,755	30,463	11,096
Purchases of available-for-sale investments	(166,575)	(24,000)	(19,000)
Decrease (increase) in restricted cash	4,433	(4,696)	(2,780)

Net cash used in investing activities	(117,120)	(4,777)	(18,131)

Financing activities
Proceeds from issuance of treasury shares	—	—	522
Payments on capital lease obligations	(482)	(1,648)	(1,870)
Net proceeds from issuance of common stock	55,139	—	—
Proceeds from revolving credit facility	—	25,000	—
Repayments of revolving credit facility	(25,000)	—	—
Issuance costs for revolving credit facility	(194)	(190)	—
Redemption of Class B redeemable common stock	—	(43,500)	—
Proceeds from exercise of common stock options	866	14	24

Net cash provided by (used in) financing activities	30,329	(20,324)	(1,324)

Effect of exchange rate changes on cash and cash equivalents	(4,218)	1,226	3,648

Net (decrease) increase in cash and cash equivalents	(41,197)	16,286	11,286
Cash and cash equivalents, beginning of year	61,199	44,913	33,627

Cash and cash equivalents, end of year	$20,002	$61,199	$44,913

Supplemental cash flow disclosure
Cash paid for income taxes	$19,058	$11,506	$6,291

Cash paid for interest	$543	$89	$80

Supplemental noncash investing and financing activities
Restricted cash used for redemption of Class B redeemable common stock	$—	$(24,000)	$—

Proceeds from sales of available-for-sale restricted investments	$—	$48,231	$20

Purchases of available-for-sale restricted investments	$—	$(24,000)	$(24,000)

Issuance of restricted stock	$2,837	$6,427	$39

Consolidation of variable interest entity	$—	$—	$24,000

Treasury shares received for order flow shortfall	$—	$—	$6,053

Capital lease obligations issued for purchase of equipment	$—	$—	$1,344

Redemption adjustments to redeemable stock put	$(61,319)	$—	$8,378

Cancellation of redeemable stock put	$78,901	$—	$—

Accretion of Class B redeemable common stock	$—	$—	$1,768

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) (a Delaware corporation) owns and operates an Internet-based, global electronic marketplace for facilitating trading in futures and over-the-counter (“OTC”) commodities and derivative financial products (the “Platform”). The Company owns 100% of ICE Futures Holdings Plc (formerly known as IPE Holding Plc), which is the sole shareholder of ICE Futures (formerly known as the International Petroleum Exchange of London, or the “IPE”). ICE Futures operates as a United Kingdom (“U.K.”) Recognized Investment Exchange in London, England, for the purpose of trading energy commodity futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary and Singapore.

The Company currently operates the Platform as an exempt commercial market (“ECM”) pursuant to the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission (“CFTC”). As an ECM, the Company is required to file a notice with the CFTC, provide the CFTC with access to its trading system and respond to requests for information or records from the CFTC.

ICE Futures is subject to supervision in the U.K. by the Financial Services Authority in accordance with the Financial Services and Markets Act 2000. ICE Futures is responsible for maintaining financial resources sufficient for the proper performance of its functions as a Recognized Investment Exchange, and, in order to satisfy this requirement, is obligated to maintain a minimum amount of liquid financial assets at all times.

The Company also owns 100% of ICE Data, L.P. (formerly known as The 10x Group, L.P.) and ICE Data LLP (formerly known as The 10x Group (UK) L.L.P) (collectively, “ICE Data”), ICE Markets, Inc. (formerly known as ICE Services, Inc.) (“ICE Markets US”), ICE Markets Corporation, ICE Markets Limited (formerly known as IntercontinentalExchange Services (UK) Ltd.) (“ICE Markets UK”) and IntercontinentalExchange Technologies Ltd. (“ICE Tech”). ICE Data is a market data services company based in Houston and London that offers subscriptions to end of day reports, market price validation curves, customized data packages, real-time ICE Futures price information through terminal and license fees and real-time view only screen access to the Platform through WebICE. WebICE is a web-based desktop service whose subscribers can view every bid, offer and trade as well as depth of market across all of the North American power and gas commodity markets traded on the Platform. ICE Markets US is based in New York and ICE Markets Corporation is based in Calgary and both perform global marketing and business development services for the Company, including, but not limited to, targeted promotions and client development. ICE Markets UK, which is based in London, supports trading of European energy commodities, performs helpdesk functions and is authorized by the Financial Services Authority to act as an arranger of deals in investments. ICE Tech operates the fully functional disaster recovery facility for the Platform.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Segment and Geographic Information

The Company currently has three reportable operating segments: its OTC business segment, its futures business segment, and its market data business segment. All three operate across domestic and international markets. Substantially all of the Company’s identifiable assets are located in the U.S. and the U.K.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets (Note 3).

Short-Term and Long-Term Investments

The Company invests a portion of its cash in excess of short-term operating needs in investment-grade marketable debt securities and municipal bonds (Note 4). These investments are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company does not have any investments classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings.

The Company determines the appropriate classification of its investments in marketable debt securities and municipal bonds at the time of purchase and reevaluates such designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, certain marketable debt securities and municipal bonds with maturities beyond 12 months are classified as current assets in the accompanying consolidated balance sheets. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.

The Company invests a portion of its excess cash in U.S. AAA rated 28-day auction rate securities (“ARS”). The Company classifies these investments as available-for-sale. ARS are long-term instruments whose interest rates or dividends are reset frequently, usually every seven to 49 days. The reset mechanism occurs via a Dutch auction, wherein purchasers and sellers submit their orders for ARS to registered broker-dealers. The highest bid that clears the auction is the interest rate or dividend applied to the entire issue until the next auction date. While there is no guarantee that a sell order will be filled, it is rare for it not to be filled due to the high credit quality of the ARS. Even though the Company only purchases 28-day auction rate issues, the Company is required to classify these securities as short-term investments instead of cash equivalents in the accompanying consolidated balance sheets as the original maturity of the ARS is in excess of 90 days. As of December 31, 2005 and 2004, the contractual maturities of these securities were in excess of ten years. The ARS investments are classified as current assets based upon the Company’s intent and ability to use these investments as necessary for short-term requirements.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are recorded at cost, reduced by accumulated depreciation (Note 5). Depreciation and amortization expense is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the asset. The Company reviews the remaining estimated useful lives of its property and equipment at each balance sheet date and will make adjustments to the estimated remaining useful lives whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals of property and equipment are included in other income and losses on disposals of property and equipment are included in depreciation expense. Maintenance and repairs are expensed as incurred.

Software Development Costs

The Company capitalizes costs, both internal and external direct and incremental costs, related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Software development costs incurred during the preliminary or maintenance project stage are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. General and administrative costs related to developing or obtaining such software are expensed as incurred.

Goodwill and Other Intangible Assets

The Company has recorded goodwill for the excess of the purchase price for its acquisition of ICE Futures (formerly known as the International Petroleum Exchange) in June 2001 over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 6). The Company recognizes specifically identifiable intangibles when a specific right or contract is acquired. Finite-lived intangible assets are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives.

The Company’s indefinite-lived intangible assets are evaluated for impairment annually in its fiscal fourth quarter or sooner if events indicate that the asset may be impaired. Such evaluation includes comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. The reporting unit level for the Company’s goodwill and the majority of its other intangible assets is the futures business segment, which relates to the operations of ICE Futures. This analysis did not result in an impairment charge during the years ended December 31, 2005, 2004 or 2003.

The Company tests its goodwill for impairment at the reporting unit level utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value.

Intellectual Property

All costs related to internally developed patents and trademarks are expensed as incurred. All costs related to purchased patents, trademarks and internet domain names are recorded as other intangible assets and are amortized on a straight-line basis over their estimated useful lives. All costs related to licensed patents are capitalized and amortized on a straight-line basis over the term of the license.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Long-Lived Assets and Finite-Lived Intangible Assets

The Company reviews its property and equipment and finite-lived intangible assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets.

Income Taxes

The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. The majority of the Company’s foreign subsidiaries are based in the U.K. and they file separate local country income tax returns and take advantage of the U.K.’s group relief provisions when applicable. The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax expenses and benefits are recognized for changes in deferred tax assets and liabilities.

The difference between the statutory income tax rate and our effective tax rate for a given period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, state income taxes and the non-deductibility of certain expenses. We have provided for U.S. income taxes on all undistributed earnings of our foreign subsidiaries as they are not expected to be permanently reinvested.

Revenue Recognition

The Company’s revenues primarily consist of commission and exchange fee revenues for OTC transactions executed over the Platform and for futures transactions executed through ICE Futures and are recognized on the date the transactions occur. The Company calculates the commission fee revenues based on the volume of each commodity traded on the Platform multiplied by the commission rate for each commodity type. ICE Futures exchange fee revenues are determined on the basis of an exchange fee charged for each “lot” or contract traded on the exchange. Exchange fees are calculated by LCH.Clearnet (formerly the London Clearing House or “LCH”) on ICE Futures’ behalf and are transferred to ICE Futures on a monthly basis. The LCH, which is a clearinghouse based in London, also calculates and collects fees for cleared OTC contracts traded on the Platform.

Transaction fees are recorded net of rebates of $543,000, $3.3 million and $981,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company has historically rebated a portion of the exchange fees paid by ICE Futures independent local traders for lots bought and sold on the same day for the same price. However, this rebate was discontinued in April 2005 in connection with the closure of the ICE Futures open-outcry trading floor. The Company also rebates a portion of the commission fees paid by certain market makers in the OTC business. The 2004 rebates include $2.3 million for a two month rebate program in November and December 2004 designed to promote electronic futures trading in the IPE Brent Crude futures market on the Platform.

Market data revenues, which are billed through ICE Data, include terminal and license fees received from data vendors in exchange for the provision of real-time ICE Futures price information. Market data fees are charged to data vendors on a monthly basis based on the number and type of terminals they have carrying ICE Futures data. Each data vendor also pays an annual license fee to ICE Futures, which is deferred and recognized as revenue ratably over the period of the annual license. Market data revenues include view-only

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

access charges to subscribers to view real-time OTC price information on the Platform through ICE Data. ICE Data also publishes end of day trading and price reports and provides market price validation services. The market price validation service provides validation of long-dated and illiquid swaps and options valuations based on inputs from counterparties in the marketplace submitting their trader valuations for open positions. ICE Data invoices its subscribers either on a monthly or annual basis. For those subscribers billed on an annual basis, the revenues are deferred and amortized ratably over the period of the annual subscriptions.

Other revenues include monthly minimum commission shortfall fees charged to customers that are signed up to trade on the OTC Platform. The monthly minimum commission amount for each company is based on the number of users at each company signed up to trade on the Platform. The difference between the monthly minimum commission total for each company and the actual amount of commissions paid that month for trading activity is recognized as monthly minimum commission shortfall trading access revenues. The actual amount of commissions paid that month for trading activity is recognized as transaction fee revenues.

Other revenues include fees generated from ICE Futures annual member subscription and system user fees, ICE Futures terminal fees, ICE Futures equipment rentals, ICE Futures communications charges and ICE Futures training seminars, and are recognized as services are provided or they are deferred and amortized ratably over the periods to which they relate. The ICE Futures equipment rentals and communication charges were discontinued in April 2005 in connection with the closure of the ICE Futures open-outcry trading floor.

Other revenues include fees charged to the Chicago Climate Exchange, Inc. (“CCX”). The CCX is a self-regulated exchange that administers a voluntary multi-sector greenhouse gas reduction and trading program for North America. The Company, through its OTC business segment, has been contracted to provide, design and service the CCX’s electronic trading platform in the U.S. The Company charges licensing and service fees in advance to the CCX on a monthly basis and these fees are recognized as services are provided. The Company also has an agreement, through ICE Futures, with CCX and its wholly owned subsidiary, the European Climate Exchange (“ECX”), to list certain European emissions contracts on the Platform. The Company charges the ECX certain operating costs, 25% of the net European emissions membership fees and 25% of the net transaction fees earned from the European emissions contracts traded on the Platform. The Company also recognizes technology development fees as revenues from both the CCX and the ECX when the development work is completed and accepted.

Sources of Supplies

The Company uses 14 primary vendors for equipment used in the Platform and its network. If these vendors were unable to meet the Company’s needs, management believes that the Company could obtain this equipment from other vendors on comparable terms and that its operating results would not be materially adversely affected.

Credit Risk and Significant Customers

The Company’s accounts receivable related to its OTC business segment and its market data business segment subjects the Company to credit risk, as the Company does not require its customers to post collateral for bilateral trades or for market data services. The Company does not risk its own capital in transactions or extend credit to market participants in any commodities markets. The Company limits its risk of loss by allowing trading access to the Platform to companies that qualify as eligible commercial entities, as defined in the Commodity Exchange Act, and by terminating access to the Platform by entities with delinquent accounts.

The launch and growth of cleared OTC products also limits the Company’s risk of loss in its OTC business as the LCH collects cleared transaction fees on the date the transactions occur and transfers these fees to the Company on a monthly basis. The LCH serves as the central counterparty to all trades executed by

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

its members. During the year ended December 31, 2005 74.6% of the OTC business segment commission fee revenues were from cleared trades.

The Company’s large customer base also mitigates the concentration of credit risk as the Company had over 800 companies registered to trade on the Platform as of December 31, 2005 and over 225 companies with view-only access rights through ICE Data. There were no accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2005 or December 31, 2004. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2005, 2004 or 2003. See Note 13 where related-parties are discussed in more detail.

Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans, described more fully in Note 11. The Company accounts for the stock-based compensation plan under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Therefore, the Company recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of grant. The Company has adopted the disclosure-only provisions under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Please refer to the New Accounting Pronouncements section of Note 2 for information regarding the Company’s plans regarding the implementation of SFAS No. 123(R), Share-Based Payment. Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123, pro forma net income (loss) available to common shareholders and earnings (loss) per common share for the years ended December 31, 2005, 2004 and 2003 would be as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Net income (loss) available to common shareholders, as reported	$(20,909)	$21,949	$19,987
Add: Stock-based compensation expense included in reported net income, net of tax	1,358	243	4
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(7,218)	(4,970)	(3,494)

Net income (loss) available to common shareholders, pro forma	$(26,769)	$17,222	$16,497

Earnings (loss) per common share:
Basic — as reported	$(0.39)	$0.42	$0.37

Diluted — as reported	$(0.39)	$0.41	$0.37

Basic — pro forma	$(0.50)	$0.33	$0.30

Diluted — pro forma	$(0.50)	$0.32	$0.30

Earnings Per Common Share

Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options, restricted stock awards and warrants, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive (Note 20).

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock

The Company records treasury stock activities under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock (Note 11).

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about the Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated balance sheets. The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, customer accounts receivable, long-term investments, short-term and long-term debt and other short-term assets and liabilities. Based on the short-term nature of these financial instruments or their market rates, the estimated fair values of the Company’s financial instruments approximate their carrying values as of December 31, 2005 and 2004.

Foreign Currency Translation Adjustments and Transactions

The functional currency of the Company’s U.K. subsidiaries is the U.K. pounds sterling. The Company translates these assets and liabilities into U.S. dollars using period-end exchange rates and revenues and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity in the accompanying consolidated balance sheets and in the consolidated statements of comprehensive income. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables or the Company’s foreign subsidiaries cash accounts held in U.S. dollars, are included in other income (expense) in the accompanying consolidated statements of income and resulted in net gains (losses) of $1.5 million, ($1.4 million) and ($644,000) for the years ended December 31, 2005, 2004 and 2003, respectively.

Derivatives and Hedging

During the years ended December 31, 2004 and 2003, the Company entered into foreign currency hedging activities primarily to protect the net investment in its foreign subsidiaries (Note 15). In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company is required to recognize all derivative financial instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The effective portion of any gain or loss on these derivative financial instruments, which have been designated as a hedge of a net investment in foreign operations, are reflected in accumulated other comprehensive income. Any ineffective portion of any gain or loss on these derivative financial instruments are immediately recognized in earnings. The Company’s foreign exchange forward contracts entered into during the years ended December 31, 2004 and 2003 met the requirements for hedge accounting, including correlation, and qualified as effective hedges. Therefore, all gains or losses on these foreign exchange forward contracts have been reflected in other comprehensive income in the accompanying consolidated statements of comprehensive income and balance sheets. The Company did not enter into any foreign currency hedges during the year ended December 31, 2005 and there were no outstanding hedges as of December 31, 2005.

The Company invests excess cash through a third-party asset management company which, from time to time, enters into derivative transactions to manage the price risk inherent in the investment portfolio. As of December 31, 2005, there were no derivative instruments designated as hedges in the portfolio. The derivative instruments in the portfolio are recorded at fair market value in the accompanying consolidated balance sheets, with related gains and losses recognized immediately in earnings.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Marketing and Promotional Fees

Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $1.7 million, $849,000 and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair value. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company adopted SFAS No. 123(R) using the modified prospective method on January 1, 2006 and the Company will continue to use the Black-Scholes option pricing model.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Notes 2 and 11.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts may be in the future because they depend on, among other things, when employees exercise stock options. The Company did not recognize any tax deductions in excess of the recognized compensation cost for the years ended December 31, 2005, 2004 and 2003.

In December 2004, FASB Staff Position No. SFAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP SFAS 109-2”) was issued. FSP SFAS 109-2 provides guidance under SFAS 109, Accounting for Income Taxes (“SFAS No. 109”), for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004. The Jobs Act allows a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

certain criteria are met. FSP SFAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FSP SFAS 109-2. The Company completed its evaluation and repatriation determination during 2005 (Note 12).

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company adopted this new pronouncement in its fourth quarter of fiscal 2005. The adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, Accounting Changes, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for the Company as of January 1, 2006. We do not believe that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company adopted this new pronouncement in its fourth quarter of fiscal 2005. The adoption of FSP 115-1 did not have an impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. Trading access fee revenues of $3.6 million and $2.5 million for the years ended December 31, 2004 and 2003, respectively, were reclassified to other revenues. Cost of hosting expenses of $1.3 million and $1.7 million for the years ended December 31, 2004 and 2003, respectively, were reclassified to selling, general and administrative expenses. Hardware and software support expenses of $2.2 million and $2.1 million for the years ended December 31, 2004 and 2003, respectively, were reclassified from professional services expenses to selling, general and administrative expenses.

3.	Restricted Cash

As a Recognized Investment Exchange, the Financial Services Authority requires ICE Futures to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2005 and 2004, this amount was equal to $10.9 million and $12.4 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.

ICE Markets UK is regulated by the Financial Services Authority as an agency broker. The Financial Services Authority requires ICE Markets UK to maintain a minimum level of financial resources, which is calculated annually on the basis of 25% of the relevant annual expenditures, adjusted for any illiquid assets. As of December 31, 2005 and 2004, the resource requirement was equal to $1.7 and $1.0 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In November 2004, the Company entered into a revolving credit agreement with Wachovia Bank, National Association (“Wachovia”) (Note 8). The Company was required to maintain a $5.0 million money market account with Wachovia until it had transferred the primary domestic and international deposit accounts to the lender, which occurred during 2005. As of December 31, 2004, this $5.0 million balance was reflected as restricted cash in the accompanying consolidated balance sheets.

4.	Short-Term and Long-Term Investments

Short-term and long-term investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of December 31, 2005, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$18,639	$165	$63	$18,741
Municipal bonds	94,747	3	14	94,736

Total	$113,386	$168	$77	$113,477

During the years ended December 31, 2004 and 2003, the Company only invested in ARS. Based on the short-term nature of the 28-day auction rate issues and their market rates, the estimated fair value of the ARS approximates carrying value. Therefore, no unrealized gains or losses were recorded on available-for-sale securities during the years ended December 31, 2004 and 2003.

The contractual maturities of these investments as of December 31, 2005, were as follows (in thousands):

Estimated Fair
Value

Maturities:
Due within 1 year	$33,141
Due within 1 year to 5 years	5,296
Due within 5 years to 10 years	9,520
Due after 10 years	65,520

Total	$113,477

As of December 31, 2005, the Company had $111.2 million in short-term investments and $2.3 million in long-term investments. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets. As of December 31, 2004, the ARS investments were classified as short-term investments in the accompanying consolidated balance sheets.

Proceeds from sales of available-for-sale investments, including the restricted short-term investments, were $58.8 million, $78.7 million and $11.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Purchases of available-for-sale investments, including the restricted short-term investments, were $166.6 million, $48.0 million and $43.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Net realized gains on the available-for-sale investments, including the restricted short-term investments, were $770,000, $394,000 and $116,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and have been classified as interest income in the accompanying consolidated statements of income.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2005 and 2004:

	December 31,		Depreciation
	2005	2004	Period
	(In thousands)		(In years)

Land	$3,437	$3,832	—
Computer and network equipment	25,599	22,964	3 to 4
Software and internally developed software	43,560	37,058	3
Office furniture and equipment	2,477	2,263	5
Leasehold improvements	1,498	2,010	7

	76,571	68,127
Less accumulated depreciation and amortization	(56,223)	(48,763)

Property and equipment, net	$20,348	$19,364

For the years ended December 31, 2005, 2004 and 2003, amortization of software and internally developed software was $7.1 million, $8.3 million and $9.1 million, respectively, and depreciation of all other property and equipment was $4.7 million, $5.2 million and $7.3 million, respectively. The unamortized software and internally developed software balances were $8.9 million and $9.4 million as of December 31, 2005 and 2004, respectively.

In January 2004, the Company extended the remaining estimated useful lives of various computer and network equipment from March 2005 to December 2005. The Company’s decision to extend the useful lives of these assets was based on an internal analysis that indicated the estimated useful lives would extend beyond the original estimate of three years. This had the impact of deferring $676,000 of depreciation expense, $440,000 on an after tax basis, that would have otherwise been recorded during the year ended December 31, 2004. The impact of this change in estimate increased earnings per share by $0.01 during the year ended December 31, 2004. We will continue to review the remaining estimated useful lives of our property and equipment and will make adjustments whenever events or changes in circumstances indicate that the remaining useful lives have changed.

6.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In thousands)

Goodwill from the ICE Futures acquisition	$75,994	$84,713
ICE Futures customer relationships	5,363	5,978
Recognized Investment Exchange license	1,322	1,473
Trademark and internet domain names	665	665

	83,344	92,829
Less accumulated amortization	(7,290)	(6,754)

Goodwill and other intangible assets, net	$76,054	$86,075

ICE Futures has contractual customer relationships with its members and quote vendors. A member is defined as a company and/or an individual who has rights to execute and/or clear exchange trades directly

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

through the ICE Futures exchange. A quote or data vendor is defined as a data reseller who distributes ICE Futures real-time price information to its customers. These customer relationships have been classified as intangible assets and are being amortized over their estimated useful lives of five years. As of December 31, 2005 and 2004, the net carrying value of these customer relationships totaled $501,000 and $1.8 million, respectively.

As discussed in Note 1, ICE Futures is a Recognized Investment Exchange that is regulated by the Financial Services Authority in accordance with the Financial Services and Markets Act 2000. The Recognized Investment Exchange status allows ICE Futures to carry out its business as a futures and options exchange. The process of obtaining recognition as an Investment Exchange in the U.K. involves applicants incurring significant time and legal expense, which the Company avoided by its acquisition of ICE Futures. ICE Futures’ Recognized Investment Exchange status has therefore been classified as an intangible asset due to its operating agreement/license with the Financial Services Authority. The Company did not recognize any amortization expense or impairment losses on the Recognized Investment Exchange license intangible asset during the years ended December 31, 2005, 2004 and 2003 as it has an indefinite useful life. As of December 31, 2005 and 2004, the carrying value of the Recognized Investment Exchange license totaled $1.3 million and $1.4 million, respectively.

During 2003, the Company purchased trademarks and internet domain names from various third parties for $665,000. These trademarks and internet domain names have been classified as intangible assets and are being amortized over their estimated useful lives of five years. As of December 31, 2005 and 2004, the carrying value of these trademarks and internet domain names totaled $300,000 and $433,000, respectively.

The Company did not recognize any amortization expense or impairment losses on goodwill during the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and 2004, the Company’s goodwill balance totaled $74.0 million and $82.5 million, respectively. The decrease in goodwill and other intangible assets resulted from translation adjustments.

For the years ended December 31, 2005, 2004 and 2003, amortization of other intangible assets was $1.3 million, $1.5 million and $1.0 million, respectively. The Company expects future amortization expense from other intangible assets as of December 31, 2005 to be as follows (in thousands):

2006	$634
2007	133
2008	34

$801

7.	Deferred Revenue

Deferred revenue relates to the unamortized annual billings for ICE Futures member subscription and user fees, ICE Futures equipment rentals and ICE Data market data services, reports and subscriptions which are recognized as revenue as services are provided. Deferred revenue also includes the Chicago Climate Exchange license and service fees that are billed monthly in advance and for certain ICE Futures training seminars that are pre-billed.

8.	Revolving Credit Facility

On November 17, 2004, the Company entered into a $25.0 million revolving credit agreement (the “Facility”) with Wachovia. Under the terms of the Facility, the Company can borrow an aggregate principal amount of up to $25.0 million at any time from the closing date of the Facility through the termination date of the Facility, which was November 17, 2006. The Company also has the right to repay and reborrow loans or to permanently reduce in whole or in part the amount available under the Facility at any time prior to the

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

termination date of the Facility without premium or penalty. The Facility includes an unused line fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable on a quarterly basis. The applicable margin rate ranges from 0.15% to 0.25% based on a cash flow leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.15% as of December 31, 2005.

The loans under the Facility bear interest on the principal amounts outstanding at a rate of LIBOR plus an applicable margin. The Company has the option to select the interest period applicable to any loans at the time of borrowing. The interest periods shall either be a daily LIBOR market index loan or a LIBOR rate loan with a period of one, three or six months. Interest on each LIBOR market index loan shall be payable on a monthly basis and the interest on the LIBOR rate loans shall be payable on the last day of each interest period. However, if the interest period is six months, interest shall be payable at and on the last day of each three month period during the interest period. The applicable margin rate ranges from 0.85% to 1.05% based on a cash flow leverage ratio calculated on a trailing twelve month period. As of December 31, 2005, the applicable margin rate was 0.95%.

The Company borrowed the entire $25.0 million available under the Facility on November 23, 2004. These funds were used for a portion of the $67.5 million redemption of the Company’s Class B redeemable common stock that occurred in November 2004 (Note 9). As of December 31, 2004, $13.0 million was held in a six month LIBOR rate loan with a locked-in interest rate, including the applicable margin rate, of 3.40%. The remaining balance of $12.0 million was held in a daily LIBOR market index loan with an interest rate, including the applicable margin rate, of 3.25% as of December 31, 2004. The Company repaid the $12.0 million LIBOR market index loan in January 2005 with excess cash. Therefore, the $12.0 million was shown as a current liability in the accompanying consolidated balance sheets as of December 31, 2004. The Company repaid the remaining $13.0 million outstanding balance in November 2005, using a portion of the proceeds from the Company’s November 2005 initial public offering of common stock (Note 11).

The Facility contains certain affirmative and negative covenants including, but not limited to, cash flow leverage ratios, minimum tangible net worth ratios and limitations or approvals needed from Wachovia for acquisitions, investments, external debt and other fundamental changes to the business.

On October 18, 2005, the Company entered into an amendment to the Facility. Under the amended Facility, the Company can borrow an aggregate principal amount of up to $50.0 million at any time through November 17, 2007. As consideration for this change, the Company paid an amendment fee to Wachovia of $175,000. This amount, as well as the other related Facility issuance costs, were deferred and are being amortized through the new termination date of the Facility, which is November 17, 2007.

9.	Class B Redeemable Common Stock

In June 2001, the Company purchased ICE Futures. The Company acquired the share capital of ICE Futures in a tax-free stock-for-stock exchange. Each ICE Futures shareholder received, for each share tendered to the Company, one Class A, Series 1 common share and one Class B redeemable common share of the Company, for an aggregate total of 2,862,579 Class A, Series 1 shares and 2,862,579 Class B redeemable shares.

Under the terms of the offer and the Company’s charter, the Class B redeemable shares had an aggregate redemption value of $67.5 million and were subject to redemption at the holder’s option for $23.58 per share following the first anniversary of the date on which the IPE Brent Crude futures contract and the IPE Gas Oil futures contract have traded exclusively for ten consecutive days through an electronic trading platform. The Class B redeemable shares were also subject to redemption at the holder’s option if certain redemption trigger events occurred including, but not limited to, if the Company decided not to proceed with an electronic trading platform for the IPE Brent Crude futures contract and the IPE Gas Oil futures contract.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company recorded the issuance of the Class B redeemable shares at their discounted present value of $60.2 million at the date of issuance, and accreted to the redemption value based on the effective interest method over a two-year period ended in June 2003. June 15, 2003 was the earliest potential redemption date under the terms of the Class B redeemable shares. During the year ended December 31, 2003, the Company recorded $1.8 million in accretion directly to retained earnings related to the Class B redeemable shares.

On November 5, 2004, pursuant to a vote of the Company’s shareholders, the Company amended its charter to provide the Company with a mandatory right of redemption with respect to the Class B redeemable shares. The Company could redeem all but not less than all of the outstanding shares of the Class B redeemable shares at the redemption price at its option with a five day notice period. On November 23, 2004, the Company exercised the mandatory redemption option and redeemed all 2,862,579 Class B redeemable shares at the $23.58 redemption value for an aggregate redemption price of $67.5 million. The Company used the $25.0 million available under the Facility (Note 8), the $24.0 million available under a letter-of-credit facility, as discussed below, and $18.5 million of its excess cash for the $67.5 million redemption. The Class B redeemable shares received in connection with the redemption held the status of undesignated shares of common stock.

The Company exercised the mandatory redemption option for several reasons. Facilitating an early redemption of the Class B redeemable stock permitted the Company to eliminate existing credit support arrangements attached to the unfulfilled redemption obligations that existed with respect to the Class B redeemable stock. Such credit support arrangements have in practice restricted the Company’s ability to incur material debt, to expand its business and to finance potential acquisitions. The Company also anticipated that ICE Futures would move to exclusive electronic trading during 2005, at which time the Company would have been obligated to redeem the Class B redeemable stock at the $23.58 cash redemption value following the anniversary date.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Previously, entities were generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company was required to adopt FIN 46 in the first quarter of 2004, but chose to adopt it early during November 2003.

The Company had an interest in a special purpose or variable interest entity that it previously was not required to consolidate based on preexisting authoritative accounting guidance. However, given that the Company had the ability to receive all of the variable interest entity’s expected residual losses and returns, the Company was considered the primary beneficiary under FIN 46 and was required to consolidate the entity. The result of the adoption of FIN 46 and the consolidation of the variable interest entity in November 2003 was an increase to restricted short-term investments and a corresponding increase to additional paid-in capital for $24.0 million. The $24.0 million held by the special purpose entity was pledged to a bank as a guarantee to secure a letter-of-credit facility for the Company’s Class B redeemable common stock. The entire $24.0 million letter-of-credit facility was used for a portion of the redemption of the Class B redeemable common stock.

10.	Redeemable Stock Put

Continental Power Exchange, Inc. is the Company’s predecessor company and is owned by the chief executive officer of the Company. The Company had a put agreement (the “Redeemable Stock Put”) with Continental Power Exchange, Inc. under which, in certain circumstances, Continental Power Exchange, Inc. had the right to require the Company to purchase a portion of the Company’s common stock held by Continental Power Exchange, Inc. for an amount equal to the greater of fair market value at the date the put was exercised, or $5.0 million. Continental Power Exchange, Inc. had the right to exercise the put option upon

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the termination, retirement, death or disability of the senior officer, exercisable at any time within six months of such an event.

The Company initially recorded the Redeemable Stock Put at the minimum $5.0 million redemption threshold. The Company had adjusted the Redeemable Stock Put to its redemption amount at each subsequent balance sheet date. The adjustment to the redemption amount had been recorded directly to retained earnings or, in the absence of positive retained earnings, by charges against additional paid-in capital. The Company reduced the Redeemable Stock Put by $8.4 million during the year ended December 31, 2003. This adjustment resulted from a reduction in the estimated fair value of the Company’s common stock from $12.00 per share as of December 31, 2002 to $8.00 per share as of December 31, 2003. There was no change in the fair value of the Company’s common stock during the year ended December 31, 2004.

In October 2005, the Company entered into an agreement with Continental Power Exchange, Inc. (“the Put Termination Agreement”) to cancel the Redeemable Stock Put contingent upon the closing of the Company’s initial public offering of common stock. The Company increased the Redeemable Stock Put by $61.3 million during the year ended December 31, 2005 resulting from an increase in the estimated fair value of the Company’s common stock from $8.00 per share as of December 31, 2004 to $35.90 per share as of November 21, 2005, the closing date of the Company’s initial public offering of common stock and the termination date of the Redeemable Stock Put. The balance of the Redeemable Stock Put on November 21, 2005 was $78.9 million and was reclassifed to additional paid-in capital upon its termination.

As part of the Put Termination Agreement, the Company amended Continental Power Exchange, Inc.’s registration rights with respect to its 2,197,813 shares of the Company’s Class A common stock, Series 2. In addition to extending customary demand and piggy-back registration rights for a twelve-month period from a six-month period following the termination of the senior officer’s employment with the Company, the Company has agreed to pay all underwriting discounts, broker’s fees and selling commissions incurred by Continental Power Exchange, Inc. in connection with selling its shares pursuant to the registration rights granted under the agreement. In no event will the aggregate amount payable by the Company for these underwriting fees exceed $4.5 million. The Company has not accrued for these fees because the payment of any amount is not currently probable.

11.	Shareholders’ Equity

Common Stock

On March 21, 2005, the board of directors approved a plan of recapitalization that amended and restated the Company’s Certificate of Incorporation effective immediately prior to the closing of the November 2005 initial public offering of the Company’s common stock. The plan of recapitalization and the amendment and restatement of the Company’s Certificate of Incorporation were approved by the Company’s shareholders. The plan of recapitalization: (i) authorized a reverse stock split of the Company’s outstanding common stock at a ratio of 1 for 4; (ii) authorized the creation of a new class of common stock and a new class of preferred stock; and (iii) authorized the Company’s board of directors to grant holders of its Class A, Series 1 and Class A, Series 2 common shares the right to convert these shares into shares of new common stock on a 1 for 1 basis at the holder’s option, subject to such conditions as the Company’s board of directors may deem appropriate.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the number and classes of shares of common stock and preferred stock authorized for issuance by the Company as of December 31, 2005 and 2004:

	Number of Shares Authorized as of
	December 31,		Par
	2005	2004	Value

Common stock	194,275,000	—	$.01
Preferred stock	25,000,000	—	$.01
Class A common stock, Series 1	5,725,000	5,725,159	$.01
Class A common stock, Series 2	75,000,000	75,000,000	$.01
Undesignated shares of common stock	—	2,862,579	—

As discussed in Note 9, the Company redeemed the Class B redeemable shares in November 2004. The Company’s charter provided that upon payment of the redemption price, all rights in respect of the Class B redeemable shares ceased, no Class B redeemable shares may be reissued and all such re-acquired shares shall hold the status of undesignated shares of common stock. In connection with the recapitalization, these undesignated shares of common stock were cancelled.

Stock Option Plans

The Company has adopted the IntercontinentalExchange, Inc. 2000 Stock Option Plan (the “2000 Stock Option Plan”). As of December 31, 2005, there are 5,250,000 shares of common stock reserved for issuance under the 2000 Stock Option Plan, of which 306,923 shares are available for future issuance as of December 31, 2005. The Company has also adopted the IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”). The 2005 Equity Incentive Plan allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. As of December 31, 2005, there are 2,125,000 shares reserved for issuance under the 2005 Equity Incentive Plan, of which 63,750 restricted stock units have been issued and are outstanding as of December 31, 2005.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock options are granted at the discretion of the compensation committee of the board of directors. The Company may grant, under provisions of the Plan, both incentive stock options and nonqualified stock options. The options generally vest over four years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but generally expire 14 days after termination of employment. The following is a summary of options for the years ended December 31, 2005, 2004 and 2003:

		Weighted Average
		Exercise Price per
	Number of Options	Option

Outstanding at January 1, 2003	2,676,616	$10.48
Granted	1,784,588	8.12
Exercised	(2,500)	9.52
Forfeited	(125,092)	10.08

Outstanding at December 31, 2003	4,333,612	9.52
Granted	1,661,645	8.00
Exercised	(2,250)	6.40
Forfeited	(1,118,934)	11.80

Outstanding at December 31, 2004	4,874,073	8.48
Granted	509,950	18.01
Exercised	(145,340)	5.96
Forfeited	(451,265)	9.15

Outstanding at December 31, 2005	4,787,418	9.51

Details of options outstanding as of December 31, 2005 are as follows:

		Weighted Average
		Remaining	Options
Exercise Price	Options Outstanding	Contractual Life	Exercisable

$4.20	292,706	4.55	292,706
7.04	159,478	5.31	159,478
8.00	3,267,874	8.43	1,187,257
12.00	851,585	6.49	786,264
26.00	85,650	9.88	—
35.08	130,125	10.00	—

Of the options outstanding at December 31, 2005, 2,425,705 were exercisable at a weighted-average exercise price of $8.77. Of the options outstanding at December 31, 2004, 1,569,147 were exercisable at a weighted-average exercise price of $8.56. Of the options outstanding at December 31, 2003, 1,255,797 were exercisable at a weighted-average exercise price of $9.50. All stock options were granted at a price equal to the estimated fair value of the common stock at the date of grant. Prior to the Company’s initial public offering of common stock in November 2005, this determination was made by the Company’s compensation committee, primarily based on valuations performed by an independent third party.

Of the 509,950 options granted during 2005, 291,875 were granted during the first six months of 2005. These options were granted at an exercise price of $8.00 per share, which was equal to the estimated fair value of the common stock at the dates of grant as determined by the compensation committee. The remaining 218,075 options were granted on the date of or after the Company’s initial public offering of common stock and were granted based on the initial public offering price or the closing stock price at the date of grant. Of

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the 1,661,645 options granted during 2004, all were granted during the quarter ended December 31, 2004 and were granted at an exercise price of $8.00 per share, which was equal to the estimated fair value of the common stock at the dates of grant as determined by the compensation committee. All of the options had no intrinsic value due to the exercise price being equal to the fair value on the dates of grant.

The grant date fair value of the 63,750 restricted stock units granted during the year ended December 31, 2005 under the 2005 Equity Incentive Plan was $35.08 per share. The grant date fair value was based on the closing stock price at the date of grant. The fair value of the restricted stock units on the date of the grant is recognized as expense ratably over the vesting period. During the year ended December 31, 2005, deferred stock compensation of $2.2 million was recorded on these restricted stock grants issued during the year based on the fair value of the shares on the date of grant and is being amortized over four years. During the year ended December 31, 2005, $6,000 was amortized as compensation and benefits expenses in the accompanying consolidated statements of income. The unamortized balance of deferred stock compensation on restricted stock is included as a separate component of shareholders’ equity in the accompanying consolidated balance sheets.

The Company has historically issued one large stock option grant during the fourth quarter of each year and has on occasion issued smaller stock grants during the year, primarily for new employees. Prior to the Company’s November 2005 initial public offering of common stock, an independent valuation was performed just prior to each fourth quarter stock option grant to assist the compensation committee in determining the fair market value of the Company’s common stock. The fair market value was reviewed by the compensation committee throughout the year for the valuation of the smaller stock option grants based on various factors, including the Company’s financial performance and any independent sales of the Company stock by existing shareholders from the date of the last independent valuation, through year-end. Beginning in the fourth quarter 2005, fair market values of the Company’s common stock are now determined using the closing stock price on the date of grant.

Pro forma information regarding net income and earnings per share, as presented in Note 2, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its employee stock options under the fair value method of SFAS No. 123 as of its effective date. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model. The Black-Scholes option-pricing model is the most common method under SFAS No. 123 for computing fair value. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options which have different characteristics than the Company’s employee stock options. The model is also sensitive to changes in subjective assumptions which can materially affect fair value estimates. As a result, management believes that the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options. The pro forma results are not intended to be indicative of or a projection of future results.

For SFAS No. 123 disclosure purposes, the Company, using the Black-Scholes option pricing model and the weighted-average assumptions included in the table below, has computed the value of all options for shares of common stock granted to employees. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	Year Ended December 31,
Assumptions	2005	2004	2003

Risk-free interest rate	4.0%	3.4%	3.2%
Expected life in years	5	5	5
Expected volatility	43%	49%	40%
Expected dividend yield	0%	0%	0%
Estimated weighted-average fair value of options granted per share	$7.36	$3.72	$3.28

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Deferral Plan for Outside Directors

The Company has adopted the IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors (the “Director Plan”). Directors can elect to receive up to 100% of their board compensation in restricted stock or restricted stock units. All restricted stock is granted at a price equal to the estimated fair value of the common stock at the date of grant as determined by the compensation committee. The restricted stock generally vests over a three-year period. As of December 31, 2005, there are 250,000 shares of common stock reserved for issuance under the Director Plan. Under the Director Plan, the compensation committee reserved a number of the Company’s common stock treasury shares sufficient to cover the current obligations under the Director Plan for issuance to the board of directors in lieu of fees otherwise payable in cash. During the years ended December 31, 2005, 2004 and 2003, 16,812, 3,094 and 3,771 shares, respectively, of restricted stock and restricted stock units were granted to members of the board of directors under the Director Plan.

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2005, 2004 and 2003 was $13.73, $8.00 and $10.51, respectively. The fair value of the restricted shares on the date of the grant is recognized as expense ratably over the vesting period. During the years ended December 31, 2005, 2004 and 2003, deferred stock compensation of $231,000, $25,000 and $39,000, respectively, was recorded for the restricted stock grants issued during the years based on the fair value of the shares on the date of grant and is being amortized over three years. During the years ended December 31, 2005, 2004 and 2003, $49,000, $17,000 and $5,000, respectively, was amortized as compensation and benefits expenses in the accompanying consolidated statements of income.

Restricted Stock Plan

The Company has adopted the IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (the “Restricted Plan”). As of December 31, 2005, there are 1,475,000 shares of common stock reserved for issuance under the Restricted Plan. Under the Restricted Plan, the compensation committee reserved a number of the Company’s common stock treasury shares sufficient to cover the current obligations under the Restricted Plan for issuance to the employees and board of directors of the Company.

As of December 31, 2005 and 2004, 1,446,674 and 1,425,424 restricted shares, respectively, under the Restricted Plan were subject to outstanding awards of restricted stock units made to senior officers of the Company and members of the board of directors. Of these shares, 800,212 were granted in 2004 as time-based restricted shares and vest based on a four-year vesting schedule. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. As of December 31, 2005, no restricted treasury shares have been issued.

The weighted-average grant date fair value of the time-based restricted stock units granted during the year ended December 31, 2004 was $8.00. The grant date fair value was determined by the compensation committee primarily based on a valuation performed by an independent third party. The fair value of the restricted shares on the date of the grant is recognized as expense ratably over the vesting period. During the year ended December 31, 2004, deferred stock compensation of $6.4 million was recorded for the time-based restricted stock grants issued during the year based on the fair value of the shares on the date of grant and is being amortized over four years. During the years ended December 31, 2005 and 2004, $1.6 million and $357,000, respectively, was amortized as compensation and benefits expenses related to this grant, in the accompanying consolidated statements of income. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed.

An additional 208,404 to 625,212 restricted shares under the Restricted Plan have been reserved for potential issuance as performance-based restricted shares for the Company’s senior officers and vest based on Company financial performance relative to three-year cumulative performance targets (the “Performance

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Targets”) set by the Company’s compensation committee for the period from January 1, 2005 to December 31, 2007. The compensation expense to be recognized under the performance-based restricted shares will be $4.7 million if the Performance Targets are met. This expense is based on an incremental value calculation between the fair value of the restricted shares and the fair value of the stock options that were exchanged, which is described below. The compensation costs will be recognized in the consolidated financial statements ratably over the period from when it becomes probable that the Performance Targets will be met through the end of the three-year performance period, or December 31, 2007. No compensation costs or deferred stock compensation costs have been recorded in the accompanying consolidated financial statements as of December 31, 2005 and 2004, as it is not possible at this time to determine which, if any, of the Performance Targets will be achieved. If the Performance Targets are not reached, the corresponding performance-based restricted shares will not be issued.

During the quarter ended December 31, 2005, the Company granted 21,250 restricted stock units under the Restricted Plan. These shares vested immediately and $370,000 was recorded directly to compensation and benefits expenses in the accompanying consolidated statements of income for the year ended December 31, 2005 relating to this grant.

Restricted shares are used as an incentive to attract and retain qualified senior officers and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. As part of the implementation of the Restricted Plan and the granting of 1,425,424 restricted shares during the year ended December 31, 2004, as discussed above, the Company’s senior officers and members of the board of directors exchanged a total of 942,600 stock options that had been granted in 2002 at an exercise price of $12.00. The date of the offer to exchange the outstanding $12.00 options for the restricted stock units was September 30, 2004 and the offer was open until October 28, 2004. All individuals eligible for the offer to exchange accepted and tendered their options on or before October 8, 2004. The time-based and performance-based restricted stock units were granted on October 11, 2004.

The Restricted Plan includes a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if employment is terminated or if the individual resigns for “good reason” within 12 months after the effective date of a change in control. This would result in all unamortized deferred stock compensation relating to the time-based restricted shares being recognized as compensation expense at the date of the acceleration, which is the date when both the change in control and the termination in employment have occurred. All performance-based restricted shares would also immediately vest at the date of the acceleration and the Company would take a compensation expense charge equal to the previously unrecognized compensation expenses required to be recorded under the performance-based restricted shares.

Warrants

In connection with their initial investment in the Company, certain shareholders in the gas and power industries (the “Gas and Power Firms”) were granted warrants to purchase an additional 10% ownership interest in the Company, subject to dilution under certain events. The Gas and Power Firms could have purchased up to 5,804,095 shares of Class A common stock, Series 2, upon vesting and exercise of the warrants at an aggregate exercise price of $75 million, or $12.92 per share. The warrants would have vested and become exercisable if the Company’s average monthly revenue from transaction commissions and ancillary and back-office services related to North American power and gas products traded on the Platform (the “Gas and Power Revenues”) exceeded certain revenue thresholds (the “Revenue Threshold”) over a consecutive 12-month period. The measurement period for the Revenue Threshold began on October 1, 2001 and expired on September 30, 2004. If such warrants had vested, the fair value of the warrants would have been recorded as a reduction to revenues in the month that vesting occurred based on the value of the Company at the date of vesting.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For all 12-month periods during the vesting period, the Gas and Power Revenues were substantially less than the Revenue Thresholds. Accordingly, such warrants did not vest and therefore, the Company did not assign any value to the warrants. The warrants expired unvested on September 30, 2004.

Treasury Stock

During the year ended December 31, 2003, the Company received 1,676,232 Class A common stock, Series 2 shares from certain shareholders of the Company related to an order flow commitment shortfall in lieu of cash payments to the Company (Note 14). The Company recorded the receipt of the shares as treasury stock. The Company subsequently reissued 141,924 treasury shares during the year ended December 31, 2003. During the years ended December 31, 2005 and 2004, the Company’s compensation committee reserved 21,250 and 1,425,424 treasury shares, respectively, for potential issuance under the Restricted Plan and 16,812 and 6,865 treasury shares, respectively, for potential issuance under the Director Plan. Treasury stock activity is presented in the accompanying consolidated statements of changes in shareholders’ equity.

Reverse Stock Split

In March 2005, the board of directors approved a reverse stock split, which became effective immediately prior to the November 2005 closing of the initial public offering of the Company’s common stock. The reverse stock split was effected at a ratio of 1 for 4. Following the effective date of the reverse stock split, the par value of the common stock remained at $0.01 per share. As a result, the Company reduced the Class A common stock, Series 1 and Class A common stock, Series 2 in the accompanying consolidated balance sheets by $86,000 and $1.5 million, respectively, with a corresponding increase to additional paid-in capital retroactively for all periods presented. All share and per-share information included in the accompanying consolidated financial statements have also been retroactively adjusted for all periods presented to reflect the 1 for 4 reverse stock split.

12.	Income Taxes

For the years ended December 31, 2005, 2004 and 2003, income before income taxes from domestic operations was $27.3 million, $10.0 million and $386,000, respectively, and income before income taxes from foreign operations was $32.7 million, $23.7 million and $19.5 million, respectively. Details of the income tax provision in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004 and 2003, are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Current tax expense:
Domestic	$11,787	$4,992	$289
Foreign	10,464	7,360	6,662

	22,251	12,352	6,951

Deferred tax benefit:
Domestic	(2,361)	(298)	(402)
Foreign	(305)	(281)	(60)

	(2,666)	(579)	(462)

Total tax expense	$19,585	$11,773	$6,489

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences between the carrying amount of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets (liabilities) as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(In thousands)

Deferred tax assets:
Allowance for doubtful accounts	$68	$53
Book depreciation in excess of tax	1,395	591
Deferred compensation	765	134
Accrued expenses	391	867
Tax credits	666	—
Other	26	4

Total deferred tax assets	3,311	1,649

Deferred tax liabilities:
Capitalization and amortization of software development costs	(2,698)	(2,787)
Property and intangible costs	(1,550)	(2,001)
Tax accrued on undistributed earnings of foreign subsidiaries (pre and post acquisition earnings)	(4,028)	(5,030)
Other	(1,161)	(498)

Total deferred tax liabilities	(9,437)	(10,316)

Net deferred tax liabilities	(6,126)	(8,667)
Net current deferred tax (liabilities) assets	(676)	426

Net noncurrent deferred tax liabilities	$(5,450)	$(9,093)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Year Ended
	December 31,
	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.8	0.5	0.2
Tax credits	(2.7)	(0.5)	(1.2)
Jobs Act repatriation	(3.4)	—	—
Increase in estimate of U.S. residual taxes	3.3	—	—
Other	(0.4)	(0.1)	(1.3)

Total provision for income taxes	32.6%	34.9%	32.7%

The increase in the tax benefit related to the tax credits for the year ended December 31, 2005 is primarily due to the recognition of state research and development tax credit.

The pre and post acquisition undistributed earnings of the Company’s foreign subsidiaries based on the period-end exchange rates totaled $36.8 million and $71.5 million as of December 31, 2005 and 2004,

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

respectively, which will not be subject to U.S. income tax until distributed. The Company has provided for U.S. federal income taxes on these undistributed earnings in the accompanying consolidated statements of income as they are not currently permanently reinvested. During the year ended December 31, 2005, a total of $55.0 million was distributed domestically.

On October 22, 2004, the Jobs Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings in 2004 or 2005, provided certain criteria are met. The deduction would result in an approximate 5.25% federal tax rate on repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

In 2005, the Company completed its evaluation of the repatriation provision and made the determination to repatriate $35.0 million of foreign earnings in accordance with the requirements of the Jobs Act. As a result, the Company recognized a tax benefit of $2.0 million, net of available foreign tax credits. The Company’s chief executive officer and the Company’s board of directors approved a domestic reinvestment plan during the fourth quarter of 2005 and the $35.0 million was repatriated to the U.S.

The Jobs Act tax benefit was offset by tax expense of $2.0 million recorded in the third quarter of 2005 related to an increase to the estimate of U.S. residual taxes due on the remaining undistributed earnings of the Company’s foreign subsidiaries. The impact of this $2.0 million increase in the U.S. residual taxes decreased earnings per share by $0.04 during the year ended December 31, 2005.

13.	Related-Parties

Related-parties include principal owners of the Company and other parties that control or can significantly influence the management or operating policies of the Company. Principal owners include any party that owns more than 10% of the voting interest in or common stock of the Company. During the years ended December 31, 2005, 2004 and 2003, the Company had two shareholders who held more than 10% of the common stock of the Company and are considered related-parties. The Company has classified all companies that had board of director participation as a related-party due to their significant influence over the Company. The Chicago Climate Exchange is considered a related-party due to the founder and Chief Executive Officer of the Chicago Climate Exchange being a member of the Company’s board of directors. Revenues earned from related-parties of the Company totaled $17.5 million, $13.2 million and $12.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Company had $1.8 million and $1.5 million, respectively, in accounts receivable from related-parties.

In 2001, the Company entered into annual order flow commitments with related-party companies, which committed these companies to execute a minimum annual volume of transactions through the Platform. Such order flow commitments expired during the year ended December 31, 2003. See Note 14 for more detail on these related-party order flow commitments.

The Company entered into several foreign exchange forward contracts with a related-party company during the year ended December 31, 2004 (Note 15). The Company paid $1.2 million and $353,000 relating to these hedges during the years ended December 31, 2005 and 2004, respectively, to this related-party company. The Company had a $1.3 million liability to this related-party company as of December 31, 2004 relating to a hedge that expired in June 2005, which is included in accrued liabilities in the accompanying consolidated balance sheets.

During 2001, the Company advanced $500,000 to a senior officer of the Company, with the loan due in five installments of $100,000 over a five-year period. The payments would be forgiven each year based on continued employment by the officer. The forgiveness each year was recorded as compensation and benefits expense in the accompanying consolidated statements of income. As of December 31, 2003, the balance of the

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

note totaled $201,000. The remaining balance was forgiven during the year ended December 31, 2004 in connection with the officer entering into a new employment agreement (Note 15).

The Company had a stock put agreement with Continental Power Exchange, Inc., which is the Company’s predecessor company and which is owned by the chief executive officer of the Company. The stock put was canceled in November 2005. See Note 10 for more detail on this related-party stock put agreement.

14.	Order Flow Commitments

The Company’s Gas and Power Firms executed annual order flow commitments in connection with their investment in the Company, which committed them to transact a minimum volume of various transactions through the Platform. The Company also entered into order flow commitments with seven companies (the “Euro Gas Order Flow Providers”) during November 2001 to trade European gas products on the Platform.

Gas and Power Firms’ Commitments

Under the terms of the Gas and Power Firms’ annual order flow agreement, the Gas and Power Firms committed as a group to enter into an annual minimum volume of executed North American power and gas transactions through the Platform. The Gas and Power Firms’ annual order flow commitments reset each year and were for a two-year period, which began in July 2001 and expired in June 2003. Under the terms of this agreement, in the event that the Gas and Power Firms failed to meet the minimum volume of transactions specified in the agreement, imputed on a month-to-date basis, the Gas and Power Firms were billed for the difference between the imputed monthly minimum commitment and any actual executed transactions by the members or their affiliates, multiplied by an imputed commission rate. To the extent that the Gas and Power Firms transacted sufficient volume to satisfy the order flow commitments at any point in the annual commitment period, any amounts previously billed as order flow shortfall were refunded to the Gas and Power Firms. Therefore, monthly billings related to unmet order flow commitments were recorded as deferred revenue and not recognized until the end of the annual commitment periods as these amounts were potentially refundable.

For the year ended December 31, 2003, the Company recognized $6.4 million in transaction fee revenues related to unmet Gas and Power Firms’ annual order flow commitment for the commitment period that expired during the year. A portion of the shortfall was paid in cash and the remainder was satisfied through the delivery to the Company of shares of the Company’s Class A common stock, Series 2 (Note 11). The fair market value of the Company’s common stock received from the Gas and Power Firms was in excess of the contractual obligation owed under the order flow shortfall. However, the Company only recognized revenues to the extent of the contractual order flow commitment.

Euro Gas Order Flow Providers’ Commitments

The Euro Gas Order Flow Providers individually committed to enter into executed transactions for European gas (“Euro Gas”) product groups through the Platform which resulted in annual or monthly minimum transaction payments to the Company. The Euro Gas Order Flow Providers’ order flow commitments began in January 2002 and continued through December 2004. Under the terms of such order flow agreements, in the event that the Euro Gas Order Flow Providers failed to execute the annual or monthly required minimum transactions, the Euro Gas Order Flow Providers paid to the Company the difference in transaction fees actually paid and minimum payments required under the order flow agreements. During the years ended December 31, 2004 and 2003, the Company recognized $1.1 million and $764,000, respectively, in transaction fee revenues related to unmet Euro Gas Order Flow Providers’ order flow commitments for commitment periods that expired during such years.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Euro Gas Order Flow Providers originally received reduced commission rates for executed transactions for Euro Gas products as a result of their commitments in the order flow agreements. However, beginning in March 2003, the Company reduced commission rates for all other customers to be equal to the Euro Gas Order Flow Providers commission rates. The order flow agreements also required the Company to distribute to the Euro Gas Order Flow Providers their respective share of a revenue sharing pool annually through 2006. The revenue sharing pool was equal to 20% of the transaction fee revenues earned by the Company from trading of all Euro Gas product groups, subject to certain adjustments. The Euro Gas Order Flow Providers do not share in the revenue sharing pool, for the current year and for all future years, if they do not trade a minimum annual volume of executed transactions for Euro Gas product groups through the Platform to become an eligible order flow provider. For the year ended December 31, 2003, the Company paid $61,000 relating to the revenue sharing pool to certain Euro Gas Order Flow Providers that qualified as eligible order flow providers. The Company recorded the revenue sharing pool amounts payable to the Euro Gas Order Flow Providers as a reduction to transaction fee revenues.

As of December 31, 2003, none of the Euro Gas Order Flow Providers qualified as eligible order flow providers. Under the terms of the Euro Gas Order Flow Providers’ commitments, the Company is therefore, no longer required to accrue or pay any amounts relating to the revenue sharing pools subsequent to December 31, 2003.

15.	Commitments and Contingencies

Leases

The Company leases office space, equipment facilities, and certain computer equipment. As of December 31, 2005, future minimum lease payments under these noncancelable operating agreements are as follows (in thousands):

2006	$2,149
2007	1,214
2008	868
2009	110
2010	25

$4,366

As of December 31, 2004, the Company had capital lease obligations of $482,000. The amortization of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated statements of income and totaled $1.1 million, $1.2 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Rental expense amounted to $4.4 million, $5.3 million and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Licensing Agreement

In March 2002, the Company entered into a long-term, non-exclusive licensing agreement with a third party, which granted the use of the third party’s patent to the Company and its majority-owned and controlled affiliates. The patent relates to automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform. The license of the patent provides legal certainty to traders, clearing banks and brokers wishing to utilize the Company’s Platform for trading futures contracts from within the U.S. Under the agreement, the Company is required to pay minimum annual license fees of $2.0 million beginning April 5, 2002 through the expiration date of the patent in February 2007 along with additional royalty payments calculated quarterly. The agreement covers the

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company’s use of the patent in certain markets including energy, certain metals, weather, sulfur and nitrogen pollution allowances and financial products specifically related to products in these markets.

The Company recorded amortization expense of $2.0 million during the years ended December 31, 2005, 2004 and 2003 relating to the licensing agreement. As of December 31, 2005 and 2004, the balance of $500,000 relating to the unamortized annual license fee payment is included in prepaid expenses in the accompanying consolidated balance sheets. The Company paid royalty payments of $1.5 million, $32,000 and $14,000 during the years ended December 31, 2005, 2004 and 2003, which were recorded as selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004 and 2003.

Employment Agreements

The Company has entered into employment agreements with all of its corporate officers. If the corporate officers are terminated without cause, the employment agreements result in separation payments ranging from six months to three years of the corporate officer’s annual base salary. In some cases, the employment agreements also stipulate an additional payment for bonus compensation for the balance of the term of the employment agreement. Also, certain employment agreements have provisions that provide for termination payments following a change of control and corresponding loss of employment, which generally provide for base salary, bonus payment, benefits continuation for the full term of the employment agreement (ranging from one to three years), gross up payment for any excise taxes due under Section 4999 of the Internal Revenue Code of 1986 and the acceleration of vesting of any stock options granted after the execution of the employment agreements.

The Company’s U.K. subsidiaries, in accordance with normal U.K. practice, have entered into employment agreements with all of its employees. The employment agreements require a severance notice ranging from one to six months.

Legal Proceedings

In November 2002, the New York Mercantile Exchange, Inc. (“NYMEX”) filed suit against the Company in United States District Court, Southern District of New York. In the suit, NYMEX alleges that the Company has infringed certain intellectual property rights of NYMEX through the use of settlement prices of futures contracts listed on NYMEX and references to NYMEX in describing products traded on the Platform. In September 2004, the Company filed a motion for summary judgment seeking judgment as a matter of law with respect to the claims in NYMEX’s complaint. In November 2004, NYMEX filed a cross motion for summary judgment seeking judgment as a matter of law regarding the issue of copyrightability of its settlement prices and with respect to its claim that the Company tortiously interfered with a contract between NYMEX and the party from which the Company licenses NYMEX’s settlement prices. On September 29, 2005, the court granted the Company’s motion for summary judgment dismissing all claims brought by NYMEX. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and that the Company had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. NYMEX has filed an appeal with respect to the copyright claims and state law claims, but not the federal trademark claims, and the case is presently pending before the Second Circuit Court of Appeals. NYMEX may also proceed with its dilution and tortious interference claims in state court. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

The Company is subject to other potential legal proceedings and claims which arise in the ordinary course of business. The Company has concluded that these proceedings and claims have not proceeded sufficiently

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

for their likely outcomes to be determinable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to these proceedings and claims.

Foreign Currency Hedging Transactions

A significant portion of the Company’s revenues, earnings and net assets are exposed to changes in foreign exchange rates, primarily relating to the operations of ICE Futures and the other U.K.-based subsidiaries in relation to pounds sterling. For the years ended December 31, 2005, 2004 and 2003, the U.K. subsidiaries’ average exchange rate of pounds sterling to the U.S. dollar, which was used to translate the U.K. subsidiaries’ revenues and expenses into U.S. dollars, was 1.8128, 1.8296 and 1.6341, respectively. The appreciation of pounds sterling relative to the U.S. dollar has had a significant impact on the Company’s operating results due to the significance of our U.K-based subsidiaries’ operations (Note 19). The Company seeks to manage its foreign exchange risk and exposure in part through operational means, including managing expected local currency revenues in relation to local currency expenses (primarily through billing certain ICE Futures fees in U.S. dollars) and local currency assets in relation to local currency liabilities (primarily through converting the U.K. subsidiaries cash to U.S. dollar denominated investments). In addition, as discussed in Note 2, the Company entered into forward exchange instruments during the years ended December 31, 2004 and 2003 to protect a portion of the net investments in its foreign subsidiaries from adverse fluctuations in foreign exchange rates.

The foreign exchange forward contract derivative financial instruments had maturities ranging from two months to eight months. As of December 31, 2004, the Company had hedged $24.9 million of the $58.2 million in foreign subsidiaries net assets held in pounds sterling based on the year-end exchange rates. The Company did not have any derivative financial instruments as of December 31, 2005. Under SFAS No. 133, changes in the fair value of these derivative financial instruments are recognized as a component of accumulated other comprehensive income, to offset the change in value of the net investment being hedged. For the years ended December 31, 2005, 2004 and 2003, $66,000, ($2.1 million) and ($441,000), respectively, of gains (losses), net of taxes, relating to the derivative financial instruments were recorded in accumulated other comprehensive income in the accompanying consolidated statements of comprehensive income. As of December 31, 2004, $1.3 million relating to the derivative financial instruments was included in accrued liabilities in the accompanying consolidated balance sheets.

When entered into, the Company formally designates and documents the derivative financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instruments and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are offset by changes in the fair value or cash flows of the underlying exposures being hedged. The Company’s derivatives are OTC financial instruments with liquid markets.

The Company does not enter into derivative financial instruments for trading purposes. The counterparties with whom the Company trades foreign exchange contracts are major U.S. and international financial institutions, including one which is a related-party (Note 13). The Company continually monitors its position with and the credit quality of the financial institutions and does not expect nonperformance by the counterparties.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

16.	Employee Benefit Plans

Employees of the Company are eligible to participate in the Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan for the years ended December 31, 2005, 2004 and 2003 were $669,000, $617,000 and $556,000, respectively. No discretionary or profit sharing contributions were made during the years ended December 31, 2005, 2004 or 2003.

The Company’s U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2005, 2004 and 2003 were $879,000, $790,000 and $750,000, respectively.

17.	Settlement Expense

In January 2004, EBS Dealing Resources, Inc., (“EBS”), filed a complaint against the Company in United States District Court, Southern District of New York, alleging that the Company infringed upon two patents held by EBS related to credit filter technology for electronic brokerage systems. EBS dropped its claims related to one of its patents. In September 2005, the Company settled the legal action brought by EBS related to the alleged patent infringement. Under the settlement agreement, the Company made a payment of $15.0 million to EBS, and was released from the legal claims brought against it without admitting liability. The payment was classified as “Settlement expense” in the accompanying consolidated statements of income for the year ended December 31, 2005.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

18.	Floor Closure Costs

On April 7, 2005, the Company closed its open-outcry trading floor in London. This was done to take advantage of the increasing acceptance and adoption of electronic trading, and to maintain and enhance the Company’s competitive position. All futures trading is now conducted exclusively on the Company’s electronic platform. The Company recorded floor closure costs of $4.8 million during the second quarter of 2005 in connection with the closure of the open-outcry trading floor. These costs include lease terminations for the building where the floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, and other associated costs, including legal costs and asset impairment charges. This expense was classified as “Floor closure costs” in the accompanying consolidated statements of income, and recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employer’s Accounting for Postemployment Benefits. Liabilities related to the closure costs are classified as “Accrued liabilities” in the accompanying consolidated balance sheets as of December 31, 2005. The following table reflects the components of the floor closure cost charge, and the remaining accrual as of December 31, 2005.

	Floor Closure Cost	Remaining Floor
	Expense-Year	Closure Cost
	Ended	Accrual at
	December 31,	December 31,
	2005	2005
	(In thousands)

Lease termination costs	$2,572	$1,396
Employee termination benefits	1,262	1
Other contract termination costs	273	—
Other associated costs	707	—

Total floor closure costs	$4,814	$1,397

No floor closure costs were incurred in prior periods and no additional closure costs are expected to be incurred. The difference between floor closure expenses incurred during the year ended December 31, 2005, and the related accrued liability remaining at December 31, 2005, is attributable to cash payments of closure costs, non-cash closure costs, and the effects of foreign exchange rates on the closure costs. Payments of floor closure costs for the year ended December 31, 2005 were $2.7 million. All of the Company’s floor closure costs are attributable to the futures business segment.

19.	Segment Reporting

The Company’s principal business segments consist of its OTC business, its futures business, and its market data business. The operations of ICE Markets US, ICE Markets Corporation, ICE Markets UK and ICE Tech have been included in the OTC business segment as they primarily support the Company’s OTC business operations. The operations of ICE Futures make up the futures business segment and the operations of ICE Data make up the market data business segment. In the prior years, we only reported two business segments, the OTC business segment and the futures business segment. The operating results of ICE Data were previously included in these two business segments. In the current year, the market data business segment has been broken out into its own business segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior year amounts have been reclassified to conform to the current year’s business segment presentation.

Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Financial data for the Company’s business segments and geographic areas are as follows:

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)

Year ended December 31, 2005:
Revenues from external customers	$84,179	$60,082	$11,604	$155,865
Intersegment revenues	11,034	5,108	1,864	18,006
Floor closure costs	—	4,814	—	4,814
Settlement expense	15,000	—	—	15,000
Depreciation and amortization	12,609	2,464	10	15,083
Interest income	1,076	2,013	1	3,090
Interest expense	613	—	—	613
Income tax expense	7,698	9,606	2,281	19,585
Net income	18,335	17,838	4,237	40,410
Total assets	213,518	47,473	4,779	265,770
Capital expenditures and software development costs	9,557	4,150	26	13,733
Goodwill and other intangibles, net	76,054	—	—	76,054
Net cash provided by operating activities	20,459	23,719	5,634	49,812

Geographic areas:

		European
	United States	Union	Total
	(In thousands)

Year ended December 31, 2005:
Revenues	$90,202	$65,663	$155,865
As of December 31, 2005:
Property and equipment, net	11,974	8,374	20,348

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from one customer of the futures business segment comprised 13.3% of the Company’s futures revenues for the year ended December 31, 2005. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2005.

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)

Year ended December 31, 2004:
Revenues from external customers	$49,422	$49,301	$9,691	$108,414
Intersegment revenues	9,160	3,679	1,546	14,385
Depreciation and amortization	14,599	2,415	10	17,024
Interest income	939	1,946	—	2,885
Interest expense	137	—	—	137
Income tax expense	2,509	7,397	1,867	11,773
Net income	4,744	13,738	3,467	21,949
Total assets	148,629	56,300	2,589	207,518
Capital expenditures and software development costs	4,431	2,107	6	6,544
Goodwill and other intangibles, net	86,075	—	—	86,075
Net cash provided by operating activities	17,480	18,703	3,978	40,161

Geographic areas:

		European
	United States	Union	Total
	(In thousands)

Year ended December 31, 2004:
Revenues	$53,009	$55,405	$108,414
As of December 31, 2004:
Property and equipment, net	10,263	9,101	19,364

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from one customer of the futures business segment comprised 14.7% of the Company’s futures revenues for the year ended December 31, 2004. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2004.

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)

Year ended December 31, 2003:
Revenues from external customers	$43,202	$42,802	$7,742	$93,746
Intersegment revenues	5,923	3,198	1,429	10,550
Depreciation and amortization	17,219	2,117	5	19,341
Interest income	463	1,231	—	1,694
Interest expense	80	—	—	80
Income tax expense	307	5,616	566	6,489
Net income (loss)	(2,004)	12,065	3,316	13,377
Total assets	157,575	55,401	1,903	214,879
Capital expenditures and software development costs	4,108	2,650	24	6,782
Goodwill and other intangibles, net	81,448	—	—	81,448
Net cash provided by operating activities	11,855	11,952	3,286	27,093

Geographic areas:

		European
	United States	Union	Total
	(In thousands)

Year ended December 31, 2003:
Revenues	$45,635	$48,111	$93,746
As of December 31, 2003:
Property and equipment, net	15,283	10,342	25,625

Revenues from one customer of the futures business segment comprised 17.4% of the Company’s futures revenues for the year ended December 31, 2003. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2003.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

20.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Basic:
Net income (loss) available to common shareholders	$(20,909)	$21,949	$19,987

Weighted average common shares outstanding	53,218	52,865	54,329

Basic earnings (loss) per common share	$(0.39)	$0.42	$0.37

Diluted:
Weighted average common shares outstanding	53,218	52,865	54,329

Effect of dilutive securities:
Stock options and warrants	—	197	311

Diluted weighted average common shares outstanding	53,218	53,062	54,640

Diluted earnings (loss) per common share	$(0.39)	$0.41	$0.37

The impact of outstanding stock options is considered to be antidilutive in the calculation of diluted earnings per share when a net loss available to common shareholders is reported. The Company’s outstanding stock options have not been included in the computation of diluted earnings per share during the year ended December 31, 2005 due to the $20.9 million net loss available to common shareholders as a result of the $61.3 million charged to retained earnings related to the redeemable stock put adjustments. Therefore, the Company’s diluted earnings per share is computed in the same manner as basic earnings per share during the year ended December 31, 2005. If the Company had reported net income available to common shareholders during the year ended December 31, 2005, the diluted earnings per share would have been based on 54.4 million in adjusted diluted weighted average common shares outstanding, which includes 1.2 million stock options and restricted stock having a dilutive effect for the year ended December 31, 2005. The 2,862,579 Class B redeemable common shares and substantially all of the Gas and Power Firms’ warrants to purchase 5,804,095 common shares have not been included in the computation of diluted earnings per share during the years ended December 31, 2004 and 2003 when they were outstanding because their effects would be antidilutive.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

21.	Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.

	1st Qtr	2nd Qtr(a)	3rd Qtr(a)	4th Qtr(a)(b)
	(In thousands, except per share amounts)

Year Ended December 31, 2005
Revenues	$31,828	$37,530	$45,245	$41,262
Operating income (loss)	12,408	(1,973)	24,862	20,908
Net income (loss) available to common shareholders	8,870	(6,735)	2,755	(25,799)
Earnings (loss) per common share(c):
Basic	$0.17	$(0.13)	$0.05	$(0.48)
Diluted	$0.17	$(0.13)	$0.05	$(0.48)
Year Ended December 31, 2004
Revenues	$24,213	$26,258	$29,447	$28,496
Operating income	6,878	7,745	9,717	8,054
Net income available to common shareholders	4,622	5,437	7,051	4,839
Earnings per common share(c):
Basic	$0.09	$0.11	$0.13	$0.09
Diluted	$0.09	$0.10	$0.13	$0.09

(a)	The Company recognized ($6.6 million), ($14.1 million) and ($40.6 million) in redemption adjustments to the Redeemable Stock Put during the second, third and fourth quarters of 2005, respectively. This resulted from an increase in the per share fair market value of the Company’s common stock (Note 10).

(b)	The Company recognized $2.3 million in a special fee rebate program during the fourth quarter of 2004. The fee rebate was shown as a reduction to revenues and was designed to promote the electronic futures trading on our Platform (Note 2).

(c)	The annual earnings (loss) per common share may not equal the sum of the individual quarter’s earnings (loss) per common share sum due to rounding.

22.	Subsequent Events (Unaudited)

On February 2, 2006, MBF Clearing Corp. filed a complaint against the Company in the U.S. District Court for the Southern District of New York asserting that the Company has monopoly power in the markets for electronic trading of Brent Crude Oil futures and certain other energy contracts. MBF Clearing claims that actions taken by the Company with respect to MBF Clearing were taken with the intention of foreclosing competition from contracts traded on NYMEX’s electronic trading platform, specifically NYMEX’s planned introduction of electronically traded Brent Crude Oil futures and the continued development of the NYMEX miNY contracts for Henry Hub Natural Gas and Light Sweet Crude Oil futures. MBF Clearing, which is a major NYMEX clearing and trading firm and a market maker for certain NYMEX electronic contracts, alleges that the Company disconnected MBF Clearing’s access to the Company’s trading platform and information from ICE Data in breach of a contract with MBF Clearing and in violation of U.S. antitrust laws in order to preserve the Company’s alleged monopoly position in certain markets. The MBF Clearing complaint also alleges, among other things, that the Company has engaged in coercive dealing and tortious interference with contract and business advantage. The complaint does not specify the amount of damages alleged to have been caused to MBF Clearing but requests that MBF Clearing be awarded treble and punitive damages. The

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company intends to vigorously defend these claims. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

On February 22, 2006, the compensation committee granted 86,434 restricted stock units to certain employees and members of the board of directors of the Company under the 2005 Equity Incentive Plan. The grant date fair value was based on the closing stock price at the date of grant. Of the restricted stock units granted, 72,217 vest over three years and 14,217 vest over one year and they all expire ten years after the date of grant.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(A).	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls.  There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9(B).	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our Board of Directors set forth under the captions “Proposal 1 — Election of Directors — Nominees for Election as Directors at the 2006 Annual Meeting” and “Proposal 1 — Election of Directors — Continuing Directors” in our Proxy Statement for our 2006 Annual Meeting of Stockholders (“2006 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part  I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 401(h) of Regulation S-K), and compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Committees of the Board” in our 2006 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our employees, officers and directors. Our Code of Ethics and Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial and principal accounting officer), as well as all other employees, as indicated above. Our Code of Ethics and Business Conduct also meets the requirements of a code of ethics and business conduct under the New York Stock Exchange listing standards. Our Code of Ethics and Business Conduct is available on our website at www.theice.com under the heading “Investor Resources.” We will also provide a copy of the Code of Ethics and Business Conduct to stockholders at no charge upon written request.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to management compensation set forth under the captions “Proposal 1 — Election of Directors — Directors Compensation”, “Executive Compensation” and “Stock Performance Graph” in our 2006 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Executive Compensation — Report of the Compensation Committee of the Board of Directors on Executive Compensation”, which specifically is not so incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our $0.01 par value common stock by certain persons as set forth under the caption “Stock Ownership” in our 2006 Proxy Statement is incorporated herein by reference. Additionally, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services between us and our independent registered public accounting firm, Ernst & Young LLP is set forth under the caption “Principal Accountant Fees and Services” in our 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report.

(1) Financial Statements

Our consolidated financial statements and the related report of independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2005 and 2004.

•	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

“Schedule II — Consolidated Valuation and Qualifying Accounts” is included as a schedule herein. Schedules not listed have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes, thereto.

(3) Exhibits

See (b) below.

(b) Exhibits

The exhibits listed below under “Index to Exhibits” are filed with or incorporated by reference in this Report. Where such filing is made by incorporation by reference to a previously filed registration statement or report, such registration statement or report is identified in parentheses. We will furnish any exhibit upon request to Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC.
(Registrant)

Date: March 8, 2006

By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Richard V. Spencer, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2005, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or ay of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date

/s/ Jeffrey C. Sprecher Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 8, 2006

/s/ Richard V. Spencer Richard V. Spencer	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	March 8, 2006

/s/ Charles R. Crisp Charles R. Crisp	Director	March 8, 2006

/s/ Jean-Marc Forneri Jean-Marc Forneri	Director	March 8, 2006

/s/ Sir Robert Reid Sir Robert Reid	Director	March 8, 2006

/s/ Frederic V. Salerno Frederic V. Salerno	Director	March 8, 2006

Signatures	Title	Date

/s/ Richard L. Sandor, Ph.D. Richard L. Sandor, Ph.D.	Director	March 8, 2006

/s/ Judith A. Sprieser Judith A. Sprieser	Director	March 8, 2006

/s/ Vincent Tese Vincent Tese	Director	March 8, 2006

INTERCONTINENTALEXCHANGE, INC. AND SUBSIDIARIES

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses(1)	Deductions(2)	End of Year
	(In thousands)

Year Ended December 31, 2005:
Allowance for doubtful accounts	$171	$189	$(99)	$261
Year Ended December 31, 2004:
Allowance for doubtful accounts	$123	$140	$(92)	$171
Year Ended December 31, 2003:
Allowance for doubtful accounts	$446	$435	$(758)	$123

(1)	Additions charged to costs and expenses for the allowance for doubtful accounts are based on our historical collection experiences and management’s assessment of the collectibility of specific accounts. This column also includes the foreign currency translation adjustments.

(2)	Deductions represent the write-off of uncollectible receivables, net of recoveries.

INDEX TO EXHIBITS

The following exhibits are filed with this report. We will furnish any exhibit upon request to IntercontinentalExchange, Inc., Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

Exhibit
Number		Description of Document

3.1	—	Fourth Amended and Restated Certificate of Incorporation of IntercontinentalExchange, Inc.

3.2	—	Amended and Restated Bylaws of IntercontinentalExchange, Inc.

10.1	—	Employment Agreement, dated as of September 27, 2004, between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.2	—	Employment Agreement, dated as of April 14, 2003, between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.3	—	Employment Agreement, dated as of April 14, 2003, between IntercontinentalExchange, Inc. and Richard V. Spencer (incorporated by reference to Exhibit 10.3 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.4	—	Employment Agreement, dated as of May 9, 2003, between IntercontinentalExchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.4 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.5	—	Employment Agreement, dated as of May 9, 2003, between IntercontinentalExchange, Inc. and Edwin D. Marcial (incorporated by reference to Exhibit 10.5 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.6	—	Employment Agreement, dated as of May 24, 2004, between IntercontinentalExchange, Inc. and Johnathan H. Short (incorporated by reference to Exhibit 10.6 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.7	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.8 to our registration statement on Form S-1, filed with the SEC on May 16, 2005, File No. 333-123500).

10.8	—	IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors.

10.9	—	IntercontinentalExchange, Inc. 2004 Restricted Stock Plan.

10.10	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to our registration statement on Form S-1, filed with the SEC on May 16, 2005, File No. 333-123500).

10.11	—	Amendment and Restatement Agreement, dated as of October 9, 2003, between The London Clearing House Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.12 to our registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*

10.12	—	Clearing Services Agreement, dated as of October 2003, between The International Petroleum Exchange of London Limited and The London Clearing House Limited (incorporated by reference to Exhibit 10.13 to our registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*

10.13	—	TRS — Application Services Agreement, dated as of April 21, 2001, between The International Petroleum Exchange of London Limited and LIFFE Services Company Limited (incorporated by reference to Exhibit 10.14 to our registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*

10.14	—	Credit Agreement, dated as of November 17, 2004, between IntercontinentalExchange, Inc. and Wachovia, National Association (incorporated by reference to Exhibit 10.15 to our registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).

10.15	—	Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to our registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).

Exhibit
Number		Description of Document

10.16	—	Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to our registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*

10.17	—	Licensing and Services Agreement, dated as of July 1, 2003, between IntercontinentalExchange, Inc. and Chicago Climate Exchange, Inc. (incorporated by reference to Exhibit 10.18 to our registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).

10.18	—	AT&T Master Agreement (MA Reference No. MA 35708) and Addendum to Master Agreement, dated as of April 8, 2002, between AT&T Corporation and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.19 to our registration statement on Form S-1, filed with the SEC on June 13, 2005, File No. 333-123500).

10.19	—	Lease of Part (Offices) (WTC/Q/W) (Part): 2.18.1), dated April 24, 1996, between Clipper Investments Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.20 to our registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*

10.20	—	Resident Member’s Agreement, dated as of December 2, 1983, between St. Katharine-By-The-Tower Limited and Aegis Insurance Services Limited (incorporated by reference to Exhibit 10.21 to our registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*

10.21	—	Resident Member’s Agreement, dated as of November 28, 1991, between St. Katharine-By-The-Tower Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.22 to our registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*

10.22	—	Lease of Part (Offices) (Suite Ref. 2.17), dated as of April 28, 2003, between Inter One Limited and Inter Two Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.23 to our registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*

10.23	—	First Amendment to Credit Agreement, dated as of June 9, 2005, between IntercontinentalExchange, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.24 to our registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).

10.24	—	Deed of Novation, dated July 22, 2005, between The International Petroleum Exchange of London Limited, LIFFE Services Limited, Atos Euronext Market Solutions Limited, and LIFFE Administration and Management (incorporated by reference to Exhibit 10.25 to our registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).

10.25	—	Settlement Agreement, dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to our registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).

10.26	—	Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*

10.27	—	Second Amendment to Credit Agreement, dated as of October 18, 2005, between IntercontinentalExchange, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.27 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.28	—	Consultancy Agreement, dated as of October 24, 2005, between The International Petroleum Exchange of London and Richard Ward (incorporated by reference to Exhibit 10.28 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.29	—	Letter Agreement, dated as of October 24, 2005, between The International Petroleum Exchange of London and Richard Ward (incorporated by reference to Exhibit 10.29 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.30	—	Form of Registration Rights Agreement by and among IntercontinentalExchange, Inc. and the parties listed in Annex A thereto (incorporated by reference to Exhibit 10.30 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

Exhibit
Number		Description of Document

10.31	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.32	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.33	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to our registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

21.1	—	Subsidiaries of IntercontinentalExchange, Inc.

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (included with signature page hereto).

31.1	—	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a — 14(a)/15d — 14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment has been previously granted to portions of this exhibit by the SEC.