Form 10-Q
period 2006-03-31
INTERCONTINENTALEXCHANGE INC
filed 2006-05-02
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(770) 857-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 28, 2006, the number of shares of IntercontinentalExchange common stock outstanding was 55,563,696, comprised of 20,600,858 shares of Common Stock, 661,715 shares of Class A Common Stock, Series 1, and 34,301,123 shares of Class A Common Stock, Series 2.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2006

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,198	$20,002
Restricted cash	12,942	12,578
Short-term investments	133,893	111,181
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $299 and $261 at March 31, 2006 and December 31, 2005, respectively	18,414	13,000
Related-parties	2,343	1,773
Prepaid expenses and other current assets	6,145	5,481

Total current assets	181,935	164,015

Property and equipment, net	21,556	20,348

Other noncurrent assets:
Goodwill, net	74,850	73,967
Other intangible assets, net	1,804	2,087
Long-term investments	8,618	2,296
Other noncurrent assets	2,933	3,057

Total other noncurrent assets	88,205	81,407

Total assets	$291,696	$265,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,719	$1,697
Accrued salaries and benefits	4,475	8,916
Accrued liabilities, including $197 to a related-party at December 31, 2005	5,550	5,396
Income taxes payable	13,437	8,512
Current deferred tax liability, net	638	676
Deferred revenue	1,430	1,197

Total current liabilities	28,249	26,394

Noncurrent liabilities:
Noncurrent deferred tax liability, net	5,468	5,450
Other noncurrent liabilities	1,318	1,303

Total noncurrent liabilities	6,786	6,753

Total liabilities	35,035	33,147

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 20,567 and 18,400 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	206	184
Class A common stock, Series 1, $.01 par value; 5,725 shares authorized; 696 and 2,863 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	7	29
Class A common stock, Series 2, $.01 par value; 75,000 shares authorized; 35,860 and 35,782 shares issued at March 31, 2006 and December 31, 2005, respectively; 34,301 and 34,248 shares outstanding at March 31, 2006 and December 31, 2005, respectively	359	358
Treasury stock, at cost; 1,559 and 1,534 Class A common stock, Series 2 shares at March 31, 2006 and December 31, 2005, respectively	(7,312)	(5,541)
Additional paid-in capital	175,623	177,602
Deferred stock compensation	—	(6,899)
Retained earnings	67,575	47,911
Accumulated other comprehensive income	20,203	18,979

Total shareholders’ equity	256,661	232,623

Total liabilities and shareholders’ equity	$291,696	$265,770

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Transaction fees, net (including $5,189 and $2,704 with related-parties for the three months ended March 31, 2006 and 2005, respectively)	$43,235	$27,085
Market data fees (including $60 and $57 with related-parties for the three months ended March 31, 2006 and 2005, respectively)	6,022	3,482
Other (including $469 and $538 with related-parties for the three months ended March 31, 2006 and 2005, respectively)	1,025	1,261

Total revenues	50,282	31,828

Operating expenses:
Compensation and benefits	10,617	7,886
Professional services	2,690	3,200
Selling, general and administrative	6,134	4,376
Depreciation and amortization	3,188	3,958

Total operating expenses	22,629	19,420

Operating income	27,653	12,408

Other income (expense):
Interest income	1,178	666
Interest expense	(63)	(163)
Other income (expense), net	(7)	489

Total other income, net	1,108	992

Income before income taxes	28,761	13,400
Income tax expense	9,097	4,530

Net income	$19,664	$8,870

Earnings per common share:
Basic	$0.35	$0.17

Diluted	$0.33	$0.17

Weighted average common shares outstanding:
Basic	55,533	52,866

Diluted	58,972	53,063

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

												Accumulated Other
			Class A									Comprehensive Income
			Common		Class A							Net Unrealized Gain (Loss) from
	Common		Stock,		Common Stock,				Additional	Deferred		Foreign	Available-		Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Hedging	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Securities	Derivatives	Equity
Balance, January 1, 2005	—	$—	2,863	$29	51,537	$515	(1,534)	$(5,541)	$39,886	$(6,087)	$68,820	$37,043	$—	$(2,516)	$132,149
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(15,705)	91	66	(15,548)
Exercise of common stock options	—	—	—	—	145	2	—	—	864	—	—	—	—	—	866
Issuance of restricted stock	—	—	—	—	—	—	—	—	2,837	(2,467)	—	—	—	—	370
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,655	—	—	—	—	1,655
Redemption adjustments to redeemable stock put	—	—	—	—	—	—	—	—	—	—	(61,319)	—	—	—	(61,319)
Cancellation of redeemable stock put	—	—	—	—	—	—	—	—	78,901	—	—	—	—	—	78,901
Issuance of common stock	2,500	25	—	—	—	—	—	—	55,114	—	—	—	—	—	55,139
Conversion of Class A common stock, Series 2 into common stock	15,900	159	—	—	(15,900)	(159)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	40,410	—	—	—	40,410

Balance, December 31, 2005	18,400	184	2,863	29	35,782	358	(1,534)	(5,541)	177,602	(6,899)	47,911	21,338	91	(2,450)	232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	1,360	(136)	—	1,224
Exercise of common stock options	—	—	—	—	78	1	—	—	950	—	—	—	—	—	951
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 into common stock	2,167	22	(2,167)	(22)	—	—	—	—	—	—	—	—	—	—	—
Treasury shares received for stock option tax payment	—	—	—	—	—	—	(25)	(1,771)	—	—	—	—	—	—	(1,771)
Stock-based compensation	—	—	—	—	—	—	—	—	2,340	—	—	—	—	—	2,340
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	1,649	—	—	—	—	—	1,649
Additional costs related to issuance of common stock	—	—	—	—	—	—	—	—	(19)	—	—	—	—	—	(19)
Net income	—	—	—	—	—	—	—	—	—	—	19,664	—	—	—	19,664

Balance, March 31, 2006	20,567	$206	696	$7	35,860	$359	(1,559)	$(7,312)	$175,623	$—	$67,575	$22,698	$(45)	$(2,450)	$256,661

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net income	$19,664	$8,870
Other comprehensive income:
Foreign currency translation adjustments	1,360	(3,100)
Change in available-for-sale securities	(136)	—
Change in fair value of derivatives	—	(23)

Comprehensive income	$20,888	$5,747

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net income	$19,664	$8,870

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,188	3,958
Amortization of revolving credit facility issuance costs	38	24
Allowance for doubtful accounts	49	(5)
Net realized gains on sales of available-for-sale investments	(1,409)	(52)
Stock-based compensation	2,218	405
Deferred taxes	(36)	(223)
Excess tax benefits from stock-based compensation	(1,529)	—
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(5,407)	(2,617)
Related-parties	(570)	(132)
Prepaid expenses and other current assets	(863)	(529)
Noncurrent assets	105	14
Accounts payable	1,016	814
Income taxes payable	6,513	2,942
Deferred revenue	229	(269)
Accrued salaries and benefits, and other accrued liabilities	(6,130)	(4,879)

Total adjustments	(2,588)	(549)

Net cash provided by operating activities	17,076	8,321

Investing activities
Capital expenditures	(1,861)	(183)
Capitalized software development costs	(1,457)	(1,380)
Proceeds from sales of available-for-sale investments	26,630	52
Purchases of available-for-sale investments	(54,371)	(6,700)
Increase in restricted cash	(216)	—

Net cash used in investing activities	(31,275)	(8,211)

Financing activities
Payments on capital lease obligations	—	(482)
Repayments of revolving credit facility	—	(12,000)
Excess tax benefits from stock-based compensation	1,529	—
Payments relating to initial public offering of common stock	(19)	(1,739)
Proceeds from exercise of common stock options	951	2

Net cash provided by (used in) financing activities	2,461	(14,219)

Effect of exchange rate changes on cash and cash equivalents	(66)	(1,662)

Net decrease in cash and cash equivalents	(11,804)	(15,771)
Cash and cash equivalents, beginning of period	20,002	61,199

Cash and cash equivalents, end of period	$8,198	$45,428

Supplemental cash flow disclosure
Cash paid for income taxes	$2,775	$520

Cash paid for interest	$29	$118

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) operates the leading global electronic marketplace (the “Platform”) for facilitating trade execution in futures and over-the-counter (“OTC”) energy commodities and derivative financial products. The Company owns 100% of ICE Futures Holdings Plc, which is the sole shareholder of ICE Futures. ICE Futures operates as a United Kingdom (“U.K.”) Recognized Investment Exchange (“RIE”) in London, England, for the purpose of trading energy commodity futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary and Singapore.
     As an RIE, ICE Futures is subject to supervision in the U.K. by the Financial Services Authority in accordance with the Financial Services and Markets Act 2000. ICE Futures is responsible for properly supervising its markets as a self-regulatory organization, and for maintaining financial resources sufficient for the proper performance of its functions as a RIE, and, in order to satisfy this requirement, is obligated to maintain a minimum amount of liquid financial assets at all times.
     The Company currently operates its OTC markets as an exempt commercial market (“ECM”) pursuant to the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission (“CFTC”). As an ECM, the Company is required to file a notice with the CFTC, provide the CFTC with access to its trading system and respond to requests for information or records from the CFTC.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2005. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The accompanying unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
     Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. Other revenues of $796,000 were reclassified to market data fee revenues for the three months ended March 31, 2005.
3. Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R)

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006.
     The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expenses over the requisite service period in the Company’s consolidated financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expenses have been recognized in the Company’s consolidated statements of income for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     As stock-based compensation expenses recognized in the accompanying unaudited consolidated statement of income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The Company also did not estimate any forfeitures for the restricted stock grants in 2004 and 2005. At the adoption of SFAS No. 123(R), the Company is required to record a cumulative adjustment to reverse compensation costs that would not have been recorded if forfeitures had been estimated. Therefore, the Company recorded a cumulative adjustment of $440,000 for the three months ended March 31, 2006 to reduce compensation costs that were actually recognized in the Company’s consolidated financial statements during 2004 and 2005 relating to the restricted stock compensation expense amortization. The Company is not required to adjust the pro forma SFAS No. 123 disclosures.
     Adopters of SFAS No. 123(R) are required to calculate their historical additional paid-in capital pool (“APIC Pool”) for the period of 1995 to 2005 at such time that excess tax deficiencies arise in connection with stock-based compensation. Under SFAS No. 123(R), a company may use one of two methods to calculate its historical APIC Pool. A company may elect to calculate its initial pool of excess tax benefits pursuant to the method described in paragraph 81 of SFAS No. 123(R) or pursuant to the method described in FSP No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Generally, the pool of excess tax benefits that is available to offset future excess tax deficiencies is based on the amounts that would have been recognized under SFAS No. 123 and SFAS No. 123(R) as if the company had always applied those standards for recognition purposes.
     The Company has not yet elected which method it will choose to calculate its historical APIC Pool balance. However, prior to January 1, 2006, the Company had not reported any taxable income arising in connection with the share-based awards nor has it deducted in its tax returns any compensation related to the share-based awards. Accordingly, there are no tax benefits available to credit toward the historical APIC Pool calculation. As of January 1, 2006, the APIC Pool for the Company is zero under either calculation methodology. The Company will elect a method in accordance with the prescribed time limitation for doing so and understands that the election will dictate the treatment of awards vested as of the date of adoption of SFAS No. 123(R) for purposes of updating its APIC Pool post-adoption. During the three months ended March 31, 2006, excess tax benefits of $1.6 million were

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
recognized as an increase to the APIC Pool balance. Of that amount, $1.5 million were qualifying excess tax benefits that increased the APIC Pool eligible to absorb future write-offs of unrealized deferred tax assets. In accordance with SFAS No. 123(R), the $1.5 million is reported as a financing cash flow in the accompanying unaudited consolidated statement of cash flows.
     No unearned compensation is included in stockholders’ equity under SFAS No. 123(R) for stock options and restricted stock awards granted. Rather, such stock options and restricted stock awards and units are included in stockholders’ equity under SFAS No. 123(R) when services required from employees and directors in exchange for the awards are rendered and expensed. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reversed the December 31, 2005 $6.9 million deferred stock compensation balance by a charge to additional paid-in capital.
     Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock, in the accompanying unaudited consolidated statement of income for the three months ended March 31, 2006, was $2.2 million and $653,000, respectively. Employee and director stock-based compensation expenses and the related income tax benefit recognized on the restricted stock in the accompanying unaudited consolidated statement of income for the three months ended March 31, 2005 was $405,000 and $149,000 respectively. As a result of the adoption SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended March 31, 2006 are $290,000 and $200,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s calculation of basic and diluted earnings per share by $0.01 during the three months ended March 31, 2006. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net income and earnings per common share for the three months ended March 31, 2005 would have been as follows:

Three Months Ended
March 31,
2005
(In thousands,
except per share
amounts)
Net income, as reported	$8,870
Add: Stock-based compensation expenses included in reported net income, net of tax	268
Deduct: Total stock-based compensation expenses determined under the fair value method for all awards, net of tax	(1,904)

Net income, pro forma	$7,234

Earnings per common share:
Basic and Diluted — as reported	$0.17

Basic and Diluted — pro forma	$0.14

     The Company will continue to use the Black-Scholes option pricing model for purposes of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company did not grant any stock options during the three months ended March 31, 2006.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
4. Stock Option and Restricted Stock Plans
     The Company has adopted the IntercontinentalExchange, Inc. 2000 Stock Option Plan (the “2000 Stock Option Plan”). As of March 31, 2006, there are 5,250,000 shares of common stock reserved for issuance under the 2000 Stock Option Plan, of which 402,424 shares are available for future issuance as of March 31, 2006.
     The Company has adopted the IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”). The 2005 Equity Incentive Plan allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. As of March 31, 2006, there are 2,125,000 shares reserved for issuance under the 2005 Equity Incentive Plan and 150,184 restricted stock units have been issued and are outstanding as of March 31, 2006. The Company granted 86,434 restricted stock units under the 2005 Equity Incentive Plan during the three months ended March 31, 2006. The grant date fair value of the 86,434 restricted stock units granted during the three months ended March 31, 2006 was $49.23 per share. The grant date fair value was based on the closing stock price at the date of grant. The fair value of the restricted stock units on the date of the grant is recognized as expense ratably over the vesting period, net of estimated forfeitures.
     Stock options are granted at the discretion of the compensation committee of the board of directors. The Company may grant both incentive stock options and nonqualified stock options. Options generally vest over four years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but generally expire 14 days after termination of employment. All stock options were granted at a price equal to the estimated fair value of the common stock at the date of grant. The following is a summary of stock options for the three months ended March 31, 2006:

		Weighted Average
		Exercise Price per
	Number of Options	Option
Outstanding at January 1, 2006	4,787,418	$9.51
Granted	—	—
Exercised	(103,094)	9.22
Forfeited	(89,932)	8.69

Outstanding at March 31, 2006	4,594,392	9.53

     Details of stock options outstanding as of March 31, 2006 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Number of Options	Price	(years)	(In thousands)
Vested or expected to vest	3,958,657	$9.37	7.44	$236,246
Exercisable	2,591,575	$8.73	6.89	$156,336
     The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $6.1 million. As of March 31, 2006, there were $7.0 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years as the stock options vest.
     The Company has also adopted the IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (the “Restricted Plan”). As of March 31, 2006, there are 1,475,000 shares of common stock reserved for issuance under the Restricted Plan, of which 1,446,674 were subject to outstanding awards of restricted stock units made to senior officers of the Company and members of the board of directors. Of these shares, 800,212 were granted in 2004 as time-based restricted shares and vest based on a four-year vesting schedule. The fair value of the restricted shares on the date of the grant is recognized as expense ratably on a straight-line basis over the vesting period. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. As of March 31, 2006, no restricted shares have been issued.
     An additional 208,404 to 625,212 restricted shares under the Restricted Plan have been reserved for potential issuance as performance-based restricted shares for the Company’s senior officers and vest based on Company financial performance relative to three-year cumulative performance targets (the “Performance Targets”) set by the Company’s compensation committee for the period from January 1, 2005 to December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $1.4

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
million if the minimum Performance Targets are met and 208,404 restricted shares are issued, $2.8 million if the target Performance Targets are met and 416,807 restricted shares are issued or $4.2 million if the maximum Performance Targets are met and 625,212 restricted shares are issued. Under SFAS No. 123(R), the Company would recognize compensation costs for awards with performance conditions only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that the performance condition likely will be satisfied, or vice versa, the effect of the change in estimate should be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining requisite service period.
     During the three months ended March 31, 2006, the Company determined that it was probable that the target Performance Targets will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $1.2 million. The remaining $1.6 million in non-cash compensation expenses under the target Performance Targets will be expensed ratably over the remaining requisite service period, currently estimated to be the end of the three-year performance period, or December 31, 2007. If the Performance Targets are not reached, the corresponding performance-based restricted shares will not be issued.
     The following is a summary of the nonvested restricted shares for the three months ended March 31, 2006:

		Weighted Average
		Grant-Date Fair
	Number of	Value
	Restricted Stock Shares	per Share
Nonvested at January 1, 2006	1,260,773	$ 8.73
Granted	87,638	49.50
Vested	(59,960)	(11.77)
Forfeited	—	—

Nonvested at March 31, 2006	1,288,451	$ 11.36

     As of March 31, 2006, there was $10.3 million in total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.3 years as the restricted stock vest.
5. Short-Term and Long-Term Investments
     Short-term and long-term investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of March 31, 2006, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$26,660	$162	$90	$26,732
Municipal bonds	118,291	1	118	118,174

Total	$144,951	$163	$208	$144,906

     During the three months ended March 31, 2005, the Company only invested in Auction Rate Securities (“ARS”). Based on the short-term nature of the 28-day auction rate issues and their market rates, the estimated fair value of the ARS approximates carrying value. Therefore, no unrealized gains or losses were recorded on available-for-sale securities during the three months ended March 31, 2005.
     The contractual maturities of these investments as of March 31, 2006, were as follows (in thousands):

Estimated
Fair Value
Maturities:
Due within 1 year	$51,338
Due within 1 year to 5 years	16,618
Due within 5 years to 10 years	12,420
Due after 10 years	64,530

Total	$144,906

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     As of March 31, 2006, the Company had $133.9 million in short-term investments and $8.6 million in long-term investments. The Company also had $2.4 million of the restricted cash as of March 31, 2006 invested in available-for-sale securities. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.
6. Income Taxes
     For the three months ended March 31, 2006 and 2005, income before income taxes from domestic operations was $19.1 million and $6.1 million, respectively, and income before income taxes from foreign operations was $9.7 million and $7.3 million, respectively. Details of the income tax provision in the accompanying unaudited consolidated statements of income for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Current tax expense:
Domestic	$4,611	$2,330
Foreign	4,575	2,316

	9,186	4,646

Deferred tax benefit:
Domestic	(145)	(51)
Foreign	56	(65)

	(89)	(116)

Total tax expense	$9,097	$4,530

     The Company’s effective tax rate decreased to 31.6% for the three months ended March 31, 2006 from 33.8% for the three months ended March 31, 2005. The effective tax rate for the three months ended March 31, 2006 is lower than the statutory rate primarily due to tax exempt income and a $1.2 million reduction in U.S. residual taxes that was recorded as a discrete item during the three months ended March 31, 2006. The Company expects the 2006 annual effective tax rate to be 35%.
7. Commitments and Contingencies
 Licensing Agreement
     In March 2002, the Company entered into a long-term, non-exclusive licensing agreement with a third party, which granted the use of the third party’s patent to the Company and its majority-owned and controlled affiliates. The patent relates to automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform. The license of the patent provides legal certainty to traders, clearing banks and brokers wishing to utilize the Company’s Platform for trading futures contracts from within the U.S. Under the agreement, the Company is required to pay minimum annual license fees of $2.0 million beginning April 5, 2002 through the expiration date of the patent in February 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the Platform. The agreement covers the Company’s use of the patent in certain markets including energy, certain metals, weather, sulfur and nitrogen pollution allowances and financial products specifically related to products in these markets.
     The Company recorded amortization expense of $500,000 during the three months ended March 31, 2006 and 2005 relating to the licensing agreement. The Company paid royalty payments of $1.0 million and $27,000 during the three months ended March 31, 2006 and 2005, respectively, which were recorded as selling, general and administrative expenses in the accompanying unaudited consolidated statements of income.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
 Legal Proceedings
     In November 2002, the New York Mercantile Exchange, Inc. (“NYMEX”) filed suit against the Company in United States District Court, Southern District of New York. In the suit, NYMEX alleges that the Company has infringed certain intellectual property rights of NYMEX through the use of settlement prices of futures contracts listed on NYMEX and references to NYMEX in describing products traded on the Platform. In September 2004, the Company filed a motion for summary judgment seeking judgment as a matter of law with respect to the claims in NYMEX’s complaint. In September 2005, the court granted the Company’s motion for summary judgment dismissing all claims brought by NYMEX. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and that the Company had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. NYMEX’s trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. NYMEX has filed an appeal with respect to the copyright claims and state law claims, but not the federal trademark claims, and the case is presently pending before the Second Circuit Court of Appeals. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.
     On February 2, 2006, MBF Clearing Corp. filed a complaint against the Company in the U.S. District Court for the Southern District of New York asserting that the Company has monopoly power in the markets for electronic trading of Brent Crude Oil futures and certain other energy contracts. On March 22, 2006, the Company filed a motion to dismiss all of MBF Clearing’s claims in the complaint. Rather than responding to the Company’s motion, MBF Clearing filed an amended complaint narrowing the scope of its claims to focus on the Company’s markets for electronic trading of cleared Brent Crude Oil Futures and cleared Henry Hub Natural Gas contracts. In its lawsuit, MBF Clearing claims that actions taken by the Company with respect to MBF Clearing were taken with the intention of foreclosing competition from contracts presently traded or to be traded on NYMEX’s electronic trading platform, specifically NYMEX’s electronically traded Brent Crude Oil futures contract and NYMEX’s miNY contracts for Henry Hub Natural Gas futures. MBF Clearing, which is a major NYMEX clearing and trading firm and a market maker for certain NYMEX electronic contracts, alleges that the Company disconnected MBF Clearing’s access to the Company’s trading platform and denied MBF Clearing information from ICE Data in breach of a contract with MBF Clearing and in violation of U.S. antitrust laws. The MBF Clearing complaint also alleges, among other things, that the Company has engaged in tortious interference with contract and business advantage. The complaint does not specify the amount of damages alleged to have been caused to MBF Clearing but requests that MBF Clearing be awarded treble and punitive damages. The Company intends to vigorously defend these claims. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.
8. Segment Reporting
     The Company’s principal business segments consist of its OTC business, its futures business, and its market data business. The operations of ICE Futures make up the futures business segment and the operations of ICE Data, L.P. and ICE Data LLP make up the market data business segment. Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments and geographic areas are as follows:

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended March 31, 2006:
Revenues from external customers	$26,586	$19,463	$4,233	$50,282
Intersegment revenues	5,077	2,471	1,227	8,775
Depreciation and amortization	2,660	525	3	3,188
Interest income	672	498	8	1,178
Interest expense	63	—	—	63
Income tax expense	4,275	3,993	829	9,097
Net income	10,706	7,416	1,542	19,664
Total assets	232,180	55,822	3,694	291,696
Capital expenditures and software development costs	2,812	504	2	3,318
Goodwill and other intangibles, net	76,654	—	—	76,654
Net cash provided by operating activities	8,614	7,181	1,281	17,076

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Three Months Ended March 31, 2006:
Revenues from external customers	$28,556	$21,726	$50,282
As of March 31, 2006:
Property and equipment, net	13,222	8,334	21,556
     Revenues from one customer of the futures business segment comprised 11.9% of the Company’s futures revenues for the three months ended March 31, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2006.

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended March 31, 2005:
Revenues from external customers	$16,042	$13,100	$2,686	$31,828
Intersegment revenues	2,274	1,036	430	3,740
Depreciation and amortization	3,327	629	2	3,958
Interest income	210	456	—	666
Interest expense	163	—	—	163
Income tax expense	1,921	2,049	560	4,530
Net income	4,025	3,805	1,040	8,870
Total assets	137,297	58,885	3,280	199,462
Capital expenditures and software development costs	1,106	453	4	1,563
Goodwill and other intangibles, net	84,531	—	—	84,531
Net cash provided by (used in) operating activities	8,420	(1,128)	1,029	8,321
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Three Months Ended March 31, 2005:
Revenues from external customers	$16,998	$14,830	$31,828
As of March 31, 2005:
Property and equipment, net	$9,294	$8,373	$17,667
     Revenues from one customer of the futures business segment comprised 11.4% of the Company’s futures revenues for the three months ended March 31, 2005. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2005.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
9. Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per
	share amounts)
Basic:
Net income	$19,664	$8,870

Weighted average common shares outstanding	55,533	52,866

Basic earnings per common share	$0.35	$0.17

Diluted:
Weighted average common shares outstanding	55,533	52,866

Effect of dilutive securities:
Stock options and restricted shares	3,439	197

Diluted weighted average common shares outstanding	58,972	53,063

Diluted earnings per common share	$0.33	$0.17

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other filings with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment, trends in our industry, increasing competition, technological developments, expectations of various costs, expansion of our market data business, development of new products and services, pursuit of strategic acquisitions and alliances, maintaining existing market participants and attracting new ones, protection of our intellectual property rights, our ability to avoid violating the intellectual property rights of others, changes in domestic and foreign regulations or government policy, adverse litigation results and our ability to gain access to comparable products and services if our key technology contracts were terminated. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with our consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
     We operate the leading electronic global futures and over-the-counter, or OTC, marketplace for trade execution in a broad array of energy products. Currently, we are the only marketplace to offer an integrated electronic platform for trading energy products in both the futures and OTC markets. Through our widely-distributed electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical energy commodities contracts. We operate our business in, and report our financial results based on, three distinct segments: futures markets, OTC markets and market data. Futures markets offer trading in standardized derivative contracts on a regulated exchange and OTC markets offer trading in off-exchange derivative contracts, including contracts that can provide for the physical delivery of an underlying commodity or for financial settlement based on the prices of the underlying commodity. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers.
     On a consolidated basis, we generated $50.3 million in revenues for the three months ended March 31, 2006, a 58.0% increase compared to $31.8 million for the three months ended March 31, 2005. On a consolidated basis, we generated $19.7 million in net income for the three months ended March 31, 2006, a 121.7% increase compared to $8.9 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, 16.7 million contracts were traded in our futures markets and 20.0 million contracts were traded in our OTC markets, up 90.6% from 8.7 million futures contracts traded during the three months ended March 31, 2005 and up 83.9% from 10.9 million OTC contracts traded during the three months ended March 31, 2005.
     Our futures business segment consists primarily of trade execution in futures contracts and options on futures contracts, which we conduct through our subsidiary, ICE Futures. Historically, we offered futures trading both on our electronic platform and on our open-outcry trading floor. We closed our open-outcry trading floor in London on April 7, 2005 and all of our futures trading is now conducted exclusively in our electronic markets. This decision allowed us to maintain and enhance our competitive position in our futures markets, and to take advantage of the increasing demand for electronically traded markets. Our OTC business segment consists of trade execution in OTC energy contracts conducted exclusively on our electronic platform and the provision of trading-related services, including OTC electronic trade confirmation and OTC risk management functionality. Our market data business segment, which we conduct through our subsidiary, ICE Data, consists of the distribution of electronically generated, verifiable energy market data primarily derived from actual trades executed in our marketplace.
Our Business Environment
     Our business is primarily transaction-based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors. Necessarily, the degree of volatility in commodities prices tends to increase trading activity, except in cases of extreme volatility. Higher price volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage or speculative trading. While higher energy prices do not have a direct correlation to our trading volumes, changes in the absolute price level of energy commodities, such as those experienced in recent years in crude oil, can have a significant impact on our trading volumes. Changes in our futures trading volumes and OTC average daily commissions have also been driven by varying levels of liquidity both in our markets and in the broader markets for energy commodities trading, which influence trading volumes across all of the markets we operate. For example, the use of clearing in the OTC markets has served to increase participation in the OTC markets by non-traditional participants. This in turn has increased liquidity in formerly illiquid contracts, and resulted in increased trading activity, particularly in North American natural gas and power markets. Our trading volumes in our futures business segment were also favorably impacted by our transition to electronic trading in April 2005 when the distribution of our futures markets was significantly expanded through increased use of screen-based trading.
     Commodity futures markets are highly regulated and offer trading of standardized contracts. The futures markets are more structured and mature than the institutional markets for OTC energy trading. In our futures business segment, rising demand for, among other things, increased price discovery and risk management tools in the energy sector has driven annual record trading volumes for eight consecutive years at ICE Futures and its predecessor company.
     Unlike the futures markets, the OTC markets generally involve limited regulation and offer customization of contract terms by counterparties. While the OTC markets have matured considerably in recent years, contracts traded in the OTC markets are generally less standardized than the futures markets. These markets have been characterized by less transparency and fragmentation of liquidity. However, we have introduced a number of structural changes to our OTC markets to increase both transparency and liquidity, including the availability of electronic trading, the introduction of cleared OTC contracts and the use of transaction-based indices.
     We introduced the industry’s first cleared OTC energy contracts in North America in March 2002 in the natural gas market. The use of OTC clearing serves to reduce the credit risk associated with bilateral OTC trading by interposing an independent clearinghouse as a counterparty to trades in these contracts. The use of a central clearinghouse rather than the reliance on bilateral trading agreements resulted in more participants becoming active in the OTC markets. In addition, clearing through a central clearinghouse typically offers market participants the ability to reduce the amount of capital required to trade as well as the ability to cross-margin positions in various commodities. Cross-margining means that a participant is able to have offsetting positions taken into account in determining its margin requirements, which could reduce the amount of margin the participant must deposit with the futures commission merchant through which it clears. As a result of the introduction of OTC clearing, the addition of new participants and an improved credit environment in the markets for energy commodities trading, our OTC markets have experienced steady growth, increased price transparency and increased institutionalization.
     We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of energy commodities as a tradable, investable asset class, will support continued secular growth in the global energy markets. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their energy price exposure, we believe there remains considerable opportunity for growth in energy derivatives trading on a global basis.
Variability in Quarterly Comparisons
     In addition to general conditions in the financial markets and in the energy markets in particular, energy trading has historically been subject to variability in trading volumes due primarily to five key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, number of trading days in the period and seasonality. These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results when, for example, these comparisons are between quarters in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.
Products
     We offer products and services to serve the front-, middle- and back-offices of our participants and are well positioned in the energy trading market and risk management operations. For traders, we offer a range of commodity contracts in both our futures and OTC marketplace on a common electronic platform. We offer an electronic trade confirmation system for back office professionals as well as a range of market data services.
     In our futures markets, we offer trading in the ICE Brent Crude and ICE West Texas Intermediate, or WTI, Crude futures contracts. Brent crude is a light, sweet grade of crude oil that serves as the price benchmark to approximately two-thirds of the world’s traded oil products. WTI crude is also a light sweet crude that serves as a global crude oil benchmark. We introduced our WTI contracts in February 2006. We continually develop and launch new products designed to meet market demand and the needs of our participants. The addition of WTI Crude futures to our suite of energy futures and options brings the world’s two most significant crude oil benchmarks together on our trading platform. Also through our futures segment, we list the leading heating oil contract, known as ICE Gas Oil futures. In April 2006, we introduced two new cash-settled futures contracts, the ICE New York Harbor Unleaded Gasoline Blendstock (RBOB) futures contract and the ICE New York Harbor Heating Oil futures contract.
     In our OTC markets, we offer trading in hundreds of natural gas, power and refined oil products on a bilateral basis. At the end of the first quarter of 2006, we also offered over 50 cleared OTC contracts, which account for the majority of our commission revenue. In March 2006, we began the introduction of more than 50 planned additional cleared OTC contracts, with the first 34 cleared contracts launched through the end of April this year.
     On April 6, 2006, the New York Mercantile Exchange, Inc., or NYMEX, and the Chicago Mercantile Exchange Inc., or CME, entered into a definitive technology services agreement. Pursuant to the agreement, NYMEX will list certain energy futures and options contracts on the CME Globex electronic trading platform. The agreement between NYMEX and CME may enhance NYMEX’s ability to compete with the energy contracts traded on our electronic platform. In addition, this agreement may impact our ability to continue to increase our market share. However, we believe we are well positioned to compete with NYMEX on a number of fronts. Responding to customer demand, we introduced our successful ICE WTI Crude futures contract in February 2006, achieving record open interest and trading volumes on a weekly basis. More importantly, we enjoy liquidity in a diverse range of energy contracts across both futures and over-the-counter markets that we believe is not offered by other markets. Our innovative and robust trading platform was designed for energy trading and risk management. Deployed on the desktops of thousands of energy market participants around the world, our electronic platform is an integral tool for energy market participants.
Technology
     Our innovative Internet-accessible trading platform was designed for energy trading and risk management. Deployed on the desktops of thousands of energy market participants around the world, our electronic platform is an integral tool for energy market participants. In addition to our own front-end, participants may select from 12 independent software vendors that are linked to our trading platform. There is also a rapidly growing base of proprietary front-end development around our electronic platform to connect various dealer and prime brokerage systems as well as algorithmic trading systems. Most of our largest customers’ back offices are connected to our platform for back-office purposes to realize the efficiencies of straight-through processing for both futures and OTC trades. From a connectivity perspective, customers can access our redundant data centers in the U.S. and U.K. using the Internet or any one of several private line alternatives, including routing through our recently opened telecommunications hubs in London, Chicago, and starting in May and June, in Singapore and New York.
     We are continuously enhancing our technology to improve our speed and reliability. Since our futures business moved to the screen last April, we have experienced a 10-fold increase in message volume. In order to sustain the scalability of our platform, we have completed a number of hardware and software upgrades that have allowed us to reduce roundtrip time and increase throughput. From a reliability standpoint, we also made system improvements to minimize downtime, particularly as we repeatedly expanded our platform hours to cover 23 hours per day.
     We believe that our electronic platform offers the most comprehensive set of energy markets and functionality available in the industry today. The platform provides a rich set of features for trading futures and options as well as OTC swaps and physical spot and forwards on one screen. OTC trades can be executed and settled bilaterally between counterparties or cleared anonymously. Implied spreading in both futures and OTC markets improves execution, while spreadsheet capabilities embedded into the WebICE front-end allow traders to easily build and deploy simple market-making algorithms.
     We believe our continued focus on distribution, performance, and functionality will enable us to maintain and enhance our technological edge in the energy marketplace.
Segment Reporting
     For financial reporting purposes, our business is divided into three segments: our futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to note 8 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
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

 Our Futures Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our futures business segment:

	Three Months Ended March 31,
	2006	%	2005	%
	(Dollar amounts in thousands)
Revenues(1):
Transaction fees, net(2):
ICE Brent Crude futures	$13,476	61.4%	$8,498	60.1%
Other futures products and options	5,483	25.0	3,560	25.2
Intersegment fees	2,471	11.3	1,036	7.3
Market data fees	37	0.2	181	1.3
Other	467	2.1	861	6.1

Total revenues	21,934	100.0	14,136	100.0

Operating expenses:
Selling, general and administrative expenses(3)	5,772	26.3	6,320	44.7
Intersegment expenses(4)	4,735	21.6	1,973	14.0
Depreciation and amortization	525	2.4	629	4.4

Total operating expenses	11,032	50.3	8,922	63.1

Operating income	10,902	49.7	5,214	36.9
Other income, net	507	2.3	640	4.5
Income tax expense	3,993	18.2	2,049	14.5

Net income	$7,416	33.8%	$3,805	26.9%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $4.0 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Our transaction fees are presented net of rebates.

(3)	Includes compensation and benefits expenses and professional services expenses.

(4)	Intersegment expenses represent fees paid by our futures business segment for support provided by the OTC business segment to operate the electronic trading platform used in our futures business.
     In our futures business segment, we earn fees from both counter-parties to each futures contract or option on futures contract that is traded. In our futures business, we refer to these fees as exchange fees. We derived exchange fees of $19.0 million and $12.1 million for the three months ended March 31, 2006 and 2005, respectively, representing 37.7% and 37.9%, respectively, of our consolidated revenues. A contract is a standardized quantity of the physical commodity underlying each futures contract.
     Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the three months ended March 31, 2006, the average daily quantity of Brent crude oil traded in our markets was 159 million barrels, with an average notional daily value of over $10.1 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes over the past several years.
     The following table presents, for the periods indicated, trading activity in our futures markets for commodity type based on the total number of contracts traded:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Number of futures contracts traded:
ICE Brent Crude futures	10,174	6,162
ICE Gas Oil futures	3,937	2,427
ICE WTI Crude futures(1)	2,316	—
Other(2)	232	150

Total	16,659	8,739

(1)	A fee waiver applied to trade execution for our ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

(2)	Consists primarily of ICE Natural Gas futures, ICE Electricity futures, ICE Brent Crude options, ICE Gas Oil options and ICE ECX CFI futures contracts. The ICE ECX CFI Futures contract is the result of a cooperative relationship between ICE Futures and the Chicago Climate Exchange, Inc. and its subsidiary, the European Climate Exchange. ICE Futures shares in the revenue derived from the ICE ECX CFI futures contract.

     The following chart presents the futures exchange fee revenues by contract traded in our markets for the periods presented:
Futures Transaction Fee Revenues

(1)	Presented net of $2.3 million of exchange fee rebates.
     The following table presents our average daily open interest for our futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. The level of open interest in a contract is often considered a measure of the an exchange’s liquidity in that contract. In general, the higher the level of open interest, the greater the extent it is being used as a hedging and risk management tool. Open interest is also a measure of the health of a market both in terms of the number of contracts which members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by our exchange.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Open Interest — Futures (in contracts):
ICE Brent Crude futures	398	340
ICE Gas Oil futures	225	161
ICE WTI Crude futures	80	—
Other(1)	57	34

Total	760	535

(1)	Consists primarily of ICE Natural Gas futures, ICE Electricity futures, ICE Brent Crude options, ICE Gas Oil options and ICE ECX CFI futures contracts.
     We charge exchange fees to ICE Futures’ 41 clearing members for contracts traded for their own account and for contracts traded on behalf of their customers or local traders. As ICE Futures’ operations are currently centered in London, we consider all revenues derived from exchange fees to be generated in the U.K.
     Historically, the revenues generated in our futures business have been denominated in British pound, which is the functional currency of ICE Futures and related U.K. subsidiaries. We translate these revenues and expenses into U.S. dollars using the average exchange rates for the reporting period. Gains and losses from foreign currency transactions are included in other income (expense) in our consolidated statements of income. We may experience substantial gains or losses from foreign currency transactions given the significant operations of our futures business segment. We record any translation adjustments in accumulated other comprehensive income, a separate component of shareholders’ equity. We have announced that beginning April 1, 2006, we will charge exchange fees in U.S. dollars, rather than the British pound, in our key futures contracts including crude oil and heating oil contracts.

 Our OTC Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our OTC business segment:

	Three Months Ended March 31,
	2006	%	2005	%
	(Dollar amounts in thousands)
Revenues(1):
Transaction fees, net(2):
North American natural gas	$18,323	57.9%	$10,871	59.4%
North American power	4,833	15.3	3,246	17.7
Global oil	438	1.4	436	2.4
Other commodities markets	—	—	116	0.6
Electronic trade confirmation	682	2.1	358	2.0
Intersegment fees	5,077	16.0	2,274	12.4
Market data fees	1,752	5.5	615	3.3
Other	558	1.8	400	2.2

Total revenues	31,663	100.0	18,316	100.0

Operating expenses:
Selling, general and administrative expenses(3)	13,376	42.2	8,921	48.7
Intersegment expenses	1,248	3.9	456	2.5
Depreciation and amortization	2,660	8.4	3,327	18.2

Total operating expenses	17,284	54.6	12,704	69.4

Operating income	14,379	45.4	5,612	30.6
Other income, net	602	1.9	334	1.8
Income tax expense	4,275	13.5	1,921	10.5

Net income	$10,706	33.8%	$4,025	22.0%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $1.7 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Our transaction fees are presented net of rebates.

(3)	Includes compensation and benefits expenses and professional services expenses.
     Revenues in our OTC business segment are generated primarily through commission fees earned from trades executed in our markets. We also receive fees from the provision of electronic trade confirmation services, which primarily relates to bilateral or off-exchange trades. We derived commission fees for OTC trades executed on our electronic platform of $23.6 million and $14.7 million for the three months ended March 31, 2006 and 2005, respectively, or 46.9% and 46.1%, respectively, of our consolidated revenues. For the three months ended March 31, 2006 and 2005, cleared transaction fees represented 68.5% and 61.8% of our total OTC revenues, respectively, net of intersegment fees.
     While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from commission fees paid by participants for each trade that they execute. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded. Commission fees are payable by each counterparty to a trade. We do not risk our own capital by engaging in any trading activities or by extending credit to market participants.
     In addition to our commission fees, a participant that chooses to clear a trade must pay a fee to LCH.Clearnet and another for the services of the relevant member clearing firm, or futures commission merchant. Consistent with our futures business, we derive no direct revenues from the clearing process and participants pay the clearing fees directly to LCH.Clearnet and the futures commission merchants. However, we believe that the introduction of cleared OTC contracts has attracted new participants to our platform, which has led to increased liquidity in our markets. We believe that increased liquidity has led to increased trading volumes in the OTC markets for North

American natural gas and power. Transaction or commission fees derived from our cleared OTC contracts represent an increasing percentage of our total OTC revenues.
     The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our OTC markets, measured in the units indicated in the footnotes:

	Three Months Ended
	March 31,
	2006	2005
	(In millions)
Total Volume — OTC:
North American natural gas(1)	44,906	23,838
North American power(2)	716	417
Global oil(3)	269	104

(1)	Measured in million British thermal units, or MMBtu.

(2)	Measured in megawatt hours.

(3)	Measured in equivalent barrels of oil.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Number of OTC contracts traded:
North American natural gas	17,964	9,535
North American power	1,086	613
Global oil	920	704
Other	—	7

Total	19,970	10,859

     The following chart presents the OTC commission fee revenues by commodity traded in our markets for the periods presented:
OTC Commissions by Commodity

     The following table presents our average weekly open interest for our cleared OTC contracts:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Open Interest – Cleared OTC (in contracts):
North American gas	1,327	837
North American power	384	181
Global oil	26	39

Total	1,737	1,057

 Our Market Data Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Three Months Ended March 31,
	2006	%	2005	%
	(Dollar amounts in thousands)
Revenues(1):
Market data fees	$4,233	77.5%	$2,686	86.2%
Intersegment fees	1,227	22.5	430	13.8

Total revenues	5,460	100.0	3,116	100.0

Operating expenses:
Selling, general and administrative expenses(2)	293	5.4	221	7.1
Intersegment expenses	2,792	51.1	1,311	42.1
Depreciation and amortization	3	0.1	2	—

Total operating expenses	3,088	56.6	1,534	49.2

Operating income	2,372	43.4	1,582	50.8
Other income (expense), net	(1)	—	18	0.6
Income tax expense	829	15.2	560	18.0

Net income	$1,542	28.2%	$1,040	33.4%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $60,000 and $57,000 for the three months ended March 31, 2006 and 2005, respectively.

(2)	Includes compensation and benefits expenses and professional services expenses.
     We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. We also earn subscription fee revenues from OTC daily indices, view only access to the OTC markets, data access fees to both the OTC and futures markets and OTC and futures end of day reports. In addition, we manage the market price validation curves whereby participant companies subscribe to receive consensus market valuations for their commodity positions.
Sources of Revenues
     Our revenues are comprised of transaction fees, market data fees and other revenues.
 Transaction Fees
     Transaction fees, including both futures exchange fees and OTC commission fees, have accounted for, and are expected to continue to account for, a substantial portion of our revenues. Transaction fees consist of exchange fees earned on futures transactions, commission fees earned on OTC transactions and electronic confirmation fees.
     Consolidated transaction fees were $43.2 million and $27.1 million for the three months ended March 31, 2006 and 2005, respectively, and accounted for 86.0% and 85.1% of our consolidated revenues for the three months ended March 31, 2006 and 2005, respectively. Transaction fees, net of intersegment fees, accounted for 97.4% and 92.0% of revenues generated by our futures business segment for the three months ended March 31, 2006 and 2005, respectively, and accounted for 91.3% and 93.7% of revenues generated by our OTC business segment for the three months ended March 31, 2006 and 2005, respectively. Transaction fees are recognized as revenues as services are provided. Transaction fees in our futures business segment are denominated in pounds sterling prior to translation and consolidation.
     In our futures business segment, we charge exchange fees to both the buyer and the seller in each transaction. In this segment, our exchange fees are calculated and collected by LCH.Clearnet on our behalf. Exchange fees are based on the number of contracts traded during each month multiplied by the commission rate. A change to either our commission rate or to the volume of contracts executed through our futures business directly affects the revenues of our futures business. A change in the average exchange rate of pounds sterling to the U.S. dollar also directly affects the revenues and expenses of our futures business. In our futures segment, we derived exchange fees of $19.0 million and $12.1 million for the three months ended March 31, 2006 and 2005, respectively,
     We accept Exchange of Futures for Physical, or EFP, and Exchange of Futures for Swaps, or EFS, transactions from members and their customers. EFP and EFS are trades that occur off exchange and are then reported for registration and clearing onto our futures markets. We have also implemented block trading facilities for members and their customers through which members may bilaterally arrange large volume trades and/or certain complex strategies and then submit these transactions for registration as exchange trades. For these transactions, we charge both the clearing firms of the buyer and seller a premium to the commission rate for trades executed directly on our platform.
     Transaction fees in our futures business segment are presented net of rebates. We have historically granted trade rebates to local floor members to generate market liquidity. Under this arrangement, we rebated a percentage of the exchange fee for contracts bought and sold on our open-outcry trading floor on the same day for the same price. Trade rebates to local floor members amounted to $171,000 for the three months ended March 31, 2005. In connection with the closure of our open-outcry trading floor on April 7, 2005, we discontinued the trade rebate to local floor members. From time to time we may enter into market maker agreements with certain participants to make markets in certain contracts on our electronic platform.
     In our OTC business segment, we charge commission fees to both the buyer and the seller in each transaction executed on our platform. The commission fees are based on the underlying commodity volume of each product traded multiplied by the commission rate for that product. We also accept transactions that participants execute off-platform but wish to have processed for clearing. For these transactions, we charge both the buyer and seller, but at typically half the commission rate for on-platform execution. LCH.Clearnet performs the commission fee calculation and collection function for the majority of our trades. The transaction fees in our OTC business segment also include fees derived from our electronic trade confirmation service, in which we charge a standard fee across all products for each trade confirmation successfully submitted by a participant. In our OTC segment, we derived commission fees for OTC trades executed on our electronic platform of $23.6 million and $14.7 million for the three months ended March 31, 2006 and 2005, respectively.
     Changes in the volume of contracts traded on our electronic platform and in our commission rates directly affect transaction fees in our OTC segment. Since launching our electronic markets in 2000, we have, in limited circumstances, adjusted our commission rates or waived our commissions with respect to certain products. We have, for example, waived commission fees on our WTI oil bullet swap contract (which has since been transitioned to a futures contract) for the period from November 2004 through January 2006 and on our ICE WTI Crude futures contract for the months of February 2006 and March 2006. We continue to evaluate our commission rates on a regular basis.
 Market Data Fees
     Consolidated market data fees were $6.0 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively. Market data fees consist of terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets through ICE Data. We invoice these data vendors monthly for terminal fees based on the number of terminals that carry our futures market data. Each data vendor also pays an annual license fee to us. Annual license fee revenues are deferred and amortized ratably over the period for which services are provided.
     Market data fees consist of data access fees that we have historically charged to participants or customers that were not active traders that were registered to trade or view OTC natural gas and power products on our electronic platform. The data access fees were based on their historical trading activity and the number of users the participant firm has registered to trade on our platform. We recognize the difference between the monthly data access fee for a given participant and the actual amount of commission fees generated by such participant for trading activity in that month as data access revenues. Beginning in March 2006, we changed the methodology for charging OTC data access fees. The OTC data access fees are now charged based upon the number of individual users having access to our platform (both trading and view only access) instead of at the participant or customer level for the less active participants. We also began to charge data access fees in our futures business segment beginning in February 2006, also at the individual user level. The futures data access fees replaced the futures system user fees that were previously charged to our futures exchange members.
     Market data fees also consist of subscription fees that we receive from market participants that subscribe to our OTC market data services through ICE Data. ICE Data has an exclusive license to use our OTC market data and publishes the ICE Data end of day report, ICE daily indices, as well as market price validation curves, which are available to subscribers for a monthly subscription fee. ICE Data also markets real-time view only screen access to OTC markets and charges subscribers a fee that varies depending on the number of users and the markets accessed at each subscribing company. The revenues we receive from market data fees are deferred and amortized ratably over the period for which services are provided.
 Other Revenues
     Other revenues include revenues generated from membership fees charged to our futures exchange members, training seminars, communication charges and equipment rentals, and fees charged to the Chicago Climate Exchange, or CCX. We generated other revenues of $1.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively.
     In our futures business, we generate revenues from, among other things, annual membership and subscription fees charged to ICE Futures members. We recorded fees related to futures exchange membership and subscription fees of $298,000 and $273,000 for the three months ended March 31, 2006 and 2005, respectively. We defer revenues derived from membership and subscription fees and amortize them ratably over the period for which services are provided.
     We recognize revenues generated from training seminars and communication charges and equipment rentals as services are provided. Of the other revenues, $335,000 for the three months ended March 31, 2005 relate to revenues generated from communication charges and equipment rentals relating to the futures business floor operations. We no longer charge our futures participants for these costs subsequent to the closure of the open-outcry trading floor on April 7, 2005.
     Other revenues include fees charged to CCX, a self-regulated exchange that administers a voluntary multi-sector greenhouse gas reduction and trading program for North America. We, through our OTC business segment, have been contracted to provide, design and service CCX’s electronic trading platform in the United States. We charge licensing and service fees in advance to CCX on a monthly basis and these fees are recognized as services are provided. We also have an agreement, through our futures business segment, with CCX and its wholly owned subsidiary, the European Climate Exchange, or ECX, to list certain European emissions contracts on our platform. We charge ECX certain operating costs, 25% of the net European emissions membership fees and 25% of the net transaction fees earned from the European emissions contracts traded on our platform. We also recognize technology development fees as revenues from both CCX and ECX when the development work is completed and accepted. Our arrangement with CCX began in July 2003, and we recognized revenues of $378,000 and $442,000 for the three months ended March 31, 2006 and 2005, respectively, pursuant to our contractual relationships.
Components of Expenses
 Compensation and Benefits
     Compensation and benefits expenses primarily consist of salaries, bonuses, non-cash compensations expenses, payroll taxes, employer-provided medical and other benefit plan costs and recruiting costs. Compensation and benefits expenses were $10.6 million and $7.9 million for the three months ended March 31, 2006 and 2005, respectively. Substantially all of our employees are full-time employees. We capitalized and recorded as property and equipment a portion of our compensation and benefits costs for technology employees engaged in software development and the enhancement of our electronic platform. We expect that our compensation and benefits expense will vary from quarter to quarter as a percentage of total revenues due to additional employees associated with the growth of our business, accrual of bonuses and due to non-cash compensation expenses recognized in accordance with the adoption of SFAS No. 123(R) on January 1, 2006. Over the next year, we expect compensation and benefits expenses to increase from current levels.
 Professional Services
     Professional services expenses primarily consist of outside legal, accounting and other professional and consulting services expenses. Professional services expenses were $2.7 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively. We capitalize and record as property and equipment a portion of the costs associated with fees for technology consultants engaged in software development and enhancements to our electronic platform. We expensed the remaining portion of these fees in the month in which they were incurred. We engaged a number of consultants in our futures business segment to facilitate ongoing technology development, maintenance and support work in connection with the migration of trading of our futures contracts to our electronic platform and the support of the legacy systems used in the operation of the exchange floor. We reduced the number of consultants in our futures business segment during 2005 following the substantial completion of development relating to futures trading on our electronic platform and due to the replacement of consultants with permanent staff.
     We incurred substantial accounting and legal fees in connection with external and internal audit functions, the regulatory and disciplinary functions of our futures markets and legal fees associated with the NYMEX copyright and trademark and EBS patent infringement litigation. As a public company, we are now subject to the requirements of the Sarbanes-Oxley Act of 2002, which require us to incur significant expenditures in the near term to document internal controls and hire and train personnel to comply with these requirements. In addition, as a public company, we incur additional costs for external advisors such as legal, accounting and auditing fees, as well as additional marketing and investor relations expenses. Even with these additional public company expenses, we anticipate that professional services expenses will decrease in the current and future periods due to the reduction in consultants at ICE Futures and the reduction in legal fees due to our settlement of the EBS case and the court’s grant of summary judgment in our favor on all claims asserted against us by NYMEX, notwithstanding NYMEX’s current appeal of the decision.
 Selling, General and Administrative
     Selling, general and administrative expenses were $6.1 million and $4.4 million for the three months ended March 31, 2006 and 2005, respectively. Cost of hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing and market-maker expenses are the major expense categories in selling, general and administrative expenses during the periods discussed herein.
     Cost of Hosting Expenses. Cost of hosting expenses primarily consists of hosting and participant network expenses. Cost of hosting expenses were $509,000 and $283,000 for the three months ended March 31, 2006 and 2005, respectively. Our hosting expenses include the amounts we pay for the physical facilities, maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Our participant network expenses include the amounts we pay to provide participants with direct connectivity to our platform. Because our Internet-based electronic platform is highly scalable, we anticipate that the cost of hosting will remain relatively constant in the near term, even though we believe that we will continue to increase the number of participants trading on our electronic platform.
     Hardware and Software Support Expenses. Hardware and software support expenses were $1.0 million and $969,000 for the three months ended March 31, 2006 and 2005, respectively. Hardware and software support expenses primarily consist of external hardware and software maintenance and support costs and trade registration system costs. The trade registration system is owned and administered by a third party and it handles our post trade administration such as giving up trades to alternate parties, clearing and margining. We expect our hardware and software support expenses to increase slightly in absolute terms in future periods in connection with the growth of our business. As a percentage of total revenues, our hardware and software support expenses may decrease in future periods due to anticipated higher revenue growth.
     Rent and Occupancy Expenses. Rent and occupancy expenses were $721,000 and $998,000 for the three months ended March 31, 2006 and 2005, respectively. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. The decrease in rent and occupancy expenses primarily related to the closure of our open-outcry trading floor on April 7, 2005. As a percentage of total revenues, our rent and occupancy expenses may decrease in future periods due to anticipated higher revenue growth.
     Marketing and Market-Maker Expenses. Marketing and market-maker expenses were $339,000 and $629,000 for the three months ended March 31, 2006 and 2005, respectively. Marketing expenses primarily consist of advertising, public relations and product promotion campaigns used to promote brand awareness, as well as new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. The level of marketing activity, and thus the amount of related expenses, may vary from period to period based upon management’s discretion and available opportunities.
     Other. Other costs include all selling, general and administrative costs not included in separate expense categories and primarily consist of insurance expense, telephone and communications expense, corporate insurance expense, travel expense, meals and entertainment expense, royalty payments made to eSpeed, Inc. under our patent license and dues, subscriptions and registration expense.
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
 Depreciation and Amortization
     Depreciation and amortization expenses were $3.2 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. We depreciate and/or amortize costs related to our property and equipment, including computer and network equipment, software and internally developed software, office furniture and equipment and leasehold improvements. We compute depreciation expense using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the assets, which range from three to seven years. Gains on disposal of property and equipment are included in other income, losses on disposals of property and equipment are included in depreciation expense and maintenance and repairs are expensed as incurred. We do not amortize goodwill and intangible assets with indefinite lives. We amortize intangible assets with contractual or finite useful lives, in each case over the estimated useful life of five years.
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
     We amortize the licensing fees we pay to eSpeed for a non-exclusive license to use its patent related to an automated futures trading system in the United States over the period to which the license fees relate. We recognized amortization expense of $500,000 for the three months ended March 31, 2006 and 2005. This patent expires in February 2007.
     We anticipate that depreciation and amortization expenses will decrease in the current and future periods due to certain property and equipment purchased in prior years becoming fully depreciated, the expiration of the eSpeed patent in February 2007 and lower computer hardware costs in the future due to declining costs of technology.
 Other Income (Expense)
     We had net other income of $1.1 million and $992,000 for the three months ended March 31, 2006 and 2005, respectively. Other income (expense) consists primarily of interest income and expense, as well as gains and losses on foreign currency transactions.

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
 Provision for Income Taxes
     We incurred income tax expenses of $9.1 million and $4.5 million for the three months ended March 31, 2006 and 2005, respectively. Our provision for income taxes consists of current and deferred tax provisions relating to federal, state and local taxes, as well as taxes related to foreign subsidiaries. We file a consolidated United States federal income tax return and file state income tax returns on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. Our foreign subsidiaries are based in the United Kingdom and in Canada and we file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. The difference between the statutory income tax rate and our effective tax rate for a given fiscal period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, tax exempt income, state income taxes and the non-deductibility of certain expenses. We have made provisions for U.S. income taxes on the majority of the undistributed earnings of our foreign subsidiaries as such earnings are not expected to be permanently reinvested.
Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except for
	percentages)
Operating Data:
Our Market Share of Selected Key Products:
Total crude oil futures contracts traded globally(1)	29,514	20,384
ICE Brent Crude oil futures contracts traded	10,174	6,162
ICE WTI Crude oil futures contracts traded	2,316	—
Our crude oil futures market share(1)	42.3%	30.2%

Total cleared OTC Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	17,434	8,847
Our cleared OTC Henry Hub natural gas contracts traded	13,851	6,832
Our market share — cleared OTC Henry Hub natural gas vs. NYMEX-ClearPort(2)	79.4%	77.2%

Total cleared OTC PJM financial power contracts traded on us and NYMEX- ClearPort	522	352
Our cleared OTC PJM financial power contracts traded	444	240
Our market share — cleared OTC PJM financial power vs. NYMEX-ClearPort(3)	85.1%	68.1%

Our Average Daily Trading Fee Revenues(4):
Our futures business average daily exchange fee revenues	$296	$198

Our bilateral OTC business average daily commission fee revenues	87	78
Our cleared OTC business average daily commission fee revenues	294	162

Our OTC business average daily commission fee revenues	381	240

Our total average daily exchange fee and commission fee revenues	$677	$438

Our Trading Volume(5):
Futures volume	16,659	8,739
Futures average daily volume	260	143
OTC volume	19,970	10,859
OTC average daily volume	322	178

OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	50.5%	50.1%
Banks and financial institutions	21.0%	18.4%
Hedge funds, locals and proprietary trading shops	28.5%	31.5%

Percentage of OTC commission fees by the top 20 customers	58.7%	58.2%

(1)	Total crude oil futures contracts traded globally and our resulting crude oil futures market share is calculated based on the number of ICE Brent Crude futures contracts traded and ICE WTI Crude futures contracts traded as compared to the total number of ICE Brent Crude futures contracts, ICE WTI Crude futures contracts traded and NYMEX Light Sweet Crude and London Brent Crude futures contracts traded.

(2)	Our cleared Henry Hub natural gas market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared Henry Hub natural gas contracts traded as a percentage of the total IntercontinentalExchange cleared Henry Hub natural gas contracts and NYMEX-ClearPort Henry Hub natural gas futures contracts traded.

(3)	Our cleared PJM financial power market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared PJM financial power contracts traded as a percentage of the total IntercontinentalExchange cleared PJM financial power contracts and NYMEX-ClearPort cleared PJM financial power contracts traded. PJM refers to the Pennsylvania, New Jersey and Maryland power hub. The NYMEX-ClearPort cleared PJM financial power contract was launched in April 2003 and our PJM financial power contract was launched in November 2003. Data regarding the volumes of NYMEX-ClearPort cleared PJM for annual contracts traded is derived from the Futures Industry Association.

(4)	Represents the total commission fee and exchange fee revenues for the period divided by the number of trading days during that period.

(5)	Represents the total volume, in contracts, for the period divided by the number of trading days during that period.
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

     Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
 Overview
     Consolidated net income increased $10.8 million, or 121.7%, to $19.7 million for the three months ended March 31, 2006 from $8.9 million for the comparable period in 2005. Net income from our futures business segment increased $3.6 million, or 94.9%, to $7.4 million for the three months ended March 31, 2006 from $3.8 million for the comparable period in 2005, primarily due to higher transaction fees revenues. Net income from our OTC business segment increased $6.7 million, or 166.1%, to $10.7 million for the three months ended March 31, 2006 from $4.0 million for the comparable period in 2005. Net income in our OTC business segment increased primarily due to significantly higher transaction fees revenues. Net income from our market data business segment increased $502,000, or 48.1%, to $1.5 million for the three months ended March 31, 2006 from $1.0 million for the comparable period in 2005. Net income in our market data business segment increased primarily due to increased market data sales in our futures business. Consolidated operating income, as a percentage of consolidated revenues, increased to 55.0% for the three months ended March 31, 2006 from 39.0% for the comparable period in 2005. Consolidated net income, as a percentage of consolidated revenues, increased to 39.1% for the three months ended March 31, 2006 from 27.9% for the comparable period in 2005.
     Our consolidated revenues increased $18.5 million, or 58.0%, to $50.3 million for the three months ended March 31, 2006 from $31.8 million for the comparable period in 2005. This increase is primarily attributable to increased trading volumes on our electronic platform and increased non-transaction revenues, including market data fees and data access fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our futures and cleared OTC contracts.
     Consolidated operating expenses increased $3.2 million to $22.6 million for the three months ended March 31, 2006 from $19.4 million for the comparable period in 2005, representing an increase of 16.5%. This increase is primarily attributable to higher compensation expenses during the three months ended March 31, 2006 due to non-cash compensation expenses recognized under SFAS No. 123(R) and an increase in our discretionary bonus accrual. The increase in consolidated operating expenses was also due to higher royalty payments under the eSpeed licensing agreement.
 Revenues
 Transaction Fees
     Consolidated transaction fees increased $16.2 million, or 59.6%, to $43.2 million for the three months ended March 31, 2006 from $27.1 million for the comparable period in 2005. Transaction fees, as a percentage of consolidated revenues, increased to 86.0% for the three months ended March 31, 2006 from 85.1% for the comparable period in 2005.
     Transaction fees generated in our futures business segment increased $6.9 million, or 57.2%, to $19.0 million for the three months ended March 31, 2006 from $12.1 million for the comparable period in 2005, while declining as a percentage of consolidated revenues to 37.7% for the three months ended March 31, 2006 from 37.9% for the comparable period in 2005. The increase in transaction fees was primarily due to an increase in our futures contract volumes. Futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading. Volumes in our futures business segment increased 90.6% to 16.7 million contracts traded during the three months ended March 31, 2006 from 8.7 million contracts traded during the comparable period in 2005. The 16.7 million contracts include 2.3 million ICE WTI Crude futures contracts for which we did not charge any commissions during the three months ended March 31, 2006. Average transaction fees per trading day increased 49.9% to $296,000 per trading day for the three months ended March 31, 2006 from $198,000 per trading day for the comparable period in 2005.
     Transaction fees generated in our OTC business segment increased $9.2 million, or 61.6%, to $24.3 million for the three months ended March 31, 2006 from $15.0 million for the comparable period in 2005, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, increased to 48.3% for the three months ended March 31, 2006 from 47.2% for the comparable period in 2005. The number of transactions or trades executed in our OTC business segment increased by 78.1% to 684,939 trades for the three months ended March 31, 2006 from 384,623 trades for the comparable period in 2005. Average transaction fees per trading day increased 58.2% to $381,000 per trading day for the three months ended March 31, 2006 from $240,000 per trading day for the comparable period in 2005. The increase in trades was partially offset by a 9.7% decrease in the average revenues per transaction for the three months ended March 31, 2006 as compared to the comparable period in 2005. The decline in average revenues per transaction was due in part to an increased number of lower volume transactions, primarily as a result of newer market participants generally trading in smaller transaction sizes, and a change in the mix of contracts traded, with a larger number of contracts traded relating to commodities with lower commission rates.
     Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and weather-related volatility. Transaction fees generated by trading in North American natural gas contracts increased $7.5 million, or 68.6%, to $18.3 million for the three months ended March 31, 2006 from $10.9 million for the comparable period in 2005. In addition, transaction fees generated by trading in North American power contracts increased $1.6 million, or 48.9%, to $4.8 million for the three months ended March 31, 2006 from $3.2 million for the comparable period in 2005. The continued growth in trading volumes in OTC contracts can be attributed in part to the use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. We believe that the introduction of OTC cleared contracts has facilitated trading by market participants that otherwise would not have engaged in trading in energy derivatives.
     Revenues derived from electronic trade confirmation fees in our OTC business segment increased $324,000, or 90.6%, to $682,000 for the three months ended March 31, 2006 from $358,000 for the comparable period in 2005. During the three months ended March 31, 2006, 123,142 trades were matched through our electronic trade confirmation service, compared to 93,145 trades during the comparable period in 2005. We implemented a fee increase for our electronic trade confirmation service beginning in February 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, increased to 1.4% for the three months ended March 31, 2006 from 1.1% for the comparable period in 2005.
 Market Data Fees
     Consolidated market data fees increased $2.5 million, or 72.9%, to $6.0 million for the three months ended March 31, 2006 from $3.5 million for the comparable period in 2005. This increase was primarily due to increased data access fees in our OTC and futures markets, increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets, increased market data fees in our OTC markets from the market price validation service, and increased fees from view only screen access and end of day reports. During the three months ended March 31, 2006 and 2005, we recognized $2.0 million and $796,000, respectively, in data access fees and terminal fees in our futures and OTC business segments. The increase in the market data fees received from data vendors were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the three months ended March 31, 2006 and 2005, we recognized $2.8 million and $1.8 million, respectively, in terminal and license fees from data vendors. We also continued to enroll new individual monthly subscribers for our market price validation service and our view only screen access service. Consolidated market data fees, as a percentage of consolidated revenues, increased to 12.0% for the three months ended March 31, 2006 from 10.9% for the comparable period in 2005.
 Other Revenues
     Consolidated other revenues decreased $236,000, or 18.7%, to $1.0 million for the three months ended March 31, 2006 from $1.3 million for the comparable period in 2005. This decrease was primarily due to a $335,000 reduction in the communication charges and equipment rentals to ICE Futures members following the closure of our open-outcry trading floor. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 2.0% for the three months ended March 31, 2006 from 4.0% for the comparable period in 2005.

 Expenses
 Compensation and Benefits
     Consolidated compensation and benefits expenses increased $2.7 million, or 34.6%, to $10.6 million for the three months ended March 31, 2006 from $7.9 million for the comparable period in 2005. This increase was primarily due to an increase in the non-cash compensation expenses in accordance with the adoption of SFAS No. 123(R) on January 1, 2006 and an increase in our discretionary bonus accrual for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $2.2 million for the three months ended March 31, 2006 as compared to $405,000 for the three months ended March 31, 2005. Our discretionary bonus expense increased due to improved operating results for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 21.1% for the three months ended March 31, 2006 from 24.8% for the comparable period in 2005 primarily due to our increased revenues.
 Professional Services
     Consolidated professional services expenses decreased $510,000, or 16.0%, to $2.7 million for the three months ended March 31, 2006 from $3.2 million for the comparable period in 2005. This decrease was due to an aggregate decrease in legal fees related to litigation with NYMEX and EBS, the former of which was dismissed by a ruling in our favor on a motion for summary judgment in the third quarter of 2005, which is currently on appeal by NYMEX, and the latter of which was settled in the second quarter of 2005. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 5.3% for the three months ended March 31, 2006 from 10.1% for the comparable period in 2005.
 Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $1.8 million, or 40.2%, to $6.1 million for the three months ended March 31, 2006 from $4.4 million for the comparable period in 2005. This increase was primarily due to an increase in royalty payments made to eSpeed and increased marketing efforts relating to our transition to exclusive electronic trading in our futures market. The royalty payments to eSpeed under the licensing agreement increased to $1.0 million for the three months ended March 31, 2006 from $27,000 for the three months ended March 31, 2005 due to increased futures volumes following the launch of exclusive electronic trading during 2005 and due to the launch of the ICE WTI Crude futures contract during February 2006. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 12.2% for the three months ended March 31, 2006 from 13.7% for the comparable period in 2005.
 Depreciation and Amortization
     Consolidated depreciation and amortization expenses decreased $770,000, or 19.4%, to $3.2 million for the three months ended March 31, 2006 from $4.0 million for the comparable period in 2005. This decrease was due to certain property and equipment purchased in 2002 with estimated useful lives of three years becoming fully depreciated over the course of 2005. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 6.3% for the three months ended March 31, 2006 from 12.4% for the comparable period in 2005.

 Other Income
     Consolidated other income increased $116,000, or 11.7%, to $1.1 million for the three months ended March 31, 2006 from $992,000 for the comparable period in 2005. This increase primarily related to an increase in interest income and a decrease in interest expense. Interest income increased $512,000 from the prior period primarily due to an increase in our cash balances from the net proceeds received from our initial public offering of common stock in November 2005. Interest expense decreased $100,000 from the prior period primarily due to the remaining $13.0 million outstanding balance under the Wachovia revolving credit agreement being paid off with a portion of the proceeds from our initial public offering of common stock in November 2005. These increases in other income were partially offset by foreign currency transaction gains recognized during the three months ended March 31, 2005.
     We recognized net foreign currency transaction gains of $1,000 for the three months ended March 31, 2006 as compared to net foreign currency transaction gains of $539,000 for the three months ended March 31, 2005. The foreign currency transaction gains and losses primarily related to the revaluation of the U.S. dollar cash balances held by our foreign subsidiaries due to the increase or decrease in the period-end foreign currency exchange rates between periods. The functional currency of our foreign subsidiaries is pounds sterling. The period-end foreign currency exchange rate of pounds sterling to the U.S. dollar decreased 7.9% to 1.7393 as of March 31, 2006 from 1.8888 as of March 31, 2005.
 Income Taxes
     Consolidated tax expense increased $4.6 million, or 100.8%, to $9.1 million for the three months ended March 31, 2006 from $4.5 million for the comparable period in 2005, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 31.6% for the three months ended March 31, 2006 from 33.8% for the comparable period in 2005. The effective tax rate for the three months ended March 31, 2006 is lower than the statutory rate primarily due to tax exempt income and a $1.2 million reduction in U.S. residual taxes that was recorded as a discrete item during the three months ended March 31, 2006. We expect our 2006 annual effective tax rate to be 35%.
Quarterly Results of Operations
     The following table sets forth quarterly unaudited consolidated statements of income (loss) for the periods presented. We believe that this data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter do not necessarily indicate the results expected for any future period.

	Three Months Ended,
		December	September
	March 31,	31,	30,	June 30,	March 31,
	2006	2005	2005(1)	2005(2)	2005
	(In thousands)
Revenues:
Transaction fees, net:
Futures:
Brent Crude futures	$13,476	$10,715	$11,731	$10,390	$8,498
Other futures products and options	5,483	4,504	4,312	3,480	3,560
OTC:
North American natural gas	18,323	16,566	18,466	14,008	10,871
North American power	4,833	3,734	5,177	4,287	3,246
Global oil	438	287	509	400	436
Other commodities markets	—	—	28	75	116
Electronic trade confirmation services	682	390	437	395	358
Market data fees	6,022	3,972	3,728	3,460	3,482
Other	1,025	1,094	857	1,035	1,261

Total revenues	50,282	41,262	45,245	37,530	31,828

Operating expenses:
Compensation and benefits	10,617	9,938	9,416	8,513	7,886
Professional services	2,690	1,950	2,424	2,551	3,200
Selling, general and administrative	6,134	4,811	4,870	4,828	4,376
Floor closure costs	—	—	—	4,814	—
Settlement expense	—	—	—	15,000	—
Depreciation and amortization	3,188	3,655	3,673	3,797	3,958

Total operating expenses	22,629	20,354	20,383	39,503	19,420

Operating income (loss)	27,653	20,908	24,862	(1,973)	12,408
Other income, net	1,108	911	714	1,173	992
Income tax expense (benefit)	9,097	6,959	8,755	(659)	4,530

Net income (loss)	$19,664	$14,860	$16,821	$(141)	$8,870

(1)	The increase in the quarter ended September 30, 2005 revenues and net income is due in part to increased trading volume relating to extreme weather conditions, including two major hurricanes in the United States.

(2)	The financial results for the three months ended June 30, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London, and a $15.0 million settlement expense related to the payment made to EBS to settle litigation.

Liquidity and Capital Resources
     Since our inception on May 11, 2000, we have financed our operations, growth and cash needs primarily through income from operations, borrowings under our related-party loan agreement and borrowings under our revolving credit facility. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and marketing and development of our electronic platform. In the future, we may incur additional debt or issue equity securities in connection with strategic acquisitions, joint ventures or other types of investments.
 Cash and Cash Equivalents, Short-term Investments, Restricted Cash and Restricted Short-Term Investments
     We had consolidated cash and cash equivalents of $8.2 million and $20.0 million as of March 31, 2006 and December 31, 2005, respectively. We had $133.9 million and $111.2 million in short-term investments as of March 31, 2006 and December 31, 2005, respectively; $8.6 million and $2.3 million in long-term investments as of March 31, 2006 and December 31, 2005, respectively; and $12.9 million and $12.6 million in restricted cash as of March 31, 2006 and December 31, 2005, respectively. We consider all short-term, highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted cash. The increase in the short-term investments and the long-term investments were primarily due to the $17.1 million in cash flows from operations generated during the three months ended March 31, 2006 and due to the $11.8 million in cash and cash equivalents being used to purchase investments during the three months ended March 31, 2006.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$17,076	$8,321
Investing activities	(31,275)	(8,211)
Financing activities	2,461	(14,219)
Effect of exchange rate changes	(66)	(1,662)

Net decrease in cash and cash equivalents	$(11,804)	$(15,771)

 Operating Activities
     Consolidated net cash provided by operating activities was $17.1 million and $8.3 million for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $8.8 million increase in net cash provided by operating activities for the three months ended March 31, 2006 from the comparable period in 2005 is primarily due to the $6.7 million increase in the OTC business segment’s net income and the $3.6 million increase in the futures business segment’s net income for the three months ended March 31, 2006 from the comparable period in 2005.
 Investing Activities
     Consolidated net cash used in investing activities was $31.3 million and $8.2 million for the three months ended March 31, 2006 and 2005, respectively. These activities primarily relate to sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had a net increase in investments classified as available-for-sale of $27.7 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively. We incurred capitalized software development costs of $1.5 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively, and we had additional capital expenditures of $1.9 million and $183,000 for the three months ended March 31, 2006 and 2005, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform.
 Financing Activities
     Consolidated net cash provided by (used in) financing activities was $2.5 million and ($14.2 million) for the three months ended March 31, 2006 and 2005, respectively. Consolidated net cash used in financing activities for the three months ended March 31, 2005 primarily relates to $12.0 million in repayments under the revolving credit facility with Wachovia and $1.7 million in costs incurred relating to our initial public offering of common stock.
Loan Agreements
     We entered into our revolving credit agreement with Wachovia on November 17, 2004, which we amended on October 18, 2005. Under the amended Wachovia revolving credit facility, we may borrow an aggregate principal amount of up to $50.0 million at any time through November 17, 2007. The facility includes an unused line fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable on a quarterly basis, which as of March 31, 2006 was 0.15%.
     Loans under the Wachovia facility bear interest on the principal amounts outstanding at LIBOR plus an applicable margin rate, which was 0.85% as of March 31, 2006. We have the option to select the interest rate and interest period applicable to any loans at the time of borrowing, which can be either a daily LIBOR market index loan or a LIBOR rate loan with a period of one, three or six months. Interest on LIBOR market index loans is payable monthly and the interest on the LIBOR rate loans is payable on the last day of each interest period generally.
     The facility also contains affirmative and negative covenants including, but not limited to, cash flow leverage ratios, minimum tangible net worth ratios and limitations or approvals needed from Wachovia for acquisitions, external debt and other fundamental changes to our business. We historically have been and are currently in compliance with the financial covenants of our credit facility. Currently, we have no borrowings outstanding under the facility.
Future Capital Requirements
     Our future capital requirements will depend on many factors, including, among others, the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the expansion of sales and marketing activities, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make capital expenditures ranging between an aggregate of $15.0 million and $20.0 million in 2006 and 2007 to support the continued expansion of our futures, OTC and market data businesses. We expect that these expenditures will focus on the further expansion of our electronic futures and OTC participant base, the expansion of distribution opportunities through the possible acquisition of existing businesses, the expansion of products in our market data services business, and the provision of back office service systems as well as technical improvements to, and enhancements of, our existing systems, products and services. We expect our capitalized software development costs to remain relatively consistent with our 2005 software development costs.
     We believe that cash flows from operations and the net proceeds of our November 2005 initial public offering will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2007. Our $50.0 million revolving credit agreement is currently the only agreement or arrangement that we have with third parties to provide us with sources of liquidity and capital resources. We currently have no borrowings under this revolving credit agreement. In the event that we consummate any strategic acquisitions, joint ventures or other types of investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue equity securities. We cannot assure you that we will be able to obtain any such financing on acceptable terms or at all.
Off-Balance Sheet Entities
     We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
     In the first quarter of 2006, there were no significant changes, outside of the ordinary course of our business, to our contractual obligations disclosed in the table of contractual obligations in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K.
Recently Adopted Accounting Pronouncements
     Prior to January 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expenses have been recognized in our consolidated statements of income for stock options because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Our unaudited consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     As stock-based compensation expenses recognized in the unaudited consolidated statement of income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. At the adoption of SFAS No. 123(R), we are required to record a cumulative adjustment to reverse compensation costs that would not have been recorded if forfeitures had been estimated in prior periods. Therefore, we recorded a cumulative adjustment of $440,000 for the three months ended March 31, 2006 to reduce compensation costs that were actually recognized in our consolidated financial statements during 2004 and 2005 relating to restricted stock compensation expense amortization.

     No unearned compensation is included in stockholders’ equity under SFAS No. 123(R) for stock options and restricted stock awards granted. Rather, such stock options and restricted stock awards and units are included in stockholders’ equity under SFAS No. 123(R) when services required from employees and directors in exchange for the awards are rendered and expensed. Upon the adoption of SFAS No. 123(R) on January 1, 2006, we reversed the December 31, 2005 $6.9 million deferred stock compensation balance by a charge to additional paid-in capital.
     Employee and director stock-based compensation expenses recognized under SFAS No. 123(R), for both stock options and restricted stock, in the unaudited consolidated statement of income for the three months ended March 31, 2006, was $2.2 million. Employee and director stock-based compensation expenses recognized on the restricted stock in the unaudited consolidated statement of income for the three months ended March 31, 2005 was $405,000. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As of March 31, 2006, there was $7.0 million and $10.3 million in total unrecognized compensation costs related to stock options and restricted stock, respectively. These costs are expected to be recognized over a weighted average period of 2.6 years and 2.3 years as the stock options and restricted stock, respectively, vest.
New Accounting Pronouncements
     There were no new accounting pronouncements issued during the three months ended March 31, 2006 that have a significant impact on our consolidated financial statements.
Critical Accounting Policies and Estimates
     In the first quarter of 2006, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash, long-term investments and foreign currency exchange rate risk.
Interest Rate Risk
     We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, and restricted cash. As of March 31, 2006 and December 31, 2005, our cash and cash equivalents, short-term and long-term investments and restricted cash, were $163.7 million and $146.1 million, respectively, of which $44.1 million and $45.6 million, respectively, were denominated in pounds sterling. The remaining investments are denominated in U.S. dollars. Due to the conservative nature of our investment portfolio, which is structured with a focus on capital preservation, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
Foreign Currency Exchange Rate Risk
     The revenues, expenses and financial results of ICE Futures and other U.K. subsidiaries are denominated in pounds sterling. Pounds sterling is the functional currency of our U.K. subsidiaries. We have foreign currency translation risk equal to our net investment in our subsidiaries. The financial statements of our U.K. subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of March 31, 2006 and December 31, 2005, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $22.7 million and $21.3 million, respectively. The period-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.7188 as of December 31, 2005 to 1.7393 as of March 31, 2006.

     We also have foreign currency transaction risk related to the settlement of foreign receivables or payables that occur through our electronic platform which are paid in pounds sterling, and for our foreign subsidiaries’ cash accounts held in U.S. dollars. We had foreign currency transaction gains of $1,000 and $539,000 for the three months ended March 31, 2006 and 2005, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar decreased from 1.8910 for the three months ended March 31, 2005 to 1.7530 for the three months ended March 31, 2006.
     We generate a significant portion of our revenues from sales to participants located outside of the United States, principally in the United Kingdom. Of our consolidated revenues, 38.6% and 40.6% were denominated in pounds sterling for the three months ended March 31, 2006 and 2005, respectively. Of our consolidated operating expenses, 34.6% and 42.5% were denominated in pounds sterling for the three months ended March 31, 2006 and 2005, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly.
     All other sales in our business are denominated in U.S. dollars, including all sales of our market data business segment. Our U.K. operations in some instances function as a natural hedge because most U.K. revenues and operating expenses are denominated in pounds sterling. The effect of an immediate 10% decline in exchange rates would result in a translation adjustment loss of $11.0 million which would be recorded as a foreign currency translation adjustment as a component of other comprehensive income, as of March 31, 2006.
     In the past, we have entered into hedging transactions to help mitigate our foreign exchange risk exposure. During the three months ended March 31, 2006, we did not enter into or hold any foreign currency hedging activities. We do not hold or issue any derivative financial instruments for trading purposes.
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
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.
     (b) Changes in internal controls. There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.
Part II. Other Information
Item 1. Legal Proceedings
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
MBF Clearing Corp. Antitrust Claims
     On February 2, 2006, MBF Clearing Corp. filed a complaint against us in the U.S. District Court for the Southern District of New York asserting that we have monopoly power in the markets for electronic trading of Brent Crude Oil futures and certain other energy contracts. On March 22, 2006, we filed a motion to dismiss all of MBF Clearing’s claims in the complaint. Rather than responding to our motion, MBF Clearing filed an amended complaint narrowing the scope of its claims to focus on our markets for electronic trading of cleared Brent Crude Oil Futures and cleared Henry Hub Natural Gas contracts. In its lawsuit, MBF Clearing claims that actions taken by us with respect to MBF Clearing were taken with the intention of foreclosing competition from contracts presently traded or to be traded on NYMEX’s electronic trading platform, specifically NYMEX’s electronically traded Brent Crude Oil futures contract and NYMEX’s miNY contracts for Henry Hub Natural Gas futures. MBF Clearing, which is a major NYMEX clearing and trading firm and a market maker for certain NYMEX electronic contracts, alleges that we disconnected MBF Clearing’s access to our trading platform and denied MBF Clearing information from ICE Data in breach of a contract with MBF Clearing and in violation of U.S. antitrust laws. The MBF Clearing complaint also alleges, among other things, that we have engaged in tortious interference with contract and business advantage. The complaint does not specify the amount of damages alleged to have been caused to MBF Clearing but requests that MBF Clearing be awarded treble and punitive damages. We intend to vigorously defend these claims. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number		Description of Document
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC.
(Registrant)

Date: May 2, 2006	By:	/s/ Richard V. Spencer
Richard V. Spencer
Senior Vice President, Chief Financial
Officer (Principal Financial Officer)