Form 10-Q
period 2006-06-30
INTERCONTINENTALEXCHANGE INC
filed 2006-07-28
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 001-32671

INTERCONTINENTALEXCHANGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2555670
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2006, the number of shares of IntercontinentalExchange common stock outstanding was 56,551,705 comprised of 56,548,494 shares of Common Stock, 0 shares of Class A Common Stock, Series 1, and 3,211 shares of Class A Common Stock, Series 2.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2006

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$54,094	$20,002
Restricted cash	14,178	12,578
Short-term investments	134,461	111,181
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $369 and $261 at June 30, 2006 and December 31, 2005, respectively	25,801	13,000
Related-parties	3,803	1,773
Prepaid expenses and other current assets	10,096	5,481

Total current assets	242,433	164,015

Property and equipment, net	23,887	20,348

Other noncurrent assets:
Goodwill, net	79,574	73,967
Other intangible assets, net	1,618	2,087
Long-term investments	—	2,296
Other noncurrent assets	2,708	3,057

Total other noncurrent assets	83,900	81,407

Total assets	$350,220	$265,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,204	$1,697
Accrued salaries and benefits	9,396	8,916
Accrued liabilities, including $197 to a related-party at December 31, 2005	7,177	5,396
Income taxes payable	4,997	8,512
Current deferred tax liability, net	957	676
Deferred revenue	1,961	1,197

Total current liabilities	25,692	26,394

Noncurrent liabilities:
Noncurrent deferred tax liability, net	6,484	5,450
Other noncurrent liabilities	1,401	1,303

Total noncurrent liabilities	7,885	6,753

Total liabilities	33,577	33,147

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 52,491 and 18,400 shares issued at June 30, 2006 and December 31, 2005, respectively; 50,922 and 18,400 shares outstanding at June 30, 2006 and December 31, 2005, respectively	525	184
Class A common stock, Series 1, $0.01 par value; 5,725 shares authorized; no shares issued and outstanding at June 30, 2006; 2,863 shares issued and outstanding at December 31, 2005	—	29
Class A common stock, Series 2, $0.01 par value; 75,000 shares authorized; 5,432 and 35,782 shares issued at June 30, 2006 and December 31, 2005, respectively; 5,432 and 34,248 shares outstanding at June 30, 2006 and December 31, 2005, respectively	54	358
Treasury stock, at cost; 1,569 and 1,534 shares at June 30, 2006 and December 31, 2005, respectively	(8,101)	(5,541)
Additional paid-in capital	197,555	177,602
Deferred stock compensation	—	(6,899)
Retained earnings	98,542	47,911
Accumulated other comprehensive income	28,068	18,979

Total shareholders’ equity	316,643	232,623

Total liabilities and shareholders’ equity	$350,220	$265,770

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Transaction fees, net (including $12,055 and $6,866 with related-parties for the six months ended June 30, 2006 and 2005, respectively, and $6,867 and $3,666 for the three months ended June 30, 2006 and 2005, respectively)	$106,892	$60,120	$63,657	$33,035
Market data fees (including $329 and $111 with related-parties for the six months ended June 30, 2006 and 2005, respectively, and $269 and $54 for the three months ended June 30, 2006 and 2005, respectively)	14,841	6,942	8,819	3,460
Other (including $1,030 and $1,164 with related-parties for the six months ended June 30, 2006 and 2005, respectively, and $561 and $626 for the three months ended June 30, 2006 and 2005, respectively)	2,140	2,296	1,115	1,035

Total revenues	123,873	69,358	73,591	37,530

Operating expenses:
Compensation and benefits	22,549	16,399	11,932	8,513
Professional services	5,925	5,751	3,235	2,551
Selling, general and administrative	13,833	9,204	7,699	4,828
Floor closure costs	—	4,814	—	4,814
Settlement expense	—	15,000	—	15,000
Depreciation and amortization	6,497	7,755	3,309	3,797

Total operating expenses	48,804	58,923	26,175	39,503

Operating income (loss)	75,069	10,435	47,416	(1,973)

Other income (expense):
Interest income	2,428	1,410	1,250	744
Interest expense	(120)	(315)	(57)	(152)
Other income (expense), net	(347)	1,070	(340)	581

Total other income, net	1,961	2,165	853	1,173

Income (loss) before income taxes	77,030	12,600	48,269	(800)
Income tax expense (benefit)	26,399	3,871	17,302	(659)

Net income (loss)	$50,631	$8,729	$30,967	$(141)

Redemption adjustments to redeemable stock put	—	(6,594)	—	(6,594)

Net income (loss) available to common shareholders	$50,631	$2,135	$30,967	$(6,735)

Earnings (loss) per common share:
Basic	$0.91	$0.04	$0.55	$(0.13)

Diluted	$0.86	$0.04	$0.52	$(0.13)

Weighted average common shares outstanding:
Basic	55,703	52,870	55,871	52,873

Diluted	59,092	53,072	59,209	52,873

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

												Accumulated Other
			Class A									Comprehensive Income
			Common		Class A							Net Unrealized Gain (Loss) from
	Common		Stock,		Common Stock,				Additional	Deferred		Foreign	Available-		Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Hedging	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Investments	Derivatives	Equity
Balance, January 1, 2005	—	$—	2,863	$29	51,537	$515	(1,534)	$(5,541)	$39,886	$(6,087)	$68,820	$37,043	$—	$(2,516)	$132,149
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(15,705)	91	66	(15,548)
Exercise of common stock options	—	—	—	—	145	2	—	—	864	—	—	—	—	—	866
Issuance of restricted stock	—	—	—	—	—	—	—	—	2,837	(2,467)	—	—	—	—	370
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,655	—	—	—	—	1,655
Redemption adjustments to redeemable stock put	—	—	—	—	—	—	—	—	—	—	(61,319)	—	—	—	(61,319)
Cancellation of redeemable stock put	—	—	—	—	—	—	—	—	78,901	—	—	—	—	—	78,901
Issuance of common stock	2,500	25	—	—	—	—	—	—	55,114	—	—	—	—	—	55,139
Conversion of Class A common stock, Series 2 into common stock	15,900	159	—	—	(15,900)	(159)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	40,410	—	—	—	40,410

Balance, December 31, 2005	18,400	184	2,863	29	35,782	358	(1,534)	(5,541)	177,602	(6,899)	47,911	21,338	91	(2,450)	232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	9,356	(267)	—	9,089
Exercise of common stock options	800	8	—	—	78	—	—	—	7,647	—	—	—	—	—	7,655
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 and Series 2 into common stock	33,291	333	(2,863)	(29)	(30,428)	(304)	—	—	—	—	—	—	—	—	—
Treasury shares received for stock option tax payment	—	—	—	—	—	—	(35)	(2,560)	—	—	—	—	—	—	(2,560)
Stock-based compensation	—	—	—	—	—	—	—	—	5,033	—	—	—	—	—	5,033
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	14,191	—	—	—	—	—	14,191
Additional costs related to issuance of common stock	—	—	—	—	—	—	—	—	(19)	—	—	—	—	—	(19)
Net income	—	—	—	—	—	—	—	—	—	—	50,631	—	—	—	50,631

Balance, June 30, 2006	52,491	$525	—	$—	5,432	$54	(1,569)	$(8,101)	$197,555	$—	$98,542	$30,694	$(176)	$(2,450)	$316,643

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Net income	$50,631	$8,729
Other comprehensive income (loss):
Foreign currency translation adjustments	9,356	(10,694)
Change in available-for-sale investments	(267)	—
Change in derivatives used for hedging activities	—	66

Comprehensive income (loss)	$59,720	$(1,899)

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income	$50,631	$8,729

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,497	7,755
Amortization of revolving credit facility issuance costs	74	48
Allowance for doubtful accounts	269	10
Net realized gains on sales of available-for-sale investments	(2,668)	(81)
Stock-based compensation	4,791	816
Deferred taxes	1,202	(1,196)
Non-cash floor closure costs	—	560
Excess tax benefits from stock-based compensation	(13,222)	—
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(12,353)	(6,426)
Related-parties	(2,030)	(618)
Prepaid expenses and other current assets	(4,831)	(3,839)
Noncurrent assets	801	7
Accounts payable	(554)	384
Income taxes payable	10,150	(3,414)
Deferred revenue	711	342
Accrued salaries and benefits, and other accrued liabilities	(784)	13,157

Total adjustments	(11,947)	7,505

Net cash provided by operating activities	38,684	16,234

Investing activities
Capital expenditures	(4,347)	(755)
Capitalized software development costs	(3,229)	(2,625)
Proceeds from sales of available-for-sale investments	107,909	12,481
Purchases of available-for-sale investments	(125,459)	(6,700)
(Increase) decrease in restricted cash	(628)	5,080

Net cash (used in) provided by investing activities	(25,754)	7,481

Financing activities
Payments on capital lease obligations	—	(482)
Repayments of revolving credit facility	—	(12,000)
Excess tax benefits from stock-based compensation	13,222	—
Payments relating to offerings of common stock	(510)	(2,985)
Proceeds from exercise of common stock options	7,655	122

Net cash provided by (used in) financing activities	20,367	(15,345)

Effect of exchange rate changes on cash and cash equivalents	795	(3,930)

Net increase in cash and cash equivalents	34,092	4,440
Cash and cash equivalents, beginning of period	20,002	61,199

Cash and cash equivalents, end of period	$54,094	$65,639

Supplemental cash flow disclosure
Cash paid for income taxes	$15,661	$4,913

Cash paid for interest	$47	$257

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) operates the leading electronic global futures and over-the-counter (“OTC”) marketplace (the “Platform”) for trading a broad array of energy products. The Company owns 100% of ICE Futures Holdings Plc, which is the sole shareholder of ICE Futures. ICE Futures operates as a United Kingdom (“U.K.”) Recognized Investment Exchange (“RIE”) in London, England, for the purpose of trading energy commodity futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary and Singapore.
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
2. Basis of Presentation and New Accounting Pronouncements
     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2005. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the six months and three months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation on January 1, 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and are currently not yet in a position to determine such effects.
3. Foreign Currency Translation Adjustments and Transactions
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the functional currency of the Company’s U.K. subsidiaries has historically been U.K. pounds sterling. The Company translated the assets and liabilities of its U.K. subsidiaries into U.S. dollars using period-end

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
exchange rates and the revenues and expenses of these entities were translated using the average exchange rates for the reporting period. Translation adjustments were recorded in accumulated other comprehensive income, a separate component of shareholders’ equity in the accompanying consolidated balance sheets and in the consolidated statements of comprehensive income (loss). Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables or the Company’s foreign subsidiaries cash accounts held in U.S. dollars, were included in other income (expense) in the accompanying consolidated statements of income.
     Effective July 1, 2006, the functional currency of the Company’s U.K. subsidiaries became U.S. dollars. SFAS No. 52 states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with the Company, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency changed based on various economic factors and circumstances, including the fact that during the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. The Company will no longer recognize any translation adjustments in the accompanying consolidated financial statements subsequent to June 30, 2006. However, gains and losses from foreign currency transactions will continue to be included in other income (expense) in the accompanying consolidated statements of income.
4. Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in fiscal 2006.
     The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for the six months and three months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
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
     As stock-based compensation expenses recognized in the accompanying unaudited consolidated statement of income for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The Company also did not estimate any forfeitures for the restricted stock grants in 2004 and 2005. At the adoption of SFAS No. 123(R), the Company was required to record a cumulative adjustment to reverse compensation costs that would not have been recorded if forfeitures had been estimated. Therefore, the Company recorded a cumulative adjustment of $440,000 for the six months ended June 30, 2006 to reduce compensation costs that were actually recognized in the Company’s consolidated financial statements during 2004 and 2005 relating to the restricted stock compensation expense amortization. The Company is not required to adjust the pro forma SFAS No. 123 disclosures.
     A company that adopts SFAS No. 123(R) is required to calculate its historical additional paid-in capital pool (“APIC Pool”) for the period from 1995 to 2005 at such time that excess tax deficiencies arise in connection with stock-based compensation. Under SFAS No. 123(R), a company may use one of two methods to calculate its historical APIC Pool. A company may elect to calculate its initial pool of excess tax benefits pursuant to the method described in paragraph 81 of SFAS No. 123(R) or pursuant to the method described in FSP No. SFAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Generally, the pool of excess tax benefits that is available to offset future excess tax deficiencies is based on the amounts that would have been recognized under SFAS No. 123 and SFAS No. 123(R) as if the company had always applied those standards for recognition purposes.
     The Company has not yet elected which method it will choose to calculate its historical APIC Pool balance. However, prior to January 1, 2006, the Company had not reported any taxable income arising in connection with the share-based awards nor has it deducted in its tax returns any compensation related to the share-based awards. Accordingly, the Company has no tax benefits available to credit toward its historical APIC Pool calculation. As of January 1, 2006, the APIC Pool for the Company is zero using either calculation methodology. The Company will elect a method in accordance with the prescribed time limitation for doing so and understands that the election will dictate the treatment of awards vested as of the date of adoption of SFAS No. 123(R) for purposes of updating its APIC Pool post-adoption. During the six months ended June 30, 2006, excess tax benefits of $14.2 million were recognized as an increase to the APIC balance. Of that amount, $13.2 million were qualifying excess tax benefits that increased the APIC Pool eligible to absorb future write-offs of unrealized deferred tax assets. In accordance with SFAS No. 123(R), the $13.2 million is reported as a financing cash flow in the accompanying unaudited consolidated statement of cash flows.
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
     Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying unaudited consolidated statement of income for the six months ended June 30, 2006 was $4.8 million and $1.5 million, respectively, and for the three months ended June 30, 2006 was $2.6 million and $813,000, respectively. Employee and director stock-based compensation expenses and the related income tax benefit recognized on the restricted stock in the accompanying unaudited consolidated statement of income for the six months ended June 30, 2005 was $816,000 and $307,000 respectively, and for the three months ended June 30, 2005 was $410,000 and $158,000, respectively. As a result of the adoption SFAS No. 123(R), the Company’s income before income taxes and net income for the six months ended June 30, 2006 was $909,000 and $823,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s calculation of basic and diluted earnings per share by $0.01 and $0.01 during the six months and three months ended June 30, 2006, respectively. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net income and earnings per common share for the six months and three months ended June 30, 2005 would have been as follows:

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

	Six Months Ended	Three Months Ended
	June 30,	June 30,
	2005	2005
	(In thousands, except per share amounts)
Net income (loss) available to common shareholders, as reported	$2,135	$(6,735)
Add: Stock-based compensation expenses included in reported net income, net of tax	544	275
Deduct: Total stock-based compensation expenses determined under the fair value method for all awards, net of tax	(3,726)	(1,834)

Net loss available to common shareholders, pro forma	$(1,047)	$(8,294)

Earnings (loss) per common share:
Basic and Diluted — as reported	$0.04	$(0.13)

Basic and Diluted — pro forma	$(0.02)	$(0.16)

     The Company will continue to use the Black-Scholes option pricing model for purposes of valuing share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company did not grant any stock options during the six months ended June 30, 2006.
5. Stock Option and Restricted Stock Plans
     The Company has adopted the IntercontinentalExchange, Inc. 2000 Stock Option Plan (the “2000 Stock Option Plan”), pursuant to which 5,250,000 shares of common stock have been reserved for issuance. As of June 30, 2006, there are 436,274 shares available for future issuance under this plan.
     The Company has adopted the IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”). Under this plan, 2,125,000 shares have been reserved for issuance, which may be granted in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. As of June 30, 2006, there were 150,184 restricted stock units issued and outstanding. The Company granted 86,434 restricted stock units under the 2005 Equity Incentive Plan during the six months ended June 30, 2006 with a fair value of $49.23 per share. The fair value was based on the closing stock price on the date of grant. The fair value of the restricted stock units on the date of the grant is recognized as expense ratably over the vesting period, net of estimated forfeitures.
     Stock options are granted at the discretion of the compensation committee of the board of directors. The Company may grant both incentive stock options and nonqualified stock options. Options generally vest over four years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but generally expire 14 days after termination of employment. All stock options were granted at a price equal to the estimated fair value of the common stock at the date of grant. The following is a summary of stock options for the six months ended June 30, 2006:

		Weighted Average
		Exercise Price per
	Number of Options	Option
Outstanding at January 1, 2006	4,787,418	$9.51
Granted	—	—
Exercised	(888,279)	8.91
Forfeited	(123,782)	8.31

Outstanding at June 30, 2006	3,775,357	9.68

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     Details of stock options outstanding as of June 30, 2006 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Number of Options	Price	(Years)	(In thousands)
Vested or expected to vest	3,480,057	$9.40	7.38	$168,910
Exercisable	2,197,001	$8.59	6.89	$108,426
     The total intrinsic value of stock options exercised during the six months and three months ended June 30, 2006 was $45.1 million and $39.0 million, respectively. As of June 30, 2006, there were $6.1 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.4 years as the stock options vest.
     The Company has also adopted the IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (the “Restricted Plan”), pursuant to which 1,475,000 shares of common stock have been reserved for issuance. As of June 30, 2006, 1,446,674 were subject to outstanding awards of restricted stock units made to senior officers of the Company and members of the board of directors. Of these shares, 800,212 were granted in 2004 as time-based restricted shares and vest based on a four-year vesting schedule. The fair value of the restricted shares on the date of the grant is recognized as expense ratably on a straight-line basis over the vesting period. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. During the six months ended June 30, 2006, no restricted shares were issued.
     An additional 208,404 to 625,212 restricted shares under the Restricted Plan have been reserved for potential issuance as performance-based restricted shares for the Company’s senior officers and vest based on Company financial performance relative to three-year cumulative performance targets (the “Performance Targets”) set by the Company’s Compensation Committee for the period from January 1, 2005 to December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $1.4 million if the minimum Performance Targets are met and 208,404 restricted shares are issued, $2.8 million if the target Performance Targets are met and 416,807 restricted shares are issued or $4.2 million if the maximum Performance Targets are met and 625,212 restricted shares are issued. Under SFAS No. 123(R), the Company would recognize compensation costs for awards with performance conditions only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable the performance condition will be satisfied, or vice versa, the effect of the change in estimate should be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining requisite service period.
     During the three months ended March 31, 2006, the Company determined that it was probable that the target Performance Targets will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $1.2 million. During the three months ended June 30, 2006, the Company determined that it was probable that the maximum Performance Targets will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $943,000. The remaining $2.1 million in non-cash compensation expenses under the maximum Performance Targets will be expensed ratably over the remaining requisite service period, currently estimated to be the end of the three-year performance period, or December 31, 2007. If the Performance Targets are not reached, the corresponding performance-based restricted shares will not be issued and the expense previously recognized will be reversed.

Intercontinental Exchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     The following is a summary of the nonvested restricted shares for the six months ended June 30, 2006:

		Weighted Average
		Grant-Date Fair
	Number of	Value
	Restricted Stock Shares	per Share
Nonvested at January 1, 2006	1,260,773	$8.73
Granted	89,078	49.64
Vested	(125,502)	(13.48)
Forfeited	(67,175)	(8.00)

Nonvested at June 30, 2006	1,157,174	11.38

     As of June 30, 2006, there were $9.9 million in total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.0 years as the restricted stock vests.
6. Short-Term and Long-Term Investments
     Short-term and long-term investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of June 30, 2006, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal bonds	$134,637	$—	$176	$134,461

     During the six months ended June 30, 2005, the Company only invested in Auction Rate Securities (“ARS”). Based on the short-term nature of the 28-day auction rate issues and their market rates, the estimated fair value of the ARS approximates carrying value. Therefore, no unrealized gains or losses were recorded on available-for-sale securities during the six months ended June 30, 2005.
     The contractual maturities of these investments as of June 30, 2006, were as follows (in thousands):

Estimated
Fair Value
Maturities:
Due within 1 year	$27,141
Due within 1 year to 5 years	7,990
Due within 5 years to 10 years	17,570
Due after 10 years	81,760

Total	$134,461

     As of June 30, 2006, the Company had $134.5 million in short-term investments. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying unaudited consolidated balance sheets. As of June 30, 2006, the Company does not intend to hold any of the investments for more than one year.
7. Income Taxes
     For the six months ended June 30, 2006 and 2005, income before income taxes from domestic operations was $50.3 million and $771,000, respectively, and income before income taxes from foreign operations was $26.7 million and $11.8 million, respectively. For the three months ended June 30, 2006 and 2005, income (loss) before income taxes from domestic operations was $31.2 million and ($5.3 million), respectively, and income before income taxes from foreign operations was $17.0 million and $4.5 million, respectively. Details of the income tax provision in the accompanying unaudited consolidated statements of income for the six months and three months ended June 30, 2006 and 2005 are as follows:

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Current tax expense (benefit):
Domestic	$14,521	$1,435	$9,910	$(895)
Foreign	11,370	4,000	6,795	1,684

	25,891	5,435	16,705	789

Deferred tax expense (benefit):
Domestic	479	(1,202)	624	(1,151)
Foreign	29	(362)	(27)	(297)

	508	(1,564)	597	(1,448)

Total tax expense (benefit)	$26,399	$3,871	$17,302	$(659)

     The Company’s effective tax rate increased to 34.3% for the six months ended June 30, 2006 from 30.7% for the six months ended June 30, 2005. The Company’s effective tax rate was 35.8% for the three months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2006 is lower than the statutory rate primarily due to tax exempt income and a $1.2 million reduction in U.S. residual taxes that was recorded as a discrete item during the three months ended March 31, 2006. The effective tax rate for the six months ended June 30, 2005 is lower than the statutory rate primarily due to federal and state research and development tax credits.
8. Commitments and Contingencies
Licensing Agreement
     In March 2002, the Company entered into a long-term, non-exclusive licensing agreement with a third party, which granted the use of the third party’s patent to the Company and its majority-owned and controlled affiliates. The patent relates to automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform. The license of the patent provides legal certainty to traders, clearing banks and brokers wishing to utilize the Company’s Platform for trading futures contracts from within the U.S. Under the agreement, the Company is required to pay minimum annual license fees of $2.0 million beginning April 5, 2002 through the expiration date of the patent on February 20, 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the Platform. The agreement also includes a clause that requires an additional $2.0 million payment each time that the number of electronic futures contacts covered by the agreement exceeds 25 million contracts in any given year. The agreement covers the Company’s use of the patent in certain markets including energy, certain metals, weather, sulfur and nitrogen pollution allowances and financial products specifically related to products in these markets.
     The Company recorded amortization expense of $1.0 million during the six months ended June 30, 2006 and 2005 and $500,000 during the three months ended June 30, 2006 and 2005 relating to the licensing agreement. The Company incurred royalty payments of $2.7 million and $323,000 during the six months ended June 30, 2006 and 2005, respectively, and $1.6 million and $297,000 during the three months ended June 30, 2006 and 2005, respectively, which were recorded as selling, general and administrative expenses in the accompanying unaudited consolidated statements of income. The Company also determined that it is probable that the contract volume will exceed 25 million contracts during the period from April 1, 2006 to February 20, 2007 and will require an additional $2.0 million payment. Therefore, the Company accrued $561,000 to selling, general and administrative expenses during the six months and three months ended June 30, 2006. If the contract volume does not exceed 25 million contracts during the period from April 1, 2006 to February 20, 2007, the $2.0 million payment will not be required and any previously recorded expense will be reversed.
Legal Proceedings
     On September 29, 2005, the U.S. District Court for the Southern District of New York granted the Company’s motion for summary judgment dismissing all claims brought by the New York Mercantile Exchange, Inc. (“NYMEX’) against the Company in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by the Company on the basis of its use of NYMEX’s publicly available settlement prices in two of the Company’s cleared OTC contracts. The complaint also alleged that the Company infringed and diluted

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
NYMEX’s trademark rights by referring to NYMEX trademarks in certain of the Company’s swap contract specifications and that the Company has tortiously interfered with a contract between NYMEX and the data provider that provides the Company with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and the Company had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in the Company’s favor on all claims, NYMEX is currently appealing the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. If NYMEX continues with its appeal, or proceeds with a claim in state court, the Company intends to vigorously defend these actions. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
     On February 2, 2006, MBF Clearing Corp. filed a complaint against the Company in the U.S. District Court for the Southern District of New York asserting that the Company has monopoly power in the markets for electronic trading of Brent Crude Oil futures and certain other energy contracts. On March 22, 2006, the Company filed a motion to dismiss all of MBF Clearing’s claims in the complaint. Rather than responding to our motion, MBF Clearing filed an amended complaint dropping one state law claim, and making additional allegations that actions taken by the Company with respect to MBF Clearing were taken with the intention of foreclosing competition from contracts presently traded or to be traded on NYMEX’s electronic trading platform. MBF Clearing, which is a major NYMEX clearing and trading firm and a market maker for certain NYMEX electronic contracts, alleges that the Company disconnected MBF Clearing’s access to the Company’s trading platform and denied MBF Clearing information from ICE Data in breach of a contract with MBF Clearing and in violation of U.S. antitrust laws. MBF Clearing also alleges, among other things, that the Company has engaged in tortious interference with contract and business advantage. The amended complaint does not specify the amount of damages alleged to have been caused to MBF Clearing but requests that MBF Clearing be awarded treble and punitive damages. On June 5, 2006, the Company filed a renewed motion to dismiss all of MBF Clearing’s claims and MBF Clearing filed its brief in opposition of the Company’s motion to dismiss on July 12, 2006. Briefing is still ongoing and the Company plans on filing a reply brief in the near future. The Company intends to vigorously defend these claims and does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
9. Floor Closure Costs
On April 7, 2005, the Company closed its open-outcry trading floor in London. This was done to take advantage of the increasing acceptance and adoption of electronic trading, and to maintain and enhance the Company’s competitive position. All futures trading is now conducted exclusively on the Company’s electronic platform. The Company recorded floor closure costs of $4.8 million during the second quarter of 2005 in connection with the closure of the open-outcry trading floor. These costs include lease terminations for the building where the floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, and other associated costs, including legal costs and asset impairment charges. This expense was classified as “Floor closure costs” in the accompanying unaudited consolidated statements of income for the six months and three months ended June 30, 2005. No floor closure costs were incurred in prior periods and no additional closure costs are expected to be incurred.
10. Settlement Expense
          In January 2004, EBS Dealing Resources, Inc. (“EBS”) filed a complaint against the Company in United States District Court, Southern District of New York, alleging that the Company infringed on patents held by EBS related to credit filter technology for electronic brokerage systems. In September 2005, the Company settled the legal action brought by EBS related to the alleged patent infringement. Under the settlement agreement, the Company made a payment of $15.0 million to EBS, and was released from the legal claims brought against it without admitting liability. The payment was classified as “Settlement expense” in the accompanying unaudited consolidated statements of income for the six months and three months ended June 30, 2005.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
11. Redemption Adjustments to Redeemable Stock Put
          Continental Power Exchange, Inc. is the Company’s predecessor company and is owned by the chief executive officer of the Company. The Company had a put agreement (the “Redeemable Stock Put”) with Continental Power Exchange, Inc. under which, in certain circumstances, Continental Power Exchange, Inc. had the right to require the Company to purchase a portion of the Company’s common stock held by Continental Power Exchange, Inc. for an amount equal to the greater of fair market value at the date the put was exercised, or $5.0 million. Continental Power Exchange, Inc. had the right to exercise the put option upon the termination, retirement, death or disability of the senior officer, exercisable at any time within six months of such an event.
          The Company initially recorded the Redeemable Stock Put at the minimum $5.0 million redemption threshold. The Company had adjusted the Redeemable Stock Put to its redemption amount at each subsequent balance sheet date. The adjustment to the redemption amount had been recorded directly to retained earnings or, in the absence of positive retained earnings, by charges against additional paid-in capital. The Company increased the Redeemable Stock Put by $6.6 million during the six months and three months ended June 30, 2005. This adjustment resulted from an increase in the estimated fair value of the Company’s common stock from $8.00 per share as of March 31, 2005 to $11.00 per share as of June 30, 2005.
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
12. Segment Reporting
     The Company’s principal business segments consist of its OTC business, its futures business and its market data business. The operations of ICE Futures comprise the futures business segment and the operations of ICE Data, L.P. and ICE Data LLP comprise the market data business segment. Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments and geographic areas are as follows:

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Six Months Ended June 30, 2006:
Revenues from external customers	$65,690	$49,622	$8,561	$123,873
Intersegment revenues	9,975	3,028	4,510	17,513
Depreciation and amortization	5,458	1,033	6	6,497
Interest income	1,668	743	17	2,428
Interest expense	120	—	—	120
Income tax expense	12,414	10,953	3,032	26,399
Net income	24,658	20,341	5,632	50,631
Total assets	272,090	72,405	5,725	350,220
Capital expenditures and software development costs	6,882	692	2	7,576
Goodwill and other intangibles, net	81,192	—	—	81,192
Net cash provided by operating activities	7,915	22,233	8,536	38,684

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Six Months Ended June 30, 2006:
Revenues from external customers	$70,148	$53,725	$123,873
As of June 30, 2006:
Property and equipment, net	14,681	9,206	23,887
     Revenues from one customer of the futures business segment comprised 14% of the Company’s futures revenues for the six months ended June 30, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the six months ended June 30, 2006.

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Six Months Ended June 30, 2005:
Revenues from external customers	$36,314	$27,558	$5,486	$69,358
Intersegment revenues	5,066	2,228	881	8,175
Depreciation and amortization	6,493	1,259	3	7,755
Interest income	447	963	—	1,410
Interest expense	315	—	—	315
Income tax expense (benefit)	(533)	3,274	1,130	3,871
Net income	551	6,080	2,098	8,729
Total assets	136,196	61,968	4,376	202,540
Capital expenditures and software development costs	2,561	808	11	3,380
Goodwill and other intangibles, net	79,911	—	—	79,911
Net cash provided by operating activities	7,920	6,253	2,061	16,234
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Six Months Ended June 30, 2005:
Revenues from external customers	$38,242	$31,116	$69,358
As of June 30, 2005:
Property and equipment, net	8,756	7,349	16,105
     Revenues from one customer of the futures business segment comprised 14% of the Company’s futures revenues for the six months ended June 30, 2005. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the six months ended June 30, 2005.

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended June 30, 2006:
Revenues from external customers	$39,104	$30,159	$4,328	$73,591
Intersegment revenues	4,898	557	3,283	8,738
Depreciation and amortization	2,798	508	3	3,309
Interest income	996	245	9	1,250
Interest expense	57	—	—	57
Income tax expense	8,139	6,960	2,203	17,302
Net income	13,952	12,925	4,090	30,967
Total assets	272,090	72,405	5,725	350,220
Capital expenditures and software development costs	4,070	188	—	4,258
Goodwill and other intangibles, net	81,192	—	—	81,192
Net cash provided by (used in) operating activities	(699)	15,052	7,255	21,608

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Three Months Ended June 30, 2006:
Revenues from external customers	$41,592	$31,999	$73,591
As of June 30, 2006:
Property and equipment, net	14,681	9,206	23,887
     Revenues from one customer of the futures business segment comprised 15% of the Company’s futures revenues for the three months ended June 30, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended June 30, 2006.

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended June 30, 2005:
Revenues from external customers	$20,272	$14,458	$2,800	$37,530
Intersegment revenues	2,792	1,192	451	4,435
Depreciation and amortization	3,166	630	1	3,797
Interest income	237	507	—	744
Interest expense	152	—	—	152
Income tax expense (benefit)	(2,454)	1,225	570	(659)
Net income (loss)	(3,474)	2,275	1,058	(141)
Total assets	136,196	61,968	4,376	202,540
Capital expenditures and software development costs	1,455	355	7	1,817
Goodwill and other intangibles, net	79,911	—	—	79,911
Net cash provided by (used in) operating activities	(500)	7,381	1,032	7,913
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Three Months Ended June 30, 2005:
Revenues from external customers	$21,244	$16,286	$37,530
As of June 30, 2005:
Property and equipment, net	8,756	7,349	16,105
     Revenues from one customer of the futures business segment comprised 14% of the Company’s futures revenues for the three months ended June 30, 2005. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended June 30, 2005.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
13. Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months ended June 30, 2006 and 2005:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic:
Net income (loss) available to common shareholders	$50,631	$2,135	$30,967	$(6,735)

Weighted average common shares outstanding	55,703	52,870	55,871	52,873

Basic earnings (loss) per common share	$0.91	$0.04	$0.55	$(0.13)

Diluted:
Weighted average common shares outstanding	55,703	52,870	55,871	52,873

Effect of dilutive securities:
Stock options and restricted shares	3,389	202	3,338	—

Diluted weighted average common shares outstanding	59,092	53,072	59,209	52,873

Diluted earnings (loss) per common share	$0.86	$0.04	$0.52	$(0.13)

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. The Company’s outstanding options and restricted shares have not been included in the computation of diluted earnings per share for the three months ended June 30, 2005 due to the $6.7 million net loss available to common shareholders. Therefore, the Company’s diluted earnings per share is computed in the same manner as basic earnings per share for the three months ended June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment, trends in our industry, increasing competition, strategic initiatives by our competitors, technological developments, expectations of various costs, expansion of our market data business, development of new products and services, pursuit of strategic acquisitions and alliances, maintaining existing market participants and attracting new ones, protection of our intellectual property rights, our ability to avoid violating the intellectual property rights of others, changes in domestic and foreign regulations or government policy, adverse litigation results and our ability to gain access to comparable products and services if our key technology contracts were terminated. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with our consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
     We operate the leading electronic global futures and over-the-counter, or OTC, marketplace for trade execution in a broad array of energy products. Currently, we are the only marketplace to offer an integrated electronic platform for trading energy products in both futures and OTC markets. Through our widely-distributed electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical energy commodities contracts. We operate our business in, and report our financial results based on, three distinct segments: futures markets, OTC markets and market data markets. Futures markets offer trading in standardized derivative contracts on a regulated exchange and OTC markets offer trading in over-the-counter, or off-exchange, derivative contracts, including contracts that can provide for the physical delivery of an underlying commodity or for financial settlement based on the price of an underlying commodity. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers.
     On a consolidated basis, we generated $123.9 million in revenues for the six months ended June 30, 2006, a 78.6% increase compared to $69.4 million for the six months ended June 30, 2005. On a consolidated basis, we generated $50.6 million in net income for the six months ended June 30, 2006 compared to $8.7 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, 37.7 million contracts were traded in our futures markets and 49.2 million contracts were traded in our OTC markets, up 102.6% from 18.6 million futures contracts traded during the six months ended June 30, 2005 and up 98.2% from 24.8 million OTC contracts traded during the six months ended June 30, 2005. The financial results for the six months ended June 30, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London and a $15.0 million settlement expense related to a payment to EBS Dealing Resources, Inc., or EBS, to settle litigation.

     Our futures business segment consists primarily of trade execution in futures contracts and options on futures contracts, which we conduct through our subsidiary, ICE Futures. Historically, we offered futures trading both on our electronic platform and on our open-outcry trading floor. We closed our open-outcry trading floor in London on April 7, 2005 and all of our futures trading is now conducted exclusively in our electronic markets. This decision has allowed us to maintain and enhance our competitive position in our futures markets, and to take advantage of the increasing demand for electronically traded markets. Our OTC business segment consists of trade execution in OTC energy contracts conducted exclusively on our electronic platform and the provision of trading-related services, including OTC electronic trade confirmation and OTC risk management functionality. Our market data business segment, which we conduct through our subsidiary, ICE Data, consists of the distribution of electronically generated, verifiable energy market data primarily derived from actual trades executed in our marketplace.
Our Business Environment
     Our business is primarily transaction-based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in commodities prices. Higher price volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage or speculative trading. While higher energy prices do not have a direct correlation to our trading volumes, changes in the absolute price level of energy commodities, such as those experienced in recent years in crude oil, can have a significant impact on our trading volumes. Changes in our futures trading volumes and OTC average daily commissions have also been driven by varying levels of liquidity both in our markets and in the broader markets for energy commodities trading, which influence trading volumes across all of the markets we operate. For example, the use of clearing in the OTC markets has served to increase participation in the OTC markets by non-traditional participants. This in turn has increased liquidity in formerly illiquid contracts, and resulted in increased trading activity, particularly in North American natural gas and power markets. Our trading volumes in our futures business segment were also favorably impacted by our transition to electronic trading in April 2005 when the distribution of our futures markets was significantly expanded through increased use of screen-based trading.
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
Products
     We offer products and services to serve the front-, middle- and back-offices of our participants and are well positioned in the energy trading market and risk management operations. For traders, we offer a range of commodity contracts in both our futures and OTC marketplace on a common electronic platform. We offer an electronic trade confirmation system and trade capture services for back office professionals as well as a range of market data services.
     In our futures markets, we offer trading in the ICE Brent Crude and ICE West Texas Intermediate, or WTI, Crude futures contracts, among others. Brent crude is a light, sweet grade of crude oil that serves as the price benchmark to approximately two-thirds of the world’s traded oil products. WTI crude is also a light sweet crude that serves as a global crude oil benchmark. We introduced our cash-settled WTI contracts in February 2006. We continually develop and launch new products designed to meet market demand and the needs of our participants. The addition of a WTI Crude futures contract to our suite of energy futures and options brings the world’s two most significant crude oil benchmarks together on our trading platform. Also through our futures segment, we list the leading heating oil contract, known as ICE Gas Oil futures. In April 2006, we introduced two new cash-settled futures contracts, the ICE New York Harbor Unleaded Gasoline Blendstock (RBOB) futures contract and the ICE New York Harbor Heating Oil futures contract.
     In our OTC markets, we offer trading in hundreds of natural gas, power and refined oil products on a bilateral basis. At the end of the second quarter of 2006, we also offered over 65 cleared OTC contracts, which account for the majority of our OTC commission revenue. In March 2006, we began the introduction of a slate of new cleared OTC contracts. To date, we have launched over 50 of these planned cleared contracts and plan to launch additional cleared contracts in the future.
     Our market data business segment, which we conduct through our subsidiary, ICE Data, consists of the distribution of electronically generated, verifiable energy market data primarily derived from actual trades executed in our marketplace.
Technology
     Our innovative Internet-accessible trading platform was designed for energy trading and risk management. Deployed on the desktops of thousands of energy market participants around the world, our electronic platform is an integral tool for energy market participants. In addition to our own front-end, participants may select from 12 independent software vendors that are linked to our trading platform. There is also a rapidly growing base of proprietary front-end development around our electronic platform to connect various dealer and prime brokerage systems as well as algorithmic trading systems. Most of our largest customers’ back-offices are connected to our platform to realize the efficiencies of straight-through processing for both futures and OTC trades. From a connectivity perspective, customers can access our redundant data centers in the U.S. and U.K. using the Internet or any one of several private line alternatives, including routing through our recently opened telecommunications hubs in London, Chicago, Singapore and New York.

     We are continuously enhancing our technology to improve our speed and reliability. Since our futures business transitioned from floor-based trading to screen-based trading in April 2005, we have experienced a ten-fold increase in message volume. In order to sustain the scalability of our platform, we have completed a number of hardware and software upgrades that have allowed us to reduce roundtrip time and increase throughput. During the second quarter, we decreased order processing time to 31 milliseconds, representing a six-fold increase in speed from the beginning of 2006. From a reliability standpoint, we also made system improvements to minimize downtime, particularly as we expanded our platform trading hours to cover 23 hours per day.
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
Segment Reporting
     For financial reporting purposes, our business is divided into three segments: our futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to note 12 to our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
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
Our Futures Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our futures business segment:

	Six Months Ended June 30,
	2006	%	2005	%
	(In thousands, except for percentages)
Revenues(1):
Transaction fees, net(2):
ICE Brent Crude futures	$28,766	54.6%	$18,888	63.4%
ICE Gas Oil futures	10,614	20.2	6,576	22.1
ICE WTI Crude futures(3)	8,295	15.8	—	—
Other futures products and options	856	1.6	464	1.6
Intersegment fees	3,028	5.7	2,228	7.5
Market data fees	37	0.1	197	0.7
Other	1,054	2.0	1,433	4.7

Total revenues	52,650	100.0	29,786	100.0

Operating expenses:
Selling, general and administrative expenses(4)	11,471	21.8	16,430	55.2
Intersegment expenses(5)	9,291	17.6	4,460	15.0

	Six Months Ended June 30,
	2006	%	2005	%
	(In thousands, except for percentages)
Depreciation and amortization	1,033	2.0	1,259	4.2

Total operating expenses	21,795	41.4	22,149	74.4

Operating income	30,855	58.6	7,637	25.6
Other income, net	439	0.8	1,717	5.8
Income tax expense	10,953	20.8	3,274	11.0

Net income	$20,341	38.6%	$6,080	20.4%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $11.0 million and $4.7 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Our transaction fees are presented net of rebates.

(3)	The ICE WTI Crude futures contract was introduced in February 2006 and we began charging transaction fees in April 2006.

(4)	Includes compensation and benefits expenses and professional services expenses.

(5)	Intersegment expenses represent fees paid by our futures business segment for support provided by the OTC business segment to operate the electronic trading platform used in our futures business.
     In our futures business segment, we earn fees from both counterparties to each futures contract or option on futures contract that is traded. In our futures business, we refer to these fees as exchange fees. We derived exchange fees of $48.5 million and $25.9 million for the six months ended June 30, 2006 and 2005, respectively, representing 39.2% and 37.4%, respectively, of our consolidated revenues. A contract is a standardized quantity of the physical commodity underlying each futures contract.
     Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the six months ended June 30, 2006, the average daily quantity of Brent crude oil traded in our markets was 160 million barrels, with an average notional daily value of $10.8 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes over the past several years.
     The following table presents, for the periods indicated, trading activity in our futures markets for commodity type based on the total number of contracts traded:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Number of futures contracts traded:
ICE Brent Crude futures	20,383	13,555	10,209	7,394
ICE Gas Oil futures	7,637	4,766	3,700	2,339
ICE WTI Crude futures(1)	9,105	—	6,789	—
Other(2)	556	277	324	126

Total	37,681	18,598	21,022	9,859

(1)	A fee waiver applied to trade execution for our ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

(2)	Consists primarily of ICE Natural Gas futures, ICE Electricity futures, ICE Brent Crude options, ICE Heating Oil futures, ICE Unleaded Gasoline Blendstock (RBOB) futures, ICE Gas Oil options and ICE ECX CFI futures contracts. The ICE ECX CFI Futures contract is the result of a cooperative relationship between ICE Futures and the Chicago Climate Exchange, Inc. and its subsidiary, the European Climate Exchange. ICE Futures shares in the revenue derived from the ICE ECX CFI futures contract.
     The following chart presents the futures exchange fee revenues by contract traded in our markets for the periods presented:

Futures Transaction Fee Revenues

(1)	Presented net of $2.3 million of exchange fee rebates.

(2)	A fee waiver applied to trade execution for our ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.
     The following table presents our average daily open interest for our futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. The level of open interest in a contract is often considered a measure of an exchange’s liquidity in that contract. In general, the higher the level of open interest, the greater the extent it is being used as a hedging and risk management tool. Open interest is also a measure of the health of a market in terms of both the number of contracts that members and their clients continue to hold in the particular contract and the number of contracts held for each contract month listed by our exchange.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Open Interest — Futures (in contracts):
ICE Brent Crude futures	422	340	447	328
ICE Gas Oil futures	225	182	225	196
ICE WTI Crude futures	151	—	198	—
Other(1)	66	36	76	37

Total	864	558	946	561

(1)	Consists primarily of ICE Natural Gas futures, ICE Electricity futures, ICE Brent Crude options, ICE Heating Oil futures, ICE Unleaded Gasoline Blendstock (RBOB) futures, ICE Gas Oil options and ICE ECX CFI futures contracts.
     We charge exchange fees to ICE Futures’ 44 clearing members for contracts traded for their own account and for contracts cleared on behalf of their customers. As ICE Futures’ operations are currently centered in London, we consider all revenues derived from exchange fees to be generated in the U.K.
     Historically, the revenues and expenses generated in our futures business have been denominated in pounds sterling, which was the functional currency of ICE Futures and related U.K. subsidiaries through June 2006. We translated these revenues and expenses into U.S. dollars using the average exchange rates for the reporting period. Effective as of July 1, 2006, the functional currency of our U.K. subsidiaries became the U.S. dollar. The functional currency switched based on various economic factors and circumstances, including the fact that during the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil futures contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006. However, gains and losses from foreign currency transactions will continue to be included in other income (expense) in our consolidated statements of income. We may experience substantial gains or losses from foreign currency transactions given the significant amounts in our U.K. subsidiaries’ financial statements denominated in pounds sterling.
Our OTC Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our OTC business segment:

	Six Months Ended June 30,
	2006	%	2005	%
	(In thousands, except for percentages)
Revenues(1):
Transaction fees, net(2):
North American natural gas	$44,692	59.1%	$24,879	60.1%
North American power	11,244	14.8	7,533	18.2
Global oil	848	1.1	836	2.0
Other commodities markets	—	—	191	0.5
Electronic trade confirmation	1,577	2.1	753	1.8
Intersegment fees	9,975	13.2	5,066	12.2
Market data fees	6,243	8.3	1,259	3.0
Other	1,086	1.4	863	2.2

Total revenues	75,665	100.0	41,380	100.0

Operating expenses:
Selling, general and administrative expenses(3)	30,129	39.8	34,289	82.9
Intersegment expenses	4,557	6.0	932	2.2
Depreciation and amortization	5,458	7.2	6,493	15.7

Total operating expenses	40,144	53.0	41,714	100.8

Operating income (loss)	35,521	47.0	(334)	(0.8)
Other income, net	1,551	2.0	352	0.8
Income tax expense (benefit)	12,414	16.4	(533)	(1.3)

Net income	$24,658	32.6%	$551	1.3%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $2.3 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Our transaction fees are presented net of rebates.

(3)	Includes compensation and benefits expenses and professional services expenses.
     Revenues in our OTC business segment are generated primarily through commission fees earned from trades executed in our markets. We also receive fees from the provision of electronic trade confirmation services, which primarily relates to bilateral or off-exchange trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from commission fees paid by participants for each trade that they execute. Commission fees are payable by each counterparty to a trade. We do not risk our own capital by engaging in any trading activities or by extending credit to market participants. We derived commission fees for OTC trades executed on our electronic platform of $56.8 million and $33.4 million for the six months ended June 30, 2006 and 2005, respectively, or 45.8% and 48.2%, respectively, of our consolidated revenues. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded.
     In addition to our commission fees, a participant that chooses to clear a trade must pay a fee to LCH.Clearnet and another for the services of the relevant member clearing firm, or futures commission merchant. Consistent with our futures business, we derive no direct revenues from the clearing process and participants pay the clearing fees directly to LCH.Clearnet and the futures commission merchants. However, we believe that the introduction of cleared OTC contracts has attracted new participants to our platform, which has led to increased liquidity in our markets. We believe that increased liquidity has led to increased trading volumes in the OTC markets for North American natural gas and power. Transaction or commission fees derived from our cleared OTC contracts represent an increasing percentage of our total OTC revenues. For the six months ended June 30, 2006 and 2005, cleared transaction fees represented 68.6% and 65.5% of our total OTC revenues, respectively, net of intersegment fees. We intend to continue to support the introduction of these products in response to the requirements of our participants.
     The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our OTC markets, measured in the units indicated in the footnotes:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
Total Volume — OTC:
North American natural gas(1)	112,859	54,962	67,953	31,124
North American power(2)	1,652	958	936	541
Global oil(3)	338	274	69	170

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Number of OTC contracts traded:
North American natural gas	45,154	21,985	27,190	12,450
North American power	2,511	1,389	1,425	776
Global oil	1,580	1,464	660	760
Other	—	9	—	2

Total	49,245	24,847	29,275	13,988

(1)	Measured in million British thermal units, or MMBtu.

(2)	Measured in megawatt hours.

(3)	Measured in equivalent barrels of oil.
     The following chart presents the OTC commission fee revenues by commodity traded in our markets for the periods presented:
OTC Transaction Fee Revenues
     The following table presents our average weekly open interest for our cleared OTC contracts:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Open Interest – Cleared OTC (in contracts):
North American natural gas	1,885	877	2,443	914
North American power	421	220	458	256
Global oil	21	37	16	36

Total	2,327	1,134	2,917	1,206

Our Market Data Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Six Months Ended June 30,
	2006	%	2005	%
	(In thousands, except for percentages)
Revenues(1):
Market data fees	$8,561	65.5%	$5,486	86.2%
Intersegment fees	4,510	34.5	881	13.8

Total revenues	13,071	100.0	6,367	100.0

Operating expenses:
Selling, general and administrative expenses(2)	707	5.4	449	7.1
Intersegment expenses	3,665	28.1	2,783	43.7
Depreciation and amortization	6	—	3	—

Total operating expenses	4,378	33.5	3,235	50.8

Operating income	8,693	66.5	3,132	49.2
Other income (expense), net	(29)	(0.2)	96	1.5
Income tax expense	3,032	23.2	1,130	17.7

Net income	$5,632	43.1%	$2,098	33.0%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $138,000 and $111,000 for the six months ended June 30, 2006 and 2005, respectively.

(2)	Includes compensation and benefits expenses and professional services expenses.
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
     Consolidated transaction fees were $106.9 million and $60.1 million for the six months ended June 30, 2006 and 2005, respectively, and accounted for 86.3% and 86.7% of our consolidated revenues for the six months ended June 30, 2006 and 2005, respectively. Consolidated transaction fees were $63.7 million and $33.0 million for the three months ended June 30, 2006 and 2005, respectively, and accounted for 86.5% and 88.0% of our consolidated revenues for the three months ended June 30, 2006 and 2005, respectively. Transaction fees, net of intersegment fees, accounted for 97.8% and 94.1% of revenues generated by our futures business segment for the six months ended June 30, 2006 and 2005, respectively, and accounted for 88.8% and 94.2% of revenues generated by our OTC business segment for the six months ended June 30, 2006 and 2005, respectively. Transaction fees, net of intersegment fees, accounted for 98.1% and 95.9% of revenues generated by our futures business segment for the three months ended June 30, 2006 and 2005, respectively, and accounted for 87.2% and 94.5% of revenues generated by our OTC business segment for the three months ended June 30, 2006 and 2005, respectively. Transaction fees are recognized as revenues as services are provided.
     In our futures business segment, we charge exchange fees to both the buyer and the seller in each transaction. In this segment, our exchange fees are calculated and collected by LCH.Clearnet on our behalf. Exchange fees are based on the number of contracts traded during each month multiplied by the commission rate. A change to either our commission rate or to the volume of contracts executed through our futures business directly affects the revenues of our futures business. In our futures segment, we derived exchange fees of $48.5 million and $25.9 million for the six months ended June 30, 2006 and 2005, respectively, and $29.6 million and $13.9 million for the three months ended June 30, 2006 and 2005, respectively.
     We accept Exchange of Futures for Physical, or EFP, and Exchange of Futures for Swaps, or EFS, transactions from members and their customers. EFP and EFS are trades that occur off exchange and are then reported for registration and clearing onto our futures markets. We have also implemented block trading facilities for members and their customers through which members may bilaterally arrange large volume trades and/or certain complex strategies and then submit these transactions for registration as exchange trades. For these transactions, we charge both the clearing firms of the buyer and seller a premium to our standard commission rate.
     Transaction fees in our futures business segment are presented net of rebates. We have historically granted trade rebates to local floor members to generate market liquidity. Under this arrangement, we rebated a percentage of the exchange fee for contracts bought and sold on our open-outcry trading floor on the same day for the same price. Trade rebates to local floor members amounted to $171,000 for the three months ended March 31, 2005. In connection with the closure of our open-outcry trading floor on April 7, 2005, we discontinued the trade rebate to local floor members. From time to time, we may enter into market maker agreements with certain participants to make markets in certain contracts on our electronic platform that includes rebates.
     In our OTC business segment, we charge commission fees to both the buyer and the seller in each transaction executed on our platform. The commission fees are based on the underlying commodity volume of each product traded multiplied by the commission rate for that product. We also accept transactions that participants execute off-platform but wish to have processed for clearing. For these transactions, we charge both the buyer and seller, but at typically half the commission rate for on-platform execution. LCH.Clearnet performs the commission fee calculation and collection function for the majority of our trades. The transaction fees in our OTC business segment also include fees derived from our electronic trade confirmation services, in which we charge a standard fee across all products for each trade confirmation successfully submitted by a participant. In our OTC segment, we derived commission fees for OTC trades executed on our electronic platform of $56.8 million and $33.4 million for the six months ended June 30, 2006 and 2005, respectively, and $33.2 million and $18.8 million for the three months ended June 30, 2006 and 2005, respectively.
     Changes in the volume of contracts traded on our electronic platform and in our commission rates directly affect transaction fees in our OTC segment. Since launching our electronic markets in 2000, we have, in limited circumstances, adjusted our commission rates or waived our commissions with respect to certain products. We have, for example, waived commission fees on our ICE WTI Crude futures contract for the months of February 2006 and March 2006. We also increased the commission rates in our futures business in April 2006. We continue to evaluate our commission rates on a regular basis.
Market Data Fees
     Consolidated market data fees were $14.8 million and $6.9 million for the six months ended June 30, 2006 and 2005, respectively, and $8.8 million and $3.5 million for the three months ended June 30, 2006 and 2005, respectively. Market data fees consist of terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets through ICE Data. We invoice these data vendors monthly for terminal fees based on the number of terminals that carry our futures market data. Each data vendor also pays an annual license fee to us. Annual license fee revenues are deferred and amortized ratably over the period for which services are provided.
     Market data fees consist of data access fees that we have historically charged to participants or customers that were not active traders, but that were registered to trade or view OTC natural gas and power products on our electronic platform. The data access fees were based on their historical trading activity and the number of users the participant firm has registered to trade on our platform. We recognize the difference between the monthly data access fee for a given participant and the actual amount of commission fees generated by such participant for trading activity in that month as data access revenues. Beginning in March 2006, we changed the methodology for charging OTC data access fees. The OTC data access fees are now charged based upon the number of individual users with access to our platform (both trading and view only access) instead of at the participant or customer level for the less active participants. We also began to charge data access fees in our futures business segment beginning in February 2006, also at the individual user level. The futures data access fees replaced the futures system user fees that were previously charged to our futures exchange members.
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
Other Revenues
     Other revenues include revenues generated from membership fees charged to our futures exchange members, training seminars, communication charges and equipment rentals, and fees charged to the Chicago Climate Exchange, or CCX. We generated other revenues of $2.1 million and $2.3 million for the six months ended June 30, 2006 and 2005, respectively, and $1.1 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively.
     In our futures business, we generate revenues from, among other things, annual membership and subscription fees charged to ICE Futures members. We recorded fees related to futures exchange membership and subscription fees of $608,000 and $529,000 for the six months ended June 30, 2006 and 2005, respectively, and $310,000 and $256,000 for the three months ended June 30, 2006 and 2005, respectively. We defer revenues derived from membership and subscription fees and amortize them ratably over the period for which services are provided.
     We recognize revenues generated from training seminars and communication charges and equipment rentals as services are provided. Of the other revenues, $335,000 for the six months ended June 30, 2005 relate to revenues generated from communication charges and equipment rentals relating to the futures business floor operations. We no longer charge our futures participants for these costs subsequent to the closure of the open-outcry trading floor on April 7, 2005.
     Other revenues include fees charged to CCX, a self-regulated exchange that administers a voluntary multi-sector greenhouse gas reduction and trading program for North America. We, through our OTC business segment, have been contracted to provide, design and service CCX’s electronic trading platform in the United States. We charge licensing and service fees in advance to CCX on a monthly basis and these fees are recognized as services are provided. We also have an agreement, through our futures business segment, with CCX and its wholly owned subsidiary, the European Climate Exchange, or ECX, to list certain European emissions contracts on our platform. Under this agreement, we charge ECX certain operating costs, 25% of the net European emissions membership fees and 25% of the net transaction fees earned from the European emissions contracts traded on our platform. Pursuant to an amendment to this agreement effective June 28, 2006, these amounts charged to ECX have increased to 27.5% and 27.5%, respectively. We also recognize technology development fees as revenues from both CCX and ECX when the development work is completed and accepted. Our arrangement with CCX began in July 2003, and we recognized revenues of $813,000 and $953,000 for the six months ended June 30, 2006 and 2005, respectively, and $435,000 and $511,000 for the three months ended June 30, 2006 and 2005, respectively, pursuant to our contractual relationships.
Components of Expenses
Compensation and Benefits
     Compensation and benefits expenses consist of salaries, bonuses, non-cash compensations expenses, payroll taxes, employer-provided medical and other benefit plan costs and recruiting costs. Compensation and benefits expenses were $22.5 million and $16.4 million for the six months ended June 30, 2006 and 2005, respectively, and $11.9 million and $8.5 million for the three months ended June 30, 2006 and 2005, respectively. Substantially all of our employees are full-time employees. We capitalized and recorded as property and equipment a portion of our compensation and benefits costs for technology employees engaged in software development and the enhancement of our electronic platform. We expect that our compensation and benefits expense will vary from quarter to quarter as a percentage of total revenues due to additional employees associated with the growth of our business, accrual of bonuses and due to non-cash compensation expenses recognized in accordance with the adoption of SFAS No. 123(R) on January 1, 2006. We recognized non-cash compensation expenses of $4.8 million and $816,000 for the six months ended June 30, 2006 and 2005, respectively, and $2.6 million and $410,000 for the three months ended June 30, 2006 and 2005, respectively. Over the next year, we expect compensation and benefits expenses to increase from current levels.
Professional Services
     Professional services expenses primarily consist of outside legal, accounting and other professional and consulting services expenses. Professional services expenses were $5.9 million and $5.8 million for the six months ended June 30, 2006 and 2005, respectively, and $3.2 million and $2.6 million for the three months ended June 30, 2006 and 2005, respectively. We capitalize and record as property and equipment a portion of the costs associated with fees for technology consultants engaged in software development and enhancements to our electronic platform. We expensed the remaining portion of these fees in the month in which they were incurred. We engaged a number of consultants in our futures business segment to facilitate ongoing technology development, maintenance and support work in connection with the migration of trading of our futures contracts to our electronic platform and the support of the legacy systems used in the operation of the exchange floor. We reduced the number of consultants in our futures business segment during 2005 following the substantial completion of development relating to futures trading on our electronic platform.
     In 2005, we incurred substantial accounting and legal fees in connection with external and internal audit functions, the regulatory and disciplinary functions of our futures markets and legal fees associated with the NYMEX copyright and trademark and EBS patent infringement litigation. As a public company, we are now subject to the requirements of the Sarbanes-Oxley Act of 2002, which require us to incur significant expenditures in the near term to document internal controls and hire and train personnel to comply with these requirements. In addition, we incur costs for external advisors such as legal, accounting and auditing fees, as well as increased marketing and investor relations expenses. Even with these additional public company expenses, we anticipate that professional services expenses may decrease in future periods due to the reduction in consultants at ICE Futures and the reduction in legal fees due to our settlement of the EBS case and the court’s grant of summary judgment in our favor on all claims asserted against us by NYMEX, notwithstanding NYMEX’s current appeal of the decision.
Selling, General and Administrative
     Selling, general and administrative expenses were $13.8 million and $9.2 million for the six months ended June 30, 2006 and 2005, respectively, and $7.7 million and $4.8 million for the three months ended June 30, 2006 and 2005, respectively. Cost of hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing and market-maker expenses are the major expense categories in selling, general and administrative expenses during the periods discussed herein.

     Cost of Hosting Expenses. Cost of hosting expenses primarily consists of hosting and participant network expenses. Cost of hosting expenses were $1.2 million and $624,000 for the six months ended June 30, 2006 and 2005, respectively, and $670,000 and $340,000 for the three months ended June 30, 2006 and 2005, respectively. Our hosting expenses include the amounts we pay for the physical facilities, maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Our participant network expenses include the amounts we pay to provide participants with direct connectivity to our platform. Because our electronic platform is highly scalable, we anticipate that the cost of hosting will remain relatively constant in the near term, even though we believe that we will continue to increase the number of participants trading on our electronic platform.
     Hardware and Software Support Expenses. Hardware and software support expenses were $2.3 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively, and $1.3 million and $989,000 for the three months ended June 30, 2006 and 2005, respectively. Hardware and software support expenses primarily consist of costs related to external hardware and software maintenance and support as well as trade registration system costs. The trade registration system, which is owned and administered by a third party, handles our post trade administration matters, such as giving up trades to alternate parties, clearing and margining. We expect our hardware and software support expenses to increase slightly in absolute terms in future periods in connection with the growth of our business. As a percentage of total revenues, our hardware and software support expenses may decrease in future periods due to anticipated revenue growth.
     Rent and Occupancy Expenses. Rent and occupancy expenses were $1.4 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively, and $658,000 and $878,000 for the three months ended June 30, 2006 and 2005, respectively. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. The decrease in rent and occupancy expenses is primarily related to the closure of our open-outcry trading floor on April 7, 2005. As a percentage of total revenues, our rent and occupancy expenses may decrease in future periods due to anticipated revenue growth.
     Marketing and Market-Maker Expenses. Marketing and market-maker expenses were $677,000 and $1.2 million for the six months ended June 30, 2006 and 2005, respectively, and $338,000 and $619,000 for the three months ended June 30, 2006 and 2005, respectively. Marketing expenses primarily consist of advertising, public relations and product promotion campaigns used to promote brand awareness, as well as new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. The level of marketing activity, and thus the amount of related expenses, may vary from period to period based upon management’s discretion and available opportunities.
     Other. Other costs include all selling, general and administrative costs not included in separate expense categories and primarily consist of insurance expense, telephone and communications expense, corporate insurance expense, travel expense, meals and entertainment expense, royalty and contract volume payments under the patent licensing agreement and dues, subscriptions and registration expense. The royalty payments and contract volume accruals under the patent licensing agreement were $3.2 million and $323,000 for the six months ended June 30, 2006 and 2005, respectively, and $2.2 million and $297,000 for the three months ended June 30, 2006 and 2005, respectively.
     We expect our selling, general and administrative expenses to increase slightly in absolute terms in future periods in connection with the growth of our business, partially offset by lower selling, general and administrative costs associated with closure of our open-outcry trading floor. As a percentage of total revenues, our selling, general and administrative expenses may decrease in future periods due to the expiration of the patent licensing agreement in February 2007 and due to anticipated revenue growth.
Floor Closure Costs
     Floor closure costs incurred during the six months and three months ended June 30, 2005 relate to the April 2005 closure of our open-outcry floor in London. We closed our open-outcry floor to take advantage of increasing acceptance and adoption of electronic trading, and to maintain and enhance our competitive position. Floor closure costs were $4.8 million for the six months and the three months ended June 30, 2005, and included lease terminations for the buildings where the trading floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, and other associated costs, such as legal costs and asset impairment charges. No floor closure costs were incurred for the six months ended June 30, 2006.
Settlement Expense
     Settlement expense recorded during the six months and three months ended June 30, 2005 related to the September 2005 settlement of the legal action brought by EBS related to alleged patent infringement. Under the settlement agreement, we made a cash payment of $15.0 million to EBS, and were released from the legal claims brought against us without admitting liability. Settlement expense was $15.0 million for the six months and the three months ended June 30, 2005. No settlement expenses were incurred for the six months ended June 30, 2006.
Depreciation and Amortization
     Depreciation and amortization expenses were $6.5 million and $7.8 million for the six months ended June 30, 2006 and 2005, respectively, and $3.3 million and $3.8 million for the three months ended June 30, 2006 and 2005, respectively. We depreciate and/or amortize costs related to our property and equipment, including computer and network equipment, software and internally developed software, office furniture and equipment and leasehold improvements. We compute depreciation expense using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the lease term or the estimated useful life of the assets, which range from three to seven years. Gains on disposal of property and equipment are included in other income, losses on disposals of property and equipment are included in depreciation expense and maintenance and repairs are expensed as incurred. We do not amortize goodwill and intangible assets with indefinite lives. We amortize intangible assets with contractual or finite useful lives, in each case over the estimated useful life of five years.
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
     We amortize the licensing fees we pay for a non-exclusive license to use a patent related to an automated futures trading system in the United States over the period to which the license fees relate. We recognized amortization expense of $1.0 million for the six months ended June 30, 2006 and 2005, and $500,000 for the three months ended June 30, 2006 and 2005. This patent expires in February 2007.
     We anticipate that depreciation and amortization expenses will decrease in future periods due to certain property and equipment purchased in prior years becoming fully depreciated, the expiration of the patent licensing agreement in February 2007 and lower computer hardware costs in the future due to declining costs of technology.
Other Income (Expense)
     We had net other income of $2.0 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively, and $853,000 and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. Other income (expense) consists primarily of interest income and expense, as well as gains and losses on foreign currency transactions.
     We generate interest income from the investment of our cash and cash equivalents and restricted cash, short-term investments and long-term investments. Interest expense consisted of interest from capitalized leases, interest on the outstanding indebtedness and the unused fee calculated under our revolving credit facility.
     Other income (expense) also relates to gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling.

Provision for Income Taxes
     We incurred income tax expenses (benefits) of $26.4 million and $3.9 million for the six months ended June 30, 2006 and 2005, respectively, and $17.3 million and ($659,000) for the three months ended June 30, 2006 and 2005, respectively. Our provision for income taxes consists of current and deferred tax provisions relating to federal, state and local taxes, as well as taxes related to foreign subsidiaries. We file a consolidated United States federal income tax return and file state income tax returns on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. Our foreign subsidiaries are based in the United Kingdom and in Canada and we file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. The difference between the statutory income tax rate and our effective tax rate for a given fiscal period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, tax exempt income, state income taxes and the non-deductibility of certain expenses. We have made provisions for U.S. income taxes on the majority of the undistributed earnings of our foreign subsidiaries as such earnings are not expected to be permanently reinvested.
Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except for percentages)
Operating Data:
Our Market Share of Selected Key Products:
Total crude oil futures contracts traded globally(1)	62,772	44,080	33,278	23,696
ICE Brent Crude oil futures contracts traded	20,383	13,555	10,209	7,394
ICE WTI Crude oil futures contracts traded	9,105	—	6,789	—
Our crude oil futures market share(1)	47.0%	30.8%	51.1%	31.2%

Total cleared OTC Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	44,157	20,978	26,723	12,131
Our cleared OTC Henry Hub natural gas contracts traded	34,843	16,398	20,991	9,566
Our market share — cleared OTC Henry Hub natural gas vs. NYMEX-ClearPort(2)	78.9%	78.2%	78.6%	78.9%

Total cleared OTC PJM financial power contracts traded on us and NYMEX- ClearPort	1,159	905	637	553
Our cleared OTC PJM financial power contracts traded	1,045	585	601	346
Our market share — cleared OTC PJM financial power vs. NYMEX-ClearPort(3)	90.2%	64.7%	94.4%	62.5%

Our Average Daily Trading Fee Revenues(4):
Our futures business average daily exchange fee revenues	$382	$209	$469	$220

Our bilateral OTC business average daily commission fee revenues	94	77	101	76
Our cleared OTC business average daily commission fee revenues	360	191	426	217

Our OTC business average daily commission fee revenues	454	268	527	293

Our total average daily exchange fee and commission fee revenues	$836	$477	$996	$513

Our Trading Volume(5):
Futures volume	37,681	18,598	21,022	9,859
Futures average daily volume	297	150	334	156
OTC volume	49,245	24,847	29,275	13,988
OTC average daily volume	394	199	465	219

OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	49.8%	48.1%	49.3%	46.5%
Banks and financial institutions	22.1%	16.8%	22.8%	15.6%
Funds and electronic locals	28.1%	35.1%	27.9%	37.9%
OTC Trading Commission Fees:
Percentage of OTC commission fees by the top 20 customers	55.7%	58.5%	60.4%	59.7%

(1)	Total crude oil futures contracts traded globally and our resulting crude oil futures market share is calculated based on the number of ICE Brent Crude futures contracts and ICE WTI Crude futures contracts traded as compared to the total number of ICE Brent Crude futures contracts, ICE WTI Crude futures contracts and NYMEX Light Sweet Crude and London Brent Crude futures contracts traded.

(2)	Our cleared Henry Hub natural gas market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared Henry Hub natural gas contracts traded as a percentage of the total IntercontinentalExchange cleared Henry Hub natural gas contracts and NYMEX-ClearPort Henry Hub natural gas futures contracts traded.

(3)	Our cleared PJM financial power market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared PJM financial power contracts traded as a percentage of the total IntercontinentalExchange cleared PJM financial power contracts and NYMEX-ClearPort cleared PJM financial power contracts traded. PJM refers to the Pennsylvania, New Jersey and Maryland power hub. Data regarding the volumes of NYMEX-ClearPort cleared PJM for annual contracts traded is derived from the Futures Industry Association.

(4)	Represents the total commission fee and exchange fee revenues for the period divided by the number of trading days during that period.

(5)	Represents the total volume, in contracts, for the period divided by the number of trading days during that period.
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
     Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Overview
     Consolidated net income increased $41.9 million to $50.6 million for the six months ended June 30, 2006 from $8.7 million for the comparable period in 2005. Net income from our futures business segment increased $14.3 million to $20.3 million for the six months ended June 30, 2006 from $6.1 million for the comparable period in 2005, primarily due to higher transaction fees revenues and due to the $4.8 million in floor closure costs recognized during the six months ended June 30, 2005. Net income from our OTC business segment increased $24.1 million to $24.7 million for the six months ended June 30, 2006 from $551,000 for the comparable period in 2005. Net income in our OTC business segment increased primarily due to significantly higher transaction fees revenues and due to the $15.0 million settlement expense recognized during the six months ended June 30, 2005. Net income from our market data business segment increased $3.5 million to $5.6 million for the six months ended June 30, 2006 from $2.1 million for the comparable period in 2005. Net income in our market data business segment increased primarily due to increased market data sales in our OTC and futures businesses. Consolidated operating income, as a percentage of consolidated revenues, increased to 60.6% for the six months ended June 30, 2006 from 15.0% for the comparable period in 2005. Consolidated net income, as a percentage of consolidated revenues, increased to 40.9% for the six months ended June 30, 2006 from 12.6% for the comparable period in 2005.
     Our consolidated revenues increased $54.5 million, or 78.6%, to $123.9 million for the six months ended June 30, 2006 from $69.4 million for the comparable period in 2005. This increase is primarily attributable to increased trading volumes on our electronic platform and increased non-transaction revenues, including market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our futures and cleared OTC contracts.

     Consolidated operating expenses decreased $10.1 million to $48.8 million for the six months ended June 30, 2006 from $58.9 million for the comparable period in 2005, representing a decrease of 17.2%. This decrease is primarily attributable to the $19.8 million in floor closure costs and settlement expense incurred during the six months ended June 30, 2005, partially offset by $6.2 million in higher compensation expenses during the six months ended June 30, 2006 and due to a $2.9 million increase in royalty payments and contract volume accruals under the patent licensing agreement.
Revenues
Transaction Fees
     Consolidated transaction fees increased $46.8 million, or 77.8%, to $106.9 million for the six months ended June 30, 2006 from $60.1 million for the comparable period in 2005. Transaction fees, as a percentage of consolidated revenues, decreased to 86.3% for the six months ended June 30, 2006 from 86.7% for the comparable period in 2005.
     Transaction fees generated in our futures business segment increased $22.6 million, or 87.2%, to $48.5 million for the six months ended June 30, 2006 from $25.9 million for the comparable period in 2005, while increasing as a percentage of consolidated revenues to 39.2% for the six months ended June 30, 2006 from 37.4% for the comparable period in 2005. Average transaction fees per trading day increased 82.7% to $382,000 per trading day for the six months ended June 30, 2006 from $209,000 per trading day for the comparable period in 2005. The increase in transaction fees was primarily due to an increase in our futures contract volumes and due to a fee increase beginning in April 2006. Futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading, the launch of the ICE WTI Crude futures contract in February 2006 and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Volumes in our futures business segment increased 102.6% to 37.7 million contracts traded during the six months ended June 30, 2006 from 18.6 million contracts traded during the comparable period in 2005. The 37.7 million contracts include 2.3 million ICE WTI Crude futures contracts for which we did not charge any commissions during the three months ended March 31, 2006.
     In conjunction with the introduction of our ICE WTI Crude futures contract in February 2006, we reviewed the pricing of our oil futures and option contract transaction fees and the currency in which such transaction fees are calculated and charged. We determined, as a result of this review, to change our basis for pricing such transaction fees to U.S. dollars, in line with the currency generally used to price the underlying commodity and in accordance with general practice in the industry. We began to charge in U.S. dollar rather than pounds sterling in our key futures contracts, including crude oil and heating oil contracts, during the second quarter of 2006. We determined that $0.70 per contract per side, or $1.40 per round turn, was an appropriate level of fees for such contracts, taking into account a number of factors, principally the competitiveness of our service offering. Transaction rates for the crude oil and heating oil contracts had previously been charged at £0.35 per contract per side, or £0.70 per round turn. Based on the average pounds sterling to U.S dollar exchange rate of 1.8536 during the three months ended June 30, 2005, this equals a 7.9% increase in the futures transaction rates.
     Transaction fees generated in our OTC business segment increased $24.2 million, or 70.7%, to $58.4 million for the six months ended June 30, 2006 from $34.2 million for the comparable period in 2005, primarily due to increased trading volumes. Average transaction fees per trading day increased 69.8% to $454,000 per trading day for the six months ended June 30, 2006 from $268,000 per trading day for the comparable period in 2005. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 47.1% for the six months ended June 30, 2006 from 49.3% for the comparable period in 2005. The number of transactions or trades executed in our OTC business segment increased by 66.8% to 1,480,046 trades for the six months ended June 30, 2006 from 887,568 trades for the comparable period in 2005.
     Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Transaction fees generated by trading in North American natural gas contracts increased $19.8 million, or 79.6%, to $44.7 million for the six months ended June 30, 2006 from $24.9 million for the comparable period in 2005. In addition, transaction fees generated by trading in North American power contracts increased $3.7 million, or 49.3%, to $11.2 million for the six months ended June 30, 2006 from $7.5 million for the comparable period in 2005. The continued growth in trading volumes in OTC contracts can be attributed in part to the use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. We believe that the introduction of OTC cleared contracts has facilitated trading by market participants that otherwise would not have engaged in trading in energy derivatives.
     Revenues derived from electronic trade confirmation fees in our OTC business segment increased $824,000, or 109.5%, to $1.6 million for the six months ended June 30, 2006 from $753,000 for the comparable period in 2005. During the six months ended June 30, 2006, 267,730 trades were matched through our electronic trade confirmation service, compared to 196,430 trades during the comparable period in 2005. We implemented a fee increase for our electronic trade confirmation service beginning in February 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, increased to 1.3% for the six months ended June 30, 2006 from 1.1% for the comparable period in 2005.
Market Data Fees
     Consolidated market data fees increased $7.9 million, or 113.8%, to $14.8 million for the six months ended June 30, 2006 from $6.9 million for the comparable period in 2005. This increase was primarily due to increased data access fees in our OTC and futures markets, increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets, increased market data fees in our OTC markets from the market price validation service, and increased fees from view only screen access and end of day reports. During the six months ended June 30, 2006 and 2005, we recognized $6.8 million and $1.5 million, respectively, in data access fees and terminal fees in our futures and OTC business segments. The increase in the market data fees received from data vendors were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the six months ended June 30, 2006 and 2005, we recognized $5.6 million and $3.6 million, respectively, in terminal and license fees from data vendors. We also continued to enroll new individual monthly subscribers for our market price validation service and our view only screen access service. Consolidated market data fees, as a percentage of consolidated revenues, increased to 12.0% for the six months ended June 30, 2006 from 10.0% for the comparable period in 2005.
Other Revenues
     Consolidated other revenues decreased $155,000, or 6.8%, to $2.1 million for the six months ended June 30, 2006 from $2.3 million for the comparable period in 2005. This decrease was primarily due to a $335,000 reduction in the communication charges and equipment rentals to ICE Futures members following the closure of our open-outcry trading floor. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 1.7% for the six months ended June 30, 2006 from 3.3% for the comparable period in 2005.
Expenses
Compensation and Benefits
     Consolidated compensation and benefits expenses increased $6.2 million, or 37.5%, to $22.5 million for the six months ended June 30, 2006 from $16.4 million for the comparable period in 2005. This increase was primarily due to an increase in the non-cash compensation expenses in accordance with the adoption of SFAS No. 123(R) on January 1, 2006, an increase in our discretionary bonus accrual for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $4.8 million for the six months ended June 30, 2006 as compared to $816,000 for the six months ended June 30, 2005. Our discretionary bonus expense increased due to improved operating results for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Our employee headcount increased from 192 employees as of June 30, 2005 to 212 employees as of June 30, 2006. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 18.2% for the six months ended June 30, 2006 from 23.6% for the comparable period in 2005 primarily due to our increased revenues.
Professional Services
     Consolidated professional services expenses increased $175,000, or 3.1%, to $5.9 million for the six months ended June 30, 2006 from $5.8 million for the comparable period in 2005. This increase was primarily due to costs that we incurred to comply with the Sarbanes-Oxley Act of 2002, partially offset by an aggregate decrease in legal fees related to litigation with NYMEX and EBS, the former of which was dismissed by a ruling in our favor on a motion for summary judgment in the third quarter of 2005, which is currently on appeal by NYMEX, and the latter of which was settled in the second quarter of 2005. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 4.8% for the six months ended June 30, 2006 from 8.3% for the comparable period in 2005.
Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $4.6 million, or 50.3%, to $13.8 million for the six months ended June 30, 2006 from $9.2 million for the comparable period in 2005. This increase was primarily due to an increase in royalty payments and contract volume accruals under the patent licensing agreement, increased insurance costs and increased travel and entertainment costs. The royalty payments and contract volume accruals under the patent licensing agreement increased to $3.2 million for the six months ended June 30, 2006 from $323,000 for the six months ended June 30, 2005 due to increased futures volumes following the launch of exclusive electronic trading during 2005 and due to the launch of the ICE WTI Crude futures contract during February 2006. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 11.2% for the six months ended June 30, 2006 from 13.3% for the comparable period in 2005.
Floor Closure Costs
     Consolidated floor closure costs were $4.8 million for the six months ended June 30, 2005, due to the closure of our open-outcry trading floor in London in April 2005. Consolidated floor closure costs, as a percentage of consolidated revenues, were 6.9% for the six months ended June 30, 2005. We did not have floor closure costs in the comparable period in 2006.
Settlement Expense
     Consolidated settlement expense was $15.0 million for the six months ended June 30, 2005, due to the payment made to settle litigation with EBS. Consolidated settlement expense, as a percentage of consolidated revenues, was 21.6% for the six months ended June 30, 2005. We did not have settlement expenses in the comparable period in 2006.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses decreased $1.3 million, or 16.2%, to $6.5 million for the six months ended June 30, 2006 from $7.8 million for the comparable period in 2005. This decrease was due to certain property and equipment purchased in 2002 with estimated useful lives of three years becoming fully depreciated over the course of 2005. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 5.2% for the six months ended June 30, 2006 from 11.2% for the comparable period in 2005.
Other Income
     Consolidated other income decreased $204,000, or 9.4%, to $2.0 million for the six months ended June 30, 2006 from $2.2 million for the comparable period in 2005. The decrease in other income was primarily due to foreign currency transaction losses recognized during the six months ended June 30, 2006. We recognized net foreign currency transaction losses of $317,000 for the six months ended June 30, 2006 as compared to net foreign currency transaction gains of $1.1 million for the six months ended June 30, 2005. The foreign currency transaction gains and losses primarily related to the revaluation of the U.S. dollar cash balances held by our foreign subsidiaries due to the increase or decrease in the period-end foreign currency exchange rates between periods. Through June 30, 2006, the functional currency of our foreign subsidiaries was pounds sterling. The period-end foreign currency exchange rate of pounds sterling to the U.S. dollar increased 3.2% to 1.8491 as of June 30, 2006 from 1.7921 as of June 30, 2005.
     These decreases in other income were partially offset by an increase in interest income and a decrease in interest expense. Interest income increased $1.0 million from the prior period primarily due to an increase in our cash balances from the net proceeds received from our initial public offering of common stock in November 2005 and from the cash flows generated from operations during the six months ended June 30, 2006. Interest expense decreased $195,000 from the prior period primarily due to the remaining $13.0 million outstanding balance under the Wachovia revolving credit agreement being paid off with a portion of the proceeds from our initial public offering of common stock in November 2005.
Income Taxes
     Consolidated tax expense increased $22.5 million to $26.4 million for the six months ended June 30, 2006 from $3.9 million for the comparable period in 2005, primarily due to the increase in our pre-tax income. Our effective tax rate increased to 34.3% for the six months ended June 30, 2006 from 30.7% for the comparable period in 2005. The effective tax rate for the six months ended June 30, 2006 is lower than the statutory rate primarily due to tax exempt income and a $1.2 million reduction in U.S. residual taxes that was recorded as a discrete item during the six months ended June 30, 2006. The effective tax rate for the six months ended June 30, 2005 is lower than the statutory rate primarily due to an increase in federal and state research and development tax credits.
     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Overview
     Consolidated net income increased $31.1 million to $31.0 million for the three months ended June 30, 2006 from a net loss of $141,000 for the comparable period in 2005. Net income from our futures business segment increased $10.7 million to $12.9 million for the three months ended June 30, 2006 from $2.3 million for the comparable period in 2005, primarily due to higher transaction fees revenues and due to the $4.8 million in floor closure costs recognized during the three months ended June 30, 2005. Net income from our OTC business segment increased $17.4 million to $14.0 million for the three months ended June 30, 2006 from a net loss of $3.5 million for the comparable period in 2005. Net income in our OTC business segment increased primarily due to significantly higher transaction fees revenues and due to the $15.0 million settlement expense recognized during the three months ended June 30, 2005. Net income from our market data business segment increased $3.0 million to $4.1 million for the three months ended June 30, 2006 from $1.1 million for the comparable period in 2005. Net income in our market data business segment increased due to increased market data sales in both our OTC and futures businesses. Consolidated operating income, as a percentage of consolidated revenues, increased to 64.4% for the three months ended June 30, 2006 from (5.3%) for the comparable period in 2005. Consolidated net income, as a percentage of consolidated revenues, increased to 42.1% for the three months ended June 30, 2006 from (0.4%) for the comparable period in 2005.
     Our consolidated revenues increased $36.1 million, or 96.1%, to $73.6 million for the three months ended June 30, 2006 from $37.5 million for the comparable period in 2005. This increase is primarily attributable to increased trading volumes on our electronic platform and increased non-transaction revenues, including market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our futures and cleared OTC contracts.
     Consolidated operating expenses decreased $13.3 million to $26.2 million for the three months ended June 30, 2006 from $39.5 million for the comparable period in 2005, representing a decrease of 33.7%. This decrease is primarily attributable to the $19.8 million in floor closure costs and settlement expense incurred during the three months ended June 30, 2005, partially offset by $3.4 million in higher compensation expenses during the three months ended June 30, 2006 due to a $1.9 million increase in royalty payments and contract volume accruals under the patent licensing agreement.

Revenues
Transaction Fees
     Consolidated transaction fees increased $30.6 million, or 92.7%, to $63.7 million for the three months ended June 30, 2006 from $33.0 million for the comparable period in 2005. Transaction fees, as a percentage of consolidated revenues, decreased to 86.5% for the three months ended June 30, 2006 from 88.0% for the comparable period in 2005.
     Transaction fees generated in our futures business segment increased $15.7 million, or 113.2%, to $29.6 million for the three months ended June 30, 2006 from $13.9 million for the comparable period in 2005, while increasing as a percentage of consolidated revenues to 40.2% for the three months ended June 30, 2006 from 37.0% for the comparable period in 2005. Average transaction fees per trading day increased 113.2% to $469,000 per trading day for the three months ended June 30, 2006 from $220,000 per trading day for the comparable period in 2005. The increase in transaction fees was primarily due to an increase in our futures contract volumes and due to a fee increase beginning in April 2006. Futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading, the launch of the ICE WTI Crude futures contract in February 2006 and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Volumes in our futures business segment increased 113.2% to 21.0 million contracts traded during the three months ended June 30, 2006 from 9.9 million contracts traded during the comparable period in 2005.
     In conjunction with the introduction of our ICE WTI Crude futures contract in February 2006, we reviewed the pricing of our oil futures and option contract transaction fees and the currency in which such transaction fees are calculated and charged. We determined, as a result of this review, to change our basis for pricing such transaction fees to U.S. dollars, in line with the currency generally used to price the underlying commodity and in accordance with general practice in the industry. We began to charge in U.S. dollar rather than pounds sterling in our key futures contracts, including crude oil and heating oil contracts, beginning in April 2006. We determined that $0.70 per contract per side, or $1.40 per round turn, was an appropriate level of fees for such contracts, taking into account a number of factors, principally the competitiveness of our service offering. Transaction rates for the crude oil and heating oil contracts had previously been charged at £0.35 per contract per side, or £0.70 per round turn. Based on the pounds sterling to U.S dollar exchange rate of 1.7389 as of the beginning of April 2006, this equals a 15.0% increase in the futures transaction rates.
     Transaction fees generated in our OTC business segment increased $14.9 million, or 77.9%, to $34.1 million for the three months ended June 30, 2006 from $19.2 million for the comparable period in 2005, primarily due to increased trading volumes. Average transaction fees per trading day increased 79.6% to $527,000 per trading day for the three months ended June 30, 2006 from $293,000 per trading day for the comparable period in 2005. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 46.3% for the three months ended June 30, 2006 from 51.1% for the comparable period in 2005. The number of transactions or trades executed in our OTC business segment increased by 58.1% to 795,107 trades for the three months ended June 30, 2006 from 502,945 trades for the comparable period in 2005.
     Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Transaction fees generated by trading in North American natural gas contracts increased $12.4 million, or 88.2%, to $26.4 million for the three months ended June 30, 2006 from $14.0 million for the comparable period in 2005. In addition, transaction fees generated by trading in North American power contracts increased $2.1 million, or 49.6%, to $6.4 million for the three months ended June 30, 2006 from $4.3 million for the comparable period in 2005. The continued growth in trading volumes in OTC contracts can be attributed in part to the use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. We believe that the introduction of OTC cleared contracts has facilitated trading by market participants that otherwise would not have engaged in trading in energy derivatives.

     Revenues derived from electronic trade confirmation fees in our OTC business segment increased $500,000, or 126.6%, to $895,000 for the three months ended June 30, 2006 from $395,000 for the comparable period in 2005. During the three months ended June 30, 2006, 144,588 trades were matched through our electronic trade confirmation service, compared to 103,271 trades during the comparable period in 2005. We implemented a fee increase for our electronic trade confirmation service beginning in February 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, increased to 1.2% for the three months ended June 30, 2006 from 1.1% for the comparable period in 2005.
Market Data Fees
     Consolidated market data fees increased $5.4 million, or 154.9%, to $8.8 million for the three months ended June 30, 2006 from $3.5 million for the comparable period in 2005. This increase was primarily due to increased data access fees in our OTC and futures markets, increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets, increased market data fees in our OTC markets from the market price validation service, and increased fees from view only screen access and end of day reports. During the three months ended June 30, 2006 and 2005, we recognized $4.8 million and $661,000, respectively, in data access fees and terminal fees in our futures and OTC business segments. The increase in the market data fees received from data vendors were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the three months ended June 30, 2006 and 2005, we recognized $2.8 million and $1.8 million, respectively, in terminal and license fees from data vendors. We also continued to enroll new individual monthly subscribers for our market price validation service and our view only screen access service. Consolidated market data fees, as a percentage of consolidated revenues, increased to 12.0% for the three months ended June 30, 2006 from 9.2% for the comparable period in 2005.
Other Revenues
     Consolidated other revenues increased $80,000, or 7.8%, to $1.1 million for the three months ended June 30, 2006 from $1.0 million for the comparable period in 2005. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 1.5% for the three months ended June 30, 2006 from 2.8% for the comparable period in 2005.
Expenses
Compensation and Benefits
     Consolidated compensation and benefits expenses increased $3.4 million, or 40.2%, to $11.9 million for the three months ended June 30, 2006 from $8.5 million for the comparable period in 2005. This increase was primarily due to an increase in the non-cash compensation expenses recognized in accordance with the adoption of SFAS No. 123(R) on January 1, 2006, an increase in our discretionary bonus accrual for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $2.6 million for the three months ended June 30, 2006 as compared to $410,000 for the three months ended June 30, 2005. Our discretionary bonus expense increased due to improved operating results for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Our employee headcount increased from 192 employees as of June 30, 2005 to 212 employees as of June 30, 2006. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 16.2% for the three months ended June 30, 2006 from 22.7% for the comparable period in 2005 primarily due to our increased revenues.
Professional Services
     Consolidated professional services expenses increased $685,000, or 26.9%, to $3.2 million for the three months ended June 30, 2006 from $2.6 million for the comparable period in 2005. This increase was primarily due to costs that we incurred to comply with the Sarbanes-Oxley Act of 2002, partially offset by an aggregate decrease in legal fees related to litigation with NYMEX and EBS, the former of which was dismissed by a ruling in our favor on a motion for summary judgment in the third quarter of 2005, which is currently on appeal by NYMEX, and the latter of which was settled in the second quarter of 2005. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 4.4% for the three months ended June 30, 2006 from 6.8% for the comparable period in 2005.
Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $2.9 million, or 59.5%, to $7.7 million for the three months ended June 30, 2006 from $4.8 million for the comparable period in 2005. This increase was primarily due to an increase in royalty payments and contract volume accruals under the patent licensing agreement. The royalty payments and contract volume accruals under the patent licensing agreement increased to $2.2 million for the three months ended June 30, 2006 from $297,000 for the three months ended June 30, 2005 due to increased futures volumes following the launch of exclusive electronic trading during 2005 and due to the launch of the ICE WTI Crude futures contract during February 2006. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 10.5% for the three months ended June 30, 2006 from 12.9% for the comparable period in 2005.
Floor Closure Costs
     Consolidated floor closure costs were $4.8 million for the three months ended June 30, 2005, due to the closure of our open-outcry trading floor in London in April 2005. Consolidated floor closure costs, as a percentage of consolidated revenues, were 12.8% for the three months ended June 30, 2005. We did not have floor closure costs in the comparable period in 2006.
Settlement Expense
     Consolidated settlement expense was $15.0 million for the three months ended June 30, 2005, due to the payment made to settle litigation with EBS. Consolidated settlement expense, as a percentage of consolidated revenues, were 40.0% for the three months ended June 30, 2005. We did not have settlement expenses in the comparable period in 2006.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses decreased $489,000, or 12.9%, to $3.3 million for the three months ended June 30, 2006 from $3.8 million for the comparable period in 2005. This decrease was due to certain property and equipment purchased in 2002 with estimated useful lives of three years becoming fully depreciated over the course of 2005. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 4.5% for the three months ended June 30, 2006 from 10.1% for the comparable period in 2005.
Other Income
     Consolidated other income decreased $320,000, or 27.3%, to $853,000 for the three months ended June 30, 2006 from $1.2 million for the comparable period in 2005. The decrease in other income was primarily due to foreign currency transaction losses recognized during the three months ended June 30, 2006. We recognized net foreign currency transaction losses of $320,000 for the three months ended June 30, 2006 as compared to net foreign currency transaction gains of $583,000 for the three months ended June 30, 2005. The foreign currency transaction gains and losses primarily related to the revaluation of the U.S. dollar cash balances held by our foreign subsidiaries due to the increase or decrease in the period-end foreign currency exchange rates between periods. Through June 30, 2006, the functional currency of our foreign subsidiaries was pounds sterling. The period-end foreign currency exchange rate of pounds sterling to the U.S. dollar increased 3.2% to 1.8491 as of June 30, 2006 from 1.7921 as of June 30, 2005.
     These decreases in other income were partially offset by an increase in interest income and a decrease in interest expense. Interest income increased $506,000 from the prior period primarily due to an increase in our cash balances from the net proceeds received from our initial public offering of common stock in November 2005 and from the cash flows generated from operations during the six months ended June 30, 2006. Interest expense decreased $94,000 from the prior period primarily due to the remaining $13.0 million outstanding balance under the Wachovia revolving credit agreement being paid off with a portion of the proceeds from our initial public offering of common stock in November 2005.
Income Taxes
     Consolidated tax expense increased $18.0 million to $17.3 million for the three months ended June 30, 2006 from a tax benefit of $659,000 for the comparable period in 2005, primarily due to the increase in our pre-tax income. Our effective tax rate is 35.8% for the three months ended June 30, 2006. The effective tax rate for the three months ended June 30, 2006 is lower than the statutory rate primarily due to tax exempt income.
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

	Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005(1)	2005(2)
	(In thousands)
Revenues:
Transaction fees, net:
Futures:
ICE Brent Crude futures	$15,290	$13,476	$10,715	$11,731	$10,390
ICE Gas Oil futures	5,476	5,138	4,188	4,008	3,254
ICE WTI Crude futures	8,295	—	—	—	—
Other futures products and options	511	345	316	304	226
OTC:
North American natural gas	26,369	18,323	16,566	18,466	14,008
North American power	6,411	4,833	3,734	5,177	4,287
Global oil	410	438	287	509	400
Other commodities markets	—	—	—	28	75
Electronic trade confirmation services	895	682	390	437	395
Market data fees	8,819	6,022	3,972	3,728	3,460
Other	1,115	1,025	1,094	857	1,035

Total revenues	73,591	50,282	41,262	45,245	37,530

Operating expenses:
Compensation and benefits	11,932	10,617	9,938	9,416	8,513
Professional services	3,235	2,690	1,950	2,424	2,551
Selling, general and administrative	7,699	6,134	4,811	4,870	4,828
Floor closure costs	—	—	—	—	4,814
Settlement expense	—	—	—	—	15,000
Depreciation and amortization	3,309	3,188	3,655	3,673	3,797

Total operating expenses	26,175	22,629	20,354	20,383	39,503

Operating income (loss)	47,416	27,653	20,908	24,862	(1,973)
Other income, net	853	1,108	911	714	1,173
Income tax expense (benefit)	17,302	9,097	6,959	8,755	(659)

Net income (loss)	$30,967	$19,664	$14,860	$16,821	$(141)

(1)	The increase in the quarter ended September 30, 2005 revenues and net income is due in part to increased trading volume relating to extreme weather conditions, including two major hurricanes in the United States.

(2)	The financial results for the three months ended June 30, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London, and a $15.0 million settlement expense related to the payment made to EBS to settle litigation.

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
Cash and Cash Equivalents, Short-term Investments, Restricted Cash and Restricted Short-Term Investments
     We had consolidated cash and cash equivalents of $54.1 million and $20.0 million as of June 30, 2006 and December 31, 2005, respectively. We had $134.5 million and $111.2 million in short-term investments as of June 30, 2006 and December 31, 2005, respectively; $2.3 million in long-term investments as of December 31, 2005; and $14.2 million and $12.6 million in restricted cash as of June 30, 2006 and December 31, 2005, respectively. We consider all short-term, highly liquid investments with original maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted cash. The increase in the short-term investments and the long-term investments were primarily due to the $38.7 million in cash flows from operations generated during the six months ended June 30, 2006 and due to the $17.6 million in net cash and cash equivalents being used to purchase investments during the six months ended June 30, 2006.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$38,684	$16,234
Investing activities	(25,754)	7,481
Financing activities	20,367	(15,345)
Effect of exchange rate changes	795	(3,930)

Net increase in cash and cash equivalents	$34,092	$4,440

Operating Activities
     Consolidated net cash provided by operating activities was $38.7 million and $16.2 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $38.7 million increase in net cash provided by operating activities for the six months ended June 30, 2006 from the comparable period in 2005 is primarily due to the $24.1 million increase in the OTC business segment’s net income and the $14.3 million increase in the futures business segment’s net income for the six months ended June 30, 2006 from the comparable period in 2005.

Investing Activities
     Consolidated net cash (used in) provided by investing activities was ($25.8 million) and $7.5 million for the six months ended June 30, 2006 and 2005, respectively. These activities primarily relate to sales and purchases of available-for-sale investments and capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had a net increase (decrease) in investments classified as available-for-sale of $17.6 million and ($5.8 million) for the six months ended June 30, 2006 and 2005, respectively. We incurred capitalized software development costs of $3.2 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively, and we had additional capital expenditures of $4.3 million and $755,000 for the six months ended June 30, 2006 and 2005, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform.
Financing Activities
     Consolidated net cash provided by (used in) financing activities was $20.4 million and ($15.3 million) for the six months ended June 30, 2006 and 2005, respectively. We received proceeds from the exercise of common stock options of $7.7 million and $122,000 for the six months ended June 30, 2006 and 2005, respectively. We recognized excess tax benefits from stock-based compensation of $13.2 million for the six months ended June 30, 2006. Consolidated net cash used in financing activities for the six months ended June 30, 2005 primarily relates to $12.0 million in repayments under the revolving credit facility with Wachovia and $3.0 million in costs incurred relating to our initial public offering of common stock.
Loan Agreements
     We entered into our revolving credit agreement with Wachovia on November 17, 2004, which we amended on October 18, 2005. Under the amended Wachovia Bank, National Association, or Wachovia, revolving credit facility, we may borrow an aggregate principal amount of up to $50.0 million at any time through November 17, 2007. The facility includes an unused line fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable on a quarterly basis, which as of June 30, 2006 was 0.15%.
     Loans under the Wachovia facility bear interest on the principal amounts outstanding at LIBOR plus an applicable margin rate, which was 0.85% as of June 30, 2006. We have the option to select the interest rate and interest period applicable to any loans at the time of borrowing, which can be either a daily LIBOR market index loan or a LIBOR rate loan with a period of one, three or six months. Interest on LIBOR market index loans is payable monthly and the interest on the LIBOR rate loans is payable on the last day of each interest period generally.
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
     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Our unaudited consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     As stock-based compensation expenses recognized in the unaudited consolidated statement of income for the six months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. At the adoption of SFAS No. 123(R), we are required to record a cumulative adjustment to reverse compensation costs that would not have been recorded if forfeitures had been estimated in prior periods. Therefore, we recorded a cumulative adjustment of $440,000 for the six months ended June 30, 2006 to reduce compensation costs that were actually recognized in our consolidated financial statements during 2004 and 2005 relating to restricted stock compensation expense amortization.
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

     Employee and director stock-based compensation expenses recognized under SFAS No. 123(R), for both stock options and restricted stock, in the unaudited consolidated statements of income was $4.8 million and $2.6 million for the six months and three months ended June 30, 2006, respectively. Employee and director stock-based compensation expenses recognized on the restricted stock in the unaudited consolidated statements of income was $816,000 and $410,000 for the six months and three months ended June 30, 2005, respectively. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As of June 30, 2006, there was $6.1 million and $9.9 million in total unrecognized compensation costs related to stock options and restricted stock, respectively. These costs are expected to be recognized over a weighted average period of 2.4 years and 2.0 years as the stock options and restricted stock, respectively, vests.
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation on January 1, 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and are currently not yet in a position to determine such effects.
Critical Accounting Policies and Estimates
     In the second quarter of 2006, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash, long-term investments and foreign currency exchange rate risk.
Interest Rate Risk
     We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, and restricted cash. As of June 30, 2006 and December 31, 2005, our cash and cash equivalents, short-term and long-term investments and restricted cash, were $202.7 million and $146.1 million, respectively, of which $38.9 million and $35.9 million, respectively, were denominated in pounds sterling. The remaining investments are denominated in U.S. dollars. Due to the conservative nature of our investment portfolio, which is structured with a focus on capital preservation, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
Foreign Currency Exchange Rate Risk
     The revenues, expenses and financial results of ICE Futures and other U.K. subsidiaries have historically been denominated in pounds sterling, the functional currency of our U.K. subsidiaries. We had foreign currency translation risk equal to our net investment in our subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of June 30, 2006 and December 31, 2005, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $30.7 million and $21.3 million, respectively. The period-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.7188 as of December 31, 2005 to 1.8491 as of June 30, 2006.
     Effective as of July 1, 2006, the functional currency of our U.K. subsidiaries became the U.S. dollar. The functional currency of an entity is the currency of the primary economic environment in which the entity operates.

Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with us, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets as the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency switched based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006. However, gains and losses from foreign currency transactions will continue to be included in other income (expense) in the consolidated statements of income.
     We have foreign currency transaction risk primarily related to the settlement of foreign assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling. We had foreign currency transaction gains (losses) of ($317,000) and $1.1 million for the six months ended June 30, 2006 and 2005, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar decreased from 1.8713 for the six months ended June 30, 2005 to 1.7973 for the six months ended June 30, 2006.
     We may experience substantial gains or losses from foreign currency transactions given the significant pounds sterling expense operations of our futures business segment in the United Kingdom. Of our consolidated operating expenses, 30.8% and 34.6% were denominated in pounds sterling for the six months ended June 30, 2006 and 2005, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of expenses denominated in foreign currencies changes accordingly. All sales in our business are denominated in U.S. dollars, except for some small futures contracts in our futures business segment. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
     In the past, we have entered into hedging transactions to help mitigate our foreign exchange risk exposure. During the six months ended June 30, 2006, we did not enter into or hold any foreign currency hedging activities. We do not hold or issue any derivative financial instruments for trading purposes.
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

Part II. Other Information
Item 1. Legal Proceedings
NYMEX Claim of Infringement
     On September 29, 2005, the U.S. District Court for the Southern District of New York granted our motion for summary judgment dismissing all claims brought by the New York Mercantile Exchange, Inc, or NYMEX, against us in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by us on the basis of our use of NYMEX’s publicly available settlement prices in two of our cleared OTC contracts. The complaint also alleged that we infringed and diluted NYMEX’s trademark rights by referring to NYMEX trademarks in certain of our swap contract specifications and that we tortiously interfered with a contract between NYMEX and the data provider that provides us with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and we had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in our favor on all claims, NYMEX is currently appealing the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. If NYMEX continues with its appeal, or proceeds with a claim in state court, we intend to vigorously defend these actions. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
MBF Clearing Corp. Antitrust Claims
     On February 2, 2006, MBF Clearing Corp. filed a complaint against us in the U.S. District Court for the Southern District of New York asserting that we have monopoly power in the markets for electronic trading of Brent Crude Oil futures and certain other energy contracts. On March 22, 2006, we filed a motion to dismiss all of MBF Clearing’s claims in the complaint. Rather than responding to our motion, MBF Clearing filed an amended complaint dropping one state law claim, and making additional allegations that actions taken by us with respect to MBF Clearing were taken with the intention of foreclosing competition from contracts presently traded or to be traded on NYMEX’s electronic trading platform. MBF Clearing, which is a major NYMEX clearing and trading firm and a market maker for certain NYMEX electronic contracts, alleges that we disconnected MBF Clearing’s access to our trading platform and denied MBF Clearing information from ICE Data in breach of a contract with MBF Clearing and in violation of U.S. antitrust laws. MBF Clearing also alleges, among other things, that we have engaged in tortious interference with contract and business advantage. The amended complaint does not specify the amount of damages alleged to have been caused to MBF Clearing but requests that MBF Clearing be awarded treble and punitive damages. We intend to vigorously defend these claims. On June 5, 2006, we filed a renewed motion to dismiss all of MBF Clearing’s claims and MBF Clearing filed its brief in opposition of our motion to dismiss on July 12, 2006. Briefing is still ongoing and the Company plans on filing a reply brief in the near future. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
Item 1A. Risk Factors
     The risks described below comprise the material risks of which we are aware. In addition, there may be risks of which we are currently unaware, or that we currently regard as immaterial based on the information available to us, that later prove to be material. These risks may adversely affect our business, financial condition and operating results. As a result, the trading price of our common stock could decline.
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

     Our principal competitor, NYMEX, is a regulated, predominantly open-outcry futures exchange that offers trading in futures products and options on those futures in the crude oil, gas and metals markets, among other commodities markets. NYMEX has also established two electronic platforms: NYMEX Access and ClearPort, although NYMEX recently entered into an agreement with the Chicago Mercantile Exchange, or CME, under which CME will exclusively list NYMEX energy contracts on its electronic trading platform. NYMEX operates its own clearinghouse, which may give it greater flexibility in introducing new products and clearing services than us.
     NYMEX has taken several actions in the past year to improve its competitive position. In September 2005, NYMEX’s board of directors selected General Atlantic, a leading private equity firm, as a minority investment partner to assist NYMEX in evaluating its strategic options, which may include an initial public offering of NYMEX common stock in late 2006. In addition to its alliance with General Atlantic as a strategic partner, NYMEX also undertook initiatives to offer increased access to electronic trading in its futures contracts. In February 2006, NYMEX launched a “mini” version of the Brent crude futures contract. In April, NYMEX announced that it had entered into a definitive technology services agreement with CME pursuant to which CME, through CME Globex, will become the exclusive electronic trading services provider for NYMEX’s energy futures and options contracts. Under this agreement, the CME will host trading in mini versions of NYMEX’s contracts and full size versions of the contracts. Initial trading of NYMEX’s energy products on CME Globex began in June 2006 with full roll-out expected by the third quarter of 2006. This agreement is expected to increase access to trading in NYMEX contracts and could increase the liquidity of NYMEX’s markets by offering customers electronic trading capabilities that NYMEX previously did not offer its customers. Our business could be materially and adversely affected if our trading volumes decline and we lose liquidity in our markets due to participants opting to trade competing NYMEX contracts.
     We also currently compete with:
•	voice brokers active in the commodities markets, including Amerex, ICAP, Prebon Yamane and Tradition (North America);

•	other electronic energy trading platforms, such as NGX (a subsidiary of the Toronto Stock Exchange) and Houston Street;

•	energy futures exchanges, such as European Energy Derivatives Exchange, or Endex (formerly known as Amsterdam Power Exchange), Nord Pool, and Powernext; and

•	market data vendors, such as Bloomberg, Reuters, Argus and Platts (a division of The McGraw-Hill Companies Inc.).
     We may also face additional competition from new entrants to our markets. Competition in the market for commodities trading could increase if new electronic trading platforms or futures exchanges are established, or if existing platforms or exchanges that currently do not trade energy commodities products decide to do so, as CME has done through its agreement with NYMEX to trade NYMEX energy products on CME Globex. Additional competition from new entrants to our markets could negatively impact our trading volumes and profitability.
     In addition, some of the exchanges, trading systems, dealers and other companies with which we currently or in the future could compete are or may be substantially larger than we are and have or may have substantially greater financial, technical, marketing and other resources and more diverse revenue streams than we do. Some of these exchanges and other businesses have long standing, well established and, in some cases, dominant positions in their existing markets. They may offer a broader range of products and services and may take better advantage of business opportunities than we do.
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
     We earn transaction fees for transactions executed in our markets and from the provision of electronic trade confirmation services. Historically, we have also earned transaction fees under order flow agreement shortfalls. We derived 86.3%, 87.9%, 83.9% and 86.9% of our consolidated revenues for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively, from our transaction-based business. Even if we are able to further diversify our product and service offerings, our revenues and profitability will continue to depend primarily on our transaction-based business. A substantial portion of our revenues are derived from transaction fees generated from trades executed on our trading platform, which are based primarily on the volume of contracts traded. Any decline in our trading volumes in the short-term or long-term will negatively impact our transaction fees and, therefore, our revenues. Accordingly, the occurrence of any event that reduces the amount of transaction fees we receive, whether as a result of declines in trading volumes or market liquidity, adverse response to our all electronic market, reductions in commission rates, regulatory changes, competition or otherwise, will have a significant impact on our operating results and profitability. See also “— Our business depends in large part on volatility in energy commodity prices.”
     Our business depends in large part on volatility in energy commodity prices.
     Participants in the markets for energy commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take speculative or arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven primarily by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Energy commodities markets historically have experienced significant price volatility and in recent years reached record levels. We cannot predict whether this pattern will continue, or for how long, or if this trend will reverse itself. Were there to be a sustained period of stability in the prices of energy commodities, we could experience lower trading volumes, slower growth or even declines in revenues as compared to recent periods.
     In addition to price volatility, the increase in global energy prices, particularly for crude oil, during the past three years may have had a positive impact on the trading volume of global energy commodities, including trading volumes in our markets. If global crude oil prices decrease or return to the lower levels where they historically have been, it is possible that many market participants could reduce their trading activity or leave the trading markets altogether. Global energy prices are determined by many factors, including those listed below, that are beyond our control and are unpredictable. Consequently, we cannot predict whether global energy prices will remain at their current levels, nor can we predict the impact that these prices will have on our future revenues or profitability.
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
     Any one or more of these factors may reduce price volatility or price levels in the markets for energy commodities trading, which in turn could reduce trading activity in those markets, including in our markets. Moreover, any reduction in trading activity could reduce liquidity — the ability to find ready buyers and sellers at current prices — which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a growing competitive advantage over other markets. This could put us at a greater disadvantage relative to our principal competitor, whose markets are larger and more established than ours.
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
Our revenues depend heavily upon trading volumes in the markets for ICE Brent Crude and ICE Gas Oil futures contracts and OTC North American natural gas and power contracts. A decline in volumes or in our market share in these contracts would jeopardize our ability to remain profitable and grow.
     Our revenues depend heavily on trading volumes in four principal markets: the markets for ICE Brent Crude futures contracts, ICE Gas Oil futures contracts, OTC North American natural gas contracts and OTC North American power contracts. Trading in these four contracts in the aggregate has represented over 80% of our consolidated revenues for the most recent interim and annual periods. Trading in ICE Brent Crude futures contracts accounted for 23.2%, 26.5%, 29.7% and 30.4% of our consolidated revenues for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively. Trading in ICE Gas Oil futures contracts accounted for 8.6%, 9.5%, 11.3% and 10.6% of our consolidated revenues for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively. Trading in OTC North American natural gas contracts accounted for 36.1%, 38.4%, 26.8% and 17.9% of our consolidated revenues for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively. Trading in OTC North American power contracts accounted for 9.1%, 10.6%, 8.7% and 6.1% of our consolidated revenues for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively. Our trading volume or market share in these markets may decline due to a number of factors, including:
•	development of competing contracts, and competition generally;

•	reliance on technology to conduct trading;

•	the relative stability of commodity prices;

•	increased availability of electronic trading on competing contracts;

•	possible regulatory changes; and

•	adverse publicity and government investigations.
     A decline in trading volumes in one or more of these contracts could adversely affect our business. In addition, we recently launched trading in the ICE WTI Crude futures contract, which has traded in substantial volumes since it began trading in February 2006. While we only began to derive transaction fees from this contract in the second quarter of 2006, we expect that this contract could represent a significant percentage of our consolidated revenues in future periods. Accordingly, a decline in trading volumes in this contact could adversely affect our future revenues. If our market share in any of these markets declines, participants may decide to trade in other markets and our revenues would decline, which could harm our ability to remain profitable and to grow our business.
A decline in the production of commodities traded in our markets could reduce our liquidity and adversely affect our revenues and profitability.
     We derived 85.0%, 86.9%, 82.1% and 79.1% of our consolidated revenues for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively, from exchange fees and commission fees generated from trading in commodity products in our futures and OTC markets. The volume of contracts traded in the futures and OTC markets for any specific commodity tends to be a multiple of the physical production of that commodity. If the physical supply or production of any commodity declines, market participants could become less willing to trade in contracts based on that commodity. For example, the ICE Brent Crude futures contract has been subject to this risk as production of Brent crude oil peaked in 1984 and began steadily falling in subsequent years. We, in consultation with market participants, altered the mechanism for settlement of the ICE Brent Crude futures contract to a mechanism based on the Brent/Forties/Oseberg North Sea oil fields, known as the BFO Index, to ensure that the commodity prices on which its settlement price is based reflect a large enough pool of traders and trading activity so as to be less susceptible to manipulation. Market participants that trade in the ICE Brent Crude futures contract may determine in the future, however, that additional underlying commodity products need to be considered in the settlement of that contract or that the settlement mechanism is not credible. Exchange fees earned from trading in the ICE Brent Crude futures contract accounted for 58.0%, 68.8%, 65.3% and 66.6% of our total revenues from our futures business, net of intersegment fees, for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively, or 21.4%, 26.5%, 29.7% and 30.4% of our consolidated revenues for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively. Any uncertainty concerning the settlement of the ICE Brent Crude futures contract, or a decline in the physical supply or production of any other commodity on which are trading products are based, could result in a decline in trading volumes in our markets, adversely affecting our revenues and profitability.
We may acquire other businesses, products or technologies. If we do, we may be unable to integrate them with our business, or we may impair our financial performance.
     We are actively exploring and evaluating strategic acquisitions and alliances to strengthen our current business and grow our company. We intend to pursue strategic transactions and may acquire other businesses, products or technologies to expand our products and services, advance our technology or take advantage of new developments and potential changes in our industry. Strategic transactions may involve acquiring or making a strategic investment in an existing clearinghouse to provide services directly to participants in our futures and OTC markets or establishing our own clearinghouse, acquiring or entering into an agreement with another exchange or clearinghouse to broaden our product offering, or acquiring or entering into an agreement with a business complementary to our market data business or a business that offers risk management or other complementary services. In addition, we may be acquired by another company. Any such transaction could happen at any time, could be material to our business and could take any number of forms. We cannot assure you that we will be able to identify strategic opportunities or negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, product or technology, we have limited experience, other than with respect to ICE Futures, in integrating a significant acquisition into our business. The process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of our management from the ongoing operation of our business. Additionally, rumors or news stories regarding potential acquisitions could have an impact on our stock price. If we make future acquisitions, we may issue shares of our stock that dilute shareholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations and negatively impact our stock price.
We do not own our own clearinghouse and must rely on LCH.Clearnet to provide clearing services for the trading of futures and cleared OTC contracts in our markets. We cannot continue to operate our futures and cleared OTC businesses without clearing services.
     We have contracted with LCH.Clearnet to provide clearing services to us for all futures contracts traded in our markets pursuant to a contract for an indefinite term that is terminable by either party upon one year’s prior written notice, if not otherwise terminated in accordance with its terms. LCH.Clearnet also provides clearing services to participants in our OTC business that trade designated contracts eligible for clearing. These services are provided pursuant to a separate contract we have entered into with LCH.Clearnet, which continues in force unless either party gives one year’s prior written notice.
     The interruption or cessation of these clearing services and our inability to make alternate arrangements in a timely manner would have a material adverse effect on our business, financial condition and results of operations. In particular, if our agreement with LCH.Clearnet with respect to our futures business were terminated, and we could not obtain clearing services from another source, we may be unable to operate our futures markets and would likely be required to cease operations in that segment of our business. For the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, transaction fees generated by our futures business, which are also referred to as exchange fees, accounted for 39.2%, 36.7%, 42.0% and 42.6%, respectively, of our consolidated revenues.

     If our agreement with LCH. Clearnet relating to our OTC business were terminated, we may be unable to offer clearing services in connection with trading OTC contracts in our markets for a considerable period of time. While we would still be able to offer OTC trading in bilateral contracts, our inability to offer trading in cleared contracts, assuming that no other clearing alternatives were available, would significantly impair our ability to compete, particularly in light of the launch of a competing swaps-to-futures clearing facility by one of our competitors and the ease with which other competitors can introduce new cleared OTC and futures products. For the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, transaction fees derived from trading in cleared OTC contracts accounted for 36.4%, 37.5%, 21.7% and 6.4%, respectively, of our consolidated revenues. Our cleared OTC contracts have become a significant component of our business, and accounted for 68.6%, 69.3%, 47.6% and 13.9% of the total revenues, net of the intersegment fees, generated by our OTC business for the six months ended June 30, 2006, and for the years ended December 31, 2005, 2004 and 2003, respectively.
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
     In order to address the competitive disadvantages of not owning our own clearinghouse, we may decide to establish a clearinghouse that would clear transactions executed in our markets. Alternatively, we may decide to purchase or acquire, or make a strategic investment in, an existing clearinghouse for that purpose, although the number of clearing facilities not owned by our competitors is limited. Establishing or acquiring a clearinghouse, and subsequently operating the clearinghouse, would require substantial ongoing expenditures and would consume a significant portion of our management’s time, potentially limiting our ability to expand our business in other ways, such as through acquisitions of other companies or the development of new products and services. We cannot assure you that these clearing arrangements would be satisfactory to our participants or would not require substantial systems modifications to accommodate them. The transition to new clearing facilities could also be disruptive and costly to our participants. There are substantial risks inherent in operating a clearinghouse.
     In addition, our establishment or acquisition of a clearinghouse may not be successful, and it is possible that the clearinghouse would not generate sufficient revenues to cover the expenses incurred, which would subject us to losses. Moreover, by owning our own clearinghouse, we would be exposed to the credit risk of our participants, to which we are not currently subject, and defaults by our participants could subject us to substantial losses. We would also be subject to additional regulation as a result of owning a clearinghouse.
We are currently subject to regulation in certain of our markets. Failure to comply with existing regulatory requirements, and possible future changes in these requirements or in the current interpretation of these requirements, could adversely affect our business.
     We operate our OTC markets as an “exempt commercial market” under the Commodity Exchange Act. As such, we are subject to access, reporting and record-keeping requirements of the Commodity Futures Trading Commission, or the CFTC. However, unlike a futures exchange, our OTC business is not generally regulated by the CFTC. Members of Congress have, at various times over the last several years, introduced legislation seeking to restrict OTC derivatives trading of energy generally and to bring electronic trading of OTC energy derivatives within the direct scope of CFTC regulation. Separate pieces of legislation have recently been introduced in Congress that would (i) provide the CFTC with the authority to require exempt commercial markets to comply with additional regulatory requirements, including the imposition of position limits, and to require some participants on exempt commercial markets to file reports on their positions, and (ii) place price controls on natural gas derivatives and make those derivatives tradable only on a designated contract market, which is a regulatory status we do not presently hold. If adopted, this legislation could require us and our participants to operate under heightened regulatory burdens and incur additional costs in order to comply with the additional regulations, and could deter some participants from trading on our OTC platform.
     In contrast to our OTC business, ICE Futures, through which we conduct our futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures has regulatory responsibility in its own right and is subject to supervision by the Financial Services Authority pursuant to the Financial Services and Markets Act 2000, or FSMA. ICE Futures is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. ICE Futures’ ability to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective.
     Electronic trading in futures contracts on ICE Futures is permitted in many jurisdictions, including in the United States, through “no-action” relief from the local jurisdiction’s regulatory requirements. In the United States, direct electronic access to trading in ICE Futures products is offered to U.S. persons based on a series of “no-action” letters from the CFTC that permit non-U.S. exchanges, referred to as foreign boards of trade, to provide U.S. persons with electronic access to their markets without registration with the CFTC. In connection with the launch of our ICE WTI Crude futures contract in February 2006, the CFTC stated that it will be evaluating the future use of its no-action process. The CFTC held a public hearing on June 27, 2006 to consider the issue of what constitutes a “board of trade, exchange, or market located outside the United States” for the purposes of exemption from CFTC jurisdiction and regulation. Prior to the hearing, the CFTC issued a request for comment with respect to this issue. The comment period originally expired on July 12, 2006, but has been extended by the CFTC to August 1, 2006. Our ability to offer new futures products under our existing no-action relief could be impacted by the pendency of the CFTC’s policy review and any actions taken by the CFTC as a result of its policy review. We cannot predict what level of additional regulation our futures business and future products may be subjected to as a result of this CFTC policy review. If we are unable to offer additional products, or if our offerings of products are subject to additional regulatory constraints, our business could be adversely affected. If the CFTC revokes or makes substantial revisions to the no-action process or to the no-action decisions upon which we currently rely, ICE Futures may be required to comply with additional regulation in the United States, including the possibility of being required to register as a regulated futures exchange in the United States, known as a “designated contract market.” Requiring ICE Futures to comply with regulation in addition to that presently required by its primary regulator, the FSA, would be costly and time consuming and could subject ICE Futures to duplicative or inconsistent regulatory requirements. Failure to comply with our current regulatory requirements and regulatory requirements that may be imposed on us in the future could subject us to significant penalties, including termination of our ability to conduct our regulated businesses.
     Additional legislative and regulatory initiatives, either in the United States, the United Kingdom or elsewhere, could affect one or more of the following aspects of our business or impose one or more of the following requirements:
•	the manner in which we communicate and contract with our participants;

•	the demand for and pricing of our products and services;

•	the tax treatment of trading in our products;

•	a requirement that we maintain minimum regulatory capital on hand;

•	a requirement that we exercise regulatory oversight of our OTC participants, and assume responsibility for their conduct;

•	our financial and regulatory reporting practices;

•	our record-keeping and record-retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

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
The energy commodities trading industry in North America has been subject to increased regulatory scrutiny in the recent past, and we face the risk of changes to our regulatory environment in the future, which may diminish trading volumes on our electronic platform.
     Our OTC business is currently subject to limited regulatory oversight due to the types of market participants eligible to trade in our OTC markets. As an exempt commercial market, we are not subject to registration as an exchange nor to the type of ongoing comprehensive oversight to which exchanges are subject. Instead, we are required to comply with access, reporting and record-keeping requirements of the CFTC. In addition, our futures business is subject to primary regulation by the FSA, and offers its products for trading in the United States pursuant to a series of no-action letters, which effectively exempts it from CFTC jurisdiction and regulation.
     In past years, and again recently, the market for OTC energy commodities trading has been the subject of increased scrutiny by regulatory and enforcement authorities due to a number of highly publicized problems involving energy commodities trading companies. This increased scrutiny has included investigations by the Department of Justice, the Federal Energy Regulatory Commission and the Federal Trade Commission of alleged manipulative trading practices, misstatements of financial results, and other matters.
     Furthermore, in response to the rise in energy commodity prices in recent years and allegations that manipulative trading practices by certain market participants may have contributed to the rise in prices, legislative and regulatory authorities at both the federal and state levels, as well as political and consumer groups, have called for increased regulation and monitoring of the OTC energy commodities markets and a review of the no-action process pursuant to which our futures products are presently offered to market participants in the United States. For example, regulators in some states have publicly questioned whether some form of regulation, including price controls, should be re-imposed in OTC commodities markets, particularly in states where power markets were deregulated in recent years. In addition, members of Congress have, at various times in the last several years, introduced legislation seeking to restrict OTC derivatives trading of energy contracts generally, to bring electronic trading of OTC energy derivatives within the direct scope of CFTC regulation, to impose position limits on trading in energy commodities, and to provide for expanded CFTC surveillance of both OTC and futures markets and the people and entities that trade in those markets. Most recently, the United States Senate Permanent Subcommittee on Investigations issued a report regarding its investigation into the role of market speculation in rising oil and gas prices in which it specifically refers to our company. If any of these measures are implemented, they could reduce demand for our products, which will adversely affect our business.
     Also, on January 19, 2006, the Federal Energy Regulatory Commission issued final rules under the Energy Policy Act of 2005 clarifying the agency’s authority over market manipulation by all electricity and natural gas sellers, transmission owners and pipe lines, regardless of whether they are regulated by the Federal Energy Regulatory Commission. In addition, the Energy Policy Act of 2005 granted the Federal Energy Regulatory Commission the power to prescribe rules related to the collection and government dissemination of information regarding the availability and price of natural gas and wholesale electric energy. These rules and possible future exercises of the Federal Energy Regulatory Commission’s rulemaking powers could adversely affect the trading of certain of our products and adversely impact demand for our data products in the United States or have other material adverse impacts on our business.
     It is possible that future unanticipated events in the markets for energy commodities trading will lead to additional regulatory scrutiny and changes in the level of regulation to which our business is subject. Increased regulation of our participants or our markets could materially adversely affect our business. The imposition of stabilizing measures such as price controls in energy commodities markets could substantially reduce or potentially even eliminate trading activity in affected markets. New laws and rules applicable to our business could significantly increase our regulatory compliance costs, delay or prevent us from introducing new products and services as planned and discourage some market participants from using our electronic platform. New allegations of manipulative trading by market participants could subject us to regulatory scrutiny and possibly fines or restrictions on our business, as well as adverse publicity. All of this could lead to lower trading volumes and transaction fees, higher operating costs and lower profitability or losses.
If we are unable to keep up with rapid changes in technology and participant preferences, we may not be able to compete effectively.
     To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platform and our proprietary technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions and the emergence of new industry standards and practices. These changes could render our existing proprietary technology uncompetitive or obsolete. Our ability to pursue our strategic objectives, including increasing trading volumes on our platform following our transition to an all-electronic marketplace, as well as our ability to continue to grow our business, will depend, in part, on our ability to:
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
     A number of factors beyond our control may contribute to substantial fluctuations in our operating results, particularly in our quarterly results. As a result of the factors described in the preceding risk factors, you will not be able to rely on our operating results in any particular period as an indication of our future performance. The energy commodities trading industry has historically been subject to variability in trading volumes due primarily to five key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances in the underlying energy commodities, the number of trading days in a quarter and seasonality. As a result of one or more of these factors, trading volumes in our markets could decline, possibly significantly, which would adversely affect our revenues derived from transaction fees. If we fail to meet securities analysts’ expectations regarding our operating performance, the price of our common stock could decline substantially. See also “— Risks Relating to our Common Stock — The market price of our common stock may fluctuate significantly.”
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
     The revenues, expenses and financial results of ICE Futures and other U.K. subsidiaries have historically been denominated in pounds sterling, the functional currency of our U.K. subsidiaries. We had foreign currency translation risk equal to our net investment in our subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of June 30, 2006 and December 31, 2005, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $30.7 million and $21.3 million, respectively. The period-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.7188 as of December 31, 2005 to 1.8491 as of June 30, 2006.
     Effective as of July 1, 2006, the functional currency of our U.K. subsidiaries became the U.S. dollar. The functional currency of an entity is the currency of the primary economic environment in which the entity operates. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with us, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets as the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency switched based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006. However, gains and losses from foreign currency transactions will continue to be included in other income (expense) in the consolidated statements of income.
     We have foreign currency transaction risk primarily related to the settlement of foreign assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling. We had foreign currency transaction gains (losses) of ($317,000) and $1.1 million for the six months ended June 30, 2006 and 2005, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar decreased from 1.8713 for the six months ended June 30, 2005 to 1.7973 for the six months ended June 30, 2006.
     We may experience substantial gains or losses from foreign currency transactions given the significant pounds sterling expense operations of our futures business segment in the United Kingdom. Of our consolidated operating expenses, 30.8% and 34.6% were denominated in pounds sterling for the six months ended June 30, 2006 and 2005, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of expenses denominated in foreign currencies changes accordingly. All sales in our business are denominated in U.S. dollars, except for some small futures contracts in our futures business segment. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
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
     Our business is highly competitive. We have been sued in the past by NYMEX and we are presently being sued by MBF Clearing Corp, an entity closely affiliated with NYMEX, over actions we have taken in connection with conducting our business. In the latter action, MBF Clearing, a market maker for certain NYMEX electronic contracts, filed a complaint against us that claims that we have a monopoly over the electronic trading of Brent Crude Oil futures and certain other energy contracts and that certain actions we have taken in denying MBF Clearing access to our markets are in violation of antitrust laws, are in breach of contract and constitute tortious activity. MBF Clearing claims that its business has been harmed as a result, and while MBF Clearing has not specified an amount of damages in its suit, it claims that it should be awarded treble damages under antitrust laws and punitive damages under state law. We filed a motion to dismiss all of MBF Clearing’s claims in June 2006 and MBF Clearing filed its brief in opposition of our motion to dismiss in July 2006. Briefing is still ongoing and we plan on filing a reply brief in the near future in connection with our motion to dismiss. Separately, the CFTC has requested information in connection with this matter. While we intend to defend these claims vigorously, litigation may be expensive, lengthy and disruptive to our normal business operations. Moreover, the results of the above-referenced litigation, or possible future litigation, are inherently uncertain and may result in adverse rulings or decisions that may, individually or in the aggregate, impact our business in a material and adverse manner. For more information regarding the NYMEX and MBF Clearing litigation, see “Regulation and Legal Proceedings — Legal Proceedings.” See also “— Any infringement by us of intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the costs of providing, our products and services.”
Any infringement by us of intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the cost of providing, our products and services.
     Patents and other intellectual property rights of third parties may have an important bearing on our ability to offer certain of our products and services. Our competitors, as well as other companies and individuals, may have obtained, and may be expected to obtain in the future, patent rights related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us.
     In addition, our competitors may claim other intellectual property rights over information that is used by us in our product offerings. For example, in November 2002, NYMEX filed claims against us in the U.S. District Court for the Southern District of New York asserting that, among other things, we infringed copyrights NYMEX claims exist in its publicly available settlement prices that we use in connection with the clearing of certain of our OTC derivative contracts. While the court granted a motion for summary judgment in our favor in September 2005 dismissing all claims brought against us by NYMEX, NYMEX is appealing the ruling of the District Court to the Second Circuit Court of Appeals, and no decision has yet been made by the Court of Appeals. If NYMEX successfully appeals the court’s judgment and we are subsequently found to have infringed NYMEX’s intellectual property rights after a trial, we may incur substantial monetary damages and we may be enjoined from using or referring to one or more types of NYMEX settlement prices. If we are enjoined from using or referring to NYMEX settlement prices, we could lose all or a substantial portion of our cleared trading volume in Henry Hub natural gas and West Texas Intermediate crude oil contracts and the related commission revenues. For more information regarding the NYMEX litigation, see “Regulation and Legal Proceedings — Legal Proceedings — NYMEX Claim of Infringement.”
     With respect to our intellectual property, if one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, obtain licenses to develop and market the products or services from the holders of the patents or redesign the products or services in such a way as to avoid infringing the patents. We also could be required to pay damages if we were found to infringe patents held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results.
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

     We have filed U.S. patent applications for our electronic trade confirmation service, our method to allow a participant to engage in program trading while protecting its data (referred to as ICEMaker), our method for displaying both cleared and bilateral OTC contracts in single price stream, our method for locking prices on electronic trading screens, and our method for exchanging OTC contracts and futures contracts in similar base commodities on an electronic trading platform. In addition, we have been issued a joint U.S. patent with NYMEX covering an implied market trading system. We have also filed patent applications in the European Patent Office and Canada for our electronic trade confirmation service and our method for displaying cleared and bilateral OTC contracts in a single price stream, as well as having made a filing under the Patent Cooperation Treaty with respect to ICEMaker. On May 5, 2006, we filed two new patent applications with the U.S. patent office and three corresponding patent applications under the Patent Cooperation Treaty, all of which related to systems and features for trading commodities contracts. We cannot assure you that we will obtain any final patents covering these services, nor can we predict the scope of any patents issued. In addition, we cannot assure you that any patent issued will be effective to protect this intellectual property against misappropriation. Third parties in Europe or elsewhere could acquire patents covering this or other intellectual property for which we obtain patents in the United States, or equivalent intellectual property, as a result of differences in local laws affecting patentability and patent validity. Third parties in other jurisdictions might also misappropriate our intellectual property rights with impunity if intellectual property protection laws are not actively enforced in those jurisdictions. Patent infringement and/or the grant of parallel patents would erode the value of our intellectual property.
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
     We seek to expand the range of commodity products that can be traded in our markets and to ensure that trading in those new products becomes liquid within a sufficiently short period of time to support viable trading markets. We also seek to expand the number of contracts traded in our futures markets following the closure of our open-outcry trading floor. In meeting these strategic goals, however, we face a number of significant challenges, including the following:
•	To introduce new cleared contracts, we must first obtain the approval of LCH.Clearnet, our provider of clearing services. The timing and terms of LCH.Clearnet’s approval may prevent us from bringing new cleared contracts to market as quickly and competitively as our competitors. The approval of LCH.Clearnet and the timing of its receipt will depend upon the type of product proposed, the type and extent of system modification required to establish clearing functionality for the relevant product and the integration of the new contract with our electronic platform and other challenges posed. This could result in a substantial delay between development of a cleared contract and its offering on our electronic platform.

•	Prior to launching a new contract, we must satisfy certain regulatory obligations, which if not satisfied could delay the launch of the new contract.

•	To expand the use of our electronic platform to additional participants and contracts, we must continue to expand capacity without disrupting functionality to satisfy evolving customer requirements.

•	To introduce new trading-related services, we must develop additional systems technology that will interface successfully with the wide variety of unique internal systems used by our participants. These challenges may involve unforeseen costs and delays.

•	We must continue to build significant brand recognition among commodities market participants in order to attract new participants to our markets. This will require us to increase our marketing expenditures. The cost of our marketing efforts may be greater than we expect, and we cannot assure you that these efforts will be successful.
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
     We support and maintain many of the systems that comprise our electronic platform. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Although we fully replicate our primary data center, our redundant systems or disaster recovery plans may prove to be inadequate. Our systems, or those of our third party providers, may fail or, due to capacity constraints, may operate slowly, causing one or more of the following:
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
     Our future success depends, in part, upon the continued contributions of our executive officers and key employees who we rely on for executing our business strategy and identifying new strategic initiatives. Some of these individuals have significant experience in the energy commodities trading industry and financial services markets generally, and possess extensive technology skills. We rely in particular on Jeffrey C. Sprecher, our chief executive officer, Charles A. Vice, our president and chief operating officer, Richard V. Spencer, our chief financial officer, David S. Goone, our chief strategic officer, and Edwin D. Marcial, our chief technology officer, as well as certain other employees responsible for product development and technological development within our company. Although we have entered into employment agreements with each of these executive officers, it is possible that one or more of these persons could voluntarily terminate their employment agreements with us. Furthermore, we have not entered into employment agreements with non-executive personnel, who may terminate their employment with us at any time. Several of these employees have been with our company since inception and have fully vested stock options. Any loss or interruption of the services of our executive officers or other key personnel could result in our inability to manage our operations effectively or to execute our business strategy. We cannot assure you that we would be able to find appropriate replacements for these key personnel if the need arose. We may have to incur significant costs to replace key employees who leave, and our ability to execute our business strategy could be impaired if we cannot replace departing employees in a timely manner. Competition in our industry for persons with trading industry and technology expertise is intense.
We rely on third party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service or supply by any third party could have a material adverse effect on our business.
     In addition to our dependence on LCH.Clearnet as a clearing service provider, we depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, and telephone companies, for elements of our trading, clearing and other systems. For example, we rely on Atos Euronext Market Solutions Limited for the provision of a trade registration system that routes trades executed in our markets to LCH.Clearnet for clearing. Atos Euronext Market Solutions Limited and other companies within the Euronext, N.V. group of companies, are potential competitors to both our futures business and our OTC business, which may affect the continued provision of these services in the future. Moreover, the proposed merger between NYSE Group, Inc. and Euronext, N.V., as well as the general trend toward industry consolidation, may increase the risk that these services may not be available to us in the future. We also rely on a large international telecommunications company for the provision of hosting services. If this company were to discontinue providing these services to us, we would likely experience significant disruption to our business until we were able to establish connectivity with another provider.
     We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. We also cannot assure you that any of these providers will not terminate its business relationship with us for competitive reasons or otherwise. An interruption in or the cessation of an important service or supply by any third party and our inability to make alternative arrangements in a timely manner, or at all, would result in lost revenues and higher costs.

     In addition, our participants may access our electronic platform through 12 independent software vendors, which represent a substantial portion of the independent software vendors that serve the commodities markets. The loss of a significant number of independent software vendors providing access could make our platform less attractive to participants who prefer this form of access.
As an electronic futures and OTC marketplace, we are subject to significant litigation and liability risks.
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
     As a result, we could incur significant legal expenses defending claims against us, even those without merit. The adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages, and cause us reputational harm. Our participants may face similar legal challenges, and these challenges could affect their ability or willingness to trade on our electronic platform. The initiation of lawsuits or other claims against us, or against our participants with regard to their trading activities, could adversely affect our business, financial condition and results of operations, whether or not these lawsuits or other claims are resolved in our favor. If we violate the terms and provisions of the Commodity Exchange Act under which we operate our OTC business, or if the CFTC concludes or believes we have violated other provisions of the Commodity Exchange Act, we could also be exposed to substantial liability. See also “— We are currently subject to regulation in certain of our markets. Failure to comply with existing regulatory requirements, and possible future changes in these requirements, could adversely affect our business.”
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

Risks Relating to Our Common Stock
     The market price of our common stock may fluctuate significantly.
     The market price of our common stock has, and may continue, to fluctuate significantly from time to time as a result of many factors, including:
•	investors’ perceptions of our prospects;

•	investors’ perceptions of the prospects of the commodities markets and more broadly, the energy markets;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or projections;

•	fluctuations in quarterly operating results;

•	announcements by us or our competitors of significant business initiatives, acquisitions, strategic partnerships or divestitures;

•	changes or trends in our industry, including trading volumes, competitive or regulatory changes or changes in the commodities markets;

•	changes in valuations for exchanges and other trading facilities in general;

•	adverse resolution of new or pending litigation against us;

•	additions or departures of key personnel;

•	the impact, or perceived impact, of additional shares of common stock becoming freely tradeable;

•	changes in general economic conditions; and

•	broad market fluctuations.
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
     If our existing shareholders sell substantial amounts of our common stock in the public market or if we issue a large number of shares of our common stock in connection with future acquisitions, the market price of our common stock could decline significantly. Also, the perception that such sales of a large number of shares of our common stock could occur may cause our stock price to decline. Sales by our existing shareholders might also make it more difficult for us to raise equity capital by selling common stock at a time and price that we deem appropriate.
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
     We do not anticipate paying any dividends to our shareholders for the foreseeable future. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law or the Securities and Exchange Commission and other factors our board deems relevant.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held in Atlanta, Georgia on May 11, 2006. At the annual meeting, the shareholders were presented with two proposals as set forth in our annual proxy statement, both of which were approved.
     Out of 55,581,702 shares of stock entitled to vote at such meeting based upon the record date of March 20, 2006, there were present in person or by proxy an aggregate of 47,977,078 shares, constituting a quorum. The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:

     Proposal 1. The shareholders elected the following directors to serve for the ensuing year.

	Number of	Number of
Name of Nominee	Votes For	Votes Withheld
Charles R. Crisp	47,856,280	120,798
Jean-Marc Forneri	43,413,563	4,563,515
Sir Robert Reid	47,502,968	474,110
Frederic V. Salerno	47,838,508	138,570
Richard L. Sandor	47,700,121	276,957
Jeffrey C. Sprecher	47,773,221	203,857
Judith A. Sprieser	47,932,979	44,099
Vincent Tese	47,606,645	370,433
     Proposal 2. The shareholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for 2006.

For	Against	Abstain
47,944,202	23,951	8,925
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number		Description of Document
10.1		Employment Agreement, dated as of May 12, 2006, between IntercontinentalExchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2006, File No. 001-32671).

10.2		Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on May 17, 2006, File No. 001-32671).†

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)
Date: July 28, 2006	By:	/s/ Richard V. Spencer
Richard V. Spencer
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)