Form 10-Q
period 2006-09-30
INTERCONTINENTALEXCHANGE INC
filed 2006-11-06
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2006, the number of shares of IntercontinentalExchange common stock outstanding was 57,438,998, comprised of 57,438,998 shares of Common Stock, no shares of Class A Common Stock, Series 1 and no shares of Class A Common Stock, Series 2.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2006

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$70,182	$20,002
Restricted cash	15,664	12,578
Short-term investments	178,028	111,181
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $775 and $261 at September 30, 2006 and December 31, 2005, respectively	36,431	13,000
Related-parties	268	1,773
Asset held for sale	3,698	—
Prepaid expenses and other current assets	7,120	5,481

Total current assets	311,391	164,015

Property and equipment, net	22,395	20,348

Other noncurrent assets:
Goodwill	79,574	73,967
Other intangible assets, net	1,585	2,087
Long-term investments	—	2,296
Other noncurrent assets	5,905	3,057

Total other noncurrent assets	87,064	81,407

Total assets	$420,850	$265,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$799	$1,697
Accrued salaries and benefits	12,705	8,916
Accrued liabilities, including $197 to a related-party at December 31, 2005	11,511	5,396
Income taxes payable	7,137	8,512
Current deferred tax liability, net	347	676
Deferred revenue	2,817	1,197

Total current liabilities	35,316	26,394

Noncurrent liabilities:
Noncurrent deferred tax liability, net	4,331	5,450
Other noncurrent liabilities	1,770	1,303

Total noncurrent liabilities	6,101	6,753

Total liabilities	41,417	33,147

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 58,738 and 18,400 shares issued at September 30, 2006 and December 31, 2005, respectively; 57,231 and 18,400 shares outstanding at September 30, 2006 and December 31, 2005, respectively	588	184
Class A common stock, Series 1, $0.01 par value; 5,725 shares authorized; no shares issued and outstanding at September 30, 2006; 2,863 shares issued and outstanding at December 31, 2005	—	29
Class A common stock, Series 2, $0.01 par value; 75,000 shares authorized; no shares issued and outstanding at September 30, 2006; 35,782 shares issued at December 31, 2005 and 34,248 shares outstanding at December 31, 2005	—	358
Treasury stock, at cost; 1,507 and 1,534 shares at September 30, 2006 and December 31, 2005, respectively	(9,400)	(5,541)
Additional paid-in capital	218,792	177,602
Deferred stock compensation	—	(6,899)
Retained earnings	142,187	47,911
Accumulated other comprehensive income	27,266	18,979

Total shareholders’ equity	379,433	232,623

Total liabilities and shareholders’ equity	$420,850	$265,770

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Transaction fees, net (including $13,657 and $11,073 with related-parties for the nine months ended September 30, 2006 and 2005, respectively, and $1,602 and $4,703 for the three months ended September 30, 2006 and 2005, respectively)	$190,829	$100,780	$83,937	$40,659
Market data fees (including $412 and $170 with related-parties for the nine months ended September 30, 2006 and 2005, respectively, and $83 and $59 for the three months ended September 30, 2006 and 2005, respectively)	24,589	10,670	9,749	3,728
Other (including $1,433 and $1,417 with related-parties for the nine months ended September 30, 2006 and 2005, respectively, and $403 and $253 for the three months ended September 30, 2006 and 2005, respectively)	3,116	3,153	976	858

Total revenues	218,534	114,603	94,662	45,245

Operating expenses:
Compensation and benefits	35,536	25,815	12,987	9,416
Professional services	8,723	8,174	2,798	2,424
Patent royalty	6,363	926	3,151	603
Selling, general and administrative	17,638	13,149	7,017	4,268
Floor closure costs	—	4,814	—	—
Settlement expense	—	15,000	—	—
Depreciation and amortization	9,824	11,428	3,327	3,673

Total operating expenses	78,084	79,306	29,280	20,384

Operating income	140,450	35,297	65,382	24,861

Other income (expense):
Interest income	5,384	2,092	2,956	682
Interest expense	(175)	(487)	(56)	(172)
Other income (expense), net	(516)	1,274	(169)	205

Total other income, net	4,693	2,879	2,731	715

Income before income taxes	145,143	38,176	68,113	25,576
Income tax expense	50,867	12,626	24,467	8,755

Net income	$94,276	$25,550	$43,646	$16,821

Redemption adjustments to redeemable stock put	—	(20,659)	—	(14,065)

Net income available to common shareholders	$94,276	$4,891	$43,646	$2,756

Earnings per common share:
Basic	$1.68	$0.09	$0.77	$0.05

Diluted	$1.59	$0.09	$0.73	$0.05

Weighted average common shares outstanding:
Basic	56,070	52,885	56,792	52,915

Diluted	59,269	53,448	59,612	54,200

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

												Accumulated Other
			Class A									Comprehensive Income
			Common		Class A							Net Unrealized Gain (Loss) from
	Common		Stock,		Common Stock,				Additional	Deferred		Foreign	Available-		Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Hedging	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Investments	Derivatives	Equity
Balance, January 1, 2005	—	$—	2,863	$29	51,537	$515	(1,534)	$(5,541)	$39,886	$(6,087)	$68,820	$37,043	$—	$(2,516)	$132,149
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(15,705)	91	66	(15,548)
Exercise of common stock options	—	—	—	—	145	2	—	—	864	—	—	—	—	—	866
Issuance of restricted stock	—	—	—	—	—	—	—	—	2,837	(2,467)	—	—	—	—	370
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,655	—	—	—	—	1,655
Redemption adjustments to redeemable stock put	—	—	—	—	—	—	—	—	—	—	(61,319)	—	—	—	(61,319)
Cancellation of redeemable stock put	—	—	—	—	—	—	—	—	78,901	—	—	—	—	—	78,901
Issuance of common stock	2,500	25	—	—	—	—	—	—	55,114	—	—	—	—	—	55,139
Conversion of Class A common stock, Series 2 into common stock	15,900	159	—	—	(15,900)	(159)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	40,410	—	—	—	40,410

Balance, December 31, 2005	18,400	184	2,863	29	35,782	358	(1,534)	(5,541)	177,602	(6,899)	47,911	21,338	91	(2,450)	232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	8,532	(245)	—	8,287
Exercise of common stock options	1,565	16	—	—	103	1	(2)	(124)	14,464	—	—	—	—		14,357
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 and Series 2 into common stock	38,748	388	(2,863)	(29)	(35,885)	(359)	—	—	—	—	—	—	—	—	—
Treasury shares received for stock option tax payment	—	—	—	—	—	—	(64)	(4,215)	—	—	—	—	—	—	(4,215)
Stock-based compensation	—	—	—	—	—	—	—	—	7,037	—	—	—	—	—	7,037
Issuance of restricted stock	—	—	—	—	—	—	93	480	(480)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	26,704	—	—	—	—	—	26,704
Issuance of common stock	25	—	—	—	—	—	—	—	383	—	—	—	—	—	383
Additional costs related to issuance of common stock	—	—	—	—	—	—	—	—	(19)	—	—	—	—	—	(19)
Net income	—	—	—	—	—	—	—	—	—	—	94,276	—	—	—	94,276

Balance, September 30, 2006	58,738	$588	—	$—	—	$—	(1,507)	$(9,400)	$218,792	$—	$142,187	$29,870	$(154)	$(2,450)	$379,433

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Net income	$94,276	$25,550
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	8,532	(12,648)
Change in available-for-sale investments, net of tax	(245)	95
Change in derivatives used for hedging activities, net of tax	—	66

Comprehensive income	$102,563	$13,063

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$94,276	$25,550

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,824	11,428
Amortization of revolving credit facility issuance costs	98	72
Allowance for doubtful accounts	406	3
Net realized gains on sales of available-for-sale investments	(4,347)	(69)
Stock-based compensation	6,674	1,230
Deferred taxes	(1,448)	(1,685)
Non-cash floor closure costs	—	560
Excess tax benefits from stock-based compensation	(25,157)	—
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(23,837)	(6,373)
Related-parties	1,505	(1,032)
Prepaid expenses and other current assets	(3,584)	(5,070)
Noncurrent assets	(2,502)	7
Accounts payable	(898)	994
Income taxes payable	25,328	3,026
Deferred revenue	1,621	(169)
Accrued salaries and benefits, and other accrued liabilities	6,155	1,018

Total adjustments	(10,162)	3,940

Net cash provided by operating activities	84,114	29,490

Investing activities
Capital expenditures	(8,365)	(4,768)
Capitalized software development costs	(4,725)	(4,020)
Proceeds from sales of available-for-sale investments	139,285	15,225
Purchases of available-for-sale investments	(199,783)	(49,817)
(Increase) decrease in restricted cash	(3,086)	5,309

Net cash used in investing activities	(76,674)	(38,071)

Financing activities
Payments on capital lease obligations	—	(482)
Repayments of revolving credit facility	—	(12,000)
Excess tax benefits from stock-based compensation	25,157	—
Net proceeds from issuance of common stock	365	—
Payments relating to offerings of common stock	—	(3,244)
Proceeds from exercise of common stock options	14,357	610

Net cash provided by (used in) financing activities	39,879	(15,116)

Effect of exchange rate changes on cash and cash equivalents	2,861	(3,268)

Net increase (decrease) in cash and cash equivalents	50,180	(26,965)
Cash and cash equivalents, beginning of period	20,002	61,199

Cash and cash equivalents, end of period	$70,182	$34,234

Supplemental cash flow disclosure
Cash paid for income taxes	$28,084	$11,460

Cash paid for interest	$66	$525

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) operates the leading electronic global futures and over-the-counter (“OTC”) marketplace (the “Platform”) for trading a broad array of energy products. The Company owns 100% of ICE Futures Holdings Plc, which is the sole shareholder of ICE Futures. ICE Futures operates as a United Kingdom (“U.K.”) Recognized Investment Exchange (“RIE”) in London, England, for the purpose of trading energy commodity futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary and Singapore. The Company does not take proprietary positions in derivative contracts on commodities and other financial instruments.
     As an RIE, ICE Futures is subject to supervision in the U.K. by the Financial Services Authority in accordance with the Financial Services and Markets Act 2000. ICE Futures is responsible for properly supervising its markets and for maintaining financial resources sufficient for the proper performance of its functions as a RIE and, in order to satisfy this requirement, is obligated to maintain a minimum amount of liquid financial assets at all times.
     The Company currently operates its OTC markets as an exempt commercial market (“ECM”) pursuant to the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission (“CFTC”). As an ECM, the Company is required to file a notice with the CFTC, provide the CFTC with access to its trading system and respond to requests for information or records from the CFTC.
2. Basis of Presentation and New Accounting Pronouncements
     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2005. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the nine months and three months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
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
     Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. Trading access fee revenues of $3.0 million and $1.0 million for the nine months and three months ended September 30, 2005, respectively, were reclassified to other revenues. Data access fee revenues of $2.2 million and $731,000 for the nine months and three months ended September 30, 2005, respectively, were reclassified from other revenues to market data fee revenues. Cost of hosting expenses of $989,000 and $366,000 for the nine months and three months ended September 30, 2005, respectively, were reclassified to selling, general and administrative expenses. Hardware and software support expenses of $2.0 million and $623,000 for the nine months and three months ended September 30, 2005, respectively, were reclassified from professional services expenses to selling, general and administrative expenses. Patent royalty expenses of $926,000 and $603,000 for the nine months

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
and three months ended September 30, 2005, respectively, were reclassified from selling, general and administrative expenses to patent royalty expenses.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this interpretation on January 1, 2007. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and are currently not yet in a position to determine such effects.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.
3. Foreign Currency Translation Adjustments and Transactions
     In accordance with SFAS No. 52, Foreign Currency Translation, the functional currency of the Company’s U.K. subsidiaries has historically been U.K. pounds sterling. The Company translated the assets and liabilities of its U.K. subsidiaries into U.S. dollars using period-end exchange rates and the revenues and expenses of these entities were translated using the average exchange rates for the reporting period. Translation adjustments were recorded in accumulated other comprehensive income, a separate component of shareholders’ equity in the accompanying consolidated balance sheets and in the consolidated statements of comprehensive income. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables or the Company’s foreign subsidiaries cash accounts held in U.S. dollars, were included in other income (expense) in the accompanying consolidated statements of income.
     Effective July 1, 2006, the functional currency of the majority of the Company’s U.K. subsidiaries, including ICE Futures, became the U.S. dollar. SFAS No. 52 states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with the Company, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency changed based on various economic factors and circumstances, including the fact that during the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. The Company will no longer recognize any translation adjustments in the accompanying consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar. However, gains and losses from foreign currency transactions will continue to be included in other income (expense) in the accompanying consolidated statements of income.
4. Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
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
     The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for the nine months and three months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
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
     As stock-based compensation expense recognized in the accompanying unaudited consolidated statement of income for the nine and three months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The Company also did not estimate any forfeitures for the restricted stock grants in 2004 and 2005. At the adoption of SFAS No. 123(R), the Company was required to record a cumulative adjustment to reverse compensation costs that would not have been recorded if forfeitures had been estimated. Therefore, the Company recorded a cumulative adjustment of $440,000 for the nine months ended September 30, 2006 to reduce compensation costs that were actually recognized in the Company’s consolidated financial statements during 2004 and 2005 relating to the restricted stock compensation expense amortization. The Company is not required to adjust the pro forma SFAS No. 123 disclosures.
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
     The Company has not yet elected which method it will choose to calculate its historical APIC Pool balance. However, prior to January 1, 2006, the Company had not deducted in its tax returns any compensation related to the share-based awards. Accordingly, the Company has no tax benefits available to credit toward its historical APIC Pool calculation. As of January 1, 2006, the APIC Pool for the Company is zero using either calculation methodology. The Company will elect a method in accordance with the prescribed time limitation for doing so and

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
understands that the election will dictate the treatment of awards vested as of the date of adoption of SFAS No. 123(R) for purposes of updating its APIC Pool post-adoption. During the nine months ended September 30, 2006, excess tax benefits of $26.7 million were recognized as an increase to the APIC balance. Of that amount, $25.2 million were qualifying excess tax benefits that increased the APIC Pool eligible to absorb future write-offs of unrealized deferred tax assets. In accordance with SFAS No. 123(R), the $25.2 million is reported as a financing cash flow in the accompanying unaudited consolidated statement of cash flows.
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
     Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying unaudited consolidated statement of income for the nine months ended September 30, 2006 was $6.7 million and $1.9 million, respectively, and for the three months ended September 30, 2006 was $1.9 million and $429,000, respectively. Employee and director stock-based compensation expenses and the related income tax benefit recognized on the restricted stock in the accompanying unaudited consolidated statement of income for the nine months ended September 30, 2005 was $1.2 million and $471,000 respectively, and for the three months ended September 30, 2005 was $415,000 and $164,000, respectively. As a result of the adoption of SFAS No. 123(R), the Company’s income before income taxes and net income for the nine months ended September 30, 2006 was $2.4 million and $1.8 million lower, respectively, and for the three months ended September 30, 2006 was $643,000 and $465,000 lower, respectively, than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s calculation of basic and diluted earnings per share by $0.03 and $0.01 during the nine months and three months ended September 30, 2006, respectively. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net income and earnings per common share for the nine months and three months ended September 30, 2005 would have been as follows:

	Nine Months Ended	Three Months Ended
	September 30,	September 30,
	2005	2005
	(In thousands, except per share amounts)
Net income available to common shareholders, as reported	$4,891	$2,756
Add: Stock-based compensation expenses included in reported net income, net of tax	816	272
Deduct: Total stock-based compensation expenses determined under the fair value method for all awards, net of tax	(5,099)	(1,373)

Net income available to common shareholders, pro forma	$608	$1,655

Earnings per common share:
Basic and Diluted — as reported	$0.09	$0.05

Basic and Diluted — pro forma	$0.01	$0.03

     The Company will continue to use the Black-Scholes option pricing model for purposes of valuing share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
of employee stock options is determined in accordance with SFAS No. 123(R) using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, if one was to exist. The Company did not grant any stock options during the nine months ended September 30, 2006.
5. Stock Option and Restricted Stock Plans
     The Company has adopted the IntercontinentalExchange, Inc. 2000 Stock Option Plan (the “2000 Stock Option Plan”), pursuant to which 5,250,000 shares of common stock have been reserved for issuance. As of September 30, 2006, there are 445,357 shares available for future issuance under this plan.
     The Company has adopted the IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”). Under this plan, 2,125,000 shares have been reserved for issuance, which may be granted in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. As of September 30, 2006, there were 150,184 restricted stock units issued and outstanding. The Company granted 86,434 restricted stock units under the 2005 Equity Incentive Plan during the nine months ended September 30, 2006 with a fair value of $49.23 per share. The fair value was based on the closing stock price on the date of grant. The fair value of the restricted stock units on the date of the grant is recognized as expense ratably over the vesting period, net of estimated forfeitures.
     Stock options are granted at the discretion of the compensation committee of the board of directors. The Company may grant both incentive stock options and nonqualified stock options. Options generally vest over four years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but generally expire 14 days after termination of employment. All stock options were granted at a price equal to the estimated fair value of the common stock at the date of grant. The following is a summary of stock options for the nine months ended September 30, 2006:

		Weighted Average
		Exercise Price per
	Number of Options	Option
Outstanding at January 1, 2006	4,787,418	$9.51
Granted	—	—
Exercised	(1,667,581)	8.77
Forfeited	(132,865)	8.29

Outstanding at September 30, 2006	2,986,972	9.96

     Details of stock options outstanding as of September 30, 2006 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Number of Options	Price	(Years)	(In thousands)
Vested or expected to vest	2,853,242	$9.54	7.32	$151,838
Exercisable	1,772,258	$8.46	6.90	$96,227
     The total intrinsic value of stock options exercised during the nine months and three months ended September 30, 2006 was $87.1 million and $42.4 million, respectively. As of September 30, 2006, there were $5.4 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.2 years as the stock options vest.
     The Company has also adopted the IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (the “Restricted Plan”), pursuant to which 1,475,000 shares of common stock have been reserved for issuance. As of September 30, 2006, 1,286,597 were subject to outstanding awards of restricted stock units made to senior officers of the Company and members of the board of directors. Of these shares, 800,212 were granted in 2004 as time-based restricted shares and vest based on a four-year vesting schedule. The fair value of the restricted shares on the date of the grant is recognized as expense ratably on a straight-line basis over the vesting period. Until the shares vest and are issued,

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered. During the nine months ended September 30, 2006, 92,902 restricted shares were issued.
     An additional 208,404 to 625,212 restricted shares under the Restricted Plan have been reserved for potential issuance as performance-based restricted shares for the Company’s senior officers and vest based on Company financial performance relative to three-year cumulative performance targets (the “Performance Targets”) set by the Company’s Compensation Committee for the period from January 1, 2005 to December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $1.4 million if the minimum Performance Targets are met and 208,404 restricted shares are issued, $2.8 million if the target Performance Targets are met and 416,807 restricted shares are issued or $4.2 million if the maximum Performance Targets are met and 625,212 restricted shares are issued. Under SFAS No. 123(R), the Company would recognize compensation costs for awards with performance conditions only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable the performance condition will be satisfied, or vice versa, the effect of the change in estimate will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining requisite service period.
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
     The following is a summary of the nonvested restricted shares for the nine months ended September 30, 2006:

		Weighted Average
		Grant-Date Fair
	Number of	Value
	Restricted Stock Shares	per Share
Nonvested at January 1, 2006	1,260,773	$8.73
Granted	90,189	49.95
Vested	(191,113)	(14.05)
Forfeited	(68,205)	(8.41)

Nonvested at September 30, 2006	1,091,644	11.33

     As of September 30, 2006, there were $8.8 million in total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 1.8 years as the restricted stock vests.
6. Short-Term and Long-Term Investments
     Short-term and long-term investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of September 30, 2006, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Municipal bonds	$178,182	$—	$154	$178,028

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
     During the nine months ended September 30, 2005, the Company only invested in Auction Rate Securities (“ARS”). Based on the short-term nature of the 28-day auction rate issues and their market rates, the estimated fair value of the ARS approximates carrying value. Therefore, no unrealized gains or losses were recorded on available-for-sale securities during the nine months ended September 30, 2005.
     The contractual maturities of these investments as of September 30, 2006, were as follows (in thousands):

Estimated
Fair Value
Maturities:
Due within 1 year	$45,176
Due within 1 year to 5 years	7,997
Due within 5 years to 10 years	27,985
Due after 10 years	96,870

Total	$178,028

     As of September 30, 2006, the Company had $178.0 million in short-term investments. The Company invests a portion of its cash in excess of short-term operating needs primarily in investment-grade taxable and tax exempt municipal bonds through a third-party asset management company. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying unaudited consolidated balance sheets. As of September 30, 2006, the Company does not intend to hold any of the investments for more than one year.
7. Income Taxes
     For the nine months ended September 30, 2006 and 2005, income before income taxes from domestic operations was $96.7 million and $16.1 million, respectively, and income before income taxes from foreign operations was $48.4 million and $22.1 million, respectively. For the three months ended September 30, 2006 and 2005, income before income taxes from domestic operations was $46.4 million and $15.3 million, respectively, and income before income taxes from foreign operations was $21.7 million and $10.3 million, respectively. Details of the income tax provision in the accompanying unaudited consolidated statements of income for the nine months and three months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Current tax expense:
Domestic	$29,641	$7,245	$15,120	$5,810
Foreign	23,469	7,513	12,099	3,513

	53,110	14,758	27,219	9,323

Deferred tax expense (benefit):
Domestic	1,443	(1,770)	964	(568)
Foreign	(3,686)	(362)	(3,716)	—

	(2,243)	(2,132)	(2,752)	(568)

Total tax expense	$50,867	$12,626	$24,467	$8,755

     The Company’s effective tax rate increased to 35.05% for the nine months ended September 30, 2006 from 33.07% for the nine months ended September 30, 2005. The Company’s effective tax rate increased to 35.92% for the three months ended September 30, 2006 from 34.23% for the three months ended September 30, 2005. The effective tax rate for the nine and three months ended September 30, 2006 is lower than the statutory rate primarily due to tax exempt interest income and favorable state rates.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
8. Commitments and Contingencies
Licensing Agreement
     In March 2002, the Company entered into a long-term, non-exclusive licensing agreement with a third party, which granted the use of the third party’s patent to the Company and its majority-owned and controlled affiliates. The patent relates to automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform. The license of the patent provides legal certainty to traders, clearing banks and brokers wishing to utilize the Company’s Platform for trading futures contracts from within the U.S. Under the agreement, the Company is required to pay minimum annual license fees of $2.0 million beginning April 5, 2002 through the expiration date of the patent on February 20, 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the Platform. The agreement also includes a clause that requires an additional $2.0 million payment each time that the number of electronic futures contacts covered by the agreement exceeds 25 million contracts in any given year. The agreement covers the Company’s use of the patent in certain markets, including energy, certain metals, weather, sulfur and nitrogen pollution allowances and financial products specifically related to products in these markets.
     The Company recorded amortization expense of $1.5 million during the nine months ended September 30, 2006 and 2005, and $500,000 during the three months ended September 30, 2006 and 2005 relating to the licensing agreement. The Company made royalty payments of $4.9 million and $926,000 during the nine months ended September 30, 2006 and 2005, respectively, and $2.2 million and $603,000 during the three months ended September 30, 2006 and 2005, respectively. The Company also determined that it is probable that the contract volume will exceed 25 million contracts during the period from April 1, 2006 to February 20, 2007 and will likely require an additional $2.0 million payment. Therefore, the Company accrued $1.5 million to patent royalty expenses during the nine months ended September 30, 2006 and $939,000 during the three months ended September 30, 2006. If the contract volume does not exceed 25 million contracts during the period from April 1, 2006 to February 20, 2007, the $2.0 million payment will not be required and any previously recorded expense will be reversed.
Legal Proceedings
     On September 29, 2005, the U.S. District Court for the Southern District of New York granted the Company’s motion for summary judgment dismissing all claims brought by the New York Mercantile Exchange, Inc. (“NYMEX’) against the Company in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by the Company on the basis of its use of NYMEX’s publicly available settlement prices in two of the Company’s cleared OTC contracts. The complaint also alleged that the Company infringed and diluted NYMEX’s trademark rights by referring to NYMEX trademarks in certain of the Company’s swap contract specifications and that the Company has tortiously interfered with a contract between NYMEX and the data provider that provides the Company with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and the Company had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in the Company’s favor on all claims, NYMEX is currently appealing the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. Oral arguments for the appeal have been scheduled for November 16, 2006. If NYMEX continues with its appeal, or proceeds with a claim in state court, the Company intends to vigorously defend these actions. The Company does not believe that the resolution of this matter will have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.
     On February 2, 2006, MBF Clearing Corp. filed a complaint against the Company in the U.S. District Court for the Southern District of New York asserting that the Company has monopoly power in the markets for electronic trading of Brent Crude Oil futures and certain other energy contracts. On March 22, 2006, the Company filed a motion to dismiss all of MBF Clearing’s claims in the complaint. Rather than responding to our motion, MBF Clearing filed an amended complaint dropping one state law claim, and making additional allegations that actions taken by the Company with respect to MBF Clearing were taken with the intention of foreclosing competition from

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
contracts presently traded or to be traded on NYMEX’s electronic trading platform. MBF Clearing, which is a major NYMEX clearing and trading firm and a market maker for certain NYMEX electronic contracts, alleged that the Company disconnected MBF Clearing’s access to the Company’s trading platform and denied MBF Clearing information from ICE Data in breach of a contract with MBF Clearing and in violation of U.S. antitrust laws. MBF Clearing also alleges, among other things, that the Company has engaged in tortious interference with contract and business advantage. The amended complaint did not specify the amount of damages alleged to have been caused to MBF Clearing but requested that MBF Clearing be awarded treble and punitive damages. On June 5, 2006, the Company filed a renewed motion to dismiss all of MBF Clearing’s claims and MBF Clearing filed its brief in opposition of the Company’s motion to dismiss on July 12, 2006. On September 5, 2006, the parties reached a mutually agreeable business arrangement pursuant to which the Company granted MBF and certain of its qualified customers access to the Company’s OTC markets on the condition that MBF and such customers conduct minimum trading volumes on the Company’s Platform. In connection with the business arrangement, MBF dismissed its lawsuit against the Company. No compensation has been paid by the Company in connection with the dismissal of the lawsuit.
9. Floor Closure Costs
     On April 7, 2005, the Company closed its open-outcry trading floor in London. This was done to take advantage of the increasing acceptance and adoption of electronic trading, and to maintain and enhance the Company’s competitive position. All futures trading is now conducted exclusively on the Company’s Platform. The Company recorded floor closure costs of $4.8 million during the second quarter of 2005 in connection with the closure of the open-outcry trading floor. These costs include lease terminations for the building where the floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, and other associated costs, including legal costs and asset impairment charges. This expense was classified as “Floor closure costs” in the accompanying unaudited consolidated statements of income for the nine months ended September 30, 2005. No floor closure costs were incurred in prior periods and no additional closure costs are expected to be incurred.
10. Settlement Expense
     In January 2004, EBS Dealing Resources, Inc. (“EBS”) filed a complaint against the Company in United States District Court, Southern District of New York, alleging that the Company infringed on patents held by EBS related to credit filter technology for electronic brokerage systems. In September 2005, the Company settled the legal action brought by EBS related to the alleged patent infringement. Under the settlement agreement, the Company made a payment of $15.0 million to EBS, and was released from the legal claims brought against it without admitting liability. The payment was classified as “Settlement expense” in the accompanying unaudited consolidated statements of income for the nine months ended September 30, 2005.
11. Redemption Adjustments to Redeemable Stock Put
     Continental Power Exchange, Inc. is the Company’s predecessor company and is owned by the chief executive officer of the Company. The Company had a put agreement (the “Redeemable Stock Put”) with Continental Power Exchange, Inc. under which, in certain circumstances, Continental Power Exchange, Inc. had the right to require the Company to purchase a portion of the Company’s common stock held by Continental Power Exchange, Inc. for an amount equal to the greater of fair market value on the date the put was exercised, or $5.0 million. Continental Power Exchange, Inc. had the right to exercise the put option upon the termination, retirement, death or disability of the senior officer, exercisable at any time within six months of such an event.
     The Company initially recorded the Redeemable Stock Put at the minimum $5.0 million redemption threshold. The Company had adjusted the Redeemable Stock Put to its redemption amount at each subsequent balance sheet date. The adjustment to the redemption amount had been recorded directly to retained earnings or, in the absence of positive retained earnings, by charges against additional paid-in capital. The Company increased the Redeemable Stock Put by $20.7 million during the nine months ended September 30, 2005 and by $14.1 million during the three months ended September 30, 2005. These adjustments resulted from an increase in the estimated fair value of the

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
Company’s common stock from $8.00 per share as of December 31, 2004 to $11.00 per share as of June 30, 2005 and to $17.40 per share as of September 30, 2005.
     In October 2005, the Company entered into an agreement with Continental Power Exchange, Inc. (“the Put Termination Agreement”) to cancel the Redeemable Stock Put contingent upon the closing of the Company’s initial public offering of common stock. The Company increased the Redeemable Stock Put by $61.3 million during the year ended December 31, 2005 resulting from an increase in the estimated fair value of the Company’s common stock from $8.00 per share as of December 31, 2004 to $35.90 per share as of November 21, 2005, the closing date of the Company’s initial public offering and the termination date of the Redeemable Stock Put. The balance of the Redeemable Stock Put on November 21, 2005 was $78.9 million and was reclassified to additional paid-in capital upon its termination.
12. Related-Parties
     Related-parties include principal owners of the Company and other parties that control or can significantly influence the management or operating policies of the Company. The Company has classified all companies that had board of director participation as a related-party due to their significant influence over the Company. Principal owners include any party that owns more than 10% of the voting interest in the Company or 10% of the Company’s outstanding common stock. During the three months ended September 30, 2006, and in connection with the Company’s secondary offering of common stock on July 21, 2006, the voting interest of two shareholders of the Company who previously held more than 10% of the common stock of the Company fell below the 10% threshold. Therefore, beginning on July 21, 2006, these two shareholders are no longer considered related-parties for disclosure purposes.
13. Business Acquisition
     On September 14, 2006, the Company entered into a definitive merger agreement to acquire the New York Board of Trade (“NYBOT”), a leading soft commodity exchange, for consideration of approximately $1.05 billion. The transaction consideration will comprise 10.297 million shares of the Company’s common stock and approximately $400 million in cash. Under the terms of the merger agreement, NYBOT, a member-owned, not-for-profit entity domiciled in New York, would be merged into a Delaware for-profit corporation and become a wholly-owned subsidiary of the Company. The Company will finance the cash portion of the merger consideration with cash on hand and borrowings. The number of shares of common stock expected to be issued pursuant to the merger agreement will represent approximately 15% of the issued and outstanding share capital of the Company following the consummation of the merger.
     NYBOT’s commodity markets offer trading and risk management in coffee, cocoa, sugar, orange juice and cotton, as well as ethanol, currency pairs, the dollar index, the Russell indices and the Jefferies CRB commodity index. NYBOT’s clearinghouse, the New York Clearing Corporation, is a wholly-owned subsidiary of NYBOT. Prior to consummation of the merger, the Company has agreed to make its Platform available to NYBOT on reasonable commercial terms for the electronic trading of its products.
     The merger is subject to approval by two-thirds vote of the members of NYBOT, the receipt of required government approvals, the expiration of the applicable Hart-Scott-Rodino waiting period and receipt of all required CFTC approvals. Assuming the Company receives all of these required approvals, the transaction is expected to close in the first quarter of 2007.
     Two directors from the current NYBOT board of governors will join the Company’s board of directors. NYBOT members and member firms must retain 30% of the Company’s stock received for each seat to remain a member with floor trading rights, and to maintain privileges and fee discounts. After the closing of the transaction, the Company expects to operate under various regulatory regimes since the combined business will include a U.S. futures exchange under U.S. CFTC regulation, in addition to the Company’s existing U.K.-based futures exchange, ICE Futures, which is regulated by the Financial Services Authority. The Company expects that the OTC marketplace will continue to operate as an Exempt Commercial Market under the Commodity Exchange Act.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)
14. Pending Asset Sale
     In August 2006, the Company entered into an agreement with a third-party to sell its former disaster recovery site in London. Prior to the closure of the Company’s open-outcry floor, the building was used as a backup open- outcry trading facility. The Company now operates only the electronic Platform and no longer has a need for this type of open-outcry facility. On August 22, 2006, the Company received a formal offer of $12.6 million on the sale of the building and land, as well as a non-refundable deposit of $1.3 million. The deposit was recorded as deferred revenue, and is included in restricted cash in the accompanying unaudited balance sheet as of September 30, 2006. As of September 30, 2006, the net book value of the building and land, which is included in the futures business segment, is $3.7 million and is classified as asset held for sale in the accompanying unaudited balance sheet as of September 30, 2006. The sale is expected to be completed in February 2007 at which time final payment will be made and a net gain on disposal of an asset of approximately $8.6 million is expected to be recognized.
15. Segment Reporting
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

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Nine Months Ended September 30, 2006:
Revenues from external customers	$118,142	$87,287	$13,105	$218,534
Intersegment revenues	16,909	3,916	7,819	28,644
Depreciation and amortization	8,302	1,512	10	9,824
Interest income	3,838	1,497	49	5,384
Interest expense	175	—	—	175
Income tax expense	26,123	19,618	5,126	50,867
Net income	48,324	36,432	9,520	94,276
Total assets	325,304	87,753	7,793	420,850
Capital expenditures and software development costs	11,618	1,401	71	13,090
Goodwill and other intangibles, net	81,159	—	—	81,159
Net cash provided by operating activities	26,625	44,945	12,544	84,114
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Nine Months Ended September 30, 2006:
Revenues from external customers	$124,871	$93,663	$218,534
As of September 30, 2006:
Property and equipment, net	17,231	5,164	22,395
     Revenues from two customers of the futures business segment comprised 14% and 12%, respectively, of the Company’s futures revenues for the nine months ended September 30, 2006. No other customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the nine months ended September 30, 2006.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Nine Months Ended September 30, 2005:
Revenues from external customers	$61,996	$44,122	$8,485	$114,603
Intersegment revenues	8,239	3,335	1,351	12,925
Depreciation and amortization	9,536	1,886	6	11,428
Interest income	689	1,403	—	2,092
Interest expense	487	—	—	487
Income tax expense	4,431	6,312	1,883	12,626
Net income	10,329	11,723	3,498	25,550
Total assets	129,794	77,559	4,739	212,092
Capital expenditures and software development costs	7,526	1,245	17	8,788
Goodwill and other intangibles, net	78,603	—	—	78,603
Net cash provided by operating activities	13,567	11,457	4,466	29,490
Geographic areas:

		European
	United States	Union	Total
		(In thousands)
Nine Months Ended September 30, 2005:
Revenues from external customers	$64,884	$49,719	$114,603
As of September 30, 2005:
Property and equipment, net	10,582	7,936	18,518
     Revenues from one customer of the futures business segment comprised 14% of the Company’s futures revenues for the nine months ended September 30, 2005. No other customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the nine months ended September 30, 2005.

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
		(In thousands)
Three Months Ended September 30, 2006:
Revenues from external customers	$52,453	$37,665	$4,544	$94,662
Intersegment revenues	6,934	888	3,309	11,131
Depreciation and amortization	2,844	479	4	3,327
Interest income	2,170	754	32	2,956
Interest expense	56	—	—	56
Income tax expense	13,709	8,664	2,094	24,467
Net income	23,666	16,091	3,889	43,646
Capital expenditures and software development costs	4,736	709	69	5,514
Net cash provided by operating activities	18,710	22,712	4,008	45,430
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Three Months Ended September 30, 2006:
Revenues from external customers	$54,722	$39,940	$94,662
     Revenues from three customers of the futures business segment comprised 16%, 12% and 11%, respectively, of the Company’s futures revenues for the three months ended September 30, 2006. Revenues from one customer of the OTC business segment comprised 11% of the Company’s OTC revenues for the three months ended September 30, 2006. No other customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended September 30, 2006.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (continued)
(Unaudited)

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended September 30, 2005:
Revenues from external customers	$25,682	$16,564	$2,999	$45,245
Intersegment revenues	3,172	1,108	470	4,750
Depreciation and amortization	3,042	628	3	3,673
Interest income	242	440	—	682
Interest expense	172	—	—	172
Income tax expense	4,963	3,038	754	8,755
Net income	9,779	5,642	1,400	16,821
Capital expenditures and software development costs	4,965	437	6	5,408
Net cash provided by operating activities	5,647	5,204	2,405	13,256
Geographic areas:

		European
	United States	Union	Total
	(In thousands)
Three Months Ended September 30, 2005:
Revenues from external customers	$26,642	$18,603	$45,245
     Revenues from two customers of the futures business segment comprised 15% and 10%, respectively, of the Company’s futures revenues for the three months ended September 30, 2005. No other customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended September 30, 2005.
16. Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine months and three months ended September 30, 2006 and 2005:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Basic:
Net income available to common shareholders	$94,276	$4,891	$43,646	$2,756

Weighted average common shares outstanding	56,070	52,885	56,792	52,915

Basic earnings per common share	$1.68	$0.09	$0.77	$0.05

Diluted:
Weighted average common shares outstanding	56,070	52,885	56,792	52,915

Effect of dilutive securities:
Stock options and restricted shares	3,199	563	2,820	1,285

Diluted weighted average common shares outstanding	59,269	53,448	59,612	54,200

Diluted earnings per common share	$1.59	$0.09	$0.73	$0.05

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, our Registration Statement on Form S-4 (Reg. No. 333-138312) as filed on October 31, 2006 and other filings with the Securities and Exchange Commission.
Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; increasing competition; technological developments; adjustments to exchange fees or commission rates; expectations of various costs; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2007; our ability to increase the connectivity to our marketplace; expansion of our market data business; development of new products and services; pursuit of strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protection of our intellectual property rights and our ability to not violate the intellectual property rights of others; changes in domestic and foreign regulations or government policy; adverse litigation results; our belief in our electronic platform and disaster recovery system technologies and the ability to gain access to comparable products and services if our key technology contracts were terminated; the benefits of the merger involving ICE and the New York Board of Trade, or NYBOT; our ability to obtain approvals and rulings on or regarding the transaction on the proposed terms and schedule; the risk that the businesses will not be integrated successfully or the revenue opportunities, cost savings and other anticipated synergies from the merger may not be fully realized or may take longer to realize than expected; and competition and its effect on pricing. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
     On a consolidated basis, we generated $218.5 million in revenues for the nine months ended September 30, 2006, a 90.7% increase compared to $114.6 million for the nine months ended September 30, 2005. On a consolidated basis, we generated $94.3 million in net income for the nine months ended September 30, 2006 compared to $25.6 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, 64.5 million contracts were traded in our futures markets and 92.3 million contracts were traded in our OTC markets, up 111.4% from 30.5 million futures contracts traded during the nine months ended September 30, 2005 and up 107.8% from 44.4 million OTC contracts traded during the nine months ended September 30, 2005. The financial results for the nine months ended September 30, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London and a $15.0 million settlement expense related to a payment to EBS Dealing Resources, Inc., or EBS, to settle litigation.
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
Our Business Environment
     Our business is primarily transaction-based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in commodities prices. Price volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage or speculative trading. Changes in our futures trading volumes and OTC average daily commissions have also been driven by varying levels of liquidity both in our markets and in the broader markets for energy commodities trading, which influence trading volumes across all of the markets we operate. For example, the use of clearing in the OTC markets has served to increase participation in the OTC markets by both traditional and non-traditional participants. This in turn has increased liquidity in formerly illiquid contracts, and resulted in increased trading activity, particularly in North American natural gas and power markets. Our trading volumes in our futures business segment were also favorably impacted by our transition to electronic trading in April 2005 when the distribution of our futures markets was significantly expanded through increased use of screen-based trading. Finally, the addition of new products in our markets has served to increase trading volumes.
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
     Unlike the futures markets, the OTC markets generally involve limited regulation because of their reliance on futures prices or indices as reference prices. They offer customization of contract terms by counterparties and hundreds of products are traded in OTC markets as compared with the limited number on futures markets. While the OTC markets have matured considerably in recent years, contracts traded in the OTC markets are generally less standardized than the futures markets. These markets traditionally were characterized by less transparency and fragmentation of liquidity. However, we have introduced a number of structural changes to our OTC markets to increase both transparency and liquidity, including the availability of electronic trading, the introduction of cleared OTC contracts and the use of transaction-based indices.
     The markets in which we operate are highly competitive and we expect competition to intensify in the future. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including electronic platforms, traditional exchanges and voice brokers. Currently, our primary competitor is the New York Mercantile Exchange, or NYMEX, which historically operated as a predominantly open-outcry market. NYMEX, through a technology services agreement with the Chicago Mercantile Exchange, now offers electronic trading for all of its products on a side by side basis with its open outcry markets, which may increase the competition with our electronic energy products. We believe that we compete favorably with respect to our competition and believe that to maintain our competitive position, we must continue to develop new and innovative products, enhance our technology, and maintain liquidity and low transaction costs.
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
     In our futures markets, we offer trading in the ICE Brent Crude and ICE West Texas Intermediate, or WTI, Crude futures contracts, among others. Brent crude is a light, sweet grade of crude oil that serves as the price benchmark to approximately two-thirds of the world’s traded oil products. WTI crude is also a light sweet crude that serves as a global crude oil benchmark. We introduced our cash-settled WTI contracts in February 2006. We continually develop and launch new products designed to meet market demand and the needs of our participants. The addition of a WTI Crude futures contract to our suite of energy futures and options brings the world’s two most significant crude oil benchmarks together on our trading platform. Also through our futures segment, we trade the leading heating oil contract by traded volume, known as ICE Gas Oil futures, the ICE New York Harbor Unleaded Gasoline Blendstock (RBOB) futures contract and the ICE New York Harbor Heating Oil futures contract.
     In our OTC markets, we offer trading in hundreds of natural gas, power and refined oil products on a bilateral basis. In March 2006, we began the introduction of a slate of new cleared OTC contracts. To date in 2006, we have launched over 50 of these planned cleared contracts and plan to launch additional cleared contracts in the future. At the end of the third quarter of 2006, we offered over 80 cleared OTC contracts, which account for the majority of our OTC commission revenue.

     Our market data business segment, which we conduct through our subsidiary, ICE Data, consists of the distribution of electronically generated, verifiable energy market data primarily derived from actual trades executed in our marketplace.
Technology
     Our innovative Internet-accessible trading platform was designed for energy trading and risk management. Deployed on the desktops of thousands of energy market participants around the world, our electronic platform is an integral tool for energy market participants. In addition to our own front-end, participants may select from 12 independent software vendors that are linked to our trading platform. There is also a rapidly growing base of proprietary front-end development around our electronic platform to connect various dealer and prime brokerage systems as well as algorithmic trading systems. Most of our largest customers’ back-offices are connected to our platform to realize the efficiencies of straight-through processing for both futures and OTC trades. From a connectivity perspective, customers can access our data centers in the U.S. and U.K. using the Internet or any one of several private line alternatives, including routing through our telecommunications hubs in London, Chicago, Singapore and New York. We operate redundant data centers in North America and in Europe.
     We are continuously enhancing our technology to improve our speed and reliability. Since our futures business transitioned from floor-based trading to screen-based trading in April 2005, we have experienced a ten-fold increase in message volume. In order to sustain the scalability of our platform, we have completed a number of hardware and software upgrades that have allowed us to reduce roundtrip time and increase throughput. During the year, we decreased order processing time to 31 milliseconds, representing a six-fold increase in speed from the beginning of 2006, and which we believe is on par with the fastest electronic platforms in the industry. We also implemented new matching engines, re-architected the platform’s internal messaging systems, upgraded matching-engine servers and tuned the entire platform to maximize efficiency in execution and processing. From a reliability standpoint, we made system improvements to minimize downtime, particularly as we expanded our platform trading hours to cover 23 hours per day. This work has attracted new users to our markets. During the year, we deployed an industry-standard FIX API to complement our Java API. Today, over 30 firms, including many well know statistical-arbitrage and algorithmic trading funds, have completed, or are in the process of completing, connectivity of their trading applications to our FIX API.
     We believe that our electronic platform offers the most comprehensive set of energy markets and functionality available in the industry today. The platform provides a rich set of features for trading futures and options on futures, as well as OTC swaps and physical spot and forwards on one screen. OTC trades can be executed and settled bilaterally between counterparties or cleared anonymously. Implied spreading in both futures and OTC markets improves execution, while spreadsheet capabilities embedded into the WebICE front-end allow traders to easily build and deploy simple market-making algorithms.
     We believe our continued focus on increasing the distribution, performance and functionality of our platform will enable us to maintain and enhance our technological edge in the energy marketplace.
Business Acquisition
     On September 14, 2006, we entered into a merger agreement to acquire the New York Board of Trade®, or NYBOT®, a leading soft commodity exchange, for consideration of approximately $1.05 billion. The transaction consideration will comprise 10.297 million shares of our common stock and approximately $400 million in cash. Under the terms of the merger agreement, NYBOT, a member-owned, not-for-profit entity domiciled in New York, will be merged into a Delaware for-profit corporation and become a wholly-owned subsidiary of ICE. We will finance the cash portion of the merger consideration with cash on hand and borrowings. The number of shares of our common stock expected to be issued pursuant to the merger agreement will represent approximately 15% of the issued and outstanding share capital of ICE following the consummation of the merger.
     NYBOT’s commodity markets offer trading and risk management in coffee, cocoa, sugar, orange juice and cotton, as well as ethanol, currency pairs, the dollar index, the Russell indices and the Jefferies CRB commodity index. NYBOT’s clearinghouse, the New York Clearing Corporation, is a wholly-owned subsidiary of NYBOT.

     Prior to consummation of the merger, we have agreed to make our trading platform available to NYBOT on reasonable commercial terms for the electronic trading of its products.
     The merger is subject to approval by two-thirds vote of the members of NYBOT, the receipt of required government approvals and receipt of all required Commodity Futures Trading Commission, or CFTC, approvals. We have received notice of early termination of the Hart-Scott-Rodino antitrust waiting period, which clears the transaction from an anti-competitive perspective. Assuming we receive all of these required approvals, we currently estimate that the transaction will close in the first quarter of 2007.
     Two directors from the current NYBOT board of governors will join our board of directors. NYBOT members and member firms must retain 30% of the ICE stock received for each seat to remain a member with floor trading rights, and to maintain privileges and fee discounts. After the closing of the transaction, we expect to operate under various regulatory regimes since the combined business will include a U.S. futures exchange under U.S. CFTC regulation, in addition to our existing U.K.-based futures exchange, ICE Futures, which is regulated by the Financial Services Authority. We expect that our transparent OTC marketplace will continue to operate as an Exempt Commercial Market under the Commodity Exchange Act.
     Strategic and financial benefits expected to result from the merger include:
•	Clearing synergies: We currently offer clearing on over 80 products, with our customers paying approximately $46.4 million in clearing fees to our third-party clearing provider over the past 12 months ended September 30, 2006. We believe this transaction will benefit customers and shareholders, and will support and drive growth in revenues generated by trading of our cleared products, including the development of new futures and OTC contracts.

•	Revenue and expense synergies: In addition to revenue opportunities in clearing, we believe that the merger will facilitate growth in the range of commodity, currency and index products offered by NYBOT, including expansion into the untapped OTC markets. In addition, the integration of our platform and NYBOT’s clearinghouse is expected to continue to support innovation around product offerings and new business opportunities. ICE and NYBOT have identified expense synergies in a variety of areas, including technology, marketing and overhead.

•	Customer fit: ICE and the NYBOT have complementary commodity market participants. In addition, the products offered by the exchanges feature similar volume growth and price volatility characteristics. These characteristics are also favored by electronic market participants. NYBOT is an integral part of the New York commodity trading community and, as such, can extend the exposure of our markets. Similarly, ICE Futures’ global customer base will be able to access the NYBOT products for the first time.

•	New markets: By leveraging and integrating clearing and technology, we believe we will have the ability to enter new markets and leverage the expertise gained in our OTC energy markets where we pioneered the concept of OTC clearing. The blend of energy and agricultural product offerings also presents new areas of potential product development such as NYBOT’s ethanol contract.

•	Proprietary electronic platform: Thousands of commodity market participants rely on our electronic platform each day. The availability of NYBOT products on our trading platform would increase accessibility of additional key global commodity benchmarks on a common technology interface. Our technology also offers commodity market participants straight-through processing, real-time market data and electronic trade confirmations for non-electronically executed trades.
Segment Reporting
     For financial reporting purposes, our business is divided into three segments: our futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to Note 15 to our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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
Our Futures Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our futures business segment:

	Nine Months Ended September 30,
	2006	%	2005	%
	(In thousands, except for percentages)
Revenues(1):
Transaction fees, net(2):
ICE Brent Crude futures	$46,122	50.6%	$30,619	64.5%
ICE Gas Oil futures	18,396	20.2	10,584	22.3
ICE WTI Crude futures(3)	19,719	21.6	—	—
Other futures products and options	1,482	1.6	768	1.6
Intersegment fees	3,916	4.3	3,335	7.0
Market data fees	37	—	257	0.6
Other	1,531	1.7	1,894	4.0

Total revenues	91,203	100.0	47,457	100.0

Operating expenses:
Selling, general and administrative expenses(4)	18,795	20.6	22,260	46.9
Intersegment expenses(5)	15,883	17.4	7,329	15.4
Depreciation and amortization	1,512	1.7	1,886	4.0

Total operating expenses	36,190	39.7	31,475	66.3

Operating income	55,013	60.3	15,982	33.7
Other income, net	1,037	1.1	2,053	4.3
Income tax expense	19,618	21.5	6,312	13.3

Net income	$36,432	39.9%	$11,723	24.7%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $12.4 million and $8.0 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Our transaction fees are presented net of rebates.

(3)	The ICE WTI Crude futures contract was introduced in February 2006 and we began charging transaction fees in April 2006.

(4)	Includes compensation and benefits expenses and professional services expenses.

(5)	Intersegment expenses represent fees paid by our futures business segment for support provided by the OTC business segment to operate the electronic trading platform used in our futures business.
     In our futures business segment, we earn fees from both counterparties to each futures contract or option on a futures contract that is traded. In our futures business, we refer to these fees as exchange fees. We derived exchange fees of $85.7 million and $42.0 million for the nine months ended September 30, 2006 and 2005, respectively, representing 39.2% and 36.6%, respectively, of our consolidated revenues. A contract is a standardized quantity of the physical commodity underlying each futures contract.
     Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the nine months ended September 30, 2006, the average daily quantity of Brent crude oil traded in our markets was 167 million barrels, with an average notional daily value of $11.5 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes over the past several years.
     The following table presents, for the periods indicated, trading activity in our futures markets for each commodity type and total number of contracts traded:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Number of futures contracts traded:
ICE Brent Crude futures	32,080	22,287	11,698	8,732
ICE Gas Oil futures	12,961	7,772	5,324	3,006
ICE WTI Crude futures(1)	18,528	—	9,423	—
Other(2)	956	465	400	188

Total	64,525	30,524	26,845	11,926

(1)	A fee waiver applied to trade execution for our ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

(2)	Consists primarily of ICE Natural Gas futures, ICE Electricity futures, ICE Brent Crude options, ICE Heating Oil futures, ICE Unleaded Gasoline Blendstock (RBOB) futures, ICE Gas Oil options and ICE ECX CFI futures contracts. The ICE ECX CFI Futures contract is the result of a cooperative relationship between ICE Futures and the Chicago Climate Exchange, Inc. and its subsidiary, the European Climate Exchange. ICE Futures shares in the revenue derived from the ICE ECX CFI futures contract.
     The following chart presents the futures exchange fee revenues by contract traded in our markets for the periods presented:
Futures Transaction Fee Revenues

(1)	Presented net of $2.3 million of exchange fee rebates.

(2)	A fee waiver applied to trade execution for our ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Open Interest — Futures (in contracts):
ICE Brent Crude futures	443	345	483	356
ICE Gas Oil futures	238	197	265	226
ICE WTI Crude futures	206	—	295	—
Other(1)	80	39	107	43

Total	967	581	1,150	625

(1)	Consists primarily of ICE Natural Gas futures, ICE Electricity futures, ICE Brent Crude options, ICE Heating Oil futures, ICE Unleaded Gasoline Blendstock (RBOB) futures, ICE Gas Oil options and ICE ECX CFI futures contracts.
     We charge exchange fees to ICE Futures’ 42 clearing members for contracts traded for their own account and for contracts cleared on behalf of their customers. As ICE Futures’ operations are currently centered in London, we consider all revenues derived from exchange fees to be generated in the U.K.
     Historically, the revenues and expenses generated in our futures business have been denominated in pounds sterling, which was the functional currency of ICE Futures and related U.K. subsidiaries through June 2006. We translated these revenues and expenses into U.S. dollars using the average exchange rates for the reporting period. Effective July 1, 2006, the functional currency of the majority of our U.K. subsidiaries became the U.S. dollar. The functional currency switched based on various economic factors and circumstances, including the fact that during the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil futures contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar. However, gains and losses from foreign currency transactions will continue to be included in other income (expense) in our consolidated statements of income. We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets and expenses of our U.K. subsidiaries’ financial statements that are denominated in pounds sterling.
Our OTC Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our OTC business segment:

	Nine Months Ended September 30,
	2006	%	2005	%
	(In thousands, except for percentages)
Revenues(1):
Transaction fees, net(2):
North American natural gas	$81,647	60.4%	$43,345	61.7%
North American power	19,332	14.3	12,710	18.1
Other commodities markets	1,565	1.2	1,564	2.2
Electronic trade confirmation	2,566	1.9	1,190	1.7
Intersegment fees	16,909	12.5	8,239	11.7
Market data fees	11,447	8.5	1,930	2.8
Other	1,585	1.2	1,257	1.8

Total revenues	135,051	100.0	70,235	100.0

Operating expenses:
Selling, general and administrative expenses(3)	48,122	35.6	44,908	63.9
Intersegment expenses	7,892	5.8	1,426	2.0
Depreciation and amortization	8,302	6.2	9,536	13.6

Total operating expenses	64,316	47.6	55,870	79.5

Operating income	70,735	52.4	14,365	20.5
Other income, net	3,712	2.7	395	0.5
Income tax expense	26,123	19.3	4,431	6.3

Net income	$48,324	35.8%	$10,329	14.7%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $2.9 million and $4.5 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Our transaction fees are presented net of rebates.

(3)	Includes compensation and benefits expenses, professional services expenses and patent royalty payments expenses.
     Revenues in our OTC business segment are generated primarily through commission fees earned from trades executed in our markets. We also receive fees from the provision of electronic trade confirmation services, which primarily relates to bilateral or off-exchange trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from commission fees paid by participants for each trade that they execute. Commission fees are payable by each counterparty to a trade. We do not risk our own capital by engaging in any trading activities or by extending credit to market participants. We derived commission fees for OTC trades executed on our electronic platform of $102.5 million and $57.6 million for the nine months ended September 30, 2006 and 2005, respectively, or 46.9% and 50.3%, respectively, of our consolidated revenues. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded.
     In addition to our commission fees, a participant that chooses to clear a trade must pay a fee to LCH.Clearnet and a fee for the services of the relevant member clearing firm, or futures commission merchant. Consistent with our futures business, we derive no direct revenues from the clearing process and participants pay the clearing fees directly to LCH.Clearnet and the futures commission merchants. However, we believe that the introduction of cleared OTC contracts has attracted new participants to our platform, which has led to increased liquidity in our OTC markets. We believe that increased liquidity has led to increased trading volumes in the OTC markets for North American natural gas and power. Transaction or commission fees derived from our cleared OTC contracts represent an increasing percentage of our total OTC revenues. For the nine months ended September 30, 2006 and 2005, transaction fees from cleared OTC contracts represented 70.9% and 68.2% of our total OTC revenues, respectively, net of intersegment fees. We intend to continue to support the introduction of these products in response to the requirements of our participants.
     The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our OTC markets, measured in the units indicated in the footnotes:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)
Total Volume — OTC:
North American natural gas(1)	213,536	98,601	100,676	43,639
North American power(2)	2,842	1,630	1,190	672
Global oil(3)	468	646	130	372

(1)	Measured in million British thermal units, or MMBtu.

(2)	Measured in megawatt hours.

(3)	Measured in equivalent barrels of oil.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Number of OTC contracts traded:
North American natural gas (contract size of 2,500 MMBtu)	85,425	39,441	40,271	17,456
North American power	4,286	2,380	1,776	991
Other	2,632	2,610	1,051	1,137

Total	92,343	44,431	43,098	19,584

     The following chart presents the OTC commission fee revenues by commodity traded in our markets for the periods presented:
OTC Transaction Fee Revenues
     The following table presents our average weekly open interest for our cleared OTC contracts:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Open Interest — Cleared OTC (in contracts):
North American natural gas	2,465	943	3,723	1,061
North American power	473	249	590	300
Global oil	20	40	16	47

Total	2,958	1,232	4,329	1,408

Our Market Data Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Nine Months Ended September 30,
	2006	%	2005	%
		(In thousands, except for percentages)
Revenues(1):
Market data fees	$13,105	62.6%	$8,483	86.3%
Intersegment fees	7,819	37.4	1,351	13.7
Other	—	—	2	—

Total revenues	20,924	100.0	9,836	100.0

Operating expenses:
Selling, general and administrative expenses(2)	1,343	6.4	709	7.2
Intersegment expenses	4,869	23.3	4,171	42.4
Depreciation and amortization	10	—	6	0.1

Total operating expenses	6,222	29.7	4,886	49.7

Operating income	14,702	70.3	4,950	50.3
Other income (expense), net	(56)	(0.3)	431	4.4
Income tax expense	5,126	24.5	1,883	19.1

Net income	$9,520	45.5%	$3,498	35.6%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $157,000 and $170,000 for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Includes compensation and benefits expenses and professional services expenses.
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
     Consolidated transaction fees were $190.8 million and $100.8 million for the nine months ended September 30, 2006 and 2005, respectively, and accounted for 87.3% and 87.9% of our consolidated revenues for the nine months ended September 30, 2006 and 2005, respectively. Consolidated transaction fees were $83.9 million and $40.7 million for the three months ended September 30, 2006 and 2005, respectively, and accounted for 88.7% and 89.9% of our consolidated revenues for the three months ended September 30, 2006 and 2005, respectively. Transaction fees, net of intersegment fees, accounted for 98.2% and 95.1% of revenues generated by our futures business segment for the nine months ended September 30, 2006 and 2005, respectively, and accounted for 89.0% and 94.9% of revenues generated by our OTC business segment for the nine months ended September 30, 2006 and 2005, respectively. Transaction fees, net of intersegment fees, accounted for 98.7% and 96.8% of revenues generated by our futures business segment for the three months ended September 30, 2006 and 2005, respectively, and accounted for 89.1% and 95.9% of revenues generated by our OTC business segment for the three months ended September 30, 2006 and 2005, respectively. Transaction fees are recognized as revenues as services are provided.
     In our futures business segment, we charge exchange fees to both the buyer and the seller in each transaction. In this segment, our exchange fees are calculated and collected by LCH.Clearnet on our behalf. Exchange fees are based on the number of contracts traded during each month multiplied by the commission rate. A change to either our commission rate or to the volume of contracts executed directly affects the revenues of our futures business. In our futures segment, we derived exchange fees of $85.7 million and $42.0 million for the nine months ended September 30, 2006 and 2005, respectively, and $37.2 million and $16.0 million for the three months ended September 30, 2006 and 2005, respectively.
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
     In our OTC business segment, we charge commission fees to both the buyer and the seller in each transaction executed on our platform. The commission fees are based on the underlying commodity volume of each product traded multiplied by the commission rate for that product. We also accept transactions that participants execute off-platform but wish to have processed for clearing. For these transactions, we charge both the buyer and seller, but at typically half the commission rate for on-platform execution. LCH.Clearnet performs the commission fee calculation and collection function for the majority of our OTC trades. The transaction fees in our OTC business segment also include fees derived from our electronic trade confirmation services, in which we charge a standard fee across all products for each trade confirmation successfully submitted by a participant. In our OTC segment, we derived commission fees for OTC trades executed on our electronic platform of $102.5 million and $57.6 million for the nine months ended September 30, 2006 and 2005, respectively, and $45.8 million and $24.2 million for the three months ended September 30, 2006 and 2005, respectively.
     Changes in the volume of contracts traded on our electronic platform and in our commission rates directly affect transaction fees in our OTC segment. Since launching our electronic markets in 2000, we have, in limited circumstances, adjusted our commission rates or waived our commissions with respect to certain products. We continue to evaluate our commission rates on a regular basis.
Market Data Fees
     Consolidated market data fees were $24.6 million and $10.7 million for the nine months ended September 30, 2006 and 2005, respectively, and $9.7 million and $3.7 million for the three months ended September 30, 2006 and 2005, respectively. Market data fees consist of terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets through ICE Data. We invoice these data vendors monthly for terminal fees based on the number of terminals that carry our futures market data. Each data vendor also pays an annual license fee to us. Annual license fee revenues are deferred and amortized ratably over the period for which services are provided.
     Market data fees consist of data access fees that we have historically charged to participants or customers that were not active traders, but that were registered to trade or view OTC natural gas and power products on our electronic platform. The data access fees were based on their historical trading activity and the number of users the participant firm has registered to trade on our platform. We recognize the difference between the monthly data access fee for a given participant and the actual amount of commission fees generated by such participant for trading activity in that month as data access revenues. Beginning in March 2006, we changed the methodology for charging OTC data access fees. The OTC data access fees are charged on a per-user basis to those accessing our platform (both trading and view only access). We also began to charge data access fees in our futures business segment beginning in February 2006, at the individual user level. The futures data access fees replaced the futures system user fees that were previously charged to our futures exchange members.
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
Other Revenues
     Other revenues include revenues generated from membership fees charged to our futures exchange members, training seminars, communication charges and equipment rentals, and fees charged to the Chicago Climate Exchange, or CCX. We generated other revenues of $3.1 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively, and $976,000 and $858,000 for the three months ended September 30, 2006 and 2005, respectively.
     In our futures business, we generate revenues from, among other things, annual membership and subscription fees charged to ICE Futures members. We recorded fees related to futures exchange membership and subscription fees of $968,000 and $809,000 for the nine months ended September 30, 2006 and 2005, respectively, and $360,000 and $280,000 for the three months ended September 30, 2006 and 2005, respectively. We defer revenues derived from membership and subscription fees and amortize them ratably over the period for which services are provided.
     We recognize revenues generated from training seminars and communication charges and equipment rentals as services are provided. Of the other revenues, $335,000 for the nine months ended September 30, 2005 relate to revenues generated from communication charges and equipment rentals relating to the futures business floor operations. We no longer charge our futures participants for these costs subsequent to the closure of the open-outcry trading floor on April 7, 2005.
     Other revenues include fees charged to CCX, a self-regulated exchange that administers a voluntary multi-sector greenhouse gas reduction and trading program for North America. We, through our OTC business segment, have been contracted to provide, design and service CCX’s electronic trading platform in the United States. We charge licensing and service fees in advance to CCX on a monthly basis and these fees are recognized as services are provided. We also have an agreement, through our futures business segment, with CCX and its wholly owned subsidiary, the European Climate Exchange, or ECX, to list certain European emissions contracts on our platform. Under this agreement, we have charged ECX certain operating costs, 25% of the net European emissions membership fees and 25% of the net transaction fees earned from the European emissions contracts traded on our platform. Pursuant to an amendment to this agreement effective June 28, 2006, these amounts charged to ECX have increased to 27.5% and 27.5%, respectively. We also recognize technology development fees as revenues from both CCX and ECX when the development work is completed and accepted. Our arrangement with CCX began in July 2003, and we recognized revenues of $1.2 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively, and $370,000 and $366,000 for the three months ended September 30, 2006 and 2005, respectively, pursuant to our contractual relationships.

Components of Expenses
Compensation and Benefits
     Compensation and benefits expenses consist of salaries, bonuses, non-cash compensations expenses, payroll taxes, employer-provided medical and other benefit plan costs and recruiting costs. Compensation and benefits expenses were $35.5 million and $25.8 million for the nine months ended September 30, 2006 and 2005, respectively, and $13.0 million and $9.4 million for the three months ended September 30, 2006 and 2005, respectively. Substantially all of our employees are full-time employees. We capitalized and recorded as property and equipment a portion of our compensation and benefits costs for technology employees engaged in software development and the enhancement of our electronic platform. We expect that our compensation and benefits expense will vary from quarter to quarter as a percentage of total revenues due to additional employees associated with the growth of our business, accrual of bonuses and due to non-cash compensation expenses recognized in accordance with the adoption of SFAS No. 123(R) on January 1, 2006. We recognized non-cash compensation expenses of $6.7 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively, and $1.9 million and $415,000 for the three months ended September 30, 2006 and 2005, respectively. Over the next year, we expect compensation and benefits expenses to increase from current levels.
Professional Services
     Professional services expenses primarily consist of outside legal, accounting and other professional and consulting services expenses. Professional services expenses were $8.7 million and $8.2 million for the nine months ended September 30, 2006 and 2005, respectively, and $2.8 million and $2.4 million for the three months ended September 30, 2006 and 2005, respectively. We capitalize and record as property and equipment a portion of the costs associated with fees for technology consultants engaged in software development and enhancements to our electronic platform. We expensed the remaining portion of these fees in the months in which they were incurred.
     In 2005, we incurred substantial accounting and legal fees in connection with external and internal audit functions, the regulatory and disciplinary functions of our futures markets and legal fees associated with the NYMEX copyright and trademark and EBS patent infringement litigation. As a public company, we are now subject to the requirements of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures in the near term to document internal controls and hire and train personnel to comply with these requirements. In addition, we incur costs for external advisors such as legal, accounting and auditing fees, as well as increased marketing and investor relations expenses. Even with these additional public company expenses, we anticipate that professional services expenses may decrease in future periods due to the reduction in legal fees due to our settlement of the EBS and MBF cases and the court’s grant of summary judgment in our favor on all claims asserted against us by NYMEX, notwithstanding NYMEX’s current appeal of the decision.
Patent Royalty
     Patent royalty expenses were $6.4 million and $926,000 for the nine months ended September 30, 2006 and 2005, respectively, and $3.2 million and $603,000 for the three months ended September 30, 2006 and 2005 respectively. We expect our patent royalty expenses to decrease in future periods due to the expiration of the patent licensing agreement in February 2007.
Selling, General and Administrative
     Selling, general and administrative expenses were $17.6 million and $13.1 million for the nine months ended September 30, 2006 and 2005, respectively, and $7.0 million and $4.3 million for the three months ended September 30, 2006 and 2005, respectively. Cost of hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing expenses are the major expense categories in selling, general and administrative expenses during the periods discussed herein.
     Cost of Hosting Expenses. Cost of hosting expenses primarily consist of hosting and participant network expenses. Cost of hosting expenses were $2.1 million and $989,000 for the nine months ended September 30, 2006 and 2005, respectively, and $942,000 and $366,000 for the three months ended September 30, 2006 and 2005, respectively. Our hosting expenses include the amounts we pay for the physical facilities, maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Our participant network expenses include the amounts we pay to provide participants with direct connectivity to our platform. We expect our cost of hosting expenses to increase slightly in absolute terms in future periods in connection with the growth of our business. As a percentage of total revenues, our cost of hosting expenses may decrease in future periods due to anticipated revenue growth.
     Hardware and Software Support Expenses. Hardware and software support expenses were $3.5 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively, and $1.2 million and $956,000 for the three months ended September 30, 2006 and 2005, respectively. Hardware and software support expenses primarily consist of costs related to external hardware and software maintenance and support as well as trade registration system costs. The trade registration system, which is owned and administered by a third party, handles our post trade administration matters, such as giving up trades to alternate parties, clearing and margining. We expect our hardware and software support expenses to increase slightly in absolute terms in future periods in connection with the growth of our business. As a percentage of total revenues, our hardware and software support expenses may decrease in future periods due to anticipated revenue growth.
     Rent and Occupancy Expenses. Rent and occupancy expenses were $2.6 million for the nine months ended September 30, 2006 and 2005 and $1.2 million and $691,000 for the three months ended September 30, 2006 and 2005, respectively. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. As a percentage of total revenues, our rent and occupancy expenses may decrease in future periods due to anticipated revenue growth.
     Marketing Expenses. Marketing expenses were $1.2 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively, and $541,000 and $467,000 for the three months ended September 30, 2006 and 2005, respectively. Marketing expenses primarily consist of advertising, public relations and product promotion campaigns used to promote brand awareness, as well as new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. The level of marketing activity, and thus the amount of related expenses, may vary from period to period based upon management’s discretion and available opportunities.
     Other. Other costs include all selling, general and administrative costs not included in separate expense categories and primarily consist of insurance expense, telephone and communications expense, bad debt expense, corporate insurance expense, travel expense, meals and entertainment expense and dues, subscriptions and registration expense.
     We expect our selling, general and administrative expenses to increase slightly in absolute terms in future periods in connection with the growth of our business. As a percentage of total revenues, our selling, general and administrative expenses may decrease in future periods due to anticipated revenue growth.
Floor Closure Costs
     Floor closure costs incurred during the nine months ended September 30, 2005 relate to the April 2005 closure of our open-outcry floor in London. We closed our open-outcry floor to take advantage of increasing acceptance and adoption of electronic trading, and to maintain and enhance our competitive position. Floor closure costs were $4.8 million for the nine months ended September 30, 2005, and included lease terminations for the buildings where the trading floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, and other associated costs, such as legal costs and asset impairment charges. No floor closure costs were incurred for the nine months or three months ended September 30, 2006.
Settlement Expense
     Settlement expense was $15.0 million for the nine months ended September 30, 2005 and related to the September 2005 settlement of the legal action brought by EBS related to alleged patent infringement. Under the settlement agreement, we made a cash payment of $15.0 million to EBS, and were released from the legal claims brought against us without admitting liability. No settlement expenses were incurred for the nine months or three months ended September 30, 2006.
Depreciation and Amortization
     Depreciation and amortization expenses were $9.8 million and $11.4 million for the nine months ended September 30, 2006 and 2005, respectively, and $3.3 million and $3.7 million for the three months ended September 30, 2006 and 2005, respectively. The decrease was due to certain property and equipment purchased in 2002 and 2003 with estimated useful lives of three years becoming fully depreciated over the course of 2005 and 2006.
     We amortize the licensing fees we pay for a non-exclusive license to use a patent related to an automated futures trading system in the United States over the period to which the license fees relate. We recognized amortization expense of $1.5 million for the nine months ended September 30, 2006 and 2005, and $500,000 for the three months ended September 30, 2006 and 2005. This patent expires in February 2007.
     We anticipate that depreciation and amortization expenses will decrease slightly in future periods due to certain property and equipment purchased in prior years becoming fully depreciated, the expiration of the patent licensing agreement in February 2007 and lower computer hardware costs in the future due to declining costs of technology.
Other Income (Expense)
     We had net other income of $4.7 million and $2.9 million for the nine months ended September 30, 2006 and 2005, respectively, and $2.7 million and $715,000 for the three months ended September 30, 2006 and 2005, respectively. Other income (expense) consists primarily of interest income and expense, as well as gains and losses on foreign currency transactions.
     We generate interest income from the investment of our cash and cash equivalents and restricted cash, short-term investments and long-term investments. Interest expense consisted of interest from capitalized leases, interest on the outstanding indebtedness and the unused fee calculated under our revolving credit facility.
     Other income (expense) also relates to gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign assets, liabilities and payables that occur through our foreign operations which are received or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods.
Provision for Income Taxes
     We incurred income tax expenses of $50.9 million and $12.6 million for the nine months ended September 30, 2006 and 2005, respectively, and $24.5 million and $8.8 million for the three months ended September 30, 2006 and 2005, respectively. Our provision for income taxes consists of current and deferred tax provisions relating to federal, state and local taxes, as well as taxes related to foreign subsidiaries. We file a consolidated United States federal income tax return and file state income tax returns on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. Our foreign subsidiaries are based in the United Kingdom and in Canada and we file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. The difference between the statutory income tax rate and our effective tax rate for a given fiscal period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, tax exempt income, state income taxes and the non-deductibility of certain expenses, including non-deductible non-cash compensation costs. We have made provisions for U.S. income taxes on the majority of the undistributed earnings of our foreign subsidiaries as such earnings are not expected to be permanently reinvested outside the United States.
Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except for percentages)
Operating Data:
Our Market Share of Selected Key Products:
Total crude oil futures contracts traded globally(1)	105,483	69,083	39,892	25,003
ICE Brent Crude oil futures contracts traded	32,081	22,287	11,698	8,732
ICE WTI Crude oil futures contracts traded	18,528	—	9,423	—
Our crude oil futures market share(1)	48.0%	32.3%	52.9%	34.9%

Total cleared OTC Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	87,648	37,533	43,479	16,555
Our cleared OTC Henry Hub natural gas contracts traded	67,890	29,983	33,048	13,585
Our market share — cleared OTC Henry Hub natural gas vs. NYMEX-ClearPort(2)	77.5%	79.9%	76.0%	82.1%

Total cleared OTC PJM financial power contracts traded on us and NYMEX- ClearPort	1,907	1,484	749	580
Our cleared OTC PJM financial power contracts traded	1,767	965	722	380
Our market share — cleared OTC PJM financial power vs. NYMEX-ClearPort(3)	92.7%	65.0%	96.5%	65.5%

Our Average Daily Trading Fee Revenues(4):
Our futures business average daily exchange fee revenues	$446	$222	$572	$247

Our bilateral OTC business average daily commission fee revenues	101	81	114	89
Our cleared OTC business average daily commission fee revenues	447	224	624	289

Our OTC business average daily commission fee revenues	548	305	738	378

Our total average daily exchange fee and commission fee revenues	$994	$527	$1,310	$625

Our Trading Volume(5):
Futures volume	64,525	30,524	26,845	11,926
Futures average daily volume	336	162	413	183
OTC volume	92,343	44,431	43,098	19,584
OTC average daily volume	494	235	695	306

OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	47.2%	57.6%	44.0%	51.5%
Banks and financial institutions	21.3%	22.6%	20.4%	22.0%
Liquidity providers	31.5%	19.8%	35.6%	26.5%
OTC Trading Commission Fees:
Percentage of OTC commission fees by the top 20 customers	57.8%	65.9%	61.9%	59.4%

(1)	Total crude oil futures contracts traded globally and our resulting crude oil futures market share is calculated based on the number of ICE Brent Crude futures contracts and ICE WTI Crude futures contracts traded as compared to the total number of ICE Brent Crude futures contracts, ICE WTI Crude futures contracts and NYMEX Light Sweet Crude and London Brent Crude futures contracts traded.

(2)	Our cleared Henry Hub natural gas market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared Henry Hub natural gas contracts traded as a percentage of the total IntercontinentalExchange cleared Henry Hub natural gas contracts and NYMEX-ClearPort Henry Hub natural gas futures contracts traded.

(3)	Our cleared PJM financial power market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared PJM financial power contracts traded as a percentage of the total IntercontinentalExchange cleared PJM financial power contracts and NYMEX-ClearPort cleared PJM financial power contracts traded. PJM refers to the Pennsylvania, New Jersey and Maryland power hub. Data regarding the volumes of NYMEX-ClearPort cleared PJM for annual contracts traded is derived from the Futures Industry Association.

(4)	Represents the total commission fee and exchange fee revenues for the period divided by the number of trading days during that period.

(5)	Represents the total volume, in contracts, for the period divided by the number of trading days during that period.
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
     Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Overview
     Consolidated net income increased $68.7 million to $94.3 million for the nine months ended September 30, 2006 from $25.6 million for the comparable period in 2005. Net income from our futures business segment increased $24.7 million to $36.4 million for the nine months ended September 30, 2006 from $11.7 million for the comparable period in 2005, primarily due to higher transaction fees revenues and the $4.8 million in floor closure costs recognized during the nine months ended September 30, 2005. Net income from our OTC business segment increased $38.0 million to $48.3 million for the nine months ended September 30, 2006 from $10.3 million for the comparable period in 2005. Net income in our OTC business segment increased primarily due to significantly higher transaction fees revenues and the $15.0 million settlement expense recognized during the nine months ended September 30, 2005. Net income from our market data business segment increased $6.0 million to $9.5 million for the nine months ended September 30, 2006 from $3.5 million for the comparable period in 2005. Net income in our market data business segment increased primarily due to increased market data sales in our OTC and futures businesses. Consolidated operating income, as a percentage of consolidated revenues, increased to 64.3% for the nine months ended September 30, 2006 from 30.8% for the comparable period in 2005. Consolidated net income, as a percentage of consolidated revenues, increased to 43.1% for the nine months ended September 30, 2006 from 22.3% for the comparable period in 2005.
     Our consolidated revenues increased $103.9 million, or 90.7%, to $218.5 million for the nine months ended September 30, 2006 from $114.6 million for the comparable period in 2005. This increase is primarily attributable to increased trading volumes on our electronic platform and increased non-transaction revenues, including market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our futures and cleared OTC contracts.
     Consolidated operating expenses decreased $1.2 million to $78.1 million for the nine months ended September 30, 2006 from $79.3 million for the comparable period in 2005, representing a decrease of 1.5%. This decrease is primarily attributable to the $19.8 million in floor closure costs and settlement expense incurred during the nine months ended September 30, 2005, partially offset by $9.7 million in higher compensation expenses during the nine months ended September 30, 2006 and due to a $5.4 million increase in royalty payments and contract volume accruals under the patent licensing agreement.
Revenues
Transaction Fees
     Consolidated transaction fees increased $90.0 million, or 89.4%, to $190.8 million for the nine months ended September 30, 2006 from $100.8 million for the comparable period in 2005. Transaction fees, as a percentage of consolidated revenues, decreased to 87.3% for the nine months ended September 30, 2006 from 87.9% for the comparable period in 2005.
     Transaction fees generated in our futures business segment increased $43.7 million, or 104.2%, to $85.7 million for the nine months ended September 30, 2006 from $42.0 million for the comparable period in 2005, while increasing as a percentage of consolidated revenues to 39.2% for the nine months ended September 30, 2006 from 36.6% for the comparable period in 2005. Average transaction fees per trading day increased 101.0% to $446,000 per trading day for the nine months ended September 30, 2006 from $222,000 per trading day for the comparable period in 2005. The increase in transaction fees was primarily due to an increase in our futures contract volumes and due to a fee increase beginning in April 2006. Futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading, the launch of the ICE WTI Crude futures contract in February 2006 and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Volumes in our futures business segment increased 111.4% to 64.5 million contracts traded during the nine months ended September 30, 2006 from 30.5 million contracts traded during the comparable period in 2005. The 64.5 million contracts include 2.3 million ICE WTI Crude futures contracts for which we did not charge any commissions during the three months ended March 31, 2006.
     In conjunction with the introduction of our ICE WTI Crude futures contract in February 2006, we reviewed the pricing of our oil futures and option contract transaction fees and the currency in which such transaction fees are calculated and charged. We determined, as a result of this review, to change our basis for pricing such transaction fees to U.S. dollars, in line with the currency generally used to price the underlying commodity and in accordance with general practice in the industry. We began to charge in U.S. dollars rather than pounds sterling in our key futures contracts, including crude oil and heating oil contracts, during the second quarter of 2006. We determined that $0.70 per contract per side, or $1.40 per round turn, was an appropriate level of fees for such contracts, taking into account a number of factors, principally the competitiveness of our service offering. Transaction rates for the crude oil and heating oil contracts had previously been charged at £0.35 per contract per side, or £0.70 per round turn. Based on the average pounds sterling to U.S dollar exchange rate of 1.8536 during the three months ended June 30, 2005, this equals a 7.9% increase in the futures transaction rates.
     Transaction fees generated in our OTC business segment increased $46.3 million, or 78.7%, to $105.1 million for the nine months ended September 30, 2006 from $58.8 million for the comparable period in 2005, primarily due to increased trading volumes. Average transaction fees per trading day increased 79.7% to $548,000 per trading day for the nine months ended September 30, 2006 from $305,000 per trading day for the comparable period in 2005. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 48.1% for the nine months ended September 30, 2006 from 51.3% for the comparable period in 2005. The number of transactions or trades executed in our OTC business segment increased by 60.1% to 2.6 million trades for the nine months ended September 30, 2006 from 1.6 million trades for the comparable period in 2005. In the first nine months of 2006, we also introduced over 50 new products in our cleared OTC markets.
     Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Transaction fees generated by trading in North American natural gas contracts increased $38.3 million, or 88.4%, to $81.6 million for the nine months ended September 30, 2006 from $43.3 million for the comparable period in 2005. In addition, transaction fees generated by trading in North American power contracts increased $6.6 million, or 52.1%, to $19.3 million for the nine months ended September 30, 2006 from $12.7 million for the comparable period in 2005. The continued growth in trading volumes in OTC contracts can be attributed in part to the use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. We believe that the introduction of OTC cleared contracts has facilitated trading by market participants that otherwise would not have engaged in trading in energy derivatives.
     Revenues derived from electronic trade confirmation fees in our OTC business segment increased $1.4 million or 115.7%, to $2.6 million for the nine months ended September 30, 2006 from $1.2 million for the comparable period in 2005. During the nine months ended September 30, 2006, 426,000 trades were matched through our electronic trade confirmation service, compared to 309,000 trades during the comparable period in 2005. We implemented a fee increase for our electronic trade confirmation service beginning in February 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, increased to 1.2% for the nine months ended September 30, 2006 from 1.0% for the comparable period in 2005.

Market Data Fees
     Consolidated market data fees increased $13.9 million, or 130.4%, to $24.6 million for the nine months ended September 30, 2006 from $10.7 million for the comparable period in 2005. This increase was primarily due to increased data access fees in our OTC and futures markets, increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets, increased market data fees in our OTC markets from the market price validation service, and increased fees from view only screen access and end of day reports. During the nine months ended September 30, 2006 and 2005, we recognized $12.3 million and $2.2 million, respectively, in data access fees and terminal fees in our futures and OTC business segments. The increase in the market data fees received from data vendors were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the nine months ended September 30, 2006 and 2005, we recognized $8.5 million and $5.5 million, respectively, in terminal and license fees from data vendors. We also continued to enroll new individual monthly subscribers for our market price validation service and our view only screen access service. Consolidated market data fees, as a percentage of consolidated revenues, increased to 11.3% for the nine months ended September 30, 2006 from 9.3% for the comparable period in 2005.
Other Revenues
     Consolidated other revenues decreased $37,000, or 1.2%, to $3.1 million for the nine months ended September 30, 2006 from $3.2 million for the comparable period in 2005. This decrease was primarily due to a $346,000 reduction in the communication charges and equipment rentals to ICE Futures members following the closure of our open-outcry trading floor. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 1.4% for the nine months ended September 30, 2006 from 2.8% for the comparable period in 2005.
Expenses
Compensation and Benefits
     Consolidated compensation and benefits expenses increased $9.7 million, or 37.7%, to $35.5 million for the nine months ended September 30, 2006 from $25.8 million for the comparable period in 2005. This increase was primarily due to an increase in the non-cash compensation expenses in accordance with the adoption of SFAS No. 123(R) on January 1, 2006, an increase in our discretionary bonus accrual for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $6.7 million for the nine months ended September 30, 2006 as compared to $1.2 million for the nine months ended September 30, 2005. The discretionary bonus expense increased due to operating results substantially exceeding budgets for the nine months ended September 30, 2006. Our employee headcount increased from 194 employees as of September 30, 2005 to 223 employees as of September 30, 2006. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 16.3% for the nine months ended September 30, 2006 from 22.5% for the comparable period in 2005 primarily due to our increased revenues.
Professional Services
     Consolidated professional services expenses increased $549,000, or 6.7%, to $8.7 million for the nine months ended September 30, 2006 from $8.2 million for the comparable period in 2005. This increase was primarily due to costs that we incurred to comply with the Sarbanes-Oxley Act of 2002, partially offset by an aggregate decrease in legal fees related to litigation with NYMEX and EBS, the former of which was dismissed by a ruling in our favor on a motion for summary judgment in the third quarter of 2005, which is currently on appeal by NYMEX, and the latter of which was settled in the second quarter of 2005. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 4.0% for the nine months ended September 30, 2006 from 7.1% for the comparable period in 2005.

Patent Royalty
     Patent royalty expenses increased $5.4 million to $6.4 million for the nine months ended September 30, 2006 from $926,000 for the comparable period in 2005. The royalty payments and contract volume accruals under the patent licensing agreement increased due to increased futures volumes following the launch of exclusive electronic trading during 2005 and due to the launch of the ICE WTI Crude futures contract during February 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, increased to 2.9% for the nine months ended September 30, 2006 from 0.8% for the comparable period in 2005. The amortization of the fixed license fee, included in depreciation and amortization expense, totaled $1.5 million for the nine months ended September 30, 2006 and 2005.
Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $4.5 million, or 34.1%, to $17.6 million for the nine months ended September 30, 2006 from $13.1 million for the comparable period in 2005. This increase was primarily due to increased costs of hosting expenses, hardware and software support expenses, bad debt expense, insurance expenses and travel and entertainment expenses and resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 8.1% for the nine months ended September 30, 2006 from 11.5% for the comparable period in 2005.
Floor Closure Costs
     Consolidated floor closure costs were $4.8 million for the nine months ended September 30, 2005, due to the closure of our open-outcry trading floor in London in April 2005. Consolidated floor closure costs, as a percentage of consolidated revenues, were 4.2% for the nine months ended September 30, 2005. We did not have floor closure costs in the comparable period in 2006.
Settlement Expense
     Consolidated settlement expense was $15.0 million for the nine months ended September 30, 2005, due to the payment made to settle litigation with EBS. Consolidated settlement expense, as a percentage of consolidated revenues, was 13.1% for the nine months ended September 30, 2005. We did not have settlement expenses in the comparable period in 2006.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses decreased $1.6 million, or 14.0%, to $9.8 million for the nine months ended September 30, 2006 from $11.4 million for the comparable period in 2005. This decrease was due to certain property and equipment purchased in 2002 and 2003 with estimated useful lives of three years becoming fully depreciated over the course of 2005 and 2006. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 4.5% for the nine months ended September 30, 2006 from 10.0% for the comparable period in 2005.
Other Income
     Consolidated other income increased $1.8 million, or 62.9%, to $4.7 million for the nine months ended September 30, 2006 from $2.9 million for the comparable period in 2005. This increase in other income was primarily due to an increase in interest income and a decrease in interest expense. Interest income increased $3.3 million from the prior period primarily due to an increase in our cash balances from the net proceeds received from our initial public offering of common stock in November 2005 and from the cash flows generated from operations during the nine months ended September 30, 2006. The level of interest rates in the United States has increased throughout 2006 and this has had an impact on our interest income. Our investments during the three months ended September 30, 2006 also included more taxable investments which generally earn a higher pre-tax interest rate than the tax exempt investments that we primarily invested in during the six months ended June 30, 2006. Also, in connection with the change in our functional currency of the majority of the U.K. subsidiaries to the U.S. dollar on June 30, 2006, we converted the majority of our cash in the U.K. from pounds sterling denominated investments to U.S dollar denominated investments. The majority of our U.K. pounds sterling investments also had lower interest rates commensurate with the lower U.K. interest rates over the last 12 months. Interest expense decreased $312,000 from the prior period primarily due to the remaining $13.0 million outstanding balance under the Wachovia revolving credit agreement being paid off with a portion of the proceeds from our initial public offering of common stock in November 2005.
     The increase in other income was partially offset by foreign currency transaction losses recognized during the nine months ended September 30, 2006. We recognized net foreign currency transaction losses of $516,000 for the nine months ended September 30, 2006 as compared to net foreign currency transaction gains of $1.3 million for the nine months ended September 30, 2005. The foreign currency transaction gains and losses primarily related to the settlement of foreign assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. Through June 30, 2006, the functional currency of our foreign subsidiaries was pounds sterling. The average exchange rate of pounds sterling to the U.S. dollar decreased from 1.8065 for the nine months ended September 30, 2005 to 1.8839 for the nine months ended September 30, 2006.
Income Taxes
     Consolidated tax expense increased $38.2 million to $50.9 million for the nine months ended September 30, 2006 from $12.6 million for the comparable period in 2005, primarily due to the increase in our pre-tax income. Our effective tax rate increased to 35.0% for the nine months ended September 30, 2006 from 33.1% for the comparable period in 2005. The effective tax rate for the nine months ended September 30, 2006 is lower than the statutory rate primarily due to tax exempt interest income and favorable state rates. The effective tax rate for the nine months ended September 30, 2005 is lower than the statutory rate primarily due to an increase in federal and state research and development tax credits.
     Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Overview
     Consolidated net income increased $26.8 million to $43.6 million for the three months ended September 30, 2006 from $16.8 million for the comparable period in 2005. Net income from our futures business segment increased $10.4 million to $16.1 million for the three months ended September 30, 2006 from $5.6 million for the comparable period in 2005, primarily due to higher transaction fees revenues. Net income from our OTC business segment increased $13.9 million to $23.7 million for the three months ended September 30, 2006 from $9.8 million for the comparable period in 2005. Net income in our OTC business segment increased primarily due to significantly higher transaction fees revenues and market data fees revenues. Net income from our market data business segment increased $2.5 million to $3.9 million for the three months ended September 30, 2006 from $1.4 million for the comparable period in 2005. Net income in our market data business segment increased due to increased market data sales in both our OTC and futures businesses. Consolidated operating income, as a percentage of consolidated revenues, increased to 69.1% for the three months ended September 30, 2006 from 54.9% for the comparable period in 2005. Consolidated net income, as a percentage of consolidated revenues, increased to 46.1% for the three months ended September 30, 2006 from 37.2% for the comparable period in 2005.
     Our consolidated revenues increased $49.4 million, or 109.2%, to $94.7 million for the three months ended September 30, 2006 from $45.2 million for the comparable period in 2005. This increase is primarily attributable to increased trading volumes on our electronic platform and increased non-transaction revenues, including market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our futures and cleared OTC contracts.
     Consolidated operating expenses increased $8.9 million to $29.3 million for the three months ended September 30, 2006 from $20.4 million for the comparable period in 2005, representing an increase of 43.6%. This increase is primarily attributable to $3.6 million in higher compensation expenses during the three months ended September 30, 2006 and due to a $2.5 million increase in royalty payments and contract volume accruals under the patent licensing agreement.

Revenues
Transaction Fees
     Consolidated transaction fees increased $43.2 million, or 106.4%, to $83.9 million for the three months ended September 30, 2006 from $40.7 million for the comparable period in 2005. Transaction fees, as a percentage of consolidated revenues, decreased to 88.7% for the three months ended September 30, 2006 from 89.9% for the comparable period in 2005.
     Transaction fees generated in our futures business segment increased $21.1 million, or 131.8%, to $37.2 million for the three months ended September 30, 2006 from $16.0 million for the comparable period in 2005, while increasing as a percentage of consolidated revenues to 39.3% for the three months ended September 30, 2006 from 35.5% for the comparable period in 2005. Average transaction fees per trading day increased 131.8% to $572,000 per trading day for the three months ended September 30, 2006 from $247,000 per trading day for the comparable period in 2005. The increase in transaction fees was primarily due to an increase in our futures contract volumes and due to a fee increase beginning in April 2006. Futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading, the launch of the ICE WTI Crude futures contract in February 2006 and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Volumes in our futures business segment increased 125.1% to 26.8 million contracts traded during the three months ended September 30, 2006 from 11.9 million contracts traded during the comparable period in 2005.
     Transaction fees generated in our OTC business segment increased $22.1 million, or 89.9%, to $46.7 million for the three months ended September 30, 2006 from $24.6 million for the comparable period in 2005, primarily due to increased trading volumes. Average transaction fees per trading day increased 95.4% to $738,000 per trading day for the three months ended September 30, 2006 from $378,000 per trading day for the comparable period in 2005. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 49.4% for the three months ended September 30, 2006 from 54.4% for the comparable period in 2005. The number of transactions or trades executed in our OTC business segment increased by 52.0% to 1.1 million trades for the three months ended September 30, 2006 from 728,000 trades for the comparable period in 2005. In the first nine months of 2006, we also introduced over 50 new products in our cleared OTC markets. For the three months ended September 30, 2006, 8.2% of our OTC commission revenues were derived from these new products.
     Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Transaction fees generated by trading in North American natural gas contracts increased $18.5 million, or 100.4%, to $37.0 million for the three months ended September 30, 2006 from $18.5 million for the comparable period in 2005. In addition, transaction fees generated by trading in North American power contracts increased $2.9 million, or 56.2%, to $8.1 million for the three months ended September 30, 2006 from $5.2 million for the comparable period in 2005. The continued growth in trading volumes in OTC contracts can be attributed in part to the use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. We believe that the introduction of OTC cleared contracts has facilitated trading by market participants that otherwise would not have engaged in trading in energy derivatives.
     Revenues derived from electronic trade confirmation fees in our OTC business segment increased $552,000, or 126.3%, to $988,000 for the three months ended September 30, 2006 from $437,000 for the comparable period in 2005. During the three months ended September 30, 2006, 158,000 trades were matched through our electronic trade confirmation service, compared to 100,000 trades during the comparable period in 2005. We implemented a fee increase for our electronic trade confirmation service beginning in February 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, remained at 1.0% for the three months ended September 30, 2006 and 2005.

Market Data Fees
     Consolidated market data fees increased $6.0 million, or 161.5%, to $9.7 million for the three months ended September 30, 2006 from $3.7 million for the comparable period in 2005. This increase was primarily due to increased data access fees in our OTC and futures markets, increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets, increased market data fees in our OTC markets from the market price validation service, and increased fees from view only screen access and end of day reports. During the three months ended September 30, 2006 and 2005, we recognized $5.5 million and $731,000, respectively, in data access fees and terminal fees in our futures and OTC business segments. The increase in the market data fees received from data vendors were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the three months ended September 30, 2006 and 2005, we recognized $2.9 million and $1.9 million, respectively, in terminal and license fees from data vendors. We also continued to enroll new individual monthly subscribers for our market price validation service and our view only screen access service. Consolidated market data fees, as a percentage of consolidated revenues, increased to 10.3% for the three months ended September 30, 2006 from 8.2% for the comparable period in 2005.
Other Revenues
     Consolidated other revenues increased $118,000, or 13.8%, to $976,000 for the three months ended September 30, 2006 from $858,000 for the comparable period in 2005. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 1.0% for the three months ended September 30, 2006 from 1.9% for the comparable period in 2005.
Expenses
Compensation and Benefits
     Consolidated compensation and benefits expenses increased $3.6 million, or 37.9%, to $13.0 million for the three months ended September 30, 2006 from $9.4 million for the comparable period in 2005. This increase was primarily due to an increase in the non-cash compensation expenses recognized in accordance with the adoption of SFAS No. 123(R) on January 1, 2006, an increase in our discretionary bonus accrual for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $1.9 million for the three months ended September 30, 2006 as compared to $415,000 for the three months ended September 30, 2005. The discretionary bonus expense increased due to operating results substantially exceeding budgets for the three months ended September 30, 2006. Our employee headcount increased from 194 employees as of September 30, 2005 to 223 employees as of September 30, 2006. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 13.7% for the three months ended September 30, 2006 from 20.8% for the comparable period in 2005 primarily due to our increased revenues.
Professional Services
     Consolidated professional services expenses increased $374,000, or 15.4%, to $2.8 million for the three months ended September 30, 2006 from $2.4 million for the comparable period in 2005. This increase was primarily due to costs that we incurred to comply with the Sarbanes-Oxley Act of 2002, partially offset by an aggregate decrease in legal fees related to litigation with NYMEX and EBS, the former of which was dismissed by a ruling in our favor on a motion for summary judgment in the third quarter of 2005, which is currently on appeal by NYMEX, and the latter of which was settled in the second quarter of 2005. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.0% for the three months ended September 30, 2006 from 5.4% for the comparable period in 2005.

Patent Royalty
     Patent royalty expenses increased $2.5 million to $3.2 million for the three months ended September 30, 2006 from $603,000 for the comparable period in 2005. The royalty payments and contract volume accruals under the patent licensing agreement increased due to increased futures volumes following the launch of exclusive electronic trading during 2005 and due to the launch of the ICE WTI Crude futures contract during February 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, increased to 3.3% for the three months ended September 30, 2006 from 1.3% for the comparable period in 2005. The amortization of the fixed license fee, included in depreciation and amortization expense, totaled $500,000 for the three months ended September 30, 2006 and 2005.
Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $2.7 million, or 64.4%, to $7.0 million for the three months ended September 30, 2006 from $4.3 million for the comparable period in 2005. This increase was primarily due to increased costs of hosting expenses, hardware and software support expenses, bad debt expense, insurance expenses, rent and occupancy expenses and travel and entertainment expenses and resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 7.4% for the three months ended September 30, 2006 from 9.4% for the comparable period in 2005.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses decreased $346,000, or 9.4%, to $3.3 million for the three months ended September 30, 2006 from $3.7 million for the comparable period in 2005. This decrease was due to certain property and equipment purchased in 2002 and 2003 with estimated useful lives of three years becoming fully depreciated over the course of 2005 and 2006. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 3.5% for the three months ended September 30, 2006 from 8.1% for the comparable period in 2005.
Other Income
     Consolidated other income increased $2.0 million to $2.7 million for the three months ended September 30, 2006 from $715,000 for the comparable period in 2005. The increase in other income was primarily due to higher interest income earned on our excess cash during the three months ended September 30, 2006 and a decrease in interest expense. Interest income increased $2.3 million from the prior period primarily due to an increase in our cash balances from the net proceeds received from our initial public offering of common stock in November 2005 and from the cash flows generated from operations during the nine months ended September 30, 2006. The level of interest rates in the United States has increased throughout 2006 and this has had an impact on our interest income. Our investments during the three months ended September 30, 2006 also included more taxable investments which generally earn a higher pre-tax interest rate than the tax exempt investments that we primarily invested in during the six months ended June 30, 2006. Also, in connection with the change in our functional currency of the majority of the U.K. subsidiaries to the U.S. dollar on June 30, 2006, we converted the majority of our cash in the U.K. from pounds sterling denominated investments to U.S dollar denominated investments. The majority of our U.K. pounds sterling investments also had lower interest rates commensurate with the lower U.K. interest rates over the last 12 months. Interest expense decreased $116,000 from the prior period primarily due to the remaining $13.0 million outstanding balance under the Wachovia revolving credit agreement being paid off with a portion of the proceeds from our initial public offering of common stock in November 2005.
     The increase in other income was partially offset by an increase in the foreign currency transaction losses. We recognized net foreign currency transaction losses of $169,000 for the three months ended September 30, 2006 as compared to net foreign currency transaction gains of $205,000 for the three months ended September 30, 2005. Through June 30, 2006, the functional currency of our foreign subsidiaries was pounds sterling. The period-end foreign currency exchange rate of pounds sterling to the U.S. dollar increased 2.1% to 1.8716 as of September 30, 2006 from 1.7696 as of September 30, 2005.

Income Taxes
     Consolidated tax expense increased $15.7 million to $24.5 million for the three months ended September 30, 2006 from $8.8 million for the comparable period in 2005, primarily due to the increase in our pre-tax income. Our effective tax rate is 35.92% for the three months ended September 30, 2006 versus 34.23% for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2005 is lower than the statutory rate primarily due to an increase in federal and state research and development tax credits.
Quarterly Results of Operations
     The following table sets forth quarterly unaudited consolidated statements of income for the periods presented. We believe that this data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter are not necessarily indicative of the results expected for any future period.

	Three Months Ended,
	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005
			(In thousands)
Revenues:
Transaction fees, net:
Futures:
ICE Brent Crude futures	$17,356	$15,290	$13,476	$10,715	$11,731
ICE Gas Oil futures	7,782	5,476	5,138	4,188	4,008
ICE WTI Crude futures	11,424	8,295	—	—	—
Other futures products and options	626	511	345	316	304
OTC:
North American natural gas	36,955	26,369	18,323	16,566	18,466
North American power	8,088	6,411	4,833	3,734	5,177
Other commodities markets	717	410	438	287	536
Electronic trade confirmation services	989	895	682	390	437
Market data fees	9,749	8,819	6,022	3,972	3,728
Other	976	1,115	1,025	1,094	858

Total revenues	94,662	73,591	50,282	41,262	45,245

Operating expenses:
Compensation and benefits	12,987	11,932	10,617	9,938	9,416
Professional services	2,798	3,235	2,690	1,950	2,424
Patent royalty payments	3,151	2,198	1,014	565	603
Selling, general and administrative	7,017	5,501	5,120	4,246	4,268
Depreciation and amortization	3,327	3,309	3,188	3,655	3,673

Total operating expenses	29,280	26,175	22,629	20,354	20,384

Operating income	65,382	47,416	27,653	20,908	24,861
Other income, net	2,731	853	1,108	911	715
Income tax expense	24,467	17,302	9,097	6,959	8,755

Net income	$43,646	$30,967	$19,664	$14,860	$16,821

Liquidity and Capital Resources
     Since our inception on May 11, 2000, we have financed our operations, growth and cash needs primarily through income from operations, borrowings under a former related-party loan agreement and borrowings under our revolving credit facility. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and marketing and development of our electronic platform. In the future, we may incur additional debt or issue equity securities in connection with strategic acquisitions, joint ventures or other types of investments.

Cash and Cash Equivalents, Short-term Investments, Restricted Cash and Restricted Short-Term Investments
     We had consolidated cash and cash equivalents of $70.2 million and $20.0 million as of September 30, 2006 and December 31, 2005, respectively. We had $178.0 million and $111.2 million in short-term investments as of September 30, 2006 and December 31, 2005, respectively; $2.3 million in long-term investments as of December 31, 2005; and $15.7 million and $12.6 million in restricted cash as of September 30, 2006 and December 31, 2005, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with remaining maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted cash. The increase in the short-term investments and the long-term investments were primarily due to the $84.1 million in cash flows from operations generated during the nine months ended September 30, 2006.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$84,114	$29,490
Investing activities	(76,674)	(38,071)
Financing activities	39,879	(15,116)
Effect of exchange rate changes	2,861	(3,268)

Net increase (decrease) in cash and cash equivalents	$50,180	$(26,965)

Operating Activities
     Consolidated net cash provided by operating activities was $84.1 million and $29.5 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $54.6 million increase in net cash provided by operating activities for the nine months ended September 30, 2006 from the comparable period in 2005 is primarily due to the $38.0 million increase in the OTC business segment’s net income and the $24.7 million increase in the futures business segment’s net income for the nine months ended September 30, 2006 from the comparable period in 2005.
Investing Activities
     Consolidated net cash used in investing activities was $76.7 million and $38.1 million for the nine months ended September 30, 2006 and 2005, respectively. These activities primarily relate to sales and purchases of available-for-sale investments and capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had a net increase in investments classified as available-for-sale of $60.5 million and $34.6 million for the nine months ended September 30, 2006 and 2005, respectively. We incurred capitalized software development costs of $4.7 million and $4.0 million for the nine months ended September 30, 2006 and 2005, respectively, and we had additional capital expenditures of $8.4 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform.

Financing Activities
     Consolidated net cash provided by (used in) financing activities was $39.9 million and ($15.1) million for the nine months ended September 30, 2006 and 2005, respectively. We received proceeds from the exercise of common stock options of $14.4 million and $610,000 for the nine months ended September 30, 2006 and 2005, respectively. We recognized excess tax benefits from stock-based compensation of $25.2 million for the nine months ended September 30, 2006. Consolidated net cash used in financing activities for the nine months ended September 30, 2005 primarily relates to $12.0 million in repayments under the revolving credit facility with Wachovia and $3.2 million in costs incurred relating to our initial public offering of common stock.
Loan Agreements
     We entered into our revolving credit agreement with Wachovia Bank, National Association, or Wachovia, on November 17, 2004, which we amended on October 18, 2005. Under the amended Wachovia revolving credit facility, we may borrow an aggregate principal amount of up to $50.0 million at any time through November 17, 2007. The facility includes an unused line fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable on a quarterly basis, which as of September 30, 2006 was 0.15%.
     The facility also contains affirmative and negative covenants including, but not limited to, cash flow leverage ratios, minimum tangible net worth ratios and limitations or approvals required from Wachovia for acquisitions, external debt and other fundamental changes to our business. We historically have been and are currently in compliance with the financial covenants of our credit facility. Currently, we have no borrowings outstanding under the facility.
Future Capital Requirements
     Our future capital requirements will depend on many factors, including, among others, the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the expansion of sales and marketing activities, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make capital expenditures ranging between $15.0 million and $20.0 million in 2007 to support the continued expansion of our futures, OTC and market data businesses. We expect that these expenditures will focus on the further expansion of our electronic futures and OTC participant base, the expansion of distribution opportunities through the possible acquisition of existing businesses, the expansion of products in our market data services business, and the provision of back office service systems as well as technical improvements to, and enhancements of, our existing systems, products and services. We expect our capitalized software development costs to remain relatively consistent with our 2005 software development costs.
     We believe that cash on hand and cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2007. Our $50.0 million revolving credit agreement is currently the only agreement or arrangement that we have with third parties to provide us with sources of liquidity and capital resources. We currently have no borrowings under this revolving credit agreement. In the event that we consummate any strategic acquisitions, joint ventures or other types of investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue equity securities. We cannot assure you that we will be able to obtain any such financing on acceptable terms or at all.
Off-Balance Sheet Entities
     We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commercial Commitments
     The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of September 30, 2006:

	Payments Due by Period
		Less
		Than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
		(In thousands)
Contractual Obligations:
Operating leases	$8,464	$2,284	$3,425	$2,531	$224
Patent licensing agreement(1)	—	—	—	—	—

Total contractual cash obligations	$8,464	$2,284	$3,425	$2,531	$224

(1)	The patent licensing agreement includes a quarterly royalty payment that is based on trading volume and a clause that requires an additional $2.0 million payment by us each time the number of electronic futures contracts traded exceeds 25 million contracts in any given year. The royalty payments and contract volume accruals were $6.4 million for the nine months ended September 30, 2006 and $1.5 million, $32,000 and $14,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining 2006 through February 2007 royalty payment estimates have not been included in the above estimates.
Recently Adopted Accounting Pronouncements
     Prior to January 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expenses were recognized in our consolidated statements of income for stock options because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Our unaudited consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).
     As stock-based compensation expenses recognized in the unaudited consolidated statement of income for the nine months ended September 30, 2006 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. At the adoption of SFAS No. 123(R), we are required to record a cumulative adjustment to reverse compensation costs that would not have been recorded if forfeitures had been estimated in prior periods. Therefore, we recorded a cumulative adjustment of $440,000 for the nine months ended September 30, 2006 to reduce compensation costs that were actually recognized in our consolidated financial statements during 2004 and 2005 relating to restricted stock compensation expense amortization.
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
     Employee and director stock-based compensation expenses recognized under SFAS No. 123(R), for both stock options and restricted stock, in the unaudited consolidated statements of income was $6.7 million and $1.9 million for the nine months and three months ended September 30, 2006, respectively. Employee and director stock-based compensation expenses recognized on the restricted stock in the unaudited consolidated statements of income was

$1.2 million and $415,000 for the nine months and three months ended September 30, 2005, respectively. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits to be reported as a financing cash inflow rather than as an operating cash inflow. As of September 30, 2006, there was $5.4 million and $8.8 million in total unrecognized compensation costs related to stock options and restricted stock, respectively. These costs are expected to be recognized over a weighted average period of 2.2 years and 1.8 years as the stock options and restricted stock, respectively, vests.
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this interpretation on January 1, 2007. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and are currently not yet in a position to determine such effects.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.
Critical Accounting Policies and Estimates
     In the third quarter of 2006, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and other filings with the Securities and Exchange Commission.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, restricted cash and foreign currency exchange rate risk.
Interest Rate Risk
     We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments and restricted cash. As of September 30, 2006 and December 31, 2005, our cash and cash equivalents, short-term and long-term investments and restricted cash, were $263.9 million and $146.1 million, respectively, of which $19.3 million and $35.9 million, respectively, were denominated in pounds sterling. The remaining investments are denominated in U.S. dollars. Due to the conservative nature of our investment portfolio, which is structured with a focus on capital preservation, we would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
Foreign Currency Exchange Rate Risk
     The revenues, expenses and financial results of ICE Futures and other U.K. subsidiaries have historically been denominated in pounds sterling, the functional currency of our U.K. subsidiaries. We had foreign currency translation risk equal to our net investment in our subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of September 30, 2006 and December 31, 2005, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $29.9 million and $21.3 million, respectively. The period-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.7188 as of December 31, 2005 to 1.8716 as of September 30, 2006.
     Effective July 1, 2006, the functional currency of the majority of our U.K. subsidiaries became the U.S. dollar. The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with us, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets as the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency switched based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar. However, gains and losses from foreign currency transactions will continue to be included in other income (expense) in the consolidated statements of income.
     We have foreign currency transaction risk primarily related to the settlement of foreign assets, liabilities and payables that occur through our foreign operations which are received or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of ($516,000) and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.8065 for the nine months ended September 30, 2005 to 1.8839 for the nine months ended September 30, 2006. The effect of an immediate 10% increase in the exchange rates would result in a transaction loss of $390,000 in the other income (expense) as of September 30, 2006.
     We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets and expenses of our U.K. subsidiaries financial statements that are denominated in pounds sterling. Of our consolidated operating expenses, 30.5% and 35.5% were denominated in pounds sterling for the nine months ended September 30, 2006 and 2005, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of expenses denominated in foreign currencies changes accordingly. All sales in our business are denominated in U.S. dollars, except for some small futures contracts in our futures business segment. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
     In the past, we have entered into hedging transactions to help mitigate our foreign exchange risk exposure. During the nine months ended September 30, 2006, we did not enter into or hold any foreign currency hedging activities. We do not hold or issue any derivative financial instruments for trading purposes.
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
Part II. Other Information
Item 1. Legal Proceedings
NYMEX Claim of Infringement
     On September 29, 2005, the U.S. District Court for the Southern District of New York granted our motion for summary judgment dismissing all claims brought by the New York Mercantile Exchange, Inc., or NYMEX, against us in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by us on the basis of our use of NYMEX’s publicly available settlement prices in two of our cleared OTC contracts. The complaint also alleged that we infringed and diluted NYMEX’s trademark rights by referring to NYMEX trademarks in certain of our swap contract specifications and that we tortiously interfered with a contract between NYMEX and the data provider that provides us with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and we had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in our favor on all claims, NYMEX is currently appealing the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. Oral arguments for the appeal have been scheduled for November 16, 2006. If NYMEX continues with its appeal, or proceeds with a claim in state court, we intend to vigorously defend these actions. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
MBF Clearing Corp. Antitrust Claims
     On February 2, 2006, MBF Clearing Corp. filed a complaint against us in the U.S. District Court for the Southern District of New York asserting that we have monopoly power in the markets for electronic trading of Brent Crude Oil futures and certain other energy contracts. On March 22, 2006, we filed a motion to dismiss all of MBF Clearing’s claims in the complaint. MBF Clearing filed an amended complaint dropping one state law claim, and making additional allegations that actions taken by us with respect to MBF Clearing were taken with the intention of foreclosing competition from contracts presently traded or to be traded on NYMEX’s electronic trading platform. MBF Clearing, which is a major NYMEX clearing and trading firm and a market maker for certain NYMEX electronic contracts, alleged that we disconnected MBF Clearing’s access to our trading platform and denied MBF Clearing information from ICE Data in breach of a contract with MBF Clearing and in violation of U.S. antitrust laws. MBF Clearing also alleged, among other things, that we had engaged in tortious interference with contract and business advantage. The amended complaint did not specify the amount of damages alleged to have been caused to MBF Clearing but requested that MBF Clearing be awarded treble and punitive damages. On June 5, 2006, we filed a renewed motion to dismiss all of MBF Clearing’s claims and MBF Clearing filed its brief in opposition of our motion to dismiss on July 12, 2006. On September 5, 2006, the parties reached a mutually agreeable business arrangement pursuant to which we granted MBF and certain of its qualified customers access to our OTC markets on the condition that MBF and such customers conduct minimum trading volumes on our platform. In connection with the business arrangement, MBF dismissed its lawsuit against us. No compensation has been paid by us in connection with the dismissal of the lawsuit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 21, 2006, we closed a secondary public offering of 8,804,300 shares of our common stock. Of these shares, 25,000 were newly issued shares sold by us and 8,779,300 were existing shares sold by the selling shareholders, including 804,300 sold pursuant to the exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-135060), which the SEC declared effective on July 17, 2006. Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated served as joint book-running managers, with UBS Securities LLC, William Blair & Company, L.L.C., Sandler O’Neill & Partners, L.P., SG Americas Securities, LLC and Susquehanna Financial Group LLP serving as co-managers.
     The public offering price of our common stock was $56.00 per share, resulting in aggregate proceeds of $493.0 million. Underwriting discounts and commissions were $2.16 per share and $19.0 million in the aggregate. The net proceeds before transaction costs to us were $53.84 per share, or $1.4 million in the aggregate. The net proceeds to the selling shareholders were $53.84 per share, or $472.7 million in the aggregate.
     We used the $1.4 million in net proceeds we raised in the offering to pay $962,000 in expenses associated with the secondary public offering and invested the remaining $383,000 in investment-grade marketable debt securities and municipal bonds pending their use to fund working capital and capital expenditures.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number		Description of Document
2.1		Agreement and Plan of Merger by and among IntercontinentalExchange, Inc., Board of Trade of the City of New York, Inc. and CFC Acquisition Co. dated September 14, 2006 (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4 (Reg. No. 333-138312) filed with the SEC on October 31, 2006).

2.2		First Amendment to Merger Agreement by and among IntercontinentalExchange, Inc., Board of Trade of the City of New York, Inc. and CFC Acquisition Co. dated October 30, 2006 (incorporated by reference to Exhibit 2.2 to our Registration Statement on Form S-4 (Reg. No. 333-138312) filed with the SEC on October 31, 2006).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)
Date: November 6, 2006	By:	/s/ Richard V. Spencer
Richard V. Spencer
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)