Form 10-K
period 2006-12-31
INTERCONTINENTALEXCHANGE INC
filed 2007-02-26
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32671

INTERCONTINENTALEXCHANGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2555670
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,427,453,950. As of February 22, 2007, the number of shares of the registrant’s Common Stock outstanding was 68,847,987 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2006

i

PART I

In this Annual Report on Form 10-K, unless otherwise specified of it the context otherwise requires:

•	“IntercontinentalExchange”, “we”, “us”, “our”, “our company” and “our business” refer to (i) prior to the completion of the merger, IntercontinentalExchange, Inc., a Delaware corporation, and its consolidated subsidiaries and (ii) after the completion of the merger, IntercontinentalExchange, Inc. and its consolidated subsidiaries, including NYBOT.

•	“NYBOT” refers to (i) prior to the merger, the Board of Trade of the City of New York, Inc., a New York member-owned not-for-profit corporation, and (ii) after the merger, the Board of Trade of the City of New York, Inc., a Delaware corporation and a wholly-owned subsidiary of IntercontinentalExchange.

•	“merger” refers to the merger of NYBOT with a subsidiary of IntercontinentalExchange, with such subsidiary surviving the merger as NYBOT, which was completed on January 12, 2007.

•	“ICE Futures” refers to our wholly-owned subsidiary, which, prior to October 25, 2005, operated as the International Petroleum Exchange, or the IPE.

Due to rounding, figures in tables may not sum exactly.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements and other factors that may affect our performance include, but are not limited to:

•	our expectations regarding the business environment in which we operate and trends in our industry, including increasing competition;

•	our ability to keep pace with rapid technological developments;

•	the accuracy of our cost estimates and expectations;

•	the synergies and benefits from the NYBOT merger;

•	our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures, at least through the end of 2008;

•	our ability, on a timely and cost-effective basis, to increase the connectivity to our marketplace, expand our market data business, develop new products and services, and pursue select strategic acquisitions and alliances, all on timely, cost-effective basis;

•	our ability to maintain existing market participants and attract new ones;

•	our ability to protect our intellectual property rights, including the costs associated with such protection, and our ability to operate our business without violating the intellectual property rights of others;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	potential adverse litigation results;

•	our belief that our electronic trade confirmation service could attract new market participants; and

•	our belief in our electronic platform and disaster recovery system technologies, as well as our ability to gain access on a timely basis to comparable products and services if our key technology contracts were terminated.

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

General

We operate the leading electronic global futures and over-the-counter, or OTC, marketplace for trading a broad array of energy products as well as the leading global soft commodities exchange. We are the only marketplace to offer an integrated electronic platform for side-by-side trading of energy products in both futures and OTC markets. Through our electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities contracts. Our electronic platform increases the accessibility and transparency of the global commodities markets in which our customers participate, and enhances the speed and quality of trade execution. We also offer open-outcry trading in NYBOT’s regulated futures and options markets, including soft commodities, foreign exchange and equity and commodity indices. The open architecture of our business model — meaning our ability to offer centralized access to trading in regulated futures markets and in OTC contracts on a cleared or bilateral basis through multiple interfaces, combined with access to clearing — allows our participants to optimize their trading operations.

We conduct our OTC business directly as an Exempt Commercial Market under the Commodity Exchange Act, and we conduct our regulated energy futures business through our wholly-owned subsidiary, ICE Futures. ICE Futures is the largest energy futures exchange outside of North America, as measured by 2006 traded contract volumes. Following the completion of our acquisition of NYBOT on January 12, 2007, we conduct our regulated soft commodities and financial futures and options markets through NYBOT, which owns the New York Clearing Corp., or NYCC, a clearing house. We also offer a variety of market data services for both energy futures and OTC markets through ICE Data, our market data subsidiary.

Our Business

We operate diverse markets that are globally accessible, promote price transparency and offer participants the opportunity to trade a variety of energy and soft agricultural commodities and financial products. Our core products include contracts based on crude and refined oil products, natural gas and power, and emissions, as well as sugar, cotton, coffee, cocoa and orange juice along with foreign exchange and index products. Our derivative and physical products provide participants with a means for managing risks associated with changes in the prices of these commodities, asset allocation, ensuring physical delivery of select commodity products, speculation and arbitrage. The majority of our trading volume is financially, or cash, settled, meaning that settlement is made through cash payments based on the value of the underlying commodity, rather than through physical delivery of the commodity itself.

Regulated futures and options markets offer trading in standardized derivative contracts. OTC markets offer trading in over-the-counter derivative contracts, including contracts that provide for the financial settlement based on the prices of underlying commodities and contracts that provide for the physical delivery of an underlying commodity. All futures and cleared OTC contracts are cleared through a central clearing house. We offer OTC contracts that can be traded on a bilateral basis and certain OTC contracts that can be traded on a cleared basis. Bilateral contracts are settled between counterparties, while cleared contracts are novated to a clearing house, where they are marked to market and margined daily before final settlement at expiration. We do not take proprietary trading positions in derivatives contracts on commodities and other financial instruments in our markets.

We operate our futures and OTC markets for energy commodities exclusively on our electronic platform, and we currently offer NYBOT’s markets on both our electronic platform and through the trading floor based in New York. We believe that electronic trading offers substantial benefits to market participants. In contrast to alternate means of trade execution, market participants executing trades electronically on our platform are able to achieve price improvement and cost efficiencies through greater transparency and firm posted prices, reduce trading errors and reduce the need for market intermediaries. In addition to trade execution, our electronic platform offers a comprehensive suite of trading-related services, including electronic trade confirmation, access to clearing services and risk management functionality. Our trading-related services are designed to support the trading operations of our participants. Through our electronic platform, we facilitate straight-through processing of trades, with the goal of providing seamless integration of front-, back- and mid-office trading activities.

Energy Futures

ICE Futures operates as a Recognized Investment Exchange in the United Kingdom, where it is regulated by the Financial Services Authority. ICE Futures was founded in 1980 as a traditional open-outcry auction market by a group of leading energy and trading companies. Today, ICE Futures operates exclusively as an electronic marketplace. Trades in our energy futures markets may only be executed in the name of exchange members for the members’ own account or their clients’ account. Our members and their customers include many of the world’s largest energy companies and leading financial institutions.

NYBOT Soft Agricultural and Financial Futures

NYBOT, New York’s first futures exchange, is a leading global futures and options exchange for trading in a broad array of “soft” agricultural commodities, including cocoa, coffee, cotton, frozen concentrated orange juice, or FCOJ, and sugar. NYBOT is a U.S.-based exchange, and as such, is regulated by the Commodity Futures Trading Commission. For over a century, NYBOT and its predecessors provided marketplaces that bring together industry representatives, traders and investors to engage in price discovery, price risk transfer and price dissemination for their commodities. NYBOT’s exchange also provides trading in futures and options contracts for a variety of financial products, including its exclusive futures and options contracts based on the U.S. Dollar Index, or USDX. NYBOT operated exclusively as an open-outcry exchange, and provided floor-based trading for all of its agricultural and financial products, until February 2, 2007, at which time NYBOT introduced its core soft commodity contracts for trading on our electronic platform.

NYBOT owns its own clearing house, NYCC, which clears and settles contracts traded on, or subject to, the rules of NYBOT. NYCC is a derivatives clearing organization under the Commodity Exchange Act, or CEA, and is subject to CFTC regulation. In 2005, NYCC implemented the Extensible Clearing System, known as ECS, which is a flexible Internet-based clearing system. ECS has permitted NYCC to provide its clearing members with real-time clearing information and the ability to complete clearing processes more efficiently.

OTC Marketplace

In our OTC business, we operate OTC markets through our globally accessible electronic platform. We offer trading in thousands of OTC contracts, which cover a broad range of energy products and contract types. These products include derivative contracts as well as contracts that provide for physical delivery of the underlying commodity, principally relating to natural gas, power and oil. We are able to offer a wide selection of derivative contracts in our OTC markets due to the availability of various combinations of commodities, product types, “hub” locations and terms or settlement dates for a given contract. Our participants, representing many of the world’s largest energy companies, leading financial institutions and proprietary trading firms, as well as natural gas distribution companies and utilities, use our platform. As of December 31, 2006, we had thousands of active screens at over 1,150 OTC participant firms, and on a typical trading day, over 6,400 individual users connect to our platform. Participants in our OTC markets must qualify as eligible commercial entities under the CEA.

Market Data

ICE Data was established in 2002 to meet the growing demand for objective, transparent and verifiable energy market data. ICE Data compiles and repackages trading data derived from trade activity on our platform into information products that are sold to a wide customer base extending beyond our core trading community.

Our information services cover both the energy futures and OTC markets and include publication of daily indices, access to historical pricing data, view only access to the platform, end of day settlements and pricing data sets as well as a service that involves the validation of participants’ own mark valuations.

Our Competitive Strengths

We have established ourselves as the leading electronic marketplace for integrated trading in global energy futures and OTC commodities. We believe our key strengths include:

•	highly liquid global markets and benchmark contracts;

•	leading electronic commodities trading platform;

•	integrated access to futures and OTC markets;

•	highly scalable, proven technology infrastructure;

•	strong value proposition with in-house clearing capabilities; and

•	transparency and independence.

Highly Liquid Global Markets and Benchmark Contracts

We offer liquid markets in a number of the most actively traded global energy commodities products. We operate the leading market for trading in Brent crude futures, as measured by the volume of contracts traded in 2006. The ICE Brent Crude futures contract that is listed by ICE Futures is a leading benchmark for pricing light, sweet crude oil produced and consumed outside of the United

States. Similarly, the ICE Gas Oil futures contract is a leading benchmark for the pricing of a range of refined oil products outside the United States. We also operate the leading market for trading in cleared OTC Henry Hub natural gas contracts, with 97.0 million contracts traded for the year ended December 31, 2006, compared to 24.2 million cleared OTC Henry Hub natural gas contracts traded by our nearest competitor during the same period. The Henry Hub natural gas market is the most liquid natural gas market in North America. We believe that our introduction of cleared OTC products has enabled us to attract significant liquidity in the OTC markets we operate.

Several of NYBOT’s core products also serve as global benchmarks for managing risk relating to exposure to price movements in the underlying commodities. NYBOT’s Sugar No. 11 futures contract serves as the benchmark for raw sugar, a basic commodity now produced in over 120 countries and consumed by every country in the world. NYBOT’s Coffee “C” and Cotton No. 2 contracts are also recognized as benchmark contracts. These product brands have been synonymous with the two predecessor exchanges that formed the NYBOT — the Coffee, Sugar & Cocoa Exchange and the New York Cotton Exchange. NYBOT believes that its existing liquidity and history and that of its predecessors in trading these core products for over 100 years sets it apart from larger U.S. derivatives exchanges that are not as closely identified with these particular products and has led to the development of strong industry relationships.

The following table shows the number and notional value of commodities futures contracts traded in our energy futures markets. The notional value of contracts represents the aggregate value of the underlying commodities covered by the contracts.

	Year Ended December 31,
	2006		2005		2004
	Number of	Notional	Number of	Notional	Number of	Notional
	Contracts	Value	Contracts	Value	Contracts	Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)

ICE Brent Crude futures	44,346	$2,936.2	30,412	$1,712.5	25,458	$955.3
ICE WTI Crude futures(1)	28,673	1,919.4	—	—	—	—
ICE Gas Oil futures	18,290	1,071.6	10,972	569.1	9,356	318.4

(1)	Trading commenced on February 3, 2006.

The following table shows the number and notional value of OTC commodities contracts traded on our electronic platform in our most significant OTC markets:

	Year Ended December 31,
	2006		2005		2004
	Number of	Notional	Number of	Notional	Number of	Notional
	Contracts	Value	Contracts	Value	Contracts	Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)

North American natural gas	121,047	$2,289.3	55,524	$1,300.4	25,574	$388.2
North American power	6,014	284.7	3,145	165.1	1,683	62.5
Global oil and refined products	3,443	116.3	3,320	101.6	3,580	62.3

Leading Electronic Commodities Trading Platform

Our leading electronic trading platform provides centralized and direct access to trade execution for a variety of energy and soft commodity products. We operate our energy futures and OTC markets exclusively on our electronic platform. Our electronic platform has enabled us to attract significant liquidity from traditional market participants as well as new market entrants seeking the efficiencies and ease of execution offered by electronic trading. We have developed a significant global presence with thousands of active screens at over 1,150 OTC participant firms and over 400 energy futures participant firms as of December 31, 2006.

Integrated Access to Futures and OTC Markets

We believe that our growth has been driven in part by our ability to offer qualified market participants integrated access to futures and OTC markets. Our integrated and electronic business model allows us to respond rapidly to our participants’ needs, changing market conditions and evolving trends in the markets for commodities trading by introducing new products, functionality and increased access for market participants. We believe that our demonstrated ability to develop and launch new products for both the futures and OTC markets provides us with several competitive advantages, including:

•	Multi-Product Trading: We operate a globally accessible electronic trading platform that offers qualified market participants a seamless interface between trading in futures products, options on those futures and a broad range of OTC products. By offering trading in multiple markets and products we provide our participants with maximum flexibility to implement their trading and risk management strategies.

•	Multiple Access Options: Our participants access our electronic marketplace through a variety of means, including through the Internet, proprietary front-end systems, independent software vendors and brokerage firms. Independent software vendors allow market participants to access multiple exchanges through a single interface, which is integrated with the participants’ risk management systems. In addition, NYBOT’s market participants may now also access certain of NYBOT’s previously floor-based markets through our electronic trading platform.

•	Cleared and Bilateral OTC Trading: In March 2002, we were the first marketplace in North America to introduce cleared OTC energy contracts. We believe that the introduction of cleared energy contracts in the OTC markets we operate have attracted new participants to our OTC markets by reducing bilateral credit risk and by improving capital efficiency. Today, qualified OTC participants can trade bilateral and cleared contracts side-by-side on our platform.

Highly Scalable, Proven Technology Infrastructure

Our electronic trading platform provides rapid trade execution and is, we believe, one of the world’s most flexible, efficient and secure systems for commodities trading. We have designed our platform to be highly scalable — meaning that we can expand capacity and add new products and functionality efficiently at relatively low cost and without disruption to our markets. For example, we launched side-by-side trading of NYBOT’s benchmark agricultural commodities on our electronic trading platform on February 2, 2007, just a few weeks after the closing of the merger on January 12, 2007. Electronic trading was offered in NYBOT’s physical contracts for Sugar No. 11 (SB), Sugar No. 14 (SE), Cotton No. 2 (CT), Coffee “C”® (KC), Cocoa (CC), and Frozen Concentrated Orange Juice (OJ). Our platform can also be adapted and leveraged for use in other markets, as demonstrated by the decision of the Chicago Climate Exchange to operate its emissions-trading market on our platform. We believe that our commitment to investing in technology to enhance our platform will continue to contribute to the growth and development of our business.

Strong Value Proposition with In-house Clearing Capabilities

We believe that, by using our electronic platform, market participants benefit from price transparency and can achieve price improvement over alternate means of trading. Electronic trade execution offers time and cost efficiencies by providing firm posted prices and reducing trade-processing errors and back office overhead, and allows us to accelerate the introduction of new products on our platform. The combination of electronic trade execution across different and unique commodity markets and integrated trading and market data services facilitates automation by our participants of all phases of trade execution and processing from front-office to back-office, and ranging from trading and risk management to trade settlement. In addition, in our futures business, eligible participants who become members may trade directly in our markets by paying a maximum annual membership fee of approximately $12,000 per year. In contrast, participants on many other exchanges are required to purchase a “seat” on the exchange before they are eligible to trade directly on or gain membership in the exchange, the cost of which is substantial.

We own a clearing house, NYCC, which currently clears and settles contracts traded on, or subject to, the rules of NYBOT. NYCC is a key part of NYBOT’s identity as a reliable and secure marketplace for global transactions. With a recognized and highly respected clearing operation, we believe that NYCC’s assurance of performance to its clearing members substantially reduces counterparty risk and is a major attraction to its markets.

Transparency and Independence

We offer market participants price transparency — meaning a complete view of the depth and liquidity of our markets — through our electronic platform. This is in contrast to the traditional open-outcry exchanges and voice-brokered markets. All orders placed on our platform are executed in the order in which they are received, ensuring that all participants have equal execution priority. In addition, we believe our transparent electronic markets assist regulators through increased market visibility and through the generation and maintenance by our system of complete and confidential records of all transactions executed in our markets.

Our Products and Services

We seek to provide our participants with centralized and direct access to the futures and OTC markets for price discovery and electronic trade execution, as well as access to services that support their trading activities. The primary services we provide are electronic price discovery, trade execution and trade processing. We also offer a broad range of market data services for the futures and OTC markets.

Regulated Energy Futures and Options Markets

We offer trading in energy futures contracts and options on those contracts through our regulated subsidiary, ICE Futures. These include the ICE Brent Crude futures contract, the ICE WTI Crude futures contract, the ICE Gas Oil futures contract, the ICE UK Natural Gas futures contract, the ICE UK Electricity futures contract, the ICE Unleaded Gasoline Blendstock (RBOB) futures contract, the ICE Heating Oil futures contract and options based on the ICE Brent Crude and ICE Gas Oil futures contracts. The ICE Brent Crude futures contract is based on forward delivery of the Brent light, sweet grade of crude oil and is a leading benchmark used to price a range of traded oil products. The ICE Gas Oil futures contract is a European heating oil contract and serves as a significant pricing benchmark for refined oil products particularly in Europe, Asia and the Middle East.

Our energy futures markets are highly regulated. As a Recognized Investment Exchange, ICE Futures is responsible for carrying out certain regulatory and surveillance functions. ICE Futures has its own regulatory, compliance and market supervision functions, as well as a framework for disciplining market participants who do not comply with exchange rules. Any information that ICE Futures obtains in its regulatory capacity is confidential and accessible only by a select group within ICE Futures.

We offer trading in each of our energy futures products exclusively in our electronic markets. We provide access to trading our ICE Brent Crude and ICE Gas Oil futures contracts and related options continuously for 22 hours (from 12:00 a.m. to 10:00 p.m.) on Mondays, and then for 21 hours (from 1:00 a.m. to 10:00 p.m.) Tuesday through Friday (GMT). In our other energy futures contracts and related options and in our emissions futures contracts, we provide electronic market access for 10 hours on business days (from 7:00 a.m. to 5:00 p.m.), Monday through Friday (GMT).

Electronic trading of our energy futures products is available to members and their customers. ICE Futures members may access our trading platform directly via the Internet, through private telecommunication lines, through an independent software vendor or through a member’s own front-end system. Customers of our members may obtain order-routing access to our markets through members. Once trades are executed on our platform, they are matched and forwarded to a trade registration system that routes them to LCH.Clearnet, our third party clearing services provider, for clearing and settlement. We have contracted with LCH.Clearnet to provide clearing services to us for all futures contracted traded in our energy markets. Electronic trading allows some participants who might traditionally have transmitted orders by telephone to a broker to execute their orders electronically. However, participants may also continue to use the services of a broker.

We have taken a number of steps to increase the accessibility and connectivity of our electronic platform, including opening our electronic platform to independent software vendors and allowing members to develop their own conformed front-end systems. Our participants can currently access our platform using 15 independent software vendors. We do not depend on the services of any one independent software vendor for access to a significant portion of our participant base.

We also have made a number of enhancements to our electronic platform to facilitate trading in futures contracts. Those enhancements include implied spread functionality, which allows certain bids and offers to imply prices from one contract month to another, the use of formula-based spreadsheet tools and the development of administrative and monitoring tools for use by our staff.

Regulated NYBOT Futures and Options Markets

Agricultural Products

NYBOT is a leading world market for the trading of coffee, sugar, cotton, orange juice and cocoa futures and options. NYBOT has offered trading in traditional agricultural commodities for over 100 years and has maintained a strong franchise in these products. NYBOT currently offers futures contracts on cocoa, coffee, cotton, FCOJ, not from concentrate orange juice, or NFC orange juice, wood pulp, ethanol and sugar, as well as options on those contracts. NYBOT’s markets are designed to provide effective pricing and hedging tools to industry users worldwide as well as strategic opportunities for individual and institutional investors. The prices for many of these agricultural contracts serve as a global benchmark for the physical commodity markets, including Sugar No. 11 (world raw sugar), Coffee “C” (arabica coffee) and Cotton No. 2 (cotton). FCOJ was added to NYBOT’s core commodity marketplace in 1966.

In 1982, NYBOT launched the first exchange-traded option on a futures contract in the U.S. when it introduced options on Sugar No. 11 futures. Options on the other traditional agricultural futures were added in the mid-1980s. Sugar has recently been used to produce ethanol, a fuel additive, which has contributed to greater volatility in sugar prices and an increased use of sugar futures and options for risk management.

Through its close cooperation with these agricultural industries, NYBOT markets have contributed to the development of innovative and internationally recognized futures and options contracts that reflect the basic needs of the underlying commodity industry. NYBOT’s contract committees, in conjunction with industry representatives, continuously review these contracts and trading practices to adjust specifications and procedures to introduce new contracts when cash market conditions warrant change.

Agricultural products have historically accounted for most of NYBOT’s trading volume. In 2006, agricultural products represented approximately 89.4% of the total number of contracts traded in NYBOT’s markets. In 2006, the number of sugar contracts traded achieved record levels.

Financial Products

NYBOT offers financial products in the currency markets, equity index and commodity index markets. In 2006, contracts traded in NYBOT’s financial product markets represented 8.3% of the total number of contracts traded in NYBOT’s futures and options markets in 2006.

FINEX, NYBOT’s currency futures and options division, introduced its currency markets with the launch of the USDX futures contract in 1985. The USDX serves as a recognized barometer of the value of the U.S. Dollar. Since that time, NYBOT has expanded its currency products by adding currency cross-rate contracts in 1994 and opening a second trading floor in Dublin. In 1998, FINEX introduced a series of products based on the Euro and a new Euro-based contract.

Through FINEX, NYBOT offers specialized management tools such as financial cross-rate contracts to complement its global agricultural markets. FINEX provides futures and options markets for a variety of currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other useful cross-rates as well as its original contract based on the USDX. By identifying interbank market signals and customer needs, FINEX has created currency contracts and defined trading procedures that serve the business goals of the institutional financial manager.

In 1982, the NYFE, then a wholly-owned subsidiary of the New York Stock Exchange, Inc., began trading futures contracts based on the NYSE Composite Index. In 1986, NYFE introduced a futures contract based on the world’s leading indicator of commodity prices at that time — the Commodity Research Bureau Futures Price Index. NYFE was acquired by a predecessor exchange of NYBOT in 1994 and the contracts were subsequently listed on NYBOT. Since that time, NYBOT has introduced futures and options contracts on the Russell Indices of U.S. equities, beginning with the Russell 1000 Index in 1999, followed by the Russell 2000 and the Russell 3000 along with the value and the growth components of these indices.

Trade Execution

NYBOT currently provides trade execution through two open-outcry, physical trading floors and, for its soft commodities, electronically through our trading platform. We plan to offer additional side-by-side trading for more NYBOT products in the future. One physical trading floor is located in lower Manhattan for trading in all of NYBOT’s markets and the second trading floor is located in Dublin, Ireland for trading in NYBOT’s currency markets. NYBOT’s open-outcry trading venues provide a reliable and secure marketplace for price discovery for a core group of soft commodities and a range of financial products. The open-outcry trading venue provides markets for NYBOT’s products by facilitating the public auction of orders in trading pits — a centralized meeting place for NYBOT members who are either floor traders or floor brokers to trade NYBOT’s products either on their own behalf or on behalf of customers. Orders by market participants not physically located on the trading floor are communicated to floor brokers either telephonically or, increasingly, through NYBOT’s electronic order routing system. The trading floor in New York, which covers approximately 12,000 square feet, has booths surrounding the trading pits from which member firm personnel can communicate with customers regarding current market activity and prices and receive orders either electronically or by telephone. In addition, NYBOT’s trading floor displays current market information and news.

NYBOT has a strong community of local traders in its markets, who contribute to liquidity of NYBOT’s markets by accepting price risk and making markets. NYBOT also relies on its traders for specialized product knowledge, such as sophisticated options traders who can structure and price complex options strategies for market users, and for the provision of customized client services based on the unique characteristics of its contract markets. NYBOT has developed and implemented technology to automate many aspects of the open-outcry trading process to increase operational efficiencies and improve risk management. These support features include electronic order routing and order book management, hand-held units for trade and price reporting, telecommunications and web access to multiple information sources.

Clearing Services

NYBOT owns its own clearing house, NYCC, which clears and settles contracts traded on or subject to the rules of NYBOT. In 2005, NYCC implemented the Extensible Clearing System, known as ECS, which is a flexible Internet-based clearing system. ECS has permitted NYCC to provide its clearing members with real-time clearing information and the ability to complete clearing processes more efficiently. Since its introduction, end-of-day processing time has been reduced by over 50%.

Market Data Services

NYBOT’s markets generate information regarding the prices of its products and the trading activity in those markets, including bids, offers, trades and other key price information. NYBOT sells this information to vendors who redistribute the data to persons or entities that use NYBOT’s markets or who monitor general economic conditions and commodity prices. Such end users include financial information providers, futures commission merchants, banks, broker-dealers, public and private pension funds, investment companies, mutual funds, insurance companies, hedge funds, commodity pools, individual investors and other financial services companies or organizations. As of December 31, 2006, NYBOT’s market data was displayed on over 31,000 data screens worldwide and revenues from NYBOT’s market data represented 20.6% of its total consolidated revenues in 2006.

Global OTC Marketplace

Our electronic platform offers real-time access to, and transparency of, the liquidity in our global OTC energy markets — meaning the complete range of bids, offers and volumes posted on our electronic platform. Our platform displays a live ticker for all contracts traded in our OTC markets and provides information relating to each trade, such as the cumulative weighted average price and transacted volumes by contract. We offer fast, secure and anonymous trade execution services, which we believe generally are offered at a lower cost compared to traditional means of execution.

Our electronic platform provides trade execution on the basis of extensive, real-time price data where trades are processed accurately, rapidly and at minimal cost. We have designed our electronic platform to ensure the secure, high-speed flow of data from trading desks through the various stages of trade processing. Qualified participants executing in our markets benefit from straight-through processing whereby trades are automatically confirmed and routed to back office departments and risk management systems. We believe that the broad availability of real-time OTC energy market access and data, together with the availability of cleared OTC contracts at the same price as bilateral products, has allowed us to achieve a critical mass of liquidity in our OTC markets. The following diagram illustrates the processing of an OTC trade from order entry to recording in a company’s risk management system. This process, depicted below, typically occurs within a matter of seconds.

OTC Products Overview

We offer market participants a wide selection of derivative contracts, as well as contracts for physical delivery of energy commodities, to satisfy their trading objectives. We offer trading in 990 unique contracts as a result of the availability of various combinations of products, locations and strips — meaning the duration or settlement date of the contract. Excluding the strip element, over 17,500 unique contracts based on products and hub locations were traded in our OTC market in 2006. A substantial portion of the trading volume in our OTC markets relates to approximately 20-25 highly liquid contracts in natural gas, power and oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts, with decreasing liquidity for longer-dated contracts.

We characterize the range of instruments that participants may trade in our markets by reference to type of commodity (such as global oil, North American power, North American gas, etc.), products (such as forwards and swaps, differentials and spreads, and OTC options) and contracts (meaning products specified by delivery dates).

The following table indicates the number of unique commodities, products and contracts traded in our OTC business for the periods presented (precious metals and European physical gas did not trade during the year ended December 31, 2006):

	Year Ended December 31,
	2006	2005	2004

Commodities markets traded	7	9	9

Products traded	990	843	742

Contracts traded	17,540	15,264	13,654

Cleared OTC Contracts

We developed the concept of cleared OTC energy contracts, which provide participants with access to centralized clearing and settlement arrangements through LCH.Clearnet. As of December 31, 2006, we listed 38 cleared natural gas contracts, 35 cleared power contracts and 10 cleared oil contracts, all of which are financially settled. Transaction fees derived from trade execution in cleared OTC contracts were $121.2 million for the year ended December 31, 2006 and represented 71.8% of our total OTC revenues during the year ended December 31, 2006, net of intersegment fees.

The introduction of cleared OTC contracts has reduced bilateral credit risk and the amount of capital our participants are required to post on each OTC trade, as well as the resources required to enter into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. In addition, the availability of clearing through LCH.Clearnet for both OTC and futures contracts traded in our markets enables our participants to cross-margin their futures and OTC positions — meaning that a participant’s position in its futures or OTC trades can be offset against each other, thereby reducing the total amount of capital the participant must deposit with the futures commission merchant clearing member of LCH.Clearnet. LCH.Clearnet, like other clearing houses, provides direct clearing services only to its members. In order to clear transactions executed on our platform, a participant must therefore either be a member of LCH.Clearnet itself, or have an account relationship with a futures commission merchant that is a member of LCH.Clearnet. Futures commission merchants clear transactions for participants in substantially the same way they clear futures transactions for customers. Specifically, each futures commission merchant acts as the conduit for payments required to be made by participants to the clearing house, and for payments due to participants from the clearing house.

OTC contracts are available for trading on the same screen and are traded in the same price stream, and are charged the same commission rate, as bilaterally traded contracts. In a cleared OTC transaction, LCH.Clearnet acts as the counterparty for each side to the trade, thereby reducing counterparty credit risk in the traditional principal-to-principal OTC markets. However, participants to cleared trades also pay a clearing fee directly to LCH.Clearnet and to a futures commission merchant. There are currently over 40 futures commission merchants clearing transactions for over 2,400 active connections in our cleared OTC markets. Participants have the option to trade on a bilateral basis with the counterparty to avoid paying fees to LCH.Clearnet and a futures commission merchant subject to the availability of bilateral credit with the counterparty. While we derive no revenue directly from providing access to these clearing services, we believe the availability of clearing services and attendant improved capital efficiency has attracted new participants to the markets for energy commodities trading.

We extended the availability of our cleared OTC contracts to voice brokers in our industry through our block trading facility. Block trades are those trades executed in the voice broker market, typically over the telephone, and then transmitted to us electronically for clearing. We charge participants 50% of our standard commission fee for block trades. We believe that our block trading facility is a valuable part of our cleared business as it serves to expand our open interest. As of December 31, 2006, open interest in our cleared OTC contracts was 4.6 million contracts in North American natural gas and power, and global oil, as compared to 1.4 million contracts as of December 31, 2005. Open interest refers to the total number of contracts that are currently open, in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment.

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

Electronic Trade Confirmation Services

Our electronic trade confirmation system offers market participants a reliable, low-cost automated alternative to manual trade verification and confirmation. When trading on a traditional exchange or through OTC voice brokers, market participants typically manually prepare and exchange paper confirmations evidencing a trade following execution in order to create a legal record of the trade.

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

OTC Risk Management Functionality

Trades in the OTC commodities markets historically have been executed as bilateral contracts in which each counterparty bears the credit and/or delivery risk of the other. Our electronic platform allows participants to pre-approve trading counterparties and establish parameters for trading with each counterparty, thereby enforcing internal risk management policies. Participants may set firm-wide limits on tenor (duration) and the total daily value of trades that its traders may conduct with a particular counterparty, in a particular market.

Market Data Services

Through ICE Data, we generate market information and indices based primarily upon auditable transaction data derived from actual bid and offer postings and trades executed in our markets. Therefore, this information is not affected by subjective estimation or selective polling, the methodologies that currently prevail in the OTC markets. Each trading day, we deliver proprietary energy market data directly from our OTC market to the desktops of thousands of market participants.

ICE Data publishes ICE daily indices for our spot natural gas and power markets with respect to over 90 of the most active gas hubs and over 20 of the most active power hubs in North America. In 2005, ICE Data was recognized by the Federal Energy Regulatory Commission as the only publisher of natural gas and power indices to fully comply with all of the natural gas and power index publishing standards identified in its Policy Statement on Price Indices. ICE Data transmits our daily indices via e-mail to approximately 10,000 energy industry participants on a complimentary basis each trading day. In the future, we may begin charging recipients for what we believe is increasingly valuable data. In addition, we provide our energy futures data in real-time to data distributors (commonly called quote vendors, or QVs). These companies such as Bloomberg or Reuters then package this data into real-time, tick, intra-day, delayed, end of day and historical data packages. The real-time packages are accessed on a subscription basis and the appropriate “exchange fee” is paid for each user/screen taking ICE Futures data.

The OTC ICE Data end of day report is a comprehensive electronic summary of trading activity in our OTC markets. The report features indicative price statistics, such as last price, high price, low price, total volume, volume-weighted average price, best bid, best offer, closing bid and closing offer, for all natural gas and power contracts that are traded or quoted on our platform. The end of day report also provides a summary of every transaction, which includes the price, the time stamp and an indication of whether a bid was hit or an offer was lifted. Through ICE Futures’ end of day reports customers can subscribe to receive snapshot end of day and historical futures prices. This information provides a broad view of market activity on our platform. This information is sold as various subscription based products.

ICE Futures indices are provided at no charge. Indices are used by a wide variety of industry participants and include indices for Brent crude, WTI crude, gas oil, natural gas, UK electricity and emissions. Also, for both our energy futures and OTC markets, we offer view only access to market participants who are not active traders, but who still desire access to real-time prices of physical and financial energy derivative contracts.

ICE Data market price validation, or MPV, service provides independent, consensus forward curve and option values for long-dated global energy contracts on a monthly basis. On the last business day of each month, MPV service participant companies, representing the world’s largest energy and commodities trading entities, submit their month-end forward curve and option prices for over 200 global energy and commodity contracts. MPV service participants use these consensus values to validate internal forward curves, mark-to-market their month-end portfolios and establish profit and loss valuations in accordance with FASB and IAS recommendations concerning the treatment and valuation of energy derivative contracts.

Our Participant Base

Energy Futures Business Participant Base

Participants currently trade in our energy futures markets, either directly as members or through an ICE Futures member. The participant base in our energy futures business is globally dispersed, although we believe a significant proportion of our participants are concentrated in major financial centers in North America, the United Kingdom, Continental Europe and Asia. We have obtained regulatory clearance or received legal advice confirming that there is no legal or regulatory impediment for the location of screens for electronic trading in our energy futures markets in 45 jurisdictions, including the United States, Singapore, Japan and most of the member countries of the European Union. Like our OTC participant base, our participant base in our energy futures business has grown significantly since we acquired ICE Futures in 2001. Memberships in our energy futures markets increased by 35.1% to 127 members for the year ended December 31, 2006 in response to the addition of exclusive electronic trading hours and demand for an electronically-traded crude oil benchmark, our ICE Brent Crude futures contract.

The five most active clearing members of ICE Futures, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 51.0%, 45.6% and 44.4% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues from one member, Man Financial Limited, accounted for 15.4%, 13.3% and 14.7% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2006, 2005 and 2004, respectively. As a broker, a substantial part of Man Financial Limited’s trading activity typically represents trades executed on behalf of its clients, rather than for its own account. Revenues from another member accounted for 12.1% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2006.

Trades in our energy futures markets may only be executed in the name of an ICE Futures member for its own or others’ accounts. In order to become an ICE Futures member, an applicant must complete an application form, undergo a due diligence review and execute an agreement stating that it agrees to be bound by ICE Futures regulations.

All energy futures trades executed on our electronic platform are overseen by or attributable to “responsible individuals.” Each electronic member may register one or more responsible individuals, who are responsible for trading activities of both the member and its customers, and who are accountable to ICE Futures for the conduct of trades executed in the member’s name. As of December 31, 2006, there were over 1,700 responsible individuals registered in our energy futures market.

NYBOT Trading Members and Customers

NYBOT’s trading members include representatives from segments of the underlying industries served by NYBOT markets, including, among others, the citrus, cocoa, coffee, cotton and sugar industries. Trading rights are also held by futures commission merchants, floor brokers and floor traders.

A trading membership in NYBOT enables the holder to trade any of the exchange’s futures and options contracts. NYBOT also issues trading permits that allow the holder to trade a specified category of products, such as options or financial contracts. To gain membership status, a person must be approved by the membership committee. All floor brokers and floor traders must be appropriately registered under CFTC regulations and must be guaranteed by a member of NYCC.

Traders in NYBOT’s markets include hedgers and investors. Hedgers, which are commercial firms that trade futures and options to reduce their price risk exposure in the cash market, protect their profit margins and assist in business planning. Several large multinational corporations are member firms of NYBOT and use NYBOT’s markets regularly. Investors, who seek to profit from fluctuating prices, typically place an order through commodities brokerage firms known as futures commission merchants, or FCMs, or through introducing brokers, who have clearing relationships with FCMs. Investors also participate in the markets by pooling their funds with other investors in collective investment vehicles known as commodity pools, which are managed by commodity pool operators and commodity trading advisors. The CFTC requires commodity professionals to be registered by the National Futures Association — a

CFTC-designated futures association that is charged with enforcing ethical, financial and customer protection standards in the futures industry.

Hedgers and investors are joined in the markets by floor traders, known as locals, who trade for their own accounts and by floor brokers who may execute customer orders and trades for their own accounts. These traders and brokers add liquidity to the market.

OTC Business Participant Base

Our global OTC markets are principals-only markets, designed for professional traders or other commercial market participants. Stringent requirements apply to participants, which include some of the world’s largest energy companies, financial institutions and other active contributors to trading volume in global commodities markets. They include oil and gas producers and refiners, power stations and utilities, chemical companies, transportation companies, banks, funds and other energy industry participants. Our participant base is global in breadth, with traders located in 22 countries. The five most active trading participants together accounted for 23.3%, 24.4% and 22.9% of our OTC business revenues, net of intersegment fees, during the years ended December 31, 2006, 2005 and 2004, respectively. No participant accounted for more than 10% of our OTC business revenues for the years ended December 31, 2006, 2005 or 2004.

Trading in our OTC markets is available to a participant that qualifies as an eligible commercial entity, as defined by the CEA and rules promulgated by the CFTC. Eligible commercial entities must satisfy certain asset-holding and other criteria and include entities that, in connection with their business, incur risks relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as financial institutions that provide risk management or hedging services to those entities. In January 2003, we received approval from the CFTC that allows registered traders and locals with floor or electronic trading privileges on any regulated U.S. futures exchange to qualify as eligible commercial entities and therefore to execute OTC transactions on our platform for their own account. We also received approval in October 2004 from the CFTC permitting ICE Futures’ registered brokers and local traders to transact in the OTC markets for their own accounts. This has allowed ICE Futures members and traders access to both the energy futures markets and the OTC markets on one screen.

We require each qualified participant to execute a participant agreement, which governs the terms and conditions of its relationship with each participant and grants the participant a non-exclusive, non-transferable, revocable license to access our platform. While we generally establish the same contractual terms for all of its users, in connection with its entry into new commodities markets, we have from time to time agreed to minor modifications to the terms of its participant agreement for trading in new products. We expect that any future services that we may introduce will also be covered by our participant agreement, as we generally have a unilateral right to amend our terms with advance notice. As the OTC markets mature and conventions change, our participant agreement provides us with considerable flexibility to manage our relationship with our participants on an ongoing basis.

Market Data Participant Base

Our market data revenues are derived from a diverse customer base including the world’s largest energy companies, leading financial institutions, proprietary trading firms, natural gas distribution companies and utilities, hedge funds and private investors. From an OTC perspective, a large proportion of our market data revenues are derived from sales of market data to companies executing trades on our platform. We also continue to see an increasingly diverse and expanding list of non-participant companies purchasing our data. The primary customer base for our energy futures market data revenues are the market data redistributors themselves such as Bloomberg, CQG, Interactive Data Corporation or Reuters who redistribute our real-time pricing data and remit to us a real-time exchange fee based on the users access to our data. For both OTC and futures energy market data, end users include individual speculators, corporate traders, risk managers, consultants and analysts.

Product Development

We leverage both our technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process that is part of the daily operation of our business. We are continually developing, evaluating and testing new products for introduction in our futures and OTC businesses. Our goal is to create innovative solutions in anticipation of, or in response to, changing conditions in the markets for commodities trading to better serve our expanding participant base. We also seek to leverage our existing product base by developing new applications for their use. Substantially all of our product development relates to new contracts for trading in our markets. We generally are able to develop and launch new bilateral contracts for trading within a number of weeks. Because all cleared contracts traded in our markets are cleared and settled through a clearing house, we are required to collaborate with the clearing house with respect to a number of aspects of the development process. As a result, the investment of time and resources required to develop cleared products is greater than for bilateral contracts. In addition, new contracts in our futures markets must be reviewed and approved as needed by the Financial Services Authority, the CFTC, or possibly other foreign regulators. We do not incur separate, identifiable material costs in association with the development of new products — such costs are embedded in its normal costs of operation.

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

In support of our product development goals, we rely on the input of our product development, clearing, technology and sales teams, who we believe are positioned to discern and anticipate our participants’ needs. In April 2005, we introduced trading in futures contracts linked to E.U. Emissions Allowances issued under the European Union’s mandatory Emissions Trading Scheme. These contracts are offered in our energy futures markets in conjunction with the European Climate Exchange, a subsidiary of the Chicago Climate Exchange. Also, in February 2006, we launched the ICE WTI Crude futures contract. The addition of WTI crude futures to ICE Futures’ suite of energy futures and options brings the world’s two most significant crude oil benchmarks together on our platform. WTI is the leading benchmark for crude prices in the United States, and Brent is the leading benchmark for pricing crude and refined products produced and consumed outside of the United States. We have also introduced over 50 new cleared OTC contracts in 2006.

Technology

Technology is a key component of our business strategy, and one we regard as crucial to our success. Our operation of electronic trading facilities for both futures and OTC markets has influenced the design and implementation of the technologies that support our operations. As of December 31, 2006, we employed a team of 79 experienced technology specialists, including project managers, system architects, software developers, performance engineers, systems and quality analysts, database administrators and website designers. We have established a track record of operating a successful electronic trading platform by developing and integrating multiple, evolving technologies that support substantial trading volume. The integrated suite of technologies that we employ has been designed to support a significant expansion of our current business and provide us with the ability to leverage our technology base into new markets and to develop new products and services rapidly and reliably.

As trading activity has increased, we have continued to improve matching engine performance and to add functionality as appropriate as we make available to our participants trading in new markets and product types. We have adopted a modular approach to technology development and have engineered an integrated set of solutions that support multiple specialized markets. Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our participants. Our electronic platform is accessible from anywhere in the world via the Internet. We also develop and operate other software components used to support mid and back office services such as clearing, market data and electronic confirmations. Our clearing infrastructure is designed to be easily extendable to support integration with additional clearing interfaces. We currently support clearing integration to LCH.Clearnet, as well as to The Clearing Corporation and NYCC for the purposes of clearing and settling the markets as part of our provision of services to the Chicago Climate Exchange as well as to the NYBOT.

Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. Our electronic platform was designed from the outset to be highly scalable, enabling us to meet anticipated user growth as demand increases. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. We continually monitor and upgrade our capacity requirements and have configured our systems to handle approximately twice our peak transactions in our highest volume products.

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

Distribution

The accessibility of our platform through the Internet differentiates our markets and serves to attract liquidity and trading volume to our markets. As of December 31, 2006, we had thousands of active connections to our platform at over 1,150 OTC participant firms and over 400 futures participant firms. Of these active connections, over 6,400 are used during peak trading hours. Most of our participants access our electronic platform through the Internet. Over the past two years, as part of our efforts to provide additional access choices to participants, we implemented a program to connect conforming independent software vendors to our platform. As a result, we now have the potential to attract thousands of additional participants to trade in our markets through these independent software vendors. Typically, each independent software vendor represents a single connection to our platform, though numerous participants may access our markets through each independent software vendor. Our electronic platform is highly scalable and additional capacity can be increased by adding additional hardware.

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

Electronic Trade Matching

Order matching constitutes the core of our electronic platform. Our platform supports functionality for trading in bilateral OTC, cleared OTC and futures and options contracts. Our core functionality is available on a single platform for all of the products that we offer electronically, rendering it highly flexible and relatively easy to maintain. As a result, enhancements made for one product are also easily made for other products. Our order matching functionality is designed based on a combination of internal and external software and technology. Large scale enterprise servers provide the processing capacity for the matching engine, which captures price requests by our participants and matches trades instantaneously based on the order and price at which trades were entered.

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

We use a multi-tiered firewall scheme to control access to our network. We have also incorporated several protective features into our electronic platform at the application layers to ensure the integrity of participant data and connectivity. For example, we use access control profiles to prevent a given participant from accessing data affiliated with another participant. We also are able to restrict the functions that a particular user can perform with any company data within a given application. Our electronic platform monitors the connection with each user connected to our platform. If a connection to a particular participant can no longer be detected, certain outstanding orders entered by that participant are automatically withdrawn and held. Users have the option to allow orders to remain in the market after logging out or disconnecting from our platform. In addition, even though our electronic platform is globally accessible over the Internet, it is able to restrict platform access to designated IP addresses, if so desired by a participant.

We use a remote data center to provide a point of redundancy for its trading technology. Our back-up facility fully replicates our primary data center and is designed to ensure the uninterrupted operation of our electronic platform’s functionality in the face of external threats, unforeseen disasters or internal failures. In the event of an emergency, participants connecting to our electronic platform would be rerouted automatically to the back-up facility. Our primary data center continuously collects and saves all trade information and periodically transmits it to our back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage. In the event that we were required to complete a changeover to our back-up disaster facility, we anticipate that our platform would experience less than six hours of down time.

Support Services

All of our participants have access via e-mail and telephone to our specialized help desk, which provides support with respect to general technical, business and administrative questions, and is staffed 24 hours a day from Sunday at 6:00 p.m. Eastern Time until Friday at 6:00 p.m. Eastern Time. At all other times, support personnel are available to assist our participants via mobile phone and e-mail. We utilize a third-party customer relationship management software to assist support staff in tracing inbound calls and e-mails to centralize issue reporting and resolution tracking. Each week a summary of reported issues is compiled and sent to operations management for review. In addition, our participants may access training materials and user guides which are available on our website.

Technology Partners, Vendors and Suppliers

We maintain relationships with a range of technology partners, vendors and suppliers in respect of clearing services, software licensing, hosting facilities and electronic trade routing.

If any of our contracts with our key technology partners, vendors or suppliers were terminated, we believe that we would be able to gain access on a timely basis to products and services of comparable quality, on comparable terms.

NYBOT Technology

While NYBOT is known as a traditional, floor-based commodity exchange, it has introduced technological solutions, including the development of eCOPS, TIPS (trade input processing system), NYBOT RouteOne (electronic order routing), OBMS (order book management system) and a state-of-the-art floor trading environment.

The technology systems supporting NYBOT’s operations can be divided into three major categories:

•	Physical Commodity Management: Technologies that support market participants in the handling of the actual commodity.

•	Front-end functionality: Technologies that provide a graphical user interface for order entries and accessibility to sources of market information.

•	Order management: Technologies that manage the order processing from order entry to execution and confirmation.

Internally Developed Software

We are focused on the further development of our internal software in the following areas:

•	enhancement of our existing platform to increase connectivity, functionality and performance in support of our plan to increase trading volumes in our markets and for the development of new products;

•	development of functional enhancements and performance improvements to our electronic trade confirmation service; and

•	development of technology infrastructure to support the emerging data sales component of our OTC business.

Competition

The markets in which we operate are highly competitive and we expect competition to intensify in the future. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including electronic platforms, traditional exchanges and voice brokers. Prior to the passage of the Commodity Futures Modernization Act of 2000, or the “CFMA,” futures trading was generally required to take place on, or subject to the rules of, a federally designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The CFMA and other changing market dynamics have led to increasing competition from a number of different domestic and international sources of varied size, business objectives and resources.

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

We believe that we compete favorably with respect to these factors, and that our deep, liquid markets; breadth of product offerings; rate and quality of new product development; and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to develop new and innovative products; enhance our technology infrastructure, including our reliability and functionality; and maintain liquidity and low transaction costs.

Our Principal Competitors

Currently, our principal competitors include exchanges such as the New York Mercantile Exchange, or NYMEX, the Chicago Mercantile Exchange, or CME, and London International Financial Futures and Options Exchange, or LIFFE, which is now part of Euronext. In April 2006, NYMEX and CME announced that they had entered into a definitive technology services agreement under which CME, through CME Globex, is the exclusive electronic trading services provider for NYMEX’s energy futures and options contracts. Recently, the volume of NYMEX energy futures contracts traded through Globex has surpassed the volume of NYMEX energy futures contracts traded on its open-outcry market. Among its primary products, NYMEX offers trading in a WTI light sweet crude oil futures contract and a Henry Hub natural gas futures contract. In addition, we currently compete with:

•	voice brokers active in the commodities markets;

•	other electronic trading energy platforms; and

•	market data vendors.

Competition in Our Energy Futures Business

In our energy futures business, we currently compete with global exchanges such as NYMEX, CME and the Tokyo Commodity Exchange, or TOCOM, and European natural gas and power exchanges such as the European Energy Exchange (EEX). There are also several exchanges that may, in the future, offer trading in contracts that compete with us. In addition, the recent consolidation of, and development of alliances between, European exchanges and clearing houses has resulted in increasingly large and well-capitalized trading services providers.

Competition in Our NYBOT Futures Business

NYBOT faces competition from traditional exchanges as well as from new entrants to the derivatives exchange sector. According to publicly available data, NYBOT is currently the fourth largest derivatives exchange in the U.S. The CME, the largest derivatives exchange in the United States, competes with NYBOT in its financial products markets (currency and index contracts). In December 2006, NYMEX listed cash-settled versions of NYBOT’s physically delivered agricultural contracts, initiating competition with NYBOT for the first time. The Chicago Board of Trade, or CBOT, while historically not a competitor, has recently launched a corn-based, ethanol contract that competes with NYBOT’s world ethanol contract. On October 16, 2006, the CME and CBOT announced that they have signed a definitive agreement to merge the two organizations to create the most extensive and diverse global derivatives exchange. NYBOT expects that competition will intensify as a result of this combination.

NYBOT also faces competition abroad from LIFFE. Currently, NYBOT only competes directly with LIFFE in the cocoa market, although LIFFE has announced an intention to introduce trading in a raw sugar contract that would compete with NYBOT’s Sugar No. 11 contract. LIFFE lists its own robusta coffee contract, which may lead to the introduction by LIFFE of contracts that compete with NYBOT’s Coffee “C” Arabica contract.

NYBOT also experiences increasing competition coming from regional exchanges such as the Tokyo Grain Exchange and the Brazilian Mercantile and Futures Exchange. At any time, a regional exchange in an emerging market country, such as India and China, or a producer country could attract enough activity from outside its borders to threaten NYBOT’s status as the benchmark pricing market for that commodity.

In addition to competition from derivates exchanges that offer comparable products, NYBOT also faces competition from other exchanges, electronic trading systems, futures commission merchants and technology firms.

Competition in Our OTC Business

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

Competition in Our Market Data Business

Competition in the market data sector can be differentiated primarily between the energy futures market and the OTC market. Competition for real-time data comes from both the U.S. and European exchanges and ‘online’ brokers such as ICAP and Tradition

Financial Services, which list and sell market data relating to OTC contracts that co-exist along side our futures contracts. Competition for OTC market data comes from brokerages such as Amerex, which market data derived from their brokerage activities in the North American power and gas markets, market price assessment & reporting organizations such as Platts and NGI, as well as market data redistributors such as Bloomberg and Reuters, which produce their own OTC price assessments.

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

We do hold a U.S. Patent for an apparatus and method for trading electric energy, which we do not presently use in our business, and we are co-owners (together with NYMEX) of a U.S. Patent directed to an implied market trading system.

We currently have licenses to use several U.S. patents, including the Wagner patent, which relates to the automated matching of bids and offers for futures contracts traded in the United States, and the Togher family of patents, which relate to the way in which bids and offers are displayed on an electronic trading system in a manner that permits parties to act only on those bids and offers from counterparties with whom the party has available credit. We have been granted a non-exclusive license from eSpeed, Inc. to use the Wagner patent for the trading of futures contracts where at least one of the screens is located in the United States or where the contract provides for delivery of the underlying commodity in the United States. Under the terms of the eSpeed license, which expires on the expiration of the Wagner patent in February 2007, we are required to pay eSpeed a minimum of $2.0 million per year, plus a royalty fee equal to the greater of 10 cents for each side to a contract or generally 20 cents per contract. We paid eSpeed $9.0 million, $1.5 million and $32,000 in royalty fees for the years ended December 31, 2006, 2005 and 2004, respectively. For every 25 million applicable contracts executed on our electronic platform in a given year beyond the first 25 million contracts, we must pay eSpeed an additional $2.0 million royalty fee (in addition to the per-contract charge). The contract volume exceeded the 25 million contracts during the period from April 1, 2006 to February 20, 2007 and we made a $2.0 million payment during the quarter ended December 31, 2006. In the event that the notional value of a contract exceeds $50,000 as of the date on which such contract is first available for trading, then the number of contracts used to calculate the payments described above will equal the notional value divided by $50,000, with the result rounded up to the next whole number.

In addition, in connection with the settlement of patent infringement litigation with EBS Dealing Resources, Inc. or EBS, we obtained from EBS a worldwide, fully paid, non-exclusive license to use technology covered under patents known as the Togher patents (presently issued or issued in the future claiming priority to U.S. patent application 07/830,408). As a fully paid license, we pay no royalties to EBS on an ongoing basis. The EBS license expires on the latest expiration of the underlying patents. Additionally, on May 2, 2006, we received a U.S. patent jointly owned with NYMEX for an implied market trading system. The joint patent covers a method for a computer-based trading system that implies spread markets for multiple real or implied spread markets.

We cannot guarantee that the Wagner patent, the Togher patents, the joint patent with NYMEX or any other patents that it may license or acquire in the future, are or will be valid and enforceable. If the Wagner patent is found to be invalid, our license will terminate and its obligation to pay a royalty for the use of the technology will cease.

We have several U.S. and foreign patent applications pending, including with respect to our electronic trade confirmation service, our ICEMaker system, and our OTC clearing service. We can provide no assurance that any of these applications will result in the issuance of patents.

We have received several U.S. federal registrations on trademarks used in our business, including “IntercontinentalExchange”, “IntercontinentalExchange” + design, “ICE”, and “ICE” + design. We have also received U.S. federal registrations on other services or products we provide, including “ICEMaker”, “ICEBLOCK”, “Internet Commodity Exchange”, “IPN”, “IPN ICE Private Network”, “IPN ICE Private Network & Design”, “The Interchange”, “Trade the World”, “Digital Solutions for the Global Commodity Market”, “10X”, and “10X” + design. In addition, we have several foreign and U.S. applications pending for other marks used in our business. For instance, in the United States, we have applications pending for the marks: “ICE” + block design, “ICE DATA”, “ICE DATA” + block design, “ICE Futures”, “ICE Futures” + block design, “The Edge in Energy”, “The Energy Marketplace”, and “WEBICE”. In Canada, the European Union, and Singapore, we have applications pending for the marks: “ICE”, “ICE” + block design, “ICE DATA”, “ICE DATA” + block design, “ICE Trade the World”, and “ICE Trade the World” + block design. In Canada and in the European Union, we have applications pending for the marks: “ICE FUTURES”, “ICE FUTURES” + block design, and “ICEMAKER”. Other pending applications include: “ICEBLOCK” in Canada and Japan, and “The Edge in Energy” and “WEBICE” in the European Union. We can provide no assurance that any of these applications will mature into registered trademarks.

We also have several foreign trademark registrations, including: “THE ICE”, “IntercontinentalExchange”, and “IntercontinentalExchange” + design, in the European Union; “ICEMAKER”, “ICE Futures” and “ICE Futures” + block design in Singapore; and “ICEBLOCK” in the European Union, China, Hong Kong, Norway, Singapore, and Switzerland.

This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks of our and of other companies. We do not intend its use or display of other parties’ trademarks, trade names or service marks to imply, and this use or display should not be construed to imply, our endorsement or sponsorship of these other parties, their endorsement or sponsorship of it, or any other relationship between it and these other parties.

NYBOT’s key strength is the brand recognition of its “soft” commodity products. Unlike NYBOT’s U.S. competitors, which have larger corporate identities, NYBOT’s primary brand identity is derived from the individual benchmark contracts that it trades. NYBOT’s most significant brands are Coffee “C”, Sugar No. 11 and Cotton No. 2. NYBOT protects these brand names, as well as other products and services by relying on trademark law and contractual safeguards.

NYBOT owns the following registered service marks: Coffee “C”, eCOPS, FINEX, TIPS, U.S. Dollar Index, New York Board of Trade, USDX, NYBOT and the NYBOT logo. NYBOT also licenses the following trademarks from third parties: Russell 1000, Russell 1000 Value, Russell 1000 Growth, Russell 2000, Russell 2000 Value, Russell 2000 Growth, Russell 3000, Russell 3000 Value, Russell 3000 Growth, Russell Top 200, Russell Top 200 Value, Russell Top 200 Growth, Russell MidCap, Russell MidCap Value, Russell MidCap Growth, Russell 2500, Russell 2500 Growth, Russell Small Cap Completeness Indextm, Russell Small Cap Completeness Value Indextm and Russell Small Cap Completeness Growth Indextm. These are trademarks and service marks of the Russell Investment Group. NYBOT does not have an exclusive license to use the trademark of the Russell Investment Group. The Russell Company has licensed all of the Russell indices to multiple users. NYBOT also licenses the NYSE Composite Index from the New York Stock Exchange, Inc. NYBOT’s license with the NYSE is an exclusive license to list and trade futures and options contracts on the NYSE Composite Index. NYBOT also has an exclusive license with Reuters America, LLC to list and trade futures and options contracts on the Reuters Jefferies CRB Futures Price Index and the Continuous Commodity Index.

Sales

As of December 31, 2006, we employed 27 full-time sales personnel. Our sales team is managed by a futures industry sales and marketing professional and is comprised primarily of former brokers and traders with extensive experience and established relationships within the energy trading community. Since our futures business is highly regulated, we also employ sales and marketing staff knowledgeable with respect to the regulatory constraints upon marketing in this field.

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

In 2004, we began to develop a cross-promotional marketing team for our energy futures and OTC businesses. We believe this repositioning of our marketing team is consistent with, and will provide more effective support of, the underlying emphasis of our business model — an open architecture and flexibility that allows us to anticipate and respond rapidly to evolving trends in the markets for energy commodities trading, while maintaining separate markets on a regulatory basis.

We typically pursue our marketing goals through a combination of on-line promotion through our website, third party websites, e-mail, print advertising, one-on-one client relationship management and participation in trade shows and conferences. From time to time, we also provide commission rate discounts of limited duration to support new product launches.

NYBOT’s marketing department designs programs to educate market participants, including highly sophisticated traders, portfolio managers, corporate treasurers and other market professionals, as well as retail end-users, about innovative uses of NYBOT’s products, such as new hedging and risk management strategies. NYBOT seeks to educate these users about changes in product design, margin requirements and product usage. NYBOT’s marketing typically involves the development of personal relationships with market participants who actively use its markets. NYBOT participates in a number of domestic and international trade shows and seminars regarding futures and options on futures and other marketing events designed to inform market participants about its products.

Employees

As of December 31, 2006, we had a total of 226 employees, with 128 employees at our headquarters in Atlanta, 76 in London and a total of 22 employees in our New York, Houston, Chicago, Singapore and Calgary offices. In connection with the NYBOT acquisition in January 2007, we added an additional 282 employees, including four employees in Dublin, Ireland. NYBOT is a party to a collective bargaining agreement, which represents a small percentage of its trading floor employees. We have not experienced any work stoppages, and we believe our relationship with our employees is good.

Regulation

We are primarily subject to the jurisdiction of regulatory agencies in the United States and the United Kingdom and, with respect to the ICE Futures products, we have permission from over 45 jurisdictions to allow trading on our platform.

Regulation of Our OTC Business in the United States

We operate our OTC electronic platform as an exempt commercial market under the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission, or the CFTC. The CFTC generally oversees, but does not substantively regulate, the trading of OTC derivative contracts on our platform. All of our participants must qualify as eligible commercial entities, as defined by the Commodity Exchange Act, and each participant must trade for its own account, as a principal. Eligible commercial entities include entities with at least $10 million in assets that incur risks (other than price risk) relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as entities that regularly purchase or sell commodities or related contracts that are either (i) funds offered to participants that do not meet specified sophistication standards that have (or are part of a group of funds that collectively have) at least $1 billion in assets, or (ii) have, or are part of a group that has, at least $100 million in assets. We have also obtained orders from the CFTC permitting us to treat floor brokers and floor traders on U.S. exchanges and ICE Futures as eligible commercial entities, subject to their meeting certain requirements. As an exempt commercial market, we are required to comply with access, reporting and record-keeping requirements of the CFTC. Currently, our OTC business is not otherwise subject to substantive regulation by the CFTC or other U.S. regulatory authorities. Both the CFTC and the Federal Energy Regulatory Commission have view only access to our trading screens on a real-time basis. In addition, we are required to:

•	report to the CFTC certain information regarding transactions in products that are subject to the CFTC’s jurisdiction and that meet certain specified trading volume levels,

•	report to the CFTC certain large trader position information for our cleared OTC natural gas markets pursuant to special call issued by the CFTC,

•	record and report to the CFTC complaints that we receive of alleged fraud or manipulative trading activity related to certain of our products, and

•	if it is determined by the CFTC that any of our markets for products that are subject to CFTC jurisdiction serve a significant price discovery function (that is, they are a source for determining the best price available in the market for a particular contract at any given moment), publicly disseminate certain market and pricing information free of charge on a daily basis.

Members of Congress have, at various times over the last several years, introduced legislation seeking to restrict OTC derivatives trading of energy generally and to bring electronic trading of OTC energy derivatives within the direct scope of CFTC regulation. Separate pieces of legislation have recently been introduced in Congress that would (i) eliminate the category of exempt commercial market for energy commodities, requiring that we register our OTC business as a regulated futures exchange, (ii) restrict or effectively eliminate our ability to provide clearing services for our OTC products, (iii) provide the CFTC with the authority to require exempt commercial markets to comply with additional regulatory requirements and to require some participants on exempt commercial markets to file reports on their positions, and (iv) place price controls on natural gas derivatives and make those derivatives tradable only on a designated contract market, which is a regulatory status we do not presently hold. If any of these proposals are adopted, they could restrict or foreclose some of our business, require us and our participants to operate under heightened regulatory burdens and incur additional costs in order to comply with additional regulations, and could deter some participants from trading on our OTC platform.

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

At various times in recent history, regulators in some states have publicly questioned whether some form of regulation, including price controls, should be reimposed in OTC commodities markets, particularly in states where the power markets were recently deregulated. We or our participants may, in the future, become subject to additional legislative or regulatory measures. These could require us to incur significant compliance costs or to modify our business strategy. Any measures affecting our participants in connection with their OTC commodities trading activities could potentially discourage participants from trading on our electronic platform and adversely affect our competitive position.

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

Currently, there is no consolidated approach to the regulation of commodity and commodity derivatives trading in the various jurisdictions within the European Union (E.U.). We have reviewed the applicable laws and, where appropriate, have taken steps to ensure that we have obtained the relevant license or authorization to operate in relevant jurisdictions. However, a series of Europe-wide initiatives will introduce a more harmonized approach to regulation in this area. In particular, the Market Abuse Directive (Directive 2003/06/EC) which came into force in October 2004 introduced a specific prohibition against insider dealing in commodity derivative products. Further, the Markets in Financial Instruments Directive (Directive 2004/39/EC) which will come into force in November 2007, will introduce a harmonized approach to the licensing of services relating to commodity derivatives across the E.U. The proposals also impose greater regulatory burdens on E.U.-based operators of regulated markets, alternative trading systems and authorized firms in the commodity derivatives area but will also introduce the concept of a pan-European “passport” allowing us to offer services in all E.U. member states in which our participants are based on the basis of UK regulation. We will review our regulatory licenses in light of the implementation of MIFID to ensure that they meet our requirements.

Regulation of NYBOT’s Business

NYBOT’s operations are subject to extensive regulation by the CFTC under the CEA. The CEA generally requires that futures trading conducted in the United States be conducted on a commodity exchange designated as a contract market by the CFTC. It also establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of specified futures contracts is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading in the same or similar contracts. As a designated contract market, NYBOT is a self-regulatory organization that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the CEA. NYBOT also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and NYBOT is periodically audited by the CFTC with respect to the fulfillment of NYBOT’s self-regulatory programs in these areas. The costs of regulatory compliance is substantial.

Additional legislation or regulation, or changes in existing laws and rules or their interpretation, may directly affect NYBOT’s mode of operation and profitability. The regulations under which NYBOT has operated since 1974 have been changed in a manner that will permit unregulated competitors and competitors in other regulated industries to attempt to trade NYBOT’s products in their own trading facilities without the same regulatory costs NYBOT bears and allow NYBOT’s competitors to trade futures contracts identical to the ones that NYBOT offers without any form of regulation or oversight by the CFTC under certain circumstances. Generally, those exclusions are available to markets limited to financial products traded among institutions, whether traded electronically or not. NYBOT could also comply with those exclusions and operate markets that are outside CFTC jurisdiction.

The CFTC is subject to periodic reauthorization by Congress every five years. Congress is currently undertaking this process of reviewing the laws and regulations embodied in the CEA to ensure that those affecting the futures industry are working adequately as market conditions evolve. Changes made to the regulatory framework for exchanges during reauthorization could make it easier for others to compete with NYBOT at a lower regulatory cost. Thus, the regulatory framework may provide greater regulatory advantages for some of NYBOT’s competitors than it does for NYBOT.

Industry Overview

The markets for commodities trading include trading in both physical commodities contracts and derivative instruments — instruments that derive their value from an underlying commodity or index — across a wide variety of commodities. Derivative instruments provide a means for hedging price risk, asset allocation, speculation or arbitrage. Contracts for physical commodities allow counterparties to contract for the delivery of the underlying physical asset.

The Futures Market

A futures exchange typically operates as an auction market, where trading is conducted either on an electronic platform or on an open-outcry trading floor. In an auction market, prices are established publicly either on a screen or on the floor by participants posting bids, or buying indications, and offers, or indications to sell. A futures exchange offers trading of standardized contracts and provides access to a centralized clearing system. Commodity futures exchanges are regulated in the United States by the CFTC and are required to publish certain information, such as contract settlement prices and participant information. Commodity futures exchanges are regulated in the United Kingdom by the Financial Services Authority. In a typical futures market, participants can trade two types of instruments:

•	Futures: A future is the most common exchange-traded commodity contract. It is a standardized contract to buy or sell a specified quantity of an underlying asset during a particular month (an exact delivery date or a range of dates will be specified). Contract sizes are standardized and differ by commodity. For example, the ICE Brent Crude futures contract has a contract quantity of 1,000 net barrels, or 42,000 U.S. gallons. The price of the futures contract is determined through the auction process on the exchange. Futures contracts are settled through either physical delivery or cash settlement, depending on the contract specification.

•	Options: An option is a contract that conveys to the buyer the right, but not the obligation, to call (buy) or put (sell) an underlying futures contract at a price determined at the time of the execution of the option.

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

All futures contracts and options on futures contracts are cleared through a central clearing house. Clearing is the procedure by which each futures and options contract traded on an exchange is novated, or replaced, with a contract with the clearing house. In this process, the clearing house is interposed between the trading parties and becomes the buyer to each member firm that is a seller, and the seller to each member firm that is a buyer. By interposing itself between the member firm parties of every trade, the clearing house guarantees each member firm party’s performance, and eliminates the need to evaluate counterparty credit risk. Futures commission merchants function, in turn, as intermediaries between market participants and a clearing house. From the participant’s perspective, the futures commission merchant is the counterparty to a cleared trade, as the contract is cleared by the clearing house in the name of the futures commission merchant. From the clearing house’s perspective, the futures commission merchant is the counterparty to the trade. In effect, the clearing house takes on the counterparty credit risk of the futures commission merchant, and the futures commission merchant assumes the credit risk of each counterparty, which is partially offset by capital held by the futures commission merchant with respect to each counterparty.

The OTC Market

Over-the-counter, or OTC, is a term used to describe trading activity that does not take place on a regulated exchange. In this market, commercial market participants have historically entered into negotiated, bilateral contracts, although in recent years participants have begun to take advantage of cleared OTC contracts that, like futures contracts, are standardized and cleared through a central clearing house.

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

Risks Relating to Our Business

We will face intense competition that could materially and adversely affect our business. If we are not able to compete successfully, our business will not survive.

The market for commodities trading facilities is highly competitive and we expect competition to intensify in the future. Our current and prospective competitors, both domestically and internationally, are numerous.

We currently compete with:

•	regulated futures exchanges globally that offer trading in a variety of markets, including energy markets, such as NYMEX, CME and TOCOM;

•	other exchanges, such as the London International Financial Futures and Options Exchange, or LIFFE, which is part of Euronext, N.V., and regional exchanges, such as the Tokyo Grain Exchange and the Brazilian Mercantile and Futures Exchange, that provide trade execution in futures and options contracts on agricultural products such as sugar, coffee and cocoa;

•	energy futures exchanges, such as European Energy Derivatives Exchange, or Endex (formerly known as Amsterdam Power Exchange), Nord Pool, and Powernext;

•	voice brokers active in the global commodities markets;

•	other electronic energy trading platforms, such as NGX (a subsidiary of the Toronto Stock Exchange) and Houston Street; and

•	market data vendors, such as Bloomberg, Reuters, Argus and Platts (a division of The McGraw-Hill Companies Inc.).

We may also face additional competition from new entrants to our markets. Competition in the market for commodities trading has intensified along with the increase in electronic trading platforms. Competition may continue to intensify if more futures exchanges are established, or if existing platforms or exchanges that currently do not trade commodities products decide to do so. Additional competition from new entrants to our markets could negatively impact our trading volumes and profitability.

In addition, some of the exchanges, trading systems, dealers and other companies with which we currently or in the future may compete are or may be substantially larger than us and have or may have substantially greater financial, technical, marketing, personnel and other resources and more diverse revenue streams than we do. Some of these exchanges and other businesses have longstanding, well-established and, in some cases, dominant positions in their existing markets. They may offer a broader range of products and services and may take better advantage of business opportunities than we do.

Our ability to continually maintain and enhance our competitiveness and respond to threats from stronger current and potential competitors will have a direct impact on our results of operations. We cannot assure you that we will be able to compete effectively. If our markets, products and services are not competitive, our business, financial condition and operating results will be materially affected. Our business could also be materially affected if we fail to attract new customers or lose a substantial number of our current customers to competitors. In addition, even if new entrants or existing competitors do not significantly erode our market share, we may be required to reduce significantly the rates we charge for trade execution for certain contracts or market data to remain competitive, which could have a material adverse effect on our profitability.

One of our principal competitors is NYMEX, a regulated futures exchange that offers trading in futures products and options on those futures in the crude oil, gas and metals markets, among other commodities markets. Last year, NYMEX entered into an agreement with the Chicago Mercantile Exchange, or CME, under which CME exclusively lists NYMEX energy contracts on its electronic trading platform. NYMEX now offers electronic trading for its products on a side-by-side basis with its open-outcry markets, which may increase the competition for trading in our electronic platform and negatively impact our trading volume and the liquidity in our markets. NYMEX also completed an initial public offering of its common stock in November 2006, which provided NYMEX with additional working capital that may be used to for a variety of purposes, including acquisitions or technological improvements. In December 2006, NYMEX launched electronic versions of certain NYBOT soft commodity contracts in an attempt to compete directly with NYBOT.

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability.

We earn transaction fees for transactions executed in our markets and from the provision of electronic trade confirmation services. We derived 87.2%, 87.9% and 83.9% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively, from our transaction-based business. NYBOT also has derived a substantial portion of its revenues from transaction fees relating to trading on its exchange. NYBOT derived 72.8%, 73.0% and 69.7% of its consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively, from its transaction-based business.

The success of our business depends on our ability to maintain and increase our trading volumes and the resulting transaction fees. Any decline in our trading volumes in the short-term or long-term will negatively impact our transaction fees and, therefore, our revenues. Accordingly, the occurrence of any event that reduces the amount of transaction fees we receive, whether as a result of declines in trading volumes or market liquidity, adverse response to side-by-side electronic trading in NYBOT’s core agricultural commodity contracts, reductions in commission rates, regulatory changes, competition or otherwise, will have a significant impact on our operating results and profitability.

Our business depends in large part on volatility in commodity prices generally and energy prices in particular.

Participants in the markets for energy and soft commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take speculative or arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven primarily by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Higher volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Energy commodities markets historically have experienced significant price volatility and in recent years reached record levels. We cannot predict whether this pattern will continue, or for how long, or if this trend will reverse itself. Were there to be a sustained period of stability in the prices of commodities, we could experience lower trading volumes, slower growth or even declines in revenues.

In addition to price volatility, the increase in global energy prices, particularly for crude oil, during the past three years may have had a positive impact on the trading volume of global energy commodities, including trading volumes in our markets. If global crude oil prices decrease or return to the lower levels where they historically have been, it is possible that many market participants could reduce their trading activity or leave the trading markets altogether. Global energy prices are determined by many factors, including those listed below, which are beyond our control and are unpredictable. Consequently, we cannot predict whether global energy prices will remain at their current levels, and we cannot predict the impact that these prices will have on our future revenues or profitability.

Factors that are particularly likely to affect price volatility and price levels, and thus trading volumes, include:

•	economic, political and market conditions in the United States, Europe, the Middle East and elsewhere in the world;

•	weather conditions, including hurricanes and other significant weather events that impact production, of commodities, and, in the case of energy commodities, production, refining and distribution facilities for oil and natural gas;

•	the volatility in production volume of the commodities underlying our energy and agricultural products and markets;

•	war and acts of terrorism;

•	legislative and regulatory changes;

•	credit quality of market participants;

•	the availability of capital;

•	broad trends in industry and finance;

•	the level and volatility of interest rates;

•	fluctuating exchange rates and currency values; and

•	concerns over inflation.

Any one or more of these factors may reduce price volatility or price levels in the markets for commodities trading generally and for energy products in particular. Any reduction in price volatility or price levels could reduce trading activity in those markets, including in our markets. Moreover, any reduction in trading activity could reduce liquidity — the ability to find ready buyers and sellers at current prices — which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a growing competitive advantage over other markets. This could put us at a greater disadvantage relative to our principal competitor and other competitors, whose markets are larger and more established than ours.

We cannot predict whether or when these unfavorable conditions may arise in the future or, if they occur, how long or severely they will affect trading volumes. A significant decline in our trading volumes, due to reduced volatility, lower prices or any other factor, could have a material adverse effect on our revenues, since our transaction fees would decline, and in particular on our profitability, since our revenues would decline faster than our expenses, some of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the liquidity of our markets, and the critical mass of transaction volume necessary to support viable markets, could be jeopardized.

Our revenues have depended heavily upon trading volumes in the markets for ICE Brent Crude, ICE WTI Crude and ICE Gas Oil futures contracts, and OTC North American natural gas and power contracts. NYBOT’s revenues have depended heavily upon trading volumes in the markets for sugar futures and options on sugar futures contracts. A decline in volumes or in our market share in these contracts would jeopardize our ability to remain profitable and grow.

Our revenues currently depend heavily on trading volumes in the markets for ICE Brent Crude futures contracts, ICE WTI Crude futures contract, ICE Gas Oil futures contracts, OTC North American natural gas contracts and OTC North American power contracts. Trading in these contracts in the aggregate has represented 84.7% of our consolidated revenues for the most recent annual period. NYBOT’s revenues currently depend heavily on trading volumes in the market for NYBOT sugar futures and options on sugar futures contracts. Trading in sugar futures and options on sugar futures contracts on NYBOT has represented 46.1% of NYBOT’s consolidated revenue for the most recent annual period.

Our trading volume or market share in these markets may decline due to a number of factors, including:

•	development of competing contracts, and competition generally;

•	reliance on technology to conduct trading;

•	the relative stability of commodity prices;

•	reduced growth in mature commodity markets;

•	increased availability of electronic trading on competing contracts;

•	possible regulatory changes; and

•	adverse publicity and government investigations.

Sugar contracts are NYBOT’s largest market and have accounted for 48.2%, 44.2% and 40.1% of NYBOT’s total trading volumes for the years ended December 31, 2006, 2005 and 2004, respectively. NYBOT’s principal sugar contract, world Sugar No. 11, achieved strong growth in futures and options volumes during 2006, with over 15.1 million sugar futures contracts traded during 2006, representing an increase of 16.1% over 2005. The growth in volume of Sugar No. 11 options contracts has exceeded that of the corresponding futures contract, reaching a volume of over 6.3 million contracts during 2006, representing a 72.9% increase compared to 2005. This volume growth is due, in part, to price volatility that was driven by the continued increase in demand for ethanol, which led to the diversion of significant amounts of sugar cane to ethanol production, and to the ongoing increase in global sugar consumption. Volumes have also increased due to the growth in asset allocation to index funds and their inclusion of sugar in major indices. A disruption in the growth of the sugar market could have a significant impact on our operating results and profitability.

A decline in the production of commodities traded in our markets could reduce our liquidity and adversely affect our revenues and profitability.

We derived 86.1%, 86.9% and 82.1% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively, from exchange fees and commission fees generated from trading in commodity products in our energy futures and OTC markets. The volume of contracts traded in the futures and OTC markets for any specific commodity tends to be a multiple of the physical production of that commodity. If the physical supply or production of any commodity declines, market participants could become less willing to trade in contracts based on that commodity. For example, ICE Brent Crude futures contract has been subject to this risk as production of Brent crude oil peaked in 1984 and began steadily falling in subsequent years. We, in consultation with market participants, altered the mechanism for settlement of ICE Brent Crude futures contract to a mechanism based on the Brent/Forties/Oseberg North Sea oil fields, known as the BFO Index, to ensure that the commodity prices on which its settlement price is based reflect a large enough pool of traders and trading activity so as to be less susceptible to manipulation. Market participants that trade in ICE Brent Crude futures contract may determine in the future, however, that additional underlying commodity products need to be considered in the settlement of that contract or that the settlement mechanism is not credible. Exchange fees earned from trading in ICE Brent Crude futures contract accounted for 50.5%, 68.8% and 65.3% of our total revenues from our energy futures business, net of intersegment fees, for the years ended December 31, 2006, 2005 and 2004, respectively, or 20.4%, 26.5% and 29.7% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Any uncertainty concerning the settlement of ICE Brent Crude futures contract, or a decline in the physical supply or production of any other commodity on which our trading products are based, including agricultural commodities underlying NYBOT’s core products, could result in a decline in trading volumes in our markets, adversely affecting our revenues and profitability.

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the merger with NYBOT, which could adversely affect the value of our common stock.

ICE and NYBOT operated as separate companies until the closing of the merger on January 12, 2007. The long term success of the merger will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from combining the businesses, as well as the projected stand-alone cost savings and revenue growth trends identified by each company. On a combined basis, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, the use of NYBOT’s clearing capabilities, as well as greater efficiencies from increased scale, market integration and increased automation. Management also expects the combined entity will enjoy revenue synergies, including additional clearing alternatives; expense sharing; increased access, volume and liquidity to the products traded on ICE and NYBOT; and expanded product offerings and increased geographic reach of ICE and NYBOT. However, we must successfully combine the businesses in a manner that permits these cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies without adversely affecting current revenues and our investments in future growth. We may not successfully achieve these objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected.

The failure to integrate successfully the businesses and operations of ICE and NYBOT may adversely affect our future results.

Historically, ICE and NYBOT have operated as independent companies. The management of the companies may face significant challenges in consolidating the functions (including regulatory functions) of the companies, integrating their technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key NYBOT personnel. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the merger may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings or our ability to achieve the anticipated benefits of the merger. In addition, difficulties in integrating the businesses or regulatory functions of the companies could harm the reputation of the companies.

Potential disputes regarding NYBOT’s lease for its principal offices and trading floor space could result in expenses relating to litigation and cause a material disruption to NYBOT’s operation and financial condition.

NYBOT’s executive office and its principal trading floor are located at One North End Avenue, New York, New York and comprise approximately 59,830 square feet of space. NYBOT leases this space from our competitor, NYMEX, under a lease that expires on July 1, 2013, unless an option to renew for five years is extended by NYMEX following the initial term. The lease contains provisions that restrict, in the event of a merger, the ability of NYBOT or the merged entity to occupy a portion of the premises to trade any commodity futures contract or option on a commodity futures contract or similar derivative instrument that NYMEX has listed for trading or clearing as of the date of the merger without NYMEX’s consent. While we do not have any intentions of breaching the lease and have informed NYMEX that NYBOT will be continuing to use the premises solely for trading in the same soft commodities that NYBOT has historically traded at that site, NYMEX’s launch of products in late December that directly compete with NYBOT’s products may be an attempt to establish a pretext to contend that NYBOT is not in compliance with the lease. If any such claim that NYBOT has breached the lease is made, such claim will likely result in expenses relating to litigation, divert our management’s time from our operations and could be disruptive to NYBOT’s operations.

We intend to explore acquisition opportunities and strategic alliances relating to other businesses, products or technologies. We may not be successful in identifying opportunities or integrating other businesses, products or technologies successfully with our business. Any such transaction also may not produce the results we anticipate.

We intend to continue to explore and pursue acquisition opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses, products or technologies to expand our products and services, advance our technology or take advantage of new developments and potential changes in the industry.

The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange sector. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully.

We also have limited experience in integrating a significant acquisition into our business, other than our acquisition of ICE Futures and our current integration of NYBOT. The process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. Additionally, further growth of our company following the recent merger with NYBOT could place a significant strain on our personnel, systems and other resources, and the integration of the NYBOT transaction may divert resources from pursuing, and negatively impact our ability to pursue, additional strategic acquisitions.

Further, as a result of any future acquisition, we may issue additional shares of our common stock that dilute shareholders ownership interest in us, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations and negatively impact our stock price.

We launched electronic trading for NYBOT products on February 2, 2007, and we may lose trading volume in NYBOT’s markets if electronic trading is not accepted and adopted and traders move to a different exchange.

NYBOT has historically operated, and continues to operate, a traditional open-outcry trading floor. On February 2, 2007, we launched side-by-side trading of NYBOT’s benchmark agricultural commodities on our electronic trading platform. Electronic trading was offered in the physical contracts for Sugar No. 11 (SB), Sugar No. 14 (SE), Cotton No. 2 (CT), Coffee “C”® (KC), Cocoa (CC), and Frozen Concentrated Orange Juice (OJ).

We cannot assure you that electronic trading will be accepted or adopted by NYBOT participants. Our competitive position could be impaired if electronic trading on our platform is not successful or if trading volumes in NYBOT’s products decline because its participants elect to trade on another platform or exchange. We believe that the future success of our business will depend on our ability to create and maintain liquid electronic marketplaces in our products that satisfy the required functionality, performance, reliability and speed to attract and retain our customers.

In addition, the cost of operating both electronic and open-outcry trading platforms for designated agricultural products may be expensive both in terms of costs and managerial resources and other required resources. We may not have sufficient resources to adequately support or manage both trading venues, which may result in resource allocation decisions that materially adversely impact one or both venues. Also, if we continue to operate both trading platforms, liquidity on each may be less than the liquidity on a competitive unified trading platform, making NYBOT’s trading platforms less attractive and less competitive. As a result, our total revenues may be lower than if we operated only electronic trading or only open-outcry trading with respect to NYBOT’s agricultural products.

We continue to rely on LCH.Clearnet to provide clearing services for the trading of certain futures and cleared OTC contracts in our markets despite owning NYCC. We cannot operate our futures and cleared OTC businesses without clearing services.

We have contracted with LCH.Clearnet to provide clearing services to us for all energy futures contracts traded in our markets. As a result of the merger with NYBOT, we now own and operate a clearing house through NYCC although we currently continue, and may continue for the foreseeable future, to obtain clearing services from LCH.Clearnet. Pursuant to our contract with LCH.Clearnet, LCH.Clearnet has agreed to provide clearing services in respect of our futures contracts for an indefinite term, subject to termination by either party upon one year’s prior written notice, provided the contract is not otherwise terminated in accordance with its terms. Pursuant to a separate contract with LCH.Clearnet, LCH.Clearnet has agreed to provide clearing services to participants in our OTC business that trade designated contracts eligible for clearing, subject to the same termination provisions described above.

NYCC will continue to serve as the designated clearing house for all trades executed on NYBOT’s exchange. As part of the integration of our businesses, we may consider clearing certain futures and OTC contracts through NYCC. We cannot assure you that we will do so or that we will be able to do so on the same terms as we have contracted with LCH.Clearnet. NYCC is not currently authorized by United Kingdom regulators to clear transactions executed on an exchange located in the United Kingdom. Consequently, NYCC will not be able to clear trades for ICE Futures until it obtains such recognition, which could take considerable time and resources. There is no assurance that such recognition will be granted.

If our clearing services are suspended or interrupted and we are unable to provide clearing services to our customers through an alternate provider on a timely basis, our business, financial condition and results of operations would be materially and adversely affected. In particular, if our agreement with LCH.Clearnet with respect to our energy futures business was terminated and NYCC could not provide clearing services for our energy futures products, or we could not obtain clearing services from an alternate provider, we may be unable to operate certain of our energy futures markets and would possibly be required to cease operations in that segment of our business. For the years ended December 31, 2006, 2005 and 2004, transaction fees generated by our energy futures business, which are also referred to as exchange fees, accounted for 39.3%, 36.7% and 42.0%, respectively, of our consolidated revenues. If our agreement with LCH.Clearnet relating to our OTC business was terminated and NYCC could not provide these clearing services, we may be unable to offer clearing services in connection with trading certain OTC contracts in our markets for a considerable period of time. For the years ended December 31, 2006, 2005 and 2004, transaction fees derived from trading in cleared OTC contracts accounted for 38.6%, 37.5% and 21.7%, respectively, of our consolidated revenues. Our cleared OTC contracts have been a significant component of our business, and accounted for 71.8%, 69.3% and 47.6% of revenues, net of the intersegment fees, generated by our OTC business for the years ended December 31, 2006, 2005 and 2004, respectively.

Currently, our ability to introduce new cleared OTC products is subject to review by and approval of LCH.Clearnet. LCH.Clearnet also sets all of the related clearing fees, which may be set at prices higher than those set by our competitors or at levels prohibitive to trading. If NYCC is unable to provide these services for our energy futures and OTC contracts, or LCH.Clearnet elects for strategic reasons to discontinue providing clearing services to us at any time following appropriate notice, our business, financial condition and results of operations could be materially and adversely affected. For example, LCH.Clearnet could decide to enter into a strategic alliance with a competing exchange or other trading facility. In addition, according to the terms of our contract with LCH.Clearnet with respect to our OTC business, our relationship may be terminated upon a change in control of either party. The commodity markets have experienced increased consolidation in recent years and may continue to do so, and strategic alliances and changes in control involving various market participants are possible. LCH.Clearnet is owned by its members, which include banks and other financial institutions whose commercial interests are broader than the clearing services business. We cannot assure you that our energy futures or OTC businesses would be able to obtain clearing services from NYCC or an alternate provider in sufficient time to avoid or mitigate the material adverse effects described above and, in the case of an alternate provider, on acceptable terms.

Owning a clearing house exposes us to risks related to the cost of operating the clearing house and the risk of defaults by our participants clearing trades through our clearing house.

Operating NYCC will require substantial ongoing expenditures and consume a significant portion of management’s time. We cannot assure you that NYCC’s clearing arrangements will continue to be satisfactory to NYBOT’s participants or will not require substantial systems modifications to accommodate them in the future. Further, we cannot assure you that if we elect to use NYCC as the designated clearing house for certain of our energy futures and OTC contracts (assuming appropriate authorizations are obtained), our participants will find these services suitable or on terms acceptable to them. The transition to new clearing facilities for many of our participants could be disruptive and costly. Our operation of NYCC may not be as successful and may not provide us the benefits we anticipated. In addition, our operation of NYCC may not generate sufficient revenues to cover the expenses we incur.

There are also substantial risks inherent in operating a clearing house, including exposure to the credit risk of clearing members and defaults by clearing members could subject our business to substantial losses. Although NYCC currently has policies and procedures to help ensure that clearing members can satisfy their obligations, these policies and procedures may not succeed in detecting problems or preventing defaults. NYCC also has in place various measures intended to enable it to cover any default and maintain liquidity. However, we cannot assure you that these measures will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Additionally, the default of any one of the clearing members could cause our customers to lose confidence in our markets and the guarantee of NYCC, which would have an adverse affect on our business.

We are currently subject to regulation, and, as a result of the completion of the merger with NYBOT, are subject to additional regulation. Failure to comply with existing regulatory requirements, and possible future changes in these requirements or in the current interpretation of these requirements, could adversely affect our business.

ICE Futures, through which we conduct our energy futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures has regulatory responsibility in its own right and is subject to supervision by the Financial Services Authority pursuant to the Financial Services and Markets Act 2000, or FSMA. ICE Futures is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. ICE Futures’ ability to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective.

Electronic trading in our energy futures contracts on ICE Futures is permitted in many jurisdictions, including in the United States, through “no-action” relief from the local jurisdiction’s regulatory requirements. In the United States, direct electronic access to trading in ICE Futures products is offered to U.S. persons based on a series of “no-action” letters from the CFTC that permit non-U.S. exchanges, referred to as foreign boards of trade, to provide U.S. persons with electronic access to their markets without registration with the CFTC.

Our ability to offer new futures products under our existing no-action relief could be impacted by any actions taken by the CFTC as a result of future conditions being imposed on ICE Futures under its no action relief. If our offerings of products through ICE Futures to

U.S. participants are subject to additional regulatory constraints, our business could be adversely affected. Failure to comply with current regulatory requirements and regulatory requirements that may be imposed on us in the future could subject us to significant penalties, including termination of its ability to conduct our regulated energy futures business conducted through ICE Futures.

As a result of the completion of the merger with NYBOT, we have a portion of our business that is a designated contract market under the regulation of the CFTC. NYBOT, as a self-regulatory organization, is responsible for ensuring that the exchange operates in accordance with existing rules and regulations.

New regulations or enforcement may force us to allocate more resources to regulation or confidence in our markets may be diminished and our business may be adversely affected. Even the perception of unfairness or illegal behavior in our markets could adversely affect our business. In addition, the recent demise of certain hedge funds that traded energy commodities may result in additional regulation by the CFTC or Congress. Legislative and regulatory initiatives, either in the United States, the United Kingdom or elsewhere, could affect one or more of the following aspects of our business or impose one or more of the following requirements:

•	the manner in which we communicate with and contract with our participants;

•	the demand for and pricing of our products and services;

•	the tax treatment of trading in our products;

•	a requirement that we maintain minimum regulatory capital on hand;

•	a requirement that we exercise regulatory oversight of our OTC participants, and assume responsibility for their conduct;

•	our financial and regulatory reporting practices;

•	our record-keeping and record-retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

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

Legislation or regulatory changes preventing clearing facilities from being owned or controlled by exchanges may limit or stop our ability to run a clearing house.

Many clearing firms have emphasized the importance to them of centralizing clearing of futures contracts and options on futures in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many have expressed the view that clearing firms should control the governance of clearing houses or that clearing houses should be operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association, are attempting to cause legislative or regulatory changes to be adopted that would allow market participants to transfer positions from an exchange-owned clearing house to a clearing house owned and controlled by clearing firms. If these legislative or regulatory changes are adopted, clearing firms may establish, or seek to use, alternative clearing houses for clearing positions established on our exchange. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit the use of our clearing house. If any of these events occur, our revenues and profits would be materially and adversely affected.

The nature and role of NYBOT’s self-regulatory responsibilities may change.

Some financial services regulators have publicly stated their interest in evaluating the ability of a financial exchange, organized as a for-profit corporation, to adequately discharge its self-regulatory responsibilities. NYBOT’s regulatory programs and capabilities contribute significantly to its brand name and reputation. We cannot assure you that NYBOT will not be required to further modify or restructure its regulatory functions in order to address these or other concerns. For example, the CFTC recently adopted final rules to minimize conflicts of interest on Boards of Directors of registered, futures exchanges, or designated contract markets. The new rules provide a safe harbor to designated contract markets to minimize conflicts of interest. To satisfy the safe harbor, the rules state that at least 35% of the directors on an exchange board must be “public directors,” which is defined as a person with no material relationship with the exchange or any member of the exchange. In addition, each exchange must have a “regulatory oversight committee” that is comprised exclusively of public directors. Exchanges have a period of two years to comply with the new rules. While the new rules regarding conflicts of interest are not likely to result in costly or burdensome changes at NYBOT, any future new rules, modifications of existing rules or restructuring of regulatory functions could entail material costs.

The energy commodities trading industry in North America has been subject to increased regulatory scrutiny in the recent past, and we face the risk of changes to our regulatory environment in the future, which may diminish trading volumes on our electronic platform.

We currently operate our OTC markets as an “exempt commercial market” under the CEA. As such, we are subject to anti-fraud, anti-manipulation, access, reporting and record-keeping requirements of the CFTC. However, unlike a futures exchange, OTC trading is not currently regulated by the CFTC. Our OTC business is currently subject to limited regulatory oversight due to the restrictions on the types of market participants that are eligible to trade in the OTC markets. Members of Congress have, at various times over the last several years, introduced legislation seeking to restrict OTC derivatives trading of energy generally and to bring electronic trading of OTC energy derivatives within the direct scope of CFTC regulation. Separate pieces of legislation have recently been introduced in Congress that would (i) provide the CFTC with the authority to require exempt commercial markets to comply with additional regulatory requirements, including the imposition of position limits, and to require some participants on exempt commercial markets to file reports on their positions, and (ii) place price controls on natural gas derivatives and make those derivatives tradable only on a designated contract market, which is a regulatory status ICE does not presently hold. If adopted, this legislation could require us and our OTC participants to operate under heightened regulatory burdens and incur additional costs in order to comply with the additional regulations, and could deter some participants from trading on our OTC platform.

The market for OTC energy commodities trading has been the subject of increased scrutiny by regulatory and enforcement authorities due to a number of highly publicized incidents alleging manipulative trading activity by certain entities and the failure of several hedge funds.

Furthermore, in response to the rise in energy commodity prices in recent years and allegations that manipulative trading practices by certain market participants may have contributed to the rise in prices, legislative and regulatory authorities at both the federal and state levels, as well as political and consumer groups, have called for increased regulation and monitoring of the OTC energy commodities markets and a review of the no-action process pursuant to which ICE Futures’ contracts are presently offered to market participants in the United States.

It is possible that future unanticipated events in the markets for energy commodities trading will lead to additional regulatory scrutiny and changes in the level of regulation to which we are subject. Increased regulation of our participants or our markets could materially adversely affect our business. The imposition of stabilizing measures such as price controls in energy commodities markets could substantially reduce or potentially even eliminate trading activity in affected markets. New laws and rules applicable to us could significantly increase our regulatory compliance costs, delay or prevent us from introducing new products and services as planned and discourage some market participants from using our electronic platform. Allegations of manipulative trading by market participants or additional failures of hedge funds could subject us to regulatory scrutiny and possibly fines or restrictions on its business, as well as significant legal expenses and adverse publicity. All of this could lead to lower trading volumes and transaction fees, higher operating costs and lower profitability or losses.

If we are unable to keep up with rapid changes in technology and participant preferences, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platform and our proprietary technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions and the emergence of new industry standards and practices. These changes could render our existing proprietary technology uncompetitive or obsolete. Our ability to pursue our strategic objectives, including increasing trading volumes on our trading platforms, as well as our ability to continue to grow our business, will depend, in part, on our ability to:

•	enhance our existing services and maintain and improve the functionality and reliability of our electronic platform, in particular, reducing network downtime or disruptions;

•	develop or license new technologies that address the increasingly sophisticated and varied needs of our participants;

•	anticipate and respond to technological advances and emerging industry practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies.

We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology to our participants’ requirements or emerging industry standards in a timely and cost-effective manner. Any failure to remain abreast of industry standards in technology and to be responsive to participant preferences could cause our market share to decline and negatively impact our profitability.

Our operating results may be subject to significant fluctuations due to a number of factors.

A number of factors beyond our control may contribute to substantial fluctuations in our operating results. As a result of the factors described in the preceding risk factors, you will not be able to rely on our or NYBOT’s historical operating results in any particular period as an indication of our future performance. The commodities trading industry — and energy commodities trading in particular — has historically been subject to variability in trading volumes due primarily to five key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances in the underlying commodities, the number of trading days in a quarter and seasonality. As a result of one or more of these factors, trading volumes in our markets could decline, possibly significantly, which would adversely affect our revenues derived from transaction fees. If we fail to meet securities analysts’ expectations regarding our operating performance, the price of our common stock could decline substantially.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, or if our expenses increase without a corresponding increase in revenues, our profitability will be adversely affected.

Our cost structure is largely fixed and we expect that it will continue to be largely fixed. We base our expectations of our cost structure on historical and expected levels of demand for our products and services as well as our fixed operating infrastructure, such as computer hardware and software, leases, hosting facilities and security and staffing levels. If demand for our products and services declines and, as a result, our revenues decline, we may not be able to adjust our cost structure on a timely basis. In that event, our profitability will be adversely affected.

Fluctuations in currency exchange rates may adversely affect our operating results.

The revenues, expenses and financial results of ICE Futures and other U.K. subsidiaries have historically been denominated in pounds sterling, the functional currency of ICE’s U.K. subsidiaries. We had foreign currency translation risk equal to our net investment in our subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of December 31, 2006, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $29.9 million. The period-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.7188 as of December 31, 2005 to 1.9586 as of December 31, 2006.

Effective as of July 1, 2006, the functional currency of the majority of our U.K. subsidiaries became the U.S. dollar. The functional currency switched based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. The functional currency of an entity is the currency of the primary economic environment in which the entity operates.

We have foreign currency transaction risk primarily related to the settlement of foreign assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling. We had foreign currency transaction (losses) gains of ($288,000) and $1.5 million for the years ended December 31, 2006 and 2005, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.8128 for the year ended December 31, 2005 to 1.8543 for the year ended December 31, 2006.

We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our U.K. subsidiaries that are denominated in pounds sterling. Of our consolidated operating expenses, 29.8% and 48.1% were denominated in pounds sterling for the year ended December 31, 2006 and 2005, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of expenses denominated in foreign currencies changes accordingly. All sales in our business are denominated in U.S. dollars, except for some small futures contracts in our futures business segment. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.

While we expect to continue to enter into hedging transactions to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we may suffer significant losses, which would adversely affect our operating results and financial condition.

Any infringement by us of intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the cost of providing, our products and services.

Patents and other intellectual property rights are increasingly important as further electronic components are added to trading, and patents and other intellectual property rights of third parties may have an important bearing on our ability to offer certain of our products and services. Our competitors, as well as other companies and individuals, may have obtained, and may be expected to obtain in the future, patent rights related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us.

In addition, our competitors may claim other intellectual property rights over information that is used by us in our product offerings. For example, in November 2002, NYMEX filed claims against ICE in the U.S. District Court for the Southern District of New York asserting that, among other things, it infringed copyrights NYMEX claims exist in its publicly available settlement prices that we use in connection with the clearing of certain OTC derivative contracts. While the court granted a motion for summary judgment in our favor in September 2005 dismissing all claims brought against us by NYMEX, NYMEX is appealing the ruling of the District Court to the Second Circuit Court of Appeals, and no decision has yet been made by the Court of Appeals. If NYMEX successfully appeals the court’s judgment and we are subsequently found to have infringed NYMEX’s intellectual property rights after a trial, we may incur substantial monetary damages and may be enjoined from using or referring to one or more types of NYMEX settlement prices. If we are so enjoined, we could lose all or a substantial portion of our cleared trading volume in Henry Hub natural gas and West Texas Intermediate crude oil contracts and the related commission revenues.

With respect to our intellectual property, if one or more of our products or services is found to infringe patents held by others, it may be required to stop developing or marketing the products or services, obtain licenses to develop and market the products or services from the holders of the patents or redesign the products or services in such a way as to avoid infringing the patents. We also could be required to pay damages if we were found to infringe patents held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether it would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

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

We have filed patent applications for our electronic trade confirmation service, our method to allow a participant to engage in program trading while protecting our data (referred to as ICEMaker), our method for displaying both cleared and bilateral OTC contracts in single price stream, our method for locking prices on electronic trading screens, and our method for exchanging OTC contracts and futures contracts in similar base commodities on an electronic trading platform. In addition, we have been issued a U.S. patent for trading electric energy, and a joint U.S. patent with NYMEX covering an implied market trading system. We have also filed patent applications in the European Patent Office and Canada for our electronic trade confirmation service, our ICEMaker system, and our method for displaying cleared and bilateral OTC contracts in a single price stream, as well as having made a filing under the Patent Cooperation Treaty with respect to the electronic trade confirmation service, the ICEMaker system, the price locking method, the method for exchanging OTC and futures contracts in similar base commodities, and the OTC clearing service. Our OTC clearing service is also the subject of a patent application in Hong Kong. The most recent of the patent applications, i.e., applications corresponding to the price locking method and method for exchanging OTC and futures contacts, were filed on May 5, 2006 with both the U.S. patent office and under the Patent Cooperation Treaty, all of which related to systems and features for trading commodities contracts. We cannot assure you that we will obtain any final patents covering these services, nor can we predict the scope of any patents issued. In addition, we cannot assure you that any patent issued will be effective to protect this intellectual property against misappropriation. Third parties in Europe or elsewhere could acquire patents covering this or other intellectual property for which we obtain patents in the United States, or equivalent intellectual property, as a result of differences in local laws affecting patentability and patent validity. Third parties in other jurisdictions might also misappropriate our intellectual property rights with impunity if intellectual property protection laws are not actively enforced in those jurisdictions. Patent infringement and/or the grant of parallel patents would erode the value of our intellectual property.

We have secured trademark registrations for “IntercontinentalExchange” and “ICE” from the United States Patent and Trademark Office and from relevant agencies in Europe as appropriate, as well as registrations for other trademarks used in our business. We also have several U.S. and foreign applications pending for other trademarks used in ICE’s business. We cannot assure you that any of these marks for which applications are pending will be registered.

Due to the completion of the merger with NYBOT, we have a number of products and services that are protected by copyright, service mark, trademark law and contractual safeguards to proprietary interest in the NYBOT products and services. For example,

eCOPS, Coffee “C” and US Dollar Index are all protected by trademarks. However, we may not be able to protect certain products and services against duplication by competitors. Certain countries where NYBOT’s commodities are produced and consumed may not recognize intellectual property rights in accordance with U.S. law.

In addition, we may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the intellectual property rights of others or defend ourselves from claims of infringement. We may not receive an adequate remedy for any infringement of our intellectual property rights, and we may incur substantial costs and diversion of resources and the attention of management as a result of litigation, even if we prevail. As a result, we may choose not to enforce our infringed intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our resources, the relative strength of our intellectual property portfolio and the recourse available to us.

We face significant challenges in implementing our strategic goals of expanding product and service offerings and attracting new market participants to our markets. If we do not meet these challenges, we may not be able to increase our revenues or remain profitable.

We seek to expand the range of commodity products that can be traded in our markets and to ensure that trading in those new products becomes liquid within a sufficiently short period of time to support viable trading markets. We also seek to expand the number of contracts traded in our futures markets. In meeting these strategic goals, however, we face a number of significant challenges, including:

•	To introduce new cleared contracts that will be cleared through LCH.Clearnet, we must first obtain their approval. The timing and terms of LCH.Clearnet’s approval may prevent us from bringing new cleared contracts to market as quickly and competitively as our competitors. The approval of LCH.Clearnet and the timing of our receipt will depend upon the type of product proposed, the type and extent of system modification required to establish clearing functionality for the relevant product and the integration of the new contract with our electronic platform and other challenges posed. This could result in a substantial delay between development of a cleared contract and our offering of it on our electronic platform.

•	Prior to launching a new contract, we must satisfy certain regulatory obligations, which if not satisfied could delay the launch of the new contract.

•	To expand the use of our electronic platform to additional participants and contracts, we must continue to expand capacity without disrupting functionality to satisfy evolving customer requirements.

•	To introduce new trading-related services, we must develop additional systems technology that will interface successfully with the wide variety of unique internal systems used by our participants. These challenges may involve unforeseen costs and delays.

•	We must continue to build significant brand recognition among commodities market participants in order to attract new participants to our markets. This will require us to increase our marketing expenditures. The cost of our marketing efforts may be greater than we expect, and we cannot assure you that these efforts will be successful.

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

Reductions in our exchange fee rates or commission rates resulting from competitive pressures could lower our revenues and profitability.

We may experience pressure on our exchange fee rates and commission rates as a result of competition we face in our futures and OTC markets. Some of our competitors offer a broader range of products and services to a larger participant base, and enjoy higher trading volumes, than we do. Consequently, our competitors may be able and willing to offer commodity trading services at lower commission rates than we currently offer or may be able to offer. As a result of this pricing competition, we could lose both market share and revenues. We believe that any downward pressure on commission rates would likely continue and intensify as we continue to develop our business and gain recognition in our markets. A decline in commission rates could lower our revenues, which would adversely affect our profitability. In addition, our competitors may offer other financial incentives such as rebates or payments in order to induce trading in their markets, rather than ours.

Our business may be harmed by computer and communications systems failures and delays.

We support and maintain many of the systems that comprise our electronic platform. In addition, on February 2, 2007, we launched side-by-side trading of NYBOT’s benchmark agricultural commodities on our electronic trading platform. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Although we fully replicate our primary data center, our redundant systems or disaster recovery plans may prove to be inadequate. Our systems, or those of our third party providers, may fail or, due to capacity constraints, may operate slowly, causing one or more of the following:

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

Our regulated business operations generally require that our trade execution and communications systems be able to handle anticipated present and future peak trading volume. Heavy use of computer systems during peak trading times or at times of unusual market volatility could cause those systems to operate slowly or even to fail for periods of time. We will continue to constantly monitor system loads and performance and regularly implement system upgrades to handle estimated increases in trading volume. However, we cannot assure you that our estimates of future trading volume will be accurate or that our systems will always be able to accommodate actual trading volume without failure or degradation of performance.

Our systems and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information, or which could make our participants reluctant to use our electronic platform.

We regard the secure transmission of confidential information on our electronic platform as a critical element of our operations. Our networks and those of our participants and our third party service providers, including LCH.Clearnet, may, however, be vulnerable to unauthorized access, computer viruses, firewall or encryption failures and other security problems. We may be required to expend significant resources to protect our business and our participants against the threat of security breaches or to alleviate problems caused by security breaches. Although we intend to continue to implement industry standard security measures, we cannot assure you that those measures will be sufficient to protect our business against losses or any reduced trading volume incurred in our markets as a result of any significant security breaches on our platform.

We rely on specialized management and employees.

Our future success depends, in part, upon the continued contributions of our executive officers and key employees whom we rely on for executing our business strategy and identifying new strategic initiatives. Some of these individuals have significant experience in the energy commodities trading industry and financial services markets generally, and possess extensive technology skills. Although we have entered into employment agreements with our executive officers, it is possible that one or more of these persons could voluntarily terminate their employment agreements with us. Furthermore, we have not entered into employment agreements with non-executive personnel, who may terminate their employment at any time. Several of these employees have been with us since our inception and have vested stock options. Any loss or interruption of the services of our executive officers or other key personnel could result in our inability to manage our operations effectively or to execute our business strategy. We cannot assure you that we would be able to find appropriate replacements for these key personnel if the need arose. We may have to incur significant costs to replace key employees who leave, and our ability to execute our business strategy could be impaired if we cannot replace departing employees in a timely manner. Competition in our industry for persons with trading industry and technology expertise is intense.

We rely on third party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service or supply by any third party could have a material adverse effect on our business.

In addition to our dependence on LCH.Clearnet as a clearing service provider, we depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, and telephone companies, for elements of our trading, clearing and other systems. For example, we rely on Atos Euronext Market Solutions Limited for the provision of a trade registration system that routes trades executed in our markets to LCH.Clearnet for clearing. Atos Euronext Market Solutions Limited and other companies within the Euronext, N.V. group of companies, are potential competitors to both our futures business and OTC business, which may affect the continued provision of these services in the future. Moreover, the general trend toward industry consolidation, may increase the risk that these services may not be available to us in the future. We also rely on a large international telecommunications company for the provision of hosting services. If these companies were to discontinue providing services to us, we would likely experience significant disruption to our business until we were able to establish connectivity with another provider. We also rely on SDS Technologies for NYBOTLiveDirect data service and on eTV Media, Inc. for NYBOTV streaming video.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. We also cannot assure you that any of these providers will not terminate our business relationship with us for competitive reasons or otherwise. An interruption in or the cessation of an important service or supply by any third party and our inability to make alternative arrangements in a timely manner, or at all, would result in lost revenues and higher costs.

In addition, participants trading on our electronic platform may access it through 15 independent software vendors, which represent a substantial portion of the independent software vendors that serve the commodities markets. The loss of a significant number of independent software vendors providing access could make ICE’s platform less attractive to participants who prefer this form of access.

We are subject to significant litigation and liability risks.

Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied participants that have traded on our electronic platform or on NYBOT’s exchange, or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or alleged improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our financial condition and operating results.

Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. Our policies and procedures to identify, monitor and manage risks may not be fully effective. Management of operational, legal and regulatory risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events. We cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.

In addition, the CFTC has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a contract market or the designation of NYCC as a derivatives clearing organization. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business.

ITEM 1(B).	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most valuable property is our technology and the infrastructure underlying it. Our intellectual property is described under the heading “Technology” in Item 1 — Business. In addition to our intellectual property, our other primary assets include computer equipment, software, internally developed software and real property. We own an array of computers and related equipment. The net book value of our computer equipment, software and internally developed software was $22.4 million as of December 31, 2006.

Our principal executive offices are located in Atlanta, Georgia. We occupy 44,644 square feet of office space under a lease that expires on February 15, 2012. We also lease an aggregate of 38,086 square feet of office space in Calgary, Chicago, Houston, London, New York and Singapore. Our largest physical presence outside of Atlanta is in London, England, where we have leased 16,348 square feet of office space. The various leases covering these spaces generally expire between 2007 and 2010. We also own land that houses disaster recovery facilities for our help desk and our open-outcry exchange floor, which we closed on April 7, 2005. The net book value of this land was $3.7 million as of December 31, 2006. In August 2006, we entered into an agreement with a third-party to sell this property for approximately $13.2 million. The sale is expected to be completed on February 28, 2007.

NYBOT’s executive office and its principal trading floor are located at One North End Avenue, New York, New York and comprise approximately 59,830 square feet of space. NYBOT leases this space from NYMEX under a lease that expires on July 1, 2013, unless an option to renew for five years is extended by NYMEX following the initial term. In addition, NYBOT leases space in lower Manhattan to house its primary computer center, its new grading facility and certain administrative offices. These leases expire on June 30, 2014 or December 31, 2016. NYBOT also maintains a back-up facility, which contains a fully operational trading floor and a lights-out 24 by 7 computer center. NYBOT also leases three parcels of space in Long Island City for this facility, which expires on December 31, 2013. Finally, NYBOT leases space in Dublin, Ireland for FINEX, its currency products division, pursuant to an operating lease, which expires on July 1, 2019, with an option to terminate on July 1, 2009.

We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business or the business of NYBOT, including the merger. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

NYMEX Claim of Infringement

On September 29, 2005, the U.S. District Court for the Southern District of New York granted our motion for summary judgment dismissing all claims brought by NYMEX against us in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by us on the basis of our use of NYMEX’s publicly available settlement prices in two of our cleared OTC contracts. The complaint also alleged that we infringe and dilute NYMEX’s trademark rights by referring to NYMEX trademarks in certain of our swap contract specifications and that we tortiously interfered with a contract between NYMEX and the data provider that provides us with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and we had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in our favor on all claims, NYMEX is currently appealing the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. Oral arguments for the appeal where held on November 16, 2006 but no decision has been rendered by the appellate court. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Klein v. NYBOT; NYBOT v. Klein

On July 26, 2000, Klein & Co. Futures, Inc., or Klein, commenced a civil action, referred to as the Klein Action, in the United States District Court for the Southern District of New York (00 Civ. 5563) against numerous defendants, including NYBOT, various affiliates of NYBOT and officials of NYBOT and/or its affiliates. Klein’s claims arise out of its collapse in the wake of the recalculation of settlement prices for futures and options on the Pacific Stock Exchange Technology Index (an index of technology stocks) in May 2000. Klein purported to allege federal claims arising under the CEA and various state law claims. On February 18, 2005, the District Court dismissed Klein’s CEA claims with prejudice in accordance with Section 22(b) of the CEA for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. On September 18, 2006, a panel of the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. On October 2, 2006, Klein filed a motion for rehearing with the suggestion for rehearing en banc insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against NYBOT and certain of its affiliates. That motion was denied. On January 31, 2007, Klein filed a motion to extend the time within which to file a petition for a writ of certiorari in the case to and including March 14, 2007. This motion was granted.

Also, on May 14, 2001, NYBOT and NYCC commenced an action, referred to as NYBOT’s Action, in the United States District Court for the Southern District of New York (01 Civ. 4071) against Klein. NYBOT and NYCC commenced this action in their capacity as the assignees of certain claims that were held against Klein by its former customers. NYBOT’s action seeks to recover money owed by Klein to those customers in the wake of Klein’s collapse. In the same decision that dismissed the Klein action, the District Court dismissed all of Klein’s counterclaims against NYBOT, denied NYBOT’s motion for judgment on the pleadings and found that the complaint in NYBOT’s action did not state a claim for which relief could be granted. However, the District Court granted NYBOT leave to replead. On April 14, 2005, NYBOT and NYCC filed an amended complaint, which Klein subsequently moved to dismiss. NYBOT and NYCC opposed that motion. Although fully briefed since August 5, 2005, Klein’s motion remains sub judice as of this date.

Altman et al v. NYBOT

On December 8, 2006, certain holders of non-equity trading permits, or Permit Holders, of NYBOT commenced an action in the Supreme Court of the State of New York, County of New York seeking declaratory, monetary and injunctive relief with respect to the merger. Plaintiffs allege that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, or NPCL, NYBOT’s Permit Holders, including Plaintiffs, were not permitted to vote with respect to the merger and will not receive any part of the merger consideration. Plaintiffs seek (1) to enjoin consummation of the merger, (2) declaratory relief regarding their past and future rights as Permit Holders, and (3) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. On January 3, 2007, NYBOT filed a motion to dismiss the complaint. On January 10, 2007, Plaintiffs unsuccessfully sought a temporary restraining order to enjoin the merger. Oral argument on the motion to dismiss the complaint and the Plaintiffs’ motion for an injunction was heard on February 9, 2007, at which time the Court reserved decision.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of IntercontinentalExchange’s security holders during the fourth quarter of our fiscal year ended December 31, 2006.

ITEM 4(A).	EXECUTIVE OFFICERS

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers and certain other key employees:

Name	Age	Title

Jeffrey C. Sprecher	52	Chairman of the Board and Chief Executive Officer
Charles A. Vice	43	President and Chief Operating Officer
Richard V. Spencer	53	Chief Financial Officer and Senior Vice President
David S. Goone	46	Senior Vice President, Chief Strategic Officer
Edwin D. Marcial	39	Chief Technology Officer and Senior Vice President
Johnathan H. Short	41	Senior Vice President, General Counsel and Corporate Secretary
David J. Peniket	41	President and Chief Operating Officer, ICE Futures
Thomas W. Farley	31	President and Chief Operating Officer, NYBOT

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

Richard V. Spencer.  Mr. Spencer has served as our Chief Financial Officer since December 2001. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, including treasury, tax, cash management and investor relations. Mr. Spencer joined us from Crossroads Investment Advisers, L.P., a venture capital and strategic private equity investment organization, where he served as President from 1998 to 2001. Previously, he was a senior vice-president with the Private Funds Group of Donaldson, Lufkin & Jenrette, or DLJ. Prior to joining DLJ, Mr. Spencer was a director with the Private Equity Group of Merrill Lynch in Atlanta. From 1990 to 1994, he oversaw the Canadian operations of First Chicago. He also worked in corporate finance, marketing and underwriting roles for Bear, Stearns and Co., Inc. and Goldman, Sachs & Co. Mr. Spencer earned his Bachelor’s Degree in Economics from Rollins College. He has also completed the Advanced Management Program at Duke University’s Fuqua School of Business.

David S. Goone.  Mr. Goone has served as our Senior Vice President, Chief Strategic Officer since March 2001. He is responsible for the expansion of our product line, including futures products and trading capabilities for our electronic platform. Prior to joining us,

Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.

Edwin D. Marcial.  Mr. Marcial has served as our Chief Technology Officer since May 2000. He is responsible for all systems development and our overall technology strategy. He also oversees the software design and development initiatives of our information technology professionals in the areas of project management, architecture, software development and quality assurance. Mr. Marcial joined the software development team at Continental Power Exchange, Inc. in 1996 and has 14 years of IT experience building large-scale systems in the energy industry. Prior to joining Continental Power Exchange, Inc., he led design and development teams at Harris Corporation building software systems for the company’s energy controls division. Mr. Marcial earned a B.S. degree in Computer Science from the College of Engineering at the University of Florida.

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

Thomas W. Farley.  Mr. Farley joined NYBOT in February 2007 as President and Chief Operating Officer. Mr. Farley is also a member of the Board of Directors of NYBOT. Prior to joining NYBOT, from July 2006 to January 2007, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the commodity derivatives markets. From October 2000 to July 2006, Mr. Farley served as Kiodex’s Chief Financial Officer and he also served as Kiodex’s Chief Operating Officer from January 2003 to July 2006. Prior to Kiodex, Mr. Farley held positions in investment banking and private equity. Mr. Farley holds a Bachelor of Arts in Political Science from Georgetown University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

At February 22, 2007, there were approximately 809 holders of record of our common stock. No shares of our Class A common stock are issued or outstanding.

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

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. Our common stock was initially offered and sold to the public at a price of $26.00 per share and has been publicly traded since November 16, 2005. Prior to that date, there was no public market in our stock. On February 22, 2007, ICE’s common stock traded at a high of $165.10 per share and a low of $159.54 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange since our initial public offering.

Common Stock Market Price

	High		Low

Year Ended December 31, 2005
Fourth Quarter*	$44.21	*	$31.27	*
Year Ended December 31, 2006
First Quarter	$73.59		$36.00
Second Quarter	$82.40		$45.27
Third Quarter	$77.92		$51.77
Fourth Quarter	$113.85		$72.15

*	Fourth quarter 2005 figures are given for the period from November 16, 2005 (the date on which ICE’s common stock commenced trading on the New York Stock Exchange) to December 31, 2005.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued under our existing equity compensation plans as of December 31, 2006, which consists of the 2000 Stock Option Plan, 2003 Directors Plan, 2004 Restricted Stock Plan and 2005 Equity Incentive Plan.

				Number of Securities
	Number of			Available for Future
	Securities to be Issued	Weighted Average		Issuance Under Equity
	Upon Exercise of	Exercise Price of		Compensation Plans
	Outstanding Options	Outstanding Options		(Excluding Securities
	and Rights	and Rights		Reflected in Column (a))
Plan Category	(a)	(b)		(c)

Equity compensation plans approved by security holders(1)	2,774,959(1)	$17.05	(1)	1,939,470
Equity compensation plans not approved by security holders(2)	1,277,798	N/A	(2)	311,832

TOTAL	4,052,757	N/A	(1)(2)	2,251,302

(1)	The 2000 Stock Option Plan was approved by our stockholders in June 2000 and the 2005 Equity Incentive Plan was approved by our stockholders in June 2005. Of the 2,774,959 securities to be issued upon exercise of outstanding options and rights, 2,304,908 are options with a weighted average exercise price of $17.05 and the remaining 470,051 securities are restricted stock that does not have an exercise price.

(2)	This category includes the 2003 Directors Plan and the 2004 Restricted Stock Plan. The weighted average exercise price of outstanding options and rights in column (b) for equity compensation plans not approved by security holders is not applicable since the only grants or awards under these plans have been restricted stock and restricted stock units, which do not have an exercise price.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Our common stock began trading on the New York Stock Exchange on November 16, 2005. The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of our common stock for the period from November 16, 2005 through December 31, 2006. The graph and the accompanying table compare the cumulative 13-month total stockholders’ return on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Stock Index and the Dow Jones Global Exchange Index. The calculations in the following graph and table assume that $100 was invested on November 16, 2005 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Dow Jones Global Exchange Index and also assumes dividend reinvestment through December 31, 2006. The performance shown in the graph and table represents past performance and should not be considered an indication of future performance.

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*
Among IntercontinentalExchange, Inc., The S&P 500 Index
And The Dow Jones Global Exchange Index

*	$100 invested on 11/16/05 in stock & Dow Jones or on 10/31/05 in S&P index-including reinvestment of dividends. Fiscal year ending December 31.

Cumulative Total Return ($)

	11/16/05(1)	11/30/05	12/31/05	1/31/06	2/28/06	3/31/06	4/30/06
IntercontinentalExchange, Inc.	100.00	82.29	92.61	129.48	139.49	175.92	181.68
S&P 500	100.00	103.78	103.82	106.57	106.86	108.19	109.64
Dow Jones Global Exchange	100.00	102.47	109.38	129.20	131.86	147.60	155.17

5/31/06	6/30/06	7/31/06	8/31/06	9/30/06	10/31/06	11/30/06	12/31/06
141.91	147.62	151.85	161.17	191.26	215.08	250.32	274.90
106.48	106.63	107.29	109.84	112.67	116.34	118.55	120.22
144.61	151.42	149.51	153.10	162.99	174.07	190.56	196.57

(1)	Our common stock began trading on the New York Stock Exchange on November 16, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005 from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent registered public accounting firm, and are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 from our audited consolidated financial statements, which have been audited by Ernst & Young LLP, and are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except for share and per share data)

Consolidated Statement of Income/(Loss) Data
Revenues(1):
Transaction fees, net(2)	$273,629	$136,976	$90,906	$81,434	$118,794
Market data fees	34,236	14,642	12,290	9,624	5,237
Other	5,934	4,247	5,218	2,688	1,459

Total revenues	313,799	155,865	108,414	93,746	125,490

Operating expenses:
Compensation and benefits	49,750	35,753	30,074	26,236	27,906
Professional services	11,395	10,124	12,312	13,066	14,344
Patent royalty	9,039	1,491	32	14	—
Selling, general and administrative	25,266	17,395	16,578	16,171	17,919
Floor closure costs(3)	—	4,814	—	—	—
Settlement expense(4)	—	15,000	—	—	—
Depreciation and amortization	13,714	15,083	17,024	19,341	14,368

Total operating expenses	109,164	99,660	76,020	74,828	74,537

Operating income	204,635	56,205	32,394	18,918	50,953
Other income, net	7,908	3,790	1,328	948	1,492

Income before income taxes	212,543	59,995	33,722	19,866	52,445
Income tax expense	69,275	19,585	11,773	6,489	17,739

Net income(5)	$143,268	$40,410	$21,949	$13,377	$34,706

Redemption adjustments to redeemable stock put(6)	—	(61,319)	—	8,378	(10,730)
Deduction for accretion of Class B redeemable common stock(7)	—	—	—	(1,768)	(3,656)

Net income (loss) available to common shareholders	$143,268	$(20,909)	$21,949	$19,987	$20,320

Earnings (loss) per common share(8):
Basic	$2.54	$(0.39)	$0.42	$0.37	$0.37

Diluted	$2.40	$(0.39)	$0.41	$0.37	$0.37

Weighted average common shares outstanding(8):
Basic	56,473,991	53,217,874	52,865,108	54,328,966	54,392,602
Diluted	59,599,146	53,217,874	53,062,078	54,639,708	54,850,095

(1)	Includes revenues from related parties generated in the ordinary course of our business. For a presentation and discussion of our revenues attributable to related parties for the years ended December 31, 2006, 2005 and 2004, see our consolidated statements of income and note 14 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues — Transaction Fees” included elsewhere in this Annual Report on Form 10-K.

(3)	In April 2005, we closed our open-outcry trading floor in London to take advantage of increasing acceptance and adoption of electronic trading, and to maintain and enhance our competitive position. Costs associated with the floor closure were $4.8 million and are classified as “Floor closure costs” in the accompanying consolidated statement of income for the year ended December 31, 2005. See note 19 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(4)	In September 2005, we settled the legal action brought by EBS related to alleged patent infringement. Under the settlement agreement, we made a payment to EBS of $15.0 million, and were released from the legal claims brought against us without admitting liability. The payment was recorded as “Settlement expense” in the accompanying consolidated statement of income for the year ended December 31, 2005. See note 18 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(5)	The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London and a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding these charges, net of taxes, our consolidated net income for the year ended December 31, 2005 would have been $53.1 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” included elsewhere in this Annual Report on Form 10-K.

(6)	In connection with our formation, we granted a put option to Continental Power Exchange, Inc., an entity controlled by our Chairman and Chief Executive Officer, Jeffrey C. Sprecher. The put option would have required us under certain circumstances to purchase Continental Power Exchange, Inc.’s equity interest in our business at a purchase price equal to the greater of the fair market value of the equity interest or $5 million. We initially recorded the redeemable stock put at the minimum $5 million redemption threshold. We adjusted the redeemable stock put to its redemption amount at each subsequent balance sheet date. Adjustments to the redemption amount were recorded to retained earnings or, in the absence of positive retained earnings, additional paid-in capital. In October 2005, we entered into an agreement with Continental Power Exchange, Inc. to terminate the redeemable stock put upon the closing of our initial public offering of common stock in November 2005. We increased the redeemable stock put by $61.3 million during the year ended December 31, 2005 resulting from an increase in the estimated fair value of our common stock from $8.00 per share as of December 31, 2004 to $35.90 per share as of November 21, 2005, the closing date of our initial public offering of common stock and the termination date of the redeemable stock put. The balance of the redeemable stock put on November 21, 2005 was $78.9 million and was reclassified to additional paid-in capital upon its termination. See note 11 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In connection with the termination of the put option, we amended certain registration rights previously granted to Continental Power Exchange, Inc. pursuant to which we may be obligated to pay the expenses of registration, including underwriting discounts up to a maximum of $4.5 million.

(7)	We redeemed all of our Class B redeemable common stock on November 23, 2004 at a price of $23.58 per share, for aggregate consideration of $67.5 million. Upon its issuance on June 18, 2001, we recorded our Class B redeemable common stock at its discounted present value of $60.2 million. We recorded charges to retained earnings for the accretion of this amount up to the $67.5 million redemption value of our Class B redeemable common stock over a two-year period ending in June 2003, which was the earliest potential redemption date.

(8)	The impact of outstanding stock options is considered to be antidilutive in the calculation of diluted earnings per share when a net loss available to common shareholders is reported. Our outstanding stock options have not been included in the computation of diluted earnings per share for the year ended December 31, 2005 due to the $20.9 million net loss available to common shareholders as a result of the $61.3 million charged to retained earnings related to the redeemable stock put adjustments. Therefore, our diluted earnings per share are computed in the same manner as basic earnings per share for the year ended December 31, 2005. If the redemption adjustments to the redeemable stock put are excluded from the calculation of earnings per share, the resulting adjusted basic earnings per share would have been $0.76 based on the $40.4 million in consolidated net income for the year ended December 2005 and adjusted diluted earnings per share would have been $0.74. The adjusted diluted earnings per share would have been based on 54.4 million in adjusted diluted weighted average common shares outstanding, which includes 1.2 million stock options and restricted stock having a dilutive effect for the year ended December 31, 2005. The adjusted basic and diluted earnings per share for the year ended December 31, 2005, excluding the redeemable stock put adjustments, the $4.8 million floor closure costs and the $15.0 million settlement expenses, would have been $1.00 and $0.98, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents(1)(2)	$204,257	$20,002	$61,199	$44,913	$33,627
Restricted cash and restricted short-term investments(1)(3)	16,193	12,578	18,421	36,797	8,876
Short-term investments(2)	77,354	111,181	5,700	12,000	4,000
Total current assets	340,917	164,015	100,042	105,893	60,841
Property and equipment, net	26,280	20,348	19,364	25,625	32,843
Long-term investments(4)	—	2,296	—	—	—
Goodwill and other intangible assets, net	81,126	76,054	86,075	81,448	73,950
Cost method investments(5)	38,738	1,674	1,866	1,738	1,568
Total assets	493,211	265,770	207,518	214,879	170,053
Total current liabilities	37,899	26,394	34,440	17,917	17,603
Revolving credit facility — current and long-term(1)	—	—	25,000	—	—
Class B redeemable common stock(1)	—	—	—	67,500	65,732
Redeemable stock put(6)	—	—	17,582	17,582	25,960
Shareholders’ equity(3)	454,468	232,623	132,149	101,194	50,021

(1)	The redemption of the Class B redeemable common stock occurred in November 2004 and resulted in a $18.5 million reduction in cash and cash equivalents, a $24.0 million reduction in restricted short-term investments, a $25.0 million increase in current and long-term debt and a corresponding $67.5 million reduction in Class B redeemable common stock.

(2)	We received net proceeds from our initial public offering of our common stock in November 2005 of $60.8 million, after deducting the underwriting discount. We also invested a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities and municipal bonds.

(3)	We early adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, during 2003, which resulted in the consolidation of a variable interest entity and an increase in restricted short-term investments and a corresponding increase in additional paid-in capital of $24.0 million.

(4)	Represents available-for-sale investments that we intend to hold for more than one year pursuant to our cash investment policy. See note 4 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(5)	In December 2006, we purchased an 8% equity share in a company for $36.3 million. See note 5 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(6)	In October 2005, we entered into an agreement with Continental Power Exchange, Inc. to cancel the redeemable stock put upon the closing of the initial public offering of our common stock in November 2005. See note 11 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except for percentages)

Operating Data:
Our Market Share of Selected Key Products:
Total crude oil futures contracts traded globally(1)	144,085	91,049	78,477	69,450	67,173
ICE Brent Crude oil futures contracts traded	44,346	30,412	25,458	24,013	21,493
ICE WTI Crude oil futures contracts traded	28,673	—	—	—	—
Our crude oil futures market share(1)	50.7%	33.4%	32.4%	34.6%	32.0%

Total cleared Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	121,144	53,166	21,241	6,869	1,170
Our cleared Henry Hub natural gas contracts traded	96,957	42,760	15,887	4,512	792
Our market share — cleared Henry Hub natural gas vs. NYMEX-ClearPort(2)	80.0%	80.4%	74.8%	65.7%	67.7%

Total cleared PJM financial power contracts traded on us and NYMEX-ClearPort	2,674	1,886	748	149	—
Our cleared PJM financial power contracts traded	2,502	1,234	513	6	—
Our market share — cleared PJM financial power vs. NYMEX-ClearPort(3)	93.6%	65.4%	68.7%	4.0%	—%

Our Average Daily Trading Fee Revenues(4):
Our futures business average daily exchange fee revenues	$482	$226	$179	$158	$125

Our bilateral OTC business average daily commission fee revenues	102	79	80	112	330
Our cleared OTC business average daily commission fee revenues	487	233	94	24	5

Our OTC business average daily commission fee revenues	589	312	174	136	335

Our total average daily exchange fee and commission fee revenues	$1,071	$538	$353	$294	$460

Our Trading Volume(5):
Futures volume	92,721	42,055	35,541	33,341	30,441
Futures average daily volume	373	166	140	132	121
OTC volume	130,504	61,999	30,961	24,260	43,982
OTC average daily volume	524	247	123	97	175
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	46.8%	48.8%	56.5%	64.1%	81.7%
Banks and financial institutions	21.2%	20.5%	22.4%	31.3%	18.1%
Liquidity providers	32.0%	30.7%	21.1%	4.6%	0.2%

(1)	Total crude oil futures contracts traded globally and our resulting crude oil futures market share is calculated based on the number of ICE Brent Crude futures contracts and ICE WTI Crude futures contracts traded as compared to the total ICE Brent Crude futures contracts, ICE WTI Crude futures contracts, NYMEX Light Sweet Crude and London/Dublin Brent Crude futures contracts traded.

(2)	Our cleared Henry Hub market share versus NYMEX-ClearPort is calculated based on the number of OTC cleared Henry Hub natural gas contracts traded as a percentage of the total OTC cleared Henry Hub natural gas contracts and NYMEX-ClearPort Henry Hub natural gas OTC contracts traded.

(3)	Our cleared PJM financial power market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared PJM financial power contracts traded as a percentage of the total IntercontinentalExchange cleared PJM financial power contracts and NYMEX-ClearPort cleared PJM financial power contracts traded. PJM refers to the Pennsylvania, New Jersey and Maryland power trading hub. The NYMEX-ClearPort cleared PJM financial power contract was launched in April 2003 and our PJM financial power contract was launched in November 2003.

(4)	Represents the total commission fee and exchange fee revenues for the year divided by the number of trading days during that year.

(5)	Volume is calculated based on the number of contracts traded in our markets, which is the number of round turn trades. Each round turn trade represents a matched buy and sell order of one contract. Average daily volume represents the total volume, in contracts, for the year divided by the number of trading days during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We currently operate the leading electronic global futures and over-the-counter, or OTC, marketplace for trading a broad array of energy products as well as the leading global soft commodities exchange. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of energy products in both futures and OTC markets. Through our electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities contracts. Through December 31, 2006, we operated our business in three distinct segments: energy futures and options markets, global OTC markets and market data. Beginning with the acquisition of the New York Board of Trade, or NYBOT, on January 12, 2007, we now have a fourth segment, soft commodity futures and options markets. We conduct our regulated soft commodities and financial futures and options markets through our wholly-owned subsidiary NYBOT which also includes the New York Clearing Corp., or NYCC, a wholly-owned clearing house subsidiary.

Futures markets offer trading in standardized derivative contracts on a regulated exchange and OTC markets offer trading in over-the-counter, or off-exchange, derivative contracts, including contracts that provide for the physical delivery of an underlying commodity or for financial settlement based on the price of an underlying commodity. Through our market data segment, we offer a variety of market data services and products for both energy futures and OTC market participants and observers.

Our energy futures business segment consists primarily of trade execution in futures contracts and options on futures contracts, which we conduct through our subsidiary, ICE Futures. Historically, we offered futures trading both on our electronic platform and on our open-outcry trading floor. We closed our open-outcry trading floor in London on April 7, 2005. Our OTC business segment consists of trade execution in OTC energy contracts conducted exclusively on our electronic platform and the provision of trading-related services, including OTC electronic trade confirmation and OTC risk management functionality. Our market data business segment, which we conduct through our subsidiary, ICE Data, consists of the distribution of electronically generated, verifiable energy market data primarily derived from actual trades executed in our marketplace.

During the year ended December 31, 2006, 92.7 million contracts were traded in our energy futures markets and 130.5 million contracts were traded in our OTC markets, up 120.5% from 42.1 million energy futures contracts traded during the year ended December 31, 2005 and up 110.5% from 62.0 million OTC contracts traded during the year ended December 31, 2005. On a consolidated basis, we generated $313.8 million in revenues for the year ended December 31, 2006, a 101.3% increase compared to $155.9 million for the year ended December 31, 2005. On a consolidated basis, we generated $143.3 million in net income for the year ended December 31, 2006, a 254.5% increase compared to $40.4 million for the year ended December 31, 2005. The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London and a $15.0 million settlement expense related to the payment to EBS to settle litigation.

Business Acquisition

On September 14, 2006, we entered into a merger agreement to acquire NYBOT, a leading soft commodity exchange, for consideration of approximately $1.1 billion, including merger-related transaction costs. The transaction was closed on January 12, 2007. The transaction consideration was comprised of 10.297 million shares of our common stock and approximately $415 million in cash, including merger-related transaction costs. Under the terms of the merger agreement, NYBOT, a member-owned, not-for-profit entity domiciled in New York, was merged into a Delaware for-profit corporation and became a wholly-owned subsidiary of ICE. The number of shares of our common stock issued pursuant to the merger agreement represents approximately 15% of our issued and outstanding share capital following the consummation of the merger.

We financed the cash portion of the merger consideration with cash on hand and borrowings under a senior unsecured credit facility. The credit facility includes a $250.0 million five-year floating rate term loan and a $250.0 million revolving credit line. The credit facility was arranged by Wachovia Bank, National Association and Bank of America, N.A. We used the proceeds of the $250.0 million term loan along with approximately $165 million of cash on hand to finance the approximately $415 million cash component of the merger consideration. The remaining $250.0 million capacity currently available under the revolving credit line can be used by us for general corporate purposes.

We will record the acquisition using the purchase method of accounting and, accordingly, will allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. We have not yet obtained all the information related to the fair value of acquired assets, acquisition liabilities, contingent liabilities and total expenses related to the acquisition to finalize the purchase price allocation.

Our Business Environment

Trading activity in global derivatives markets has risen in the past decade as the number of available trading products and venues has increased. This, in turn, has enabled a growing number and range of market participants to access these markets. As energy markets began to deregulate in the early 1990’s, new derivative products were developed to satisfy the increasing demand for energy risk management tools and investment strategies. The range of derivative energy products has expanded to include instruments such as futures, forwards, swaps, differentials, spreads and options. Volume growth in both our energy futures markets and our OTC markets has been driven by steadily increasing demand for these contracts and our ability to provide liquidity in the markets for these products.

Our business is primarily transaction-based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in commodities prices. Price volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage or speculative trading. Changes in our energy futures trading volumes and OTC average daily commissions have also been driven by varying levels of liquidity both in our markets and in the broader markets for energy commodities trading, which influence trading volumes across all of the markets we operate. For example, the use of clearing in the OTC markets has served to increase participation in the OTC markets by both traditional and non-traditional participants. This in turn has increased liquidity in formerly illiquid contracts and resulted in increased trading activity, particularly in North American natural gas and power markets. Our trading volumes in our energy futures business segment were also favorably impacted by its transition to electronic trading in April 2005 when the distribution of its futures markets was significantly expanded through increased use of screen-based trading. Finally, the addition of new products in our markets has served to increase trading volumes.

Commodity futures markets are highly regulated and offer trading of standardized contracts. The futures markets are more structured and mature than the institutional markets for OTC trading. In our energy futures business segment, rising demand for, among other things, increased price discovery and risk management tools in the energy sector has driven annual record trading volumes for eight consecutive years at ICE Futures and its predecessor company.

Unlike the futures markets, the OTC markets generally involve limited regulation because of their reliance on futures prices or indices as reference prices. They offer customization of contract terms by counterparties and hundreds of products are traded in the OTC markets as compared with the limited number of futures markets. While the OTC markets have matured considerably in recent years, contracts traded in the OTC markets are generally less standardized than the contracts traded in the futures markets. These markets traditionally were characterized by less transparency and fragmentation of liquidity. However, we have introduced a number of structural changes to our OTC markets to increase both transparency and liquidity, including the availability of electronic trading, the introduction of cleared OTC contracts and the use of transaction-based indices.

We introduced the industry’s first cleared OTC energy contracts in North America in March 2002 in the natural gas market. The use of OTC clearing serves to reduce the credit risk associated with bilateral OTC trading by interposing an independent clearing house as a counterparty to trades in these contracts. The use of a central clearing house rather than the reliance on bilateral trading agreements resulted in more participants becoming active in the OTC markets. Clearing through a central clearing house typically offers market participants the ability to reduce the amount of capital required to trade as well as the ability to cross-margin positions in various commodities. Cross-margining means that a participant is able to have offsetting positions taken into account in determining its margin requirements, which could reduce the amount of margin the participant must deposit with the futures commission merchant through which it clears. As a result of the introduction of OTC clearing, the addition of new participants and an improved credit environment in the markets for energy commodities trading, our OTC markets have experienced steady growth, increased price transparency and increased institutionalization.

We operate our energy futures and OTC markets for energy commodities exclusively on our electronic platform and we offer NYBOT’s markets on both our electronic platform and through the trading floor based in New York. The NYBOT trading floor currently centralizes the majority of liquidity in NYBOT’s benchmark contracts in open-outcry markets. However, we believe that electronic trading offers substantial benefits to market participants. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of energy commodities as a tradable, investable asset class, will support continued secular growth in the global markets. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains considerable opportunity for further growth in derivatives trading on a global basis.

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

Segment Reporting

For financial reporting purposes, as of December 31, 2006, our business is divided into three segments: our energy futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to note 20 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Our Energy Futures Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our energy futures business segment:

	Year Ended December 31,
	2006	%	2005	%	2004	%
	(Dollar amounts in thousands)

Revenues(1):
Transaction fees, net(2):
ICE Brent Crude futures	$64,126	48.8%	$41,334	63.4%	$32,176	60.7%
Other futures products and options	59,294	45.1	15,856	24.3	13,324	25.2
Intersegment fees	4,404	3.4	5,108	7.8	3,679	7.0
Market data fees	36	—	389	0.6	341	0.6
Other	3,568	2.7	2,503	3.9	3,460	6.5

Total revenues	131,428	100.0	65,190	100.0	52,980	100.0

Operating expenses:
Selling, general and administrative expenses(3)	25,939	19.7	22,865	35.1	23,823	45.0
Intersegment expenses(4)	24,892	18.9	10,289	15.8	7,532	14.1
Floor closure costs(5)	—	—	4,814	7.3	—	—
Depreciation and amortization	2,031	1.6	2,464	3.8	2,415	4.6

Total operating expenses	52,862	40.2	40,432	62.0	33,770	63.7

Operating income	78,566	59.8	24,758	38.0	19,210	36.3
Other income, net	1,687	1.3	2,686	4.1	1,925	3.6
Income tax expense	28,089	21.4	9,606	14.7	7,397	14.0

Net income(5)	$52,164	39.7%	$17,838	27.4%	$13,738	25.9%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $12.7 million, $11.4 million and $6.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. For a discussion of our related parties, see note 14 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see “— Sources of Revenues — Transactions Fees”.

(3)	Includes compensation and benefits expenses and professional services expenses.

(4)	Intersegment expenses represent fees paid by our energy futures business segment for support provided by the OTC business segment to operate the electronic trading platform used in our energy futures business.

(5)	The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of the open-outcry trading floor in London. Excluding these floor closure charges, net of taxes, our futures business net income for the year ended December 31, 2005 would have been $21.0 million. See “— Non-GAAP Financial Measures”.

During the period following the closure of our open-outcry trading floor, aggregate trading volumes in our energy futures markets have increased substantially as compared to the comparable periods in the prior years. Aggregate futures trading volumes were 92.7 million contracts for the year ended December 31, 2006, a 120.5% increase compared to 42.1 million contracts for the year ended December 31, 2005. Furthermore, because our electronic platform can accommodate substantially greater trading volumes, and the cost of operating our platform is largely fixed, we expect to benefit from increased operating leverage in our energy futures business.

Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the year ended December 31, 2006, the average daily quantity of Brent crude oil traded in our markets was 173.2 million barrels, with an average notional daily value of over $11.5 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes over the past several years. The growth of the ICE Brent Crude futures contract, as well as the launch of our ICE WTI Crude futures contract in February 2006, has allowed us to achieve a 50% market share of the global oil futures contracts traded for the year ended December 31, 2006.

In our energy futures business segment, we earn fees from both counter-parties to each futures contract or option on futures contract that is traded, based on the volume of the commodity underlying the futures or option contract that is traded. In our energy futures business, we refer to these fees as exchange fees. We derived exchange fees of $123.4 million, $57.2 million and $45.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, representing 39.3%, 36.7% and 42.0%, respectively, of our consolidated revenues.

The following table presents the underlying commodity size per futures and options contract traded in our energy futures markets as well as the relevant standard of measure for each contract:

Futures Contract	Size	Measure

ICE Brent Crude	1,000	Barrels
ICE WTI Crude	1,000	Barrels
ICE Gas Oil	1,000	Metric Tonnes
ICE Heating Oil	42,000	Gallons
ICE Natural Gas	1,000	Therms per day
ICE Electricity	1	Megawatt Hours
ICE Unleaded Gasoline Blendstock (RBOB)	42,000	Gallons

Options Contract	Size	Measure

ICE Brent Crude options	1	ICE Brent Crude futures contracts
ICE Gas Oil options	1	ICE Gas Oil futures contracts

The following table presents, for the periods indicated, trading activity in our energy futures markets for commodity type based on the total number of contracts traded:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Number of energy futures contracts traded:
ICE Brent Crude futures	44,346	30,412	25,458
ICE WTI Crude futures(1)	28,673	—	—
ICE Gas Oil futures	18,290	10,972	9,356
Other(2)	1,412	671	727

Total	92,721	42,055	35,541

(1)	A fee waiver applied to trade execution for ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

(2)	Consists primarily of ICE Natural Gas futures, ICE Electricity futures, ICE Heating Oil futures, ICE Unleaded Gasoline Blendstock (RBOB) futures, ICE Coal futures, ICE Brent Crude options, ICE Gas Oil options and ICE ECX CFI futures and option contracts. The ICE ECX CFI Futures contract is the result of a cooperative relationship between ICE Futures and the Chicago Climate Exchange, Inc. and its subsidiary, the European Climate Exchange. ICE Futures shares in the revenue derived from the ICE ECX CFI futures contract.

The following chart presents the energy futures exchange fee revenues by contract traded in our energy futures markets for the periods presented:

Futures Transaction Fee Revenues by Commodity

(1)	Presented net of $2.3 million of exchange fee rebates. For a discussion of these rebates, see “— Sources of Revenues — Transaction Fees.”

(2)	A fee waiver applied to trade execution for the ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Open interest — energy futures contracts:
ICE Brent Crude futures	471	351	336
ICE WTI Crude futures	261	—	—
ICE Gas Oil futures	254	200	164
Other(1)	98	42	35

Total	1,084	593	535

(1)	Consists primarily of ICE Natural Gas futures, ICE Electricity futures, ICE Heating Oil futures, ICE Unleaded Gasoline Blendstock (RBOB) futures, ICE Coal futures, ICE Brent Crude options, ICE Gas Oil options, and ICE ECX CFI futures and option contracts.

We charge exchange fees to ICE Futures’ 45 clearing members for contracts traded for their own account and for contracts traded on behalf of their customers or local traders. As ICE Futures’ operations are currently centered in London, we consider all revenues derived from exchange fees to be generated in the United Kingdom.

Historically, the revenues and expenses generated in our energy futures business have been denominated in pounds sterling, which was the functional currency of ICE Futures and related U.K. subsidiaries through June 2006. We translated these revenues and expenses into U.S. dollars using the average exchange rates for the reporting period. Effective as of July 1, 2006, the functional currency of the majority of our U.K. subsidiaries became the U.S. dollar. The functional currency switched based on various economic factors and circumstances, including the fact that during the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in our key futures contracts, including crude oil and heating oil futures contracts. We no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006 for those U.K subsidiaries that have switched their functional currency to the U.S. dollar. However, gains and losses from foreign currency transactions continue to be included in other income (expense) in our consolidated statements of income. We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our U.K. subsidiaries’ financial statements that are denominated in pounds sterling.

Our OTC Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our OTC business segment:

	Year Ended December 31,
	2006	%	2005	%	2004	%
	(Dollar amounts in thousands)

Revenues(1):
Transaction fees, net(2):
North American natural gas	$117,302	60.0%	$59,911	62.9%	$29,046	49.6%
North American power	27,223	13.9	16,444	17.3	9,462	16.2
Other commodities markets	2,175	1.1	1,851	1.9	5,042	8.6
Electronic trade confirmation	3,509	1.8	1,580	1.7	789	1.3
Order flow agreements shortfall payments	—	—	—	—	1,067	1.8
Intersegment fees	26,704	13.7	11,034	11.6	9,160	15.6
Market data fees	16,168	8.3	2,649	2.8	2,258	3.9
Other	2,366	1.2	1,744	1.8	1,758	3.0

Total revenues	195,447	100.0	95,213	100.0	58,582	100.0

Operating expenses:
Selling, general and administrative expenses(3)	67,451	34.5	40,808	42.9	34,219	58.4
Intersegment expenses	11,221	5.7	1,352	1.4	1,923	3.3
Settlement expense(4)	—	—	15,000	15.8	—	—
Depreciation and amortization	11,671	6.0	12,609	13.2	14,599	24.9

Total operating expenses	90,343	46.2	69,769	73.3	50,741	86.6

Operating income	105,104	53.8	25,444	26.7	7,841	13.4
Other income (expense), net	6,248	3.2	589	0.6	(588)	(1.0)
Income tax expense	33,858	17.3	7,698	8.0	2,509	4.3

Net income(4)	$77,494	39.7%	$18,335	19.3%	$4,744	8.1%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $3.2 million, $6.0 million and $6.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. For a discussion of our related parties, see note 14 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see “— Sources of Revenues — Transaction Fees”.

(3)	Includes compensation and benefits expenses, professional services expenses and patent royalty expenses.

(4)	The financial results for the year ended December 31, 2005 include a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding this charge, net of taxes, our OTC business net income for the year ended December 31, 2005 would have been $27.9 million. See “— Non-GAAP Financial Measures”.

Revenues in our OTC business segment are generated primarily through commission fees earned from trades and from data access fees. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from commission fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. Commission fees are payable by each counterparty to a trade and, for bilateral trades, are generally due within 30 days of the invoice date. We do not risk our own capital by engaging in any trading activities or by extending credit to market participants.

In addition to our commission fees, a participant that chooses to clear a trade must pay a fee to LCH.Clearnet for the benefit of clearing and another for the services of the relevant member clearing firm, or futures commission merchant. Consistent with our energy futures business, we derive no direct revenues from the clearing process and participants pay the clearing fees directly to LCH.Clearnet and the futures commission merchants. However, we believe that the introduction of cleared OTC contracts has attracted new participants to our platform, which has led to increased liquidity in our markets. We believe that the increase in liquidity has led to increased trading volumes in North American natural gas and power traded in our OTC markets. Transaction or commission fees derived from trading in cleared OTC contracts represent an increasing percentage of our total OTC revenues. For the years ended December 31, 2006, 2005 and 2004, these cleared transaction fees represented 71.8%, 69.3% and 47.6% of our total OTC revenues, respectively, net of intersegment fees. We intend to continue to support the introduction of these products in response to the requirements of our participants.

Trading participants located in North America accounted for 96.9% of our OTC commission fee revenues for the year ended December 31, 2006, trading participants located in Europe generated 2.4% of our OTC commission fee revenues for the year ended December 31, 2006, and the remaining 0.7% represents trading participants located primarily in Asia. We derived commission fees for OTC trades executed on our electronic platform of $146.7 million, $78.2 million and $43.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, or 46.7%, 50.2% and 40.2%, respectively, of our consolidated revenues. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded.

The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our OTC markets, measured in the units indicated in the footnotes:

	Year Ended December 31,
	2006	2005	2004
	(In millions)

Total volume — OTC:
North American natural gas(1)	302,591	138,809	63,935
North American power(2)	4,000	2,140	1,153
Global oil and refined products(3)	576	981	926

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Number of OTC contracts traded(4):
North American natural gas	121,047	55,524	25,574
North American power	6,014	3,145	1,683
Global oil	3,443	3,320	3,580
Other(5)	—	10	124

Total	130,504	61,999	30,961

(1)	Measured in million British thermal units, or MMBtu.

(2)	Measured in megawatt hours.

(3)	Measured in equivalent barrels of oil.

(4)	These OTC market volumes are converted into contracts based on the conversion ratios in the table below.

(5)	Consists of the North American weather, European gas and global precious metals commodities markets.

The following table presents the underlying commodity size for selected OTC contracts traded in our OTC markets as well as the relevant standard of measure for such contracts:

OTC Contract	Size	Measure

Financial gas	2,500	MMBtu
Physical gas	2,500	MMBtu
European gas	25,000	Therms per day
East power	800	Megawatt Hours per day
West power	400	Megawatt Hours per day
Crude oil	1,000	Barrels
Refined oil	100	Barrels
Precious metals	1,000	Ounces

The following chart presents the OTC commission fee revenues by commodity traded in our markets for the periods presented:

The following table presents our average weekly open interest for our cleared OTC contracts:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Open interest — cleared OTC contracts:
North American natural gas	2,780	998	533
North American power	546	266	71
Global oil and refined products	19	40	28

Total	3,345	1,304	632

Our Market Data Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Year Ended December 31,
	2006	%	2005	%	2004	%
	(Dollar amounts in thousands)

Revenues(1):
Market data fees	$18,032	61.8%	$11,604	86.2%	$9,691	86.2%
Intersegment fees	11,123	38.2	1,864	13.8	1,546	13.8

Total revenues	29,155	100.0	13,468	100.0	11,237	100.0

Operating expenses:
Selling, general and administrative expenses(2)	2,060	7.1	1,090	8.0	954	8.5
Intersegment expenses	6,118	21.0	6,365	47.3	4,930	43.9
Depreciation and amortization	12	—	10	0.1	10	0.1

Total operating expenses	8,190	28.1	7,465	55.4	5,894	52.5

Operating income	20,965	71.9	6,003	44.6	5,343	47.5
Other income (expense), net	(27)	(0.1)	515	3.8	(9)	(0.1)
Income tax expense	7,328	25.1	2,281	16.9	1,867	16.5

Net income	$13,610	46.7%	$4,237	31.5%	$3,467	30.9%

(1)	We generate revenues from related parties in the ordinary course of our business. Revenues attributable to related parties were $157,000, $198,000 and $178,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For a discussion of our related parties, see note 14 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Includes compensation and benefits expenses and professional services expenses.

We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our energy futures markets. We also earn subscription fee revenues from OTC daily indices, view only access to the OTC markets and OTC and energy futures end of day reports. In addition, we manage the market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Intersegment Fees

Our OTC business segment provides and supports the platform for electronic trading and market data in our futures and market data business segments. Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures and market data businesses. Our energy futures business segment provides access to futures trading volumes to our market data business segment. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.

Sources of Revenues

Our revenues are comprised of transaction fees, market data fees and other revenues.

Transaction Fees

Transaction fees have accounted for, and are expected to continue to account for, a substantial portion of our revenues. Transaction fees consist of exchange fees earned on futures transactions, commission fees earned on OTC transactions, electronic confirmation fees and shortfall payments made under our order flow agreements, which applied through the end of 2004.

We charge commission fees or exchange fees to both the buyer and the seller in each transaction executed on our platform. Commission fees and exchange fees are based on the number of contracts traded during each month multiplied by the commission rate. A change to either our commission rate or to the volume of contracts executed through our platform directly affects the revenues. We also accept transactions that participants execute off-platform but wish to have processed for clearing.

Transaction fees in our energy futures and OTC business segments are presented net of rebates that we issue to customers to generate market liquidity. In November 2004, we implemented a two month fee rebate program when we transitioned the morning ICE Brent Crude futures session exclusively to our electronic platform which resulted in a $2.3 million rebate. We implemented a rebate program in the ICE WTI Crude market that began in April 2006 to promote trading. The ICE WTI Crude market maker rebates continue through June 30, 2007. From time to time we may enter into market-maker agreements with certain participants to make markets in certain contracts on our electronic platform.

Market Data Fees

Market data fees consist of terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our energy futures markets through ICE Data. We invoice these data vendors monthly for terminal fees based on the number of terminals that carry our futures market data. Each data vendor also pays an annual license fee which is deferred and recognized as revenue ratably over the period for which services are provided.

Market data fees consist of data access fees that we have historically charged to participants or customers that were not active traders who were registered to trade or view OTC natural gas and power products on our electronic platform. The data access fees were based on their historical trading activity and the number of users the participant firm had registered to trade on our platform. We recognized the difference between the monthly data access fee for a given participant and the actual amount of commission fees generated by such participant for trading activity in that month as data access revenues. Beginning in March 2006, we changed the methodology for charging OTC data access fees. The OTC data access fees are charged on a per-user basis to those accessing our platform (both trading and view only access). We also began to charge data access fees in our energy futures business segment beginning in February 2006, at the individual user level. The futures data access fees replaced the futures system user fees that were previously charged to our energy futures exchange members.

Market data fees also consist of subscription fees that we receive from market participants who subscribe to our OTC market data services through ICE Data. ICE Data has an exclusive license to use our OTC market data and publishes the ICE Data end of day report, ICE daily indices, as well as market price validation curves, which are available to subscribers for a monthly subscription fee. ICE Data also markets real-time view only screen access to OTC markets and charges subscribers a fee that varies depending on the number of users and the markets accessed at each subscribing company. The revenues we receive from market data fees are deferred and recognized as revenue ratably over the period for which services are provided.

Other Revenues

Other revenues include revenues generated from membership fees charged to our energy futures exchange members, training seminars, communication charges and equipment rentals, trade registration system fees and fees charged to the Chicago Climate Exchange, or CCX.

In our energy futures business, we generate revenues from, among other things, annual membership and subscription fees charged to ICE Futures members. We defer revenues derived from membership and subscription fees and recognize them as revenue ratably over the period for which services are provided. We recognize revenues generated from training seminars and communication charges and equipment rentals relating to our futures business as services are provided. We no longer charge our futures participants for communication and equipment rentals subsequent to the closure of the open-outcry trading floor on April 7, 2005.

Other revenues include fees charged to CCX, a self-regulated exchange that administers a voluntary multi-sector greenhouse gas reduction and trading program for North America. We, through our OTC business segment, have been contracted to provide, design and service CCX’s electronic trading platform in the United States. We charge licensing and service fees in advance to CCX on a monthly basis and these fees are recognized as services are provided. We also have an agreement, through our energy futures business segment, with CCX and its wholly-owned subsidiary, the European Climate Exchange, or ECX, to list certain European emissions contracts on our platform. Under this agreement, we have charged ECX certain operating costs, which represented 25% of the net European emissions membership fees and 25% of the net transaction fees earned from the European emissions contracts traded on our platform. Pursuant to an amendment to this agreement effective June 28, 2006, these amounts charged to ECX have increased to 27.5% and 27.5%, respectively. We also recognize technology development fees as revenues from both CCX and ECX when the development work is completed and accepted.

The trade registration system, or TRS, is owned and administered by a third party and it handles our cleared post-trade administration such as giving up trades to alternate parties, clearing and margining. Beginning in the fourth quarter of 2006, we began invoicing the TRS connection fees, under which we are allowed to keep 50% of the total invoiced fees. We came to terms with the third party and sent out the first set of invoices during the fourth quarter of 2006 and they related to all twelve months of 2006. Going forward, we will invoice the TRS connection fees annually in advance and recognized as revenue ratably over the period for which services are provided.

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

Patent Royalty

In March 2002, we entered into a long-term, non-exclusive licensing agreement with a third party, which granted us the use of the third party’s patent. The patent relates to automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform. Under the agreement, we are required to pay minimum annual license fees of $2.0 million beginning April 5, 2002 through the expiration date of the patent on February 20, 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on our platform. The agreement also includes a clause that requires an additional $2.0 million payment each time that the number of electronic futures contacts covered by the agreement exceeds 25 million contracts in any given year.

Selling, General and Administrative

The major expense categories in selling, general and administrative expenses are cost of hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing expenses. Cost of hosting expenses primarily consist of hosting and participant network expenses. Our hosting expenses include the amounts we pay for the physical facilities, maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Our participant network expenses include the amounts we pay to provide participants with direct connectivity to our platform. Hardware and software support expenses primarily consist of external hardware and software maintenance and support costs and trade registration system costs. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. Marketing expenses primarily consist of advertising, public relations and product promotion campaigns used to promote brand awareness, as well as new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. Other selling, general and administrative costs primarily consist of telephone and communications expense, corporate insurance expense, travel expense, meals and entertainment expense and dues, subscriptions and registration expense.

Depreciation and Amortization

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

We capitalize costs, both internal and external, direct and incremental, related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software, for a period not to exceed three years. We amortize the licensing fees we pay for a non-exclusive license to use our patent related to an automated futures trading system in the United States over the period to which the license fees relate.

Other Income (Expense)

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

Provision for Income Taxes

Our provision for income taxes consists of current and deferred tax provisions relating to federal, state and local taxes, as well as taxes related to foreign subsidiaries. We file a consolidated United States federal income tax return and file state income tax returns on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. Our foreign subsidiaries are based in the United Kingdom and in Canada and we file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. The difference between the statutory income tax rate and our effective tax rate for a given fiscal period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, tax exempt income, state income taxes and the non-deductibility of certain expenses. We have made provisions for U.S. income taxes on the undistributed earnings of our foreign subsidiaries which are not expected to be permanently reinvested.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview

Consolidated net income increased $102.9 million, or 254.5%, to $143.3 million for the year ended December 31, 2006 from $40.4 million for the comparable period in 2005. Net income from our energy futures business segment increased $34.3 million, or 192.4%, to $52.2 million for the year ended December 31, 2006 from $17.8 million for the comparable period in 2005, primarily due to higher transaction fees revenues during the year ended December 31, 2006 and due to the $4.8 million in floor closure costs incurred during the year ended December 31, 2005. Net income from our OTC business segment increased $59.2 million, or 322.7%, to $77.5 million for the year ended December 31, 2006 from $18.3 million for the comparable period in 2005. Net income in our OTC business segment increased primarily due to significantly higher transaction fees revenues during the year ended December 31, 2006 and due to the $15.0 million settlement expense incurred during the year ended December 31, 2005. Net income from our market data business segment increased $9.4 million, or 221.2%, to $13.6 million for the year ended December 31, 2006 from $4.2 million for the comparable period in 2005. Net income in our market data business segment increased primarily due to increased market data sales and data access fees in our OTC business during the year ended December 31, 2006. Consolidated operating income, as a percentage of consolidated revenues, increased to 65.2% for the year ended December 31, 2006 from 36.1% for the comparable period in 2005.

Consolidated net income, as a percentage of consolidated revenues, increased to 45.7% for the year ended December 31, 2006 from 25.9% for the comparable period in 2005.

Our consolidated revenues increased $157.9 million, or 101.3%, to $313.8 million for the year ended December 31, 2006 from $155.9 million for the comparable period in 2005. This increase is primarily attributable to increased trading volumes on our electronic platform and increased market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our cleared OTC contracts and the launch of the ICE WTI Crude futures contract.

Consolidated operating expenses increased to $109.2 million for the year ended December 31, 2006 from $99.7 million for the comparable period in 2005, representing an increase of 9.5%. This increase is primarily attributable to higher compensation expenses during the year ended December 31, 2006 due to an increase in our discretionary bonus accrual and an increase in our employee headcount, an increase in the non-cash compensation expenses relating to the adoption of SFAS No. 123(R) in 2006 and an increase in the patent royalty fees paid in 2006. These increases were partially offset by floor closure costs of $4.8 million incurred in 2005 in connection with our decision to close our open-outcry trading floor in London, and the $15.0 million litigation settlement payment made to EBS in 2005.

Revenues

Transaction Fees

Consolidated transaction fees increased $136.7 million, or 99.8%, to $273.6 million for the year ended December 31, 2006 from $137.0 million for the comparable period in 2005. Transaction fees, as a percentage of consolidated revenues, decreased to 87.2% for the year ended December 31, 2006 from 87.9% for the comparable period in 2005.

Transaction fees generated in our futures business segment increased $66.2 million, or 115.8%, to $123.4 million for the year ended December 31, 2006 from $57.2 million for the comparable period in 2005, while increasing as a percentage of consolidated revenues to 39.3% for the year ended December 31, 2006 from 36.7% for the comparable period in 2005. The increase in transaction fees was primarily due to an increase in our energy futures contract volumes. Energy futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading, the launch of the ICE WTI Crude futures contract in February 2006 and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Volumes in our energy futures business segment increased 120.5% to 92.7 million contracts traded during the year ended December 31, 2006 from 42.1 million contracts traded during the comparable period in 2005. Average transaction fees per trading day increased 113.3% to $482,000 per trading day for the year ended December 31, 2006 from $226,000 per trading day for the comparable period in 2005.

Transaction fees generated in our OTC business segment increased $70.4 million, or 88.3%, to $150.2 million for the year ended December 31, 2006 from $79.8 million for the comparable period in 2005, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 47.9% for the year ended December 31, 2006 from 51.2% for the comparable period in 2005. The number of transactions or trades executed in our OTC business segment increased by 63.0% to 3.8 million trades for the year ended December 31, 2006 from 2.3 million trades for the comparable period in 2005. Average transaction fees per trading day increased 89.1% to $589,000 per trading day for the year ended December 31, 2006 from $312,000 per trading day for the comparable period in 2005. The average revenues per transaction increased 15.1% for the year ended December 31, 2006 as compared to the comparable period in 2005. The increase in average revenues per transaction was due in part to an increased number of higher volume transactions, primarily as a result of market participants generally trading in larger transaction sizes, and a change in the mix of contracts traded, with a larger number of contracts traded related to commodities with higher commission rates.

Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, the launch of new cleared OTC contracts in 2006, increased liquidity brought by new market participants and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Cleared OTC contracts eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. Transaction fees generated by trading in North American natural gas contracts increased $57.4 million, or 95.8%, to $117.3 million for the year ended December 31, 2006 from $59.9 million for the comparable period in 2005. In addition, transaction fees generated by trading in North American power contracts increased $10.8 million, or 65.5%, to $27.2 million for the year ended December 31, 2006 from $16.4 million for the comparable period in 2005.

Revenues derived from electronic trade confirmation fees in our OTC business segment increased $1.9 million to $3.5 million for the year ended December 31, 2006 from $1.6 million for the comparable period in 2005. During the year ended December 31, 2006, 585,009 trades were matched through our electronic trade confirmation service, compared to 409,024 trades during the comparable period in 2005. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, increased to 1.1% for the year ended December 31, 2006 from 1.0% for the comparable period in 2005.

Market Data Fees

Consolidated market data fees increased $19.6 million, or 133.8%, to $34.2 million for the year ended December 31, 2006 from $14.6 million for the comparable period in 2005. This increase was primarily due to increased data access fees in our OTC and energy futures markets, increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our energy futures markets, increased market data fees in our OTC markets from the market price validation service, and increased fees from view only screen access and end of day reports. During the years ended December 31, 2006 and 2005, we recognized $17.6 million and $3.0 million, respectively, in data access fees and terminal fees in our energy futures and OTC business segments. During the year ended December 31, 2006 and 2005, we recognized $11.5 million and $7.5 million, respectively, in terminal and license fees from data vendors. The increase in the market data fees received from data vendors were due to both an increase in the average charge per terminal and an increase in the number of terminals. We also continued to enroll new individual monthly subscribers for our market price validation service and our view only screen access service. Consolidated market data fees, as a percentage of consolidated revenues, increased to 10.9% for the year ended December 31, 2006 from 9.4% for the comparable period in 2005.

Other Revenues

Consolidated other revenues increased $1.7 million, or 39.7%, to $5.9 million for the year ended December 31, 2006 from $4.2 million for the comparable period in 2005. This increase was primarily due to $1.5 million in trade registration system fees which we recognized during the year ended December 31, 2006. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 1.9% for the year ended December 31, 2006 from 2.7% for the comparable period in 2005.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $14.0 million, or 39.2%, to $49.8 million for the year ended December 31, 2006 from $35.8 million for the comparable period in 2005. This increase was primarily due to an increase in the non-cash compensation expenses in accordance with the adoption of SFAS No. 123(R) on January 1, 2006, an increase in our discretionary bonus accrual for the year ended December 31, 2006 as compared to the year ended December 31, 2005, and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $8.8 million for the year ended December 31, 2006 as compared to $1.7 million for the year ended December 31, 2005. Our discretionary bonus expense increased due to an increase in bonus eligible employees and operating results substantially exceeding budgets for the year ended December 31, 2006. Our employee headcount increased from 203 employees as of December 31, 2005 to 226 employees as of December 31, 2006.

We expect that our compensation and benefits expenses will vary from year to year as a percentage of total revenues due to additional employees associated with the growth of our business, accrual of bonuses, and due to non-cash compensation expenses recognized in accordance with SFAS No. 123(R). Over the next year, we expect compensation and benefits expenses to increase from current levels. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 15.9% for the year ended December 31, 2006 from 22.9% for the comparable period in 2005 primarily due to our increased revenues.

Professional Services

Consolidated professional services expenses increased $1.3 million, or 12.6%, to $11.4 million for the year ended December 31, 2006 from $10.1 million for the comparable period in 2005. This increase was primarily due to costs that we incurred to comply with the Sarbanes-Oxley Act of 2002 and other costs associated with being a public company, partially offset by an aggregate decrease in legal fees related to litigation with NYMEX and EBS, the former of which was dismissed by a ruling in our favor on a motion for summary judgment in the third quarter of 2005, which is currently on appeal by NYMEX, and the latter of which was settled in the second quarter of 2005. Even with these additional public company expenses, we anticipate that professional services expenses will decrease slightly in the current and future periods due to the reduction in legal fees due to our settlement of the EBS case and the court’s grant of summary judgment in our favor on all claims asserted against it by NYMEX, notwithstanding NYMEX’s current appeal of the decision and due to lower Sarbanes-Oxley Act fees in future years. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.6% for the year ended December 31, 2006 from 6.5% for the comparable period in 2005.

Patent Royalty

Patent royalty expenses increased $7.5 million to $9.0 million for the year ended December 31, 2006 from $1.5 million for the comparable period in 2005. The royalty payments under the patent licensing agreement increased due to increased energy futures volumes following the launch of exclusive electronic trading during 2005 and due to the launch of the ICE WTI Crude futures contract during February 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, increased to 2.9% for the year ended December 31, 2006 from 1.0% for the comparable period in 2005. We expect our patent royalty expenses to decrease in future periods due to the expiration of the eSpeed patent licensing agreement in February 2007.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $7.9 million, or 45.3%, to $25.3 million for the year ended December 31, 2006 from $17.4 million for the comparable period in 2005. This increase was primarily due to increased costs of hosting expenses, hardware and software support expenses, bad debt expenses, insurance expenses and travel and entertainment expenses and resulted from the growth of our business. We expect our selling, general and administrative expenses to increase in absolute terms in future periods in connection with the growth of its business. As a percentage of total revenues, our selling, general and administrative expenses may decrease in future periods due to anticipated revenue growth in excess of the selling, general and administrative expenses growth. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 8.1% for the year ended December 31, 2006 from 11.2% for the comparable period in 2005.

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

Depreciation and Amortization

Consolidated depreciation and amortization expenses decreased $1.4 million, or 9.1%, to $13.7 million for the year ended December 31, 2006 from $15.1 million for the comparable period in 2005. This decrease was due to certain property and equipment purchased in 2002 and 2003 with estimated useful lives of three years becoming fully depreciated over the course of 2005 and 2006. The amortization of the eSpeed patent license fee, included in depreciation and amortization expense, totaled $2.2 million for the year ended December 31, 2006 and $2.0 million for the year ended December 31, 2005. We anticipate that depreciation and amortization expenses will increase in the future periods due to increased capital expenditures in 2006 and in the foreseeable future, partially offset by the expiration of the eSpeed patent in February 2007. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 4.4% for the year ended December 31, 2006 from 9.7% for the comparable period in 2005.

Other Income

Consolidated other income increased $4.1 million, or 108.7%, to $7.9 million for the year ended December 31, 2006 from $3.8 million for the comparable period in 2005. The increase in other income was primarily due to an increase in interest and investment income and a decrease in interest expense. Interest and investment income increased $5.5 million from the prior year primarily due to an increase in our cash balances from the net proceeds received from our initial public offering of common stock in November 2005 and from the cash flows generated from operations during the year ended December 31, 2006. The level of interest rates in the United States has increased throughout 2006 and this has had an impact on our interest and investment income. Our investments during the year ended December 31, 2006 also included more taxable investments which generally earn a higher pre-tax interest rate than the tax exempt investments that we primarily invested in during the year ended December 31, 2005. Also, in connection with the change in our functional currency of the majority of the U.K. subsidiaries to the U.S. dollar on June 30, 2006, we converted the majority of our cash in the U.K. from pounds sterling denominated investments to U.S. dollar denominated investments. The majority of our U.K. pounds sterling investments had lower interest rates commensurate with the lower U.K. interest rates over the last year. Interest expense decreased $382,000 from the prior year primarily due to the remaining $13.0 million outstanding balance under the Wachovia revolving credit agreement being paid off with a portion of the proceeds from our initial public offering of common stock in November 2005.

The increase in other income was partially offset by foreign currency transaction losses recognized during the year ended December 31, 2006. ICE recognized net foreign currency transaction losses of $288,000 for the year ended December 31, 2006 as compared to net foreign currency transaction gains of $1.5 million for the year ended December 31, 2005. The foreign currency transaction gains and losses primarily related to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. Through June 30, 2006, the functional currency of our foreign subsidiaries was pounds sterling. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.8128 for the year ended December 31, 2005 to 1.8543 for the year ended December 31, 2006.

Income Taxes

Consolidated tax expense increased $49.7 million to $69.3 million for the year ended December 31, 2006 from $19.6 million for the comparable period in 2005, primarily due to the increase in our pre-tax income. Our effective tax rate was 32.6% for both the year ended December 31, 2006 and 2005. The effective tax rate for the year ended December 31, 2006 is lower than the statutory rate primarily due to our decision to reinvest $51 million in undistributed overseas earnings of our foreign subsidiaries during 2006, tax exempt income and favorable state rates. The effective tax rate for the year ended December 31, 2005 is lower than the statutory rate primarily due to an increase in federal and state research and development tax credits.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Overview

Consolidated net income increased $18.5 million, or 84.1%, to $40.4 million for the year ended December 31, 2005 from $21.9 million for the comparable period in 2004. Net income from our energy futures business segment increased $4.1 million, or 29.8%, to $17.8 million for the year ended December 31, 2005 from $13.7 million for the comparable period in 2004, primarily due to higher transaction fees revenues, which were partially offset by $4.8 million in floor closure costs incurred in connection with the closure of our open-outcry trading floor. Net income from our OTC business segment increased $13.6 million to $18.3 million for the year ended December 31, 2005 from $4.7 million for the comparable period in 2004. Net income in our OTC business segment increased primarily due to significantly higher transaction fee revenues, which were substantially offset by a $15.0 million settlement expense incurred for the year ended December 31, 2005. Net income from our market data business segment increased $770,000, or 22.2%, to $4.2 million for the year ended December 31, 2005 from $3.5 million for the comparable period in 2004. Net income in our market data business segment increased primarily due to increased market data sales in our OTC business. Consolidated operating income, as a percentage of consolidated revenues, increased to 36.1% for the year ended December 31, 2005 from 29.9% for the comparable period in 2004. Consolidated net income, as a percentage of consolidated revenues, increased to 25.9% for the year ended December 31, 2005 from 20.2% for the comparable period in 2004.

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

Transaction fees generated in our energy futures business segment increased $11.7 million, or 25.7%, to $57.2 million for the year ended December 31, 2005 from $45.5 million for the comparable period in 2004, while declining as a percentage of consolidated revenues to 36.7% for the year ended December 31, 2005 from 42.0% for the comparable period in 2004. The increase in transaction fees was primarily due to an increase in our energy futures contract volumes. Energy futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading and due to weather-related volatility. Volumes in our energy futures business segment increased 18.3% to 42.1 million contracts traded during the year ended December 31, 2005 from 35.5 million contracts traded during the comparable period in 2004. Average transaction fees per trading day increased 26.2% to $226,000 per trading day for the year ended December 31, 2005 from $179,000 per trading day for the comparable period in 2004.

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

Market Data Fees

Consolidated market data fees increased $2.3 million, or 19.1%, to $14.6 million for the year ended December 31, 2005 from $12.3 million for the comparable period in 2004. This increase was primarily due to increased market data fees in our OTC markets from the introduction of the market price validation service, and due to increased fees from data access, view only screen access and end of day reports. The increase in data access fee revenue was primarily due to the growth in fees received in our OTC business segment and, to a lesser extent, due to the growth in system user fees to ICE Futures members who access our electronic platform. The monthly weighted-average number of participants required to pay monthly market data access fees increased 16.5% to 247 for the year ended December 31, 2005 from 212 for the comparable period in 2004. We continued to increase both the number of participants subject to monthly data access fees as well as the number of users accessing the platform at these participants. During the years ended December 31, 2005 and 2004, we recognized $2.6 million and $2.3 million, respectively, in monthly market data access fees in our OTC business segment and $389,000 and $341,000, respectively, in system user fees in our energy futures business segment. Market price validation was launched in March 2004 and 28 companies subscribed to this service as of December 31, 2005. The number of companies that subscribe to view only screen access increased 12.5% to 225 as of December 31, 2005 from 200 as of December 31, 2004. We also continued to enroll new individual monthly subscribers for these services within existing subscriber companies. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 9.4% for the year ended December 31, 2005 from 11.3% for the comparable period in 2004.

Other Revenues

Consolidated other revenues decreased $971,000, or 18.6%, to $4.2 million for the year ended December 31, 2005 from $5.2 million for the comparable period in 2004. This decrease was primarily due to a $950,000 reduction in the communication charges and equipment rentals to ICE Futures members following the closure of our open-outcry trading floor. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 2.7% for the year ended December 31, 2005 from 4.8% for the comparable period in 2004.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $5.7 million, or 18.9%, to $35.8 million for the year ended December 31, 2005 from $30.1 million for the comparable period in 2004. This increase was primarily due to an increase in our discretionary bonus accrual for the year ended December 31, 2005 as compared to the year ended December 31, 2004, and to a lesser extent, an increase in our employee headcount. During the year ended December 31, 2005, we had a month-end average of 200 employees, compared to a month-end average of 193 employees during the year ended December 31, 2004. Our discretionary bonus expense increased due to the completion of our initial public offering of common stock, an increase in bonus eligible employees and operating results substantially exceeding budgets for the year ended December 31, 2005. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 22.9% for the year ended December 31, 2005 from 27.7% for the comparable period in 2004 primarily due to our increased revenues.

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

Patent Royalty

Patent royalty expenses increased to $1.5 million for the year ended December 31, 2005 from $32,000 for the comparable period in 2005. The royalty payments under the patent licensing agreement increased due to increased energy futures volumes following the launch of exclusive electronic trading during 2005. Consolidated patent royalty expenses, as a percentage of consolidated revenues, increased to 1.0% for the year ended December 31, 2005.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $817,000, or 4.9%, to $17.4 million for the year ended December 31, 2005 from $16.6 million for the comparable period in 2004. This increase was primarily due to the market-maker program that we initiated during 2004 and increased marketing efforts relating to our transition to exclusive electronic trading in energy futures. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 11.2% for the year ended December 31, 2005 from 15.3% for the comparable period in 2004.

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

Income Taxes

Consolidated tax expense increased $7.8 million to $19.6 million for the year ended December 31, 2005 from $11.8 million for the comparable period in 2004, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 32.6% for the year ended December 31, 2005 from 34.9% for the comparable period in 2004. The effective tax rate for the year ended December 31, 2005 is lower than the statutory rate primarily due to an increase in anticipated federal and state research and development tax credits, and due to the $2.0 million tax benefit recognized on the repatriation of certain foreign earnings under the American Jobs Creation Act of 2004, or the Jobs Act. This was offset by a $2.0 million increase in our estimate of U.S. residual taxes due on the remaining undistributed earnings of our foreign subsidiaries. The decrease in the effective tax rate from the year ended December 31, 2004 to the year ended December 31, 2005 was also primarily due to an increase in anticipated research and development tax credits during the year ended December 31, 2005 as compared to the year ended December 31, 2004 and due to the Jobs Act tax benefit, partially offset by the increase in our residual taxes on the foreign undistributed earnings.

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

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005(1)	2005
	(In thousands)

Revenues:
Transaction fees, net:
Futures:
ICE Brent Crude futures	$18,003	$17,357	$15,290	$13,476	$10,715	$11,731	$10,390	$8,498
Other futures products and options	19,697	19,832	14,282	5,483	4,504	4,312	3,480	3,560
OTC:
North American natural gas	35,655	36,955	26,369	18,323	16,566	18,466	14,008	10,871
North American power	7,891	8,088	6,411	4,833	3,734	5,177	4,287	3,246
Other commodities markets	610	717	410	438	287	536	475	552
Electronic trade confirmation services	943	989	895	682	390	437	395	358
Market data fees	9,647	9,748	8,819	6,022	3,972	3,728	3,460	3,482
Other	2,818	976	1,115	1,025	1,094	858	1,035	1,261

Total revenues	95,264	94,662	73,591	50,282	41,262	45,245	37,530	31,828

Operating expenses:
Compensation and benefits	14,214	12,987	11,932	10,617	9,938	9,416	8,513	7,886
Professional services	2,671	2,799	3,235	2,690	1,950	2,424	2,551	3,199
Patent royalty	2,676	3,151	2,198	1,014	565	603	297	27
Selling, general and administrative	7,629	7,016	5,501	5,120	4,246	4,267	4,531	4,350
Floor closure costs	—	—	—	—	—	—	4,814	—
Settlement expense	—	—	—	—	—	—	15,000	—
Depreciation and amortization	3,890	3,327	3,309	3,188	3,655	3,673	3,797	3,958

Total operating expenses	31,080	29,280	26,175	22,629	20,354	20,383	39,503	19,420

Operating income (loss)	64,184	65,382	47,416	27,653	20,908	24,862	(1,973)	12,408
Other income (expense), net	3,216	2,731	853	1,108	911	714	1,173	992
Income tax expense (benefit)	18,408	24,468	17,302	9,097	6,959	8,755	(659)	4,530

Net income (loss)	$48,992	$43,645	$30,967	$19,664	$14,860	$16,821	$(141)	$8,870

(1)	The financial results for the three months ended June 30, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London, and a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding these charges, net of taxes, our net income for the three months ended June 30, 2005 would have been $12.6 million. See “ — Non-GAAP Financial Measures”.

Liquidity and Capital Resources

Since our inception we have financed our operations, growth and cash needs primarily through income from operations, borrowings under a former related-party loan agreement and borrowings under our revolving credit facility. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions, and marketing and development of our electronic platform. We may need to incur additional debt or issue additional equity to make strategic acquisitions or investments in the future. We financed the cash portion of the merger with NYBOT with cash on hand and borrowings under a senior unsecured credit facility discussed below.

Cash and Cash Equivalents, Short-Term Investments, Restricted Cash and Restricted Short-Term Investments

We had consolidated cash and cash equivalents of $204.3 million and $20.0 million as of December 31, 2006 and 2005, respectively. We had $77.4 million and $111.2 million in short-term investments as of December 31, 2006 and 2005, respectively, $2.3 million in long-term investments as of December 31, 2005, and $16.2 million and $12.6 million in restricted cash as of December 31, 2006 and 2005, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with remaining maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted cash.

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

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Net cash provided by (used in):
Operating activities	$145,924	$49,812	$40,161
Investing activities	(27,628)	(117,120)	(4,777)
Financing activities	63,104	30,329	(20,324)
Effect of exchange rate changes	2,855	(4,218)	1,226

Net increase (decrease) in cash and cash equivalents	$184,255	$(41,197)	$16,286

Operating Activities

Consolidated net cash provided by operating activities was $145.9 million, $49.8 million and $40.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $96.1 million increase in net cash provided by operating activities for the year ended December 31, 2006 from the comparable period in 2005 is primarily due to the $59.2 million increase in the OTC business segment’s net income and the $34.3 million increase in the energy futures business segment’s net income for the year ended December 31, 2006 from the comparable period in 2005. The $9.7 million increase in net cash provided by operating activities for the year ended December 31, 2005 from the comparable period in 2004 is primarily due to the $13.6 million increase in the OTC business segment’s net income and the $4.1 million increase in the energy futures business segment’s net income for the year ended December 31, 2005 from the comparable period in 2004.

Investing Activities

Consolidated net cash used in investing activities was $27.6 million, $117.1 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. These activities primarily relate to sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had a net decrease (increase) in investments classified as available-for-sale of $36.9 million, ($107.8 million) and $6.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and a net (increase) decrease in restricted cash of ($3.6 million), $4.4 million and ($4.7 million), respectively, due to changes in the restricted cash balances between periods. We incurred capitalized software development costs of $7.4 million, $5.1 million and $4.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. We had capital expenditures of $12.4 million, $8.6 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Financing Activities

Consolidated net cash provided by (used in) financing activities was $63.1 million, $30.3 million and ($20.3 million) for the years ended December 31, 2006, 2005 and 2004, respectively. Consolidated net cash provided by financing activities for the year ended December 31, 2006 primarily relates to the $41.0 million excess tax benefits from stock-based compensation and $21.8 million in proceeds from the exercise of common stock options. Consolidated net cash provided by financing activities for the year ended December 31, 2005 primarily relates to the $55.1 million in net proceeds received from the issuance of our common stock in the initial public offering in November 2005, partially offset by the repayment of our $25.0 million revolving credit facility. Consolidated net cash used in financing activities for the year ended December 31, 2004 primarily relates to $43.5 million paid in connection with the redemption of the Class B redeemable common stock, partially offset by $25.0 million in cash drawn down under our revolving credit facility.

Loan Agreements

On November 17, 2004, we entered into a $25.0 million revolving credit agreement, or the Facility, with Wachovia Bank, National Association, or Wachovia. The Facility was amended on October 18, 2005 to increase the amount up to $50.0 million. We borrowed $25.0 million under the Facility on November 23, 2004. We repaid $12.0 in January 2005 with excess cash and the remaining $13.0 million in November 2005, using a portion of the proceeds from our November 2005 initial public offering of common stock.

In connection with the closing of the merger with NYBOT, on January 12, 2007, we entered into a Credit Agreement, or the Credit Agreement, with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million. In connection with the merger with NYBOT, we used the proceeds of the $250.0 million term loan facility to finance a portion of the cash component of the merger consideration. Under the terms of the Credit Agreement, we can borrow an aggregate principal amount of up to an additional $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger, which is January 12, 2010. In connection with our entry into the Credit Agreement, we terminated the $50.0 million Facility with Wachovia, under which no borrowings were outstanding.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make capital expenditures ranging between an aggregate of $25 million and $30 million in 2007 to support the continued expansion of our energy futures, soft commodity futures, OTC and market data businesses. We expect that these expenditures will focus on the integration of NYBOT, further expansion of our electronic futures and OTC participant base, the expansion of distribution opportunities via the possible acquisition of existing businesses, the addition of products in our market data services business, and the provision of back office service systems as well as technical improvements to, and enhancements of, our existing systems, products and services. We expect our capitalized software development costs to remain relatively consistent with our 2006 software development costs.

We believe that cash flows from operations and the net proceeds of our November 2005 initial public offering will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2008. Our $250.0 million revolving credit agreement is currently the only agreement or arrangement that we have with third parties to provide us with sources of liquidity and capital resources. We currently have no borrowings under this revolving credit agreement. In the event that we consummate any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to help raise the necessary funds. We cannot assure you that we will be able to obtain any such financing on acceptable terms or at all.

Off-Balance Sheet Entities

We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2006:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Operating leases	$8,949	$2,815	$3,487	$2,517	$130

Total contractual cash obligations	$8,949	$2,815	$3,487	$2,517	$130

Non-GAAP Financial Measures

We provide adjusted net income, adjusted earnings per common share on adjusted net income and adjusted earnings per common share on net income as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to its financial condition and results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because the floor closure costs and the settlement expense described below do not reflect historical operating performance. While adjustments to the redeemable stock put described below have been recorded in prior years, they were recorded while the redeemable stock put remained outstanding. The redeemable stock put was terminated in November 2005. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles or GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto.

When viewed with our GAAP results and the accompanying reconciliation, we believe adjusted net income and adjusted earnings per share provides a more complete understanding of factors affecting our business than GAAP measures alone. Management uses adjusted net income and adjusted earnings per share to evaluate operating performance and management decisions made during the reporting period by excluding certain items that we believe have less significance on the day-to-day performance of our business. Our internal budgets are based on adjusted net income and adjusted earnings per share, and we communicate our adjusted net income and adjusted earnings per share to our board of directors. In addition, adjusted net income and adjusted earnings per share is among the criteria used in determining performance-based compensation. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted net income and adjusted earnings per share, to assess operating performance. Adjusted net income and adjusted earnings per share may be helpful in more clearly highlighting trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since adjusted net income and adjusted earnings per share eliminates from our results specific financial items that, in our opinion, have less bearing on our operating performance.

Adjusted Net Income

Adjusted net income is calculated by adding net income and two nonrecurring items, floor closure costs and settlement expense, presented net of tax. We do not believe these items are representative of our future operating performance since both costs were incurred for specific reasons outside of historical operations. We believe that the floor closure costs and the settlement expense are unusual expenses and they are not representative of historical operating performance.

Adjusted Earnings Per Share — Redeemable Stock Put

Adjusted earnings per common share are calculated as (i) net income divided by the weighted average common shares outstanding and (ii) adjusted net income divided by the weighted average common shares outstanding. These calculations exclude the redemption adjustments relating to the redeemable stock put, which are used to determine the net income available to common shareholders. While the redemption adjustments to retained earnings have been recorded in prior periods, no further adjustments will be recorded following the termination of the redeemable stock put in connection with our initial public offering. As a result, we believe that it is appropriate to exclude this non-cash item to provide shareholders with an adjusted earnings per share calculation. We have no plans to issue a redeemable stock put in the future.

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

Recently Adopted Accounting Pronouncements

Prior to January 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expenses have been recognized in our consolidated statements of income for stock options because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. We adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As stock-based compensation expenses recognized in the consolidated statement of income for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. At the adoption of SFAS No. 123(R), we were required to record a cumulative adjustment to reverse compensation costs that would not have been recorded if forfeitures had been estimated in prior periods. Therefore, we recorded a cumulative adjustment of $440,000 for the year ended December 31, 2006 to reduce compensation costs that were actually recognized in our consolidated financial statements during 2004 and 2005 relating to restricted stock compensation expense amortization.

No unearned compensation is included in stockholders’ equity under SFAS No. 123(R) for stock options and restricted stock awards granted. Rather, such stock options and restricted stock awards and units are recorded in stockholders’ equity under SFAS No. 123(R) when services required from employees and directors in exchange for the awards are rendered and expensed. Upon the adoption of SFAS No. 123(R) on January 1, 2006, we reversed the December 31, 2005 $6.9 million deferred stock compensation balance by a charge to additional paid-in capital.

Employee and director stock-based compensation expenses recognized under SFAS No. 123(R), for both stock options and restricted stock, in the consolidated statement of income for the year ended December 31, 2006, was $8.8 million. Employee and director stock-based compensation expenses recognized on the restricted stock in the consolidated statement of income for the years ended December 31, 2005 and 2004 was $1.7 million and $374,000, respectively. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As of December 31, 2006, there were $12.4 million and $12.4 million in total unrecognized compensation costs related to stock options and restricted stock, respectively. These costs are expected to be recognized over a weighted average period of 2.6 years and 2.4 years as the stock options and restricted stock, respectively, vest.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effects, if any, of applying this interpretation is required to be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected impact of FIN 48 on our consolidated financial statements upon adoption on January 1, 2007 and are currently not yet in a position to determine such effects.

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

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This position requires that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 31, 2006, and interim periods within those fiscal years. We do not expect EITF 00-19-2 to have a material impact on our consolidated financial statements.

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

We periodically evaluate acquired intangible assets for indications of potential impairment. In assessing the recoverability of the goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. Future events could cause us to conclude that indications of impairment exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. Our goodwill and other intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more often if events or changes in circumstances indicate that value may be impaired. Such evaluation includes comparing the fair value of a reporting unit with its carrying value and analyzing expected future discounted cash flows at the reporting unit level. The reporting unit level for our goodwill and the majority of our other intangible assets is the energy futures business segment, which relates to the operations of our subsidiary, ICE Futures. This analysis has not resulted in an impairment through December 2006.

As of December 31, 2006, we had goodwill of $79.6 million and net other intangible assets of $1.6 million relating to our acquisition of ICE Futures in 2001 and our purchase of trademarks and internet domain names from various third parties in 2003. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we no longer amortize goodwill or other intangible assets with indefinite useful lives. We recognize specifically identifiable intangibles when a specific right or contract is acquired. These intangibles are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives, which are estimated to be five years.

The goodwill and other intangible assets balances have increased since our acquisition of ICE Futures due to translation adjustments. Under SFAS No. 52, Foreign Currency Translation, following a business combination, the amounts allocated as of the acquisition date to the assets acquired and liabilities assumed, including goodwill and other intangible assets, should be translated as if the purchase adjustments were recorded directly on the books of the foreign subsidiary. The appreciation of pounds sterling relative to the U.S. dollar in previous years has increased our goodwill and other intangibles with a corresponding increase primarily to accumulated other comprehensive income. The translation adjustments have also resulted in additional amortization expenses being recognized on the increase in the definite-lived other intangible assets since 2001. In connection with the switch in the functional currency of ICE Futures to the U.S. dollar on July 1, 2006, there will no longer be any translation adjustments to the goodwill and other intangible assets balances subsequent to June 30, 2006.

Capitalized Software Development Costs

We capitalize costs related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $7.4 million, $5.1 million and $4.8 million during the years ended December 31, 2006, 2005 and 2004, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

We review our capitalized software development costs and our other long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of our long-lived assets should be assessed. We also write down our property and equipment, including computers, network equipment, and software, for estimated impairment. Our judgments about impairment are based in part on subjective assessments of the usefulness of the relevant software and may differ from comparable assessments made by others. We have not recorded any impairment charges since our formation. To analyze recoverability, we estimate undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of assets to their estimated fair value with a corresponding charge to earnings. We believe that our capitalized software development costs and our other long-lived assets are appropriately valued in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash, long-term investments and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, and restricted cash. As of December 31, 2006 and 2005, our cash and cash equivalents, short-term and long-term investments and restricted cash, were $297.8 million and $146.1 million, respectively, of which $23.5 million and $35.9 million, respectively, were denominated in pounds sterling. The remaining investments are denominated in U.S. dollars. We would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk

The revenues, expenses and financial results of ICE Futures and the other U.K. subsidiaries have historically been denominated in pounds sterling, the functional currency of ICE’s U.K. subsidiaries. We had foreign currency translation risk equal to our net investment in our subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of December 31, 2006 and 2005, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $29.9 million and $21.3 million, respectively. The period-end foreign currency exchange rate for pounds sterling to the U.S. dollar decreased from 1.9160 as of December 31, 2004 to 1.7188 as of December 31, 2005 and increased to 1.9586 as of December 31, 2006.

Effective as of July 1, 2006, the functional currency of the majority of our U.K. subsidiaries’ became the U.S. dollar. The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with us, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets as the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency switched based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar. However, gains and losses from foreign currency transactions will continue to be included in other income (expense) in the consolidated statements of income.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction (losses) gains of ($288,000), $1.5 million and ($1.4 million) for the years ended December 31, 2006, 2005 and 2004, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar decreased from 1.8296 for the year ended December 31, 2004 to 1.8128 for the year ended December 31, 2005 and then increased to 1.8543 for the year ended December 31, 2006.

We have historically generated a significant portion of our revenues from sales to participants located outside of the United States, principally in the United Kingdom. Of our consolidated revenues, 7.2%, 38.3% and 46.1% were denominated in pounds sterling for the years ended December 31, 2006, 2005 and 2004, respectively. Of our consolidated operating expenses, 29.8%, 48.1% and 44.4% were denominated in pounds sterling for the years ended December 31, 2006, 2005 and 2004, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. Beginning in the second quarter of 2006, we began to charge exchange fees in U.S. dollars rather than in pounds sterling in its key futures contracts, including crude oil and heating oil contracts. All sales in our business are now denominated in U.S. dollars, except for some small futures contracts in its futures business segment. We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our U.K subsidiaries financial statements that are denominated in pounds sterling. Our U.K. operations in some instances function as a natural hedge because we generally holds an equal amount of monetary assets and liabilities that are denominated in pounds sterling.

In the past, we have historically entered into hedging transactions to help mitigate our foreign exchange risk exposure. During the year ended December 31, 2004, we entered into foreign currency hedging activities primarily to protect our net investment in our foreign subsidiaries. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we are required to recognize all derivative financial instruments as either assets or liabilities on our consolidated balance sheets at fair value. The effective portion of any gain or loss on these derivative financial instruments, which have been designated as a hedge of a net investment in foreign operations, are reflected in accumulated other comprehensive income. Any ineffective portion of any gain or loss on these derivative financial instruments is recognized in earnings. We do not hold or issue any derivative financial instruments for trading purposes.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2007 Proxy Statement.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2006.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by our shareholders. Ernst & Young LLP has audited and reported on our consolidated financial statements, management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

/s/  Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chairman of the Board and
Chief Executive Officer
February 22, 2007

/s/  Richard V. Spencer
Richard V. Spencer
Senior Vice President,
Chief Financial Officer
February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
IntercontinentalExchange, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that IntercontinentalExchange, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IntercontinentalExchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that IntercontinentalExchange, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IntercontinentalExchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 of IntercontinentalExchange, Inc. and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS

Board of Directors and Shareholders
IntercontinentalExchange, Inc.

We have audited the accompanying consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 12 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No.  123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 22, 2007

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$204,257	$20,002
Restricted cash	16,193	12,578
Short-term investments	77,354	111,181
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $985 and $261 at December 31, 2006 and 2005, respectively	31,673	13,000
Related-parties	448	1,773
Asset held for sale	3,698	—
Prepaid expenses and other current assets	7,294	5,481

Total current assets	340,917	164,015

Property and equipment, net	26,280	20,348

Other noncurrent assets:
Goodwill	79,575	73,967
Other intangible assets, net	1,551	2,087
Long-term investments	—	2,296
Cost method investments	38,738	1,674
Noncurrent deferred tax asset, net	127	—
Other noncurrent assets	6,023	1,383

Total other noncurrent assets	126,014	81,407

Total assets	$493,211	$265,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,406	$1,697
Accrued salaries and benefits	18,135	8,916
Accrued liabilities	11,822	5,396
Income taxes payable	2,991	8,512
Current deferred tax liability, net	908	676
Deferred revenue	2,637	1,197

Total current liabilities	37,899	26,394

Noncurrent liabilities:
Noncurrent deferred tax liability, net	—	5,450
Other noncurrent liabilities	844	1,303

Total noncurrent liabilities	844	6,753

Total liabilities	38,743	33,147

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 59,596 and 18,400 shares issued at December 31, 2006 and 2005, respectively; 58,125 and 18,400 shares outstanding at December 31, 2006 and 2005, respectively	596	184
Class A common stock, Series 1, $0.01 par value; 5,725 shares authorized; no shares issued and outstanding at December 31, 2006; 2,863 shares issued and outstanding at December 31, 2005	—	29
Class A common stock, Series 2, $0.01 par value; 75,000 shares authorized; no shares issued and outstanding at December 31, 2006; 35,782 shares issued at December 31, 2005 and 34,248 shares outstanding at December 31, 2005	—	358
Treasury stock, at cost; 1,471 and 1,534 shares at December 31, 2006 and 2005, respectively	(9,748)	(5,541)
Additional paid-in capital	245,030	177,602
Deferred stock compensation	—	(6,899)
Retained earnings	191,179	47,911
Accumulated other comprehensive income	27,411	18,979

Total shareholders’ equity	454,468	232,623

Total liabilities and shareholders’ equity	$493,211	$265,770

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Transaction fees, net (including $13,657, $15,411 and $10,861 with related-parties in 2006, 2005 and 2004, respectively)	$273,629	$136,976	$90,906
Market data fees (including $412, $198 and $178 with related-parties in 2006, 2005 and 2004, respectively)	34,236	14,642	12,290
Other (including $1,984, $1,934 and $2,168 with related-parties in 2006, 2005 and 2004, respectively)	5,934	4,247	5,218

Total revenues	313,799	155,865	108,414

Operating expenses:
Compensation and benefits	49,750	35,753	30,074
Professional services	11,395	10,124	12,312
Patent royalty	9,039	1,491	32
Selling, general and administrative	25,266	17,395	16,578
Floor closure costs	—	4,814	—
Settlement expense	—	15,000	—
Depreciation and amortization	13,714	15,083	17,024

Total operating expenses	109,164	99,660	76,020

Operating income	204,635	56,205	32,394

Other income (expense):
Interest and investment income	8,565	3,090	2,885
Interest expense	(231)	(613)	(137)
Other income (expense), net	(426)	1,313	(1,420)

Total other income, net	7,908	3,790	1,328

Income before income taxes	212,543	59,995	33,722
Income tax expense	69,275	19,585	11,773

Net income	$143,268	$40,410	$21,949

Redemption adjustments to redeemable stock put	—	(61,319)	—

Net income (loss) available to common shareholders	$143,268	$(20,909)	$21,949

Earnings (loss) per common share:
Basic	$2.54	$(0.39)	$0.42

Diluted	$2.40	$(0.39)	$0.41

Weighted average common shares outstanding:
Basic	56,474	53,218	52,865

Diluted	59,599	53,218	53,062

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

												Accumulated Other
			Class A									Comprehensive Income
			Common		Class A							Net Unrealized Gain (Loss) from
	Common		Stock,		Common Stock,				Additional	Deferred		Foreign	Available-	Net	Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Investment	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Securities	Hedges	Equity

Balance, January 1, 2004	—	$—	2,863	$29	51,534	$515	(1,534)	$(5,541)	$33,445	$(34)	$46,871	$26,350	$—	$(441)	$101,194
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	10,693	—	(2,075)	8,618
Exercise of common stock options	—	—	—	—	3	—	—	—	14	—	—	—	—	—	14
Issuance of restricted stock	—	—	—	—	—	—	—	—	6,427	(6,427)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	374	—	—	—	—	374
Net income	—	—	—	—	—	—	—	—	—	—	21,949	—	—	—	21,949

Balance, December 31, 2004	—	—	2,863	29	51,537	515	(1,534)	(5,541)	39,886	(6,087)	68,820	37,043	—	(2,516)	132,149
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(15,705)	91	66	(15,548)
Exercise of common stock options	—	—	—	—	145	2	—	—	864	—	—	—	—	—	866
Issuance of restricted stock	—	—	—	—	—	—	—	—	2,837	(2,467)	—	—	—	—	370
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,655	—	—	—	—	1,655
Redemption adjustments to redeemable stock put	—	—	—	—	—	—	—	—	—	—	(61,319)	—	—	—	(61,319)
Cancellation of redeemable stock put	—	—	—	—	—	—	—	—	78,901	—	—	—	—	—	78,901
Issuance of common stock	2,500	25	—	—	—	—	—	—	55,114	—	—	—	—	—	55,139
Conversion of Class A common stock, Series 2 into common stock	15,900	159	—	—	(15,900)	(159)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	40,410	—	—	—	40,410

Balance, December 31, 2005	18,400	184	2,863	29	35,782	358	(1,534)	(5,541)	177,602	(6,899)	47,911	21,338	91	(2,450)	232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	8,525	(93)	—	8,432
Exercise of common stock options	2,407	24	—	—	103	1	(3)	(188)	21,981	—	—	—	—	—	21,818
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 and Series 2 into common stock	38,748	388	(2,863)	(29)	(35,885)	(359)	—	—	—	—	—	—	—	—	—
Treasury shares received for stock option tax payment	—	—	—	—	—	—	(69)	(4,765)	—	—	—	—	—	—	(4,765)
Stock-based compensation	—	—	—	—	—	—	—	—	9,489	—	—	—	—	—	9,489
Issuance of restricted stock	16	—	—	—	—	—	135	746	(746)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	43,313	—	—	—	—	—	43,313
Issuance of common stock	25	—	—	—	—	—	—	—	290	—	—	—	—	—	290
Net income	—	—	—	—	—	—	—	—	—	—	143,268	—	—	—	143,268

Balance, December 31, 2006	59,596	$596	—	$—	—	$—	(1,471)	$(9,748)	$245,030	$—	$191,179	$29,863	$(2)	$(2,450)	$454,468

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Net income	$143,268	$40,410	$21,949
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $830, ($476) and $344 for the years ended December 31, 2006, 2005 and 2004, respectively	8,525	(15,705)	10,693
Change in available-for-sale securities, net of tax of ($34) and $34 for the years ended December 31, 2006 and 2005, respectively	(93)	91	—
Change in fair value of net investment hedges, net of tax of $40 and ($1,250) for the years ended December 31, 2005 and 2004, respectively	—	66	(2,075)

Comprehensive income	$151,700	$24,862	$30,567

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Operating activities
Net income	$143,268	$40,410	$21,949

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,714	15,083	17,024
Amortization of revolving credit facility issuance costs	147	108	8
Allowance for doubtful accounts	724	(27)	(2)
Net realized gains on sales of available-for-sale investments	(882)	(770)	(163)
Stock-based compensation	8,825	1,655	374
Issuance of vested restricted stock	—	370	—
Deferred taxes	(5,345)	(2,356)	(579)
Excess tax benefits from stock-based compensation	(40,996)	—	—
Non-cash floor closure costs	—	560	—
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(19,397)	(5,447)	(965)
Related-parties	1,325	(288)	(399)
Prepaid expenses and other current assets	(4,310)	(2,778)	(2,629)
Noncurrent assets	(510)	(1,320)	103
Accounts payable	(290)	951	253
Income taxes payable	37,791	2,994	283
Deferred revenue	1,440	(356)	254
Accrued salaries and benefits, and other accrued liabilities	10,420	1,023	4,650

Total adjustments	2,656	9,402	18,212

Net cash provided by operating activities	145,924	49,812	40,161

Investing activities
Capital expenditures	(12,377)	(8,610)	(1,703)
Capitalized software development costs	(7,438)	(5,123)	(4,841)
Cost method investment	(36,937)	—	—
Proceeds from sales of available-for-sale investments	346,090	58,755	30,463
Purchases of available-for-sale investments	(309,227)	(166,575)	(24,000)
Capitalized acquisition costs	(4,124)	—	—
(Increase) decrease in restricted cash	(3,615)	4,433	(4,696)

Net cash used in investing activities	(27,628)	(117,120)	(4,777)

Financing activities
Excess tax benefits from stock-based compensation	40,996	—	—
Payments on capital lease obligations	—	(482)	(1,648)
Net proceeds from issuance of common stock	290	55,139	—
Proceeds from revolving credit facility	—	—	25,000
Repayments of revolving credit facility	—	(25,000)	—
Issuance costs for revolving credit facility	—	(194)	(190)
Redemption of Class B redeemable common stock	—	—	(43,500)
Proceeds from exercise of common stock options	21,818	866	14

Net cash provided by (used in) financing activities	63,104	30,329	(20,324)

Effect of exchange rate changes on cash and cash equivalents	2,855	(4,218)	1,226

Net increase (decrease) in cash and cash equivalents	184,255	(41,197)	16,286
Cash and cash equivalents, beginning of year	20,002	61,199	44,913

Cash and cash equivalents, end of year	$204,257	$20,002	$61,199

Supplemental cash flow disclosure
Cash paid for income taxes	$38,279	$19,058	$11,506

Cash paid for interest	$86	$543	$89

Supplemental noncash investing and financing activities
Restricted cash used for redemption of Class B redeemable common stock	$—	$—	$(24,000)

Proceeds from sales of available-for-sale restricted investments	$—	$—	$48,231

Purchases of available-for-sale restricted investments	$—	$—	$(24,000)

Redemption adjustments to redeemable stock put	$—	$(61,319)	$—

Cancellation of redeemable stock put	$—	$78,901	$—

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) owns and operates an Internet-based, global electronic marketplace for facilitating trading in futures and over-the-counter (“OTC”) commodities and derivative financial products (the “Platform”). The Company owns 100% of ICE Futures Holdings Plc (formerly known as IPE Holding Plc), which is the sole member of ICE Futures (formerly known as the International Petroleum Exchange of London, or the “IPE”). ICE Futures operates as a United Kingdom (“U.K.”) Recognized Investment Exchange in London, England, for the purpose of trading energy commodity futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary and Singapore.

The Company currently operates the Platform as an exempt commercial market (“ECM”) pursuant to the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission (“CFTC”). As an ECM, the Company is required to file a notice with the CFTC, provide the CFTC with access to its trading system and certain trading reports and respond to requests for information or records from the CFTC.

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

The Company also owns 100% of ICE Data, L.P. and ICE Data LLP (collectively, “ICE Data”), ICE Markets, Inc. (“ICE Markets US”), ICE Markets Corporation, ICE Markets Limited (“ICE Markets UK”) and IntercontinentalExchange Technologies Ltd. (“ICE Tech”). ICE Data is a market data services company based in Houston and London that offers subscriptions to end of day reports, market price validation curves, customized data packages, real-time ICE Futures price information through terminal and license fees and real-time view-only screen access to the Platform through WebICE. WebICE is a web-based desktop service whose subscribers can view every bid, offer and trade as well as depth of market across all of the North American power and gas commodity markets traded on the Platform. ICE Markets US is based in New York and ICE Markets Corporation is based in Calgary, and both perform global marketing and business development services for the Company, including, but not limited to, targeted promotions and client development. ICE Markets UK, which is based in London, supports trading of European energy commodities, performs helpdesk functions and is authorized by the Financial Services Authority to act as an arranger of deals in investments. ICE Tech operates the fully functional disaster recovery facility for the Platform.

The Company does not risk its own capital by engaging in any trading activities or by extending credit to market participants.

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

Segment and Geographic Information

The Company currently has three reportable operating segments: its OTC business segment, its energy futures business segment, and its market data business segment. All three operate across domestic and international markets. Substantially all of the Company’s identifiable assets are located in the U.S. and the U.K.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less at the time of purchase to be cash equivalents.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The Company determines the appropriate classification of its investments in marketable debt securities and municipal bonds at the time of purchase and reevaluates such designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations and requirements, certain marketable debt securities and municipal bonds with maturities beyond 12 months are classified as current assets in the accompanying consolidated balance sheets. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.

Cost Method Investments

The Company uses the cost method to account for investments in companies that the Company does not control and for which the Company does not have the ability to exercise significant influence over operating and financial policies (Note 5).

Property and Equipment

Property and equipment are recorded at cost, reduced by accumulated depreciation (Note 6). Depreciation and amortization expense is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the asset. The Company reviews the remaining estimated useful lives of its property and equipment at each balance sheet date and will make adjustments to the estimated remaining useful lives whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals of property and equipment are included in other income and losses on disposals of property and equipment are included in depreciation expense. Maintenance and repairs are expensed as incurred.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company has recorded goodwill for the excess of the purchase price for its acquisition of ICE Futures in June 2001 over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 7). The Company recognizes specifically identifiable intangibles when a specific right or contract is acquired.

The Company’s indefinite-lived intangible assets are evaluated for impairment annually in its fiscal fourth quarter or more often if events or changes in circumstances indicate that the asset may be impaired. Such evaluation includes comparing the fair value of the

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. The reporting unit level for the Company’s goodwill and the majority of its other intangible assets is the energy futures business segment, which relates to the operations of ICE Futures. This analysis did not result in an impairment charge during the years ended December 31, 2006, 2005 or 2004.

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

The difference between the statutory income tax rate and our effective tax rate for a given period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, state income taxes and the non-deductibility of certain expenses. We have provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are not expected to be indefinitely reinvested.

Revenue Recognition

The Company’s revenues primarily consist of commission and exchange fee revenues for OTC transactions executed over the Platform and for futures transactions executed through ICE Futures and are recognized on the date the transactions occur. The Company calculates the commission fee revenues based on the volume of each commodity traded on the Platform multiplied by the commission rate for each commodity type. ICE Futures exchange fee revenues are determined on the basis of an exchange fee charged for each “lot” or contract traded on the exchange. Exchange fees are remitted by LCH.Clearnet (formerly the London Clearing House or “LCH”) to ICE Futures on a monthly basis. The LCH.Clearnet, which is a clearing house based in London, also collects fees for cleared OTC contracts traded on the Platform.

Transaction fees are recorded net of rebates of $7.4 million, $543,000 and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has historically rebated a portion of the exchange fees paid by ICE Futures’ independent local traders for lots bought and sold on the same day for the same price. However, this rebate was discontinued in April 2005 in connection with the closure of the ICE Futures open-outcry trading floor. The 2006 rebates primarily relate to a rebate program in the ICE West Texas Intermediate (“WTI”) Crude futures market that began in April 2006 to promote trading on the Platform. The ICE WTI Crude market rebates continue through June 30, 2007. The 2004 rebates include $2.3 million for a two month rebate program in

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

November and December 2004 designed to promote electronic futures trading in the ICE Brent Crude futures market on the Platform. The Company also rebates a portion of the commission fees paid by certain market makers in the OTC business.

Market data fee revenues primarily include terminal and license fees received from data vendors in exchange for the provision of real-time ICE Futures price information and data access fees. Market data fees are charged to data vendors on a monthly basis based on the number and type of terminals they have carrying ICE Futures data. Each data vendor also pays an annual license fee to ICE Futures, which is deferred and recognized as revenue ratably over the period of the annual license. Market data fee revenues also include monthly data access fees charged to customers that are signed up to trade on the OTC Platform. The monthly data access amount for each company is based on the number of users at each company signed up to trade on the Platform. The difference between the monthly data access fee total for each company and the actual amount of commissions paid that month for trading activity is recognized as monthly data access revenues. The actual amount of commissions paid that month for trading activity is recognized as transaction fee revenues.

Other revenues are recognized as services are provided or they are deferred and amortized ratably over the periods to which they relate.

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

The launch and growth of cleared OTC products also limits the Company’s risk of loss in its OTC business as the LCH.Clearnet collects cleared transaction fees on the date the transactions occur and transfers these fees to the Company on a monthly basis. The LCH.Clearnet serves as the central counterparty to all trades executed by its members. During the year ended December 31, 2006, 82.6% of the OTC business segment commission fee revenues were from cleared trades. ICE Futures has minimal credit risk as all of their transaction revenues are cleared through the LCH.Clearnet.

The Company’s large customer base also mitigates the concentration of credit risk as the Company had over 900 companies registered to trade on the Platform as of December 31, 2006 and over 250 companies with view-only access rights through ICE Data. There were no accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2006 or December 31, 2005. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2006, 2005 or 2004.

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

The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning on the adoption date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

As stock-based compensation expense recognized in the accompanying consolidated statement of income for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management’s estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The Company also did not estimate any forfeitures for the restricted stock grants in 2004 and 2005. At the adoption of SFAS No. 123(R), the Company was required to record a cumulative adjustment to reverse compensation costs that would not have been recorded if forfeitures had been estimated. Therefore, the Company recorded a cumulative adjustment of $440,000 for the year ended December 31, 2006 to reduce compensation costs that were actually recognized in the Company’s consolidated financial statements during 2004 and 2005 relating to the restricted stock compensation expense amortization. The Company is not required to adjust the pro forma SFAS No. 123 disclosures.

A company that adopts SFAS No. 123(R) is required to calculate its historical additional paid-in capital pool (“APIC Pool”). The Company has elected to calculate its historical APIC Pool balance pursuant to the method described in paragraph 81 of SFAS No. 123(R). Prior to January 1, 2006, the Company had not deducted in its tax returns any compensation related to the share-based awards. Accordingly, the Company has no tax benefits available to credit toward its historical APIC Pool calculation. As of January 1, 2006, the APIC Pool of the Company was zero using the calculation methodology described in paragraph 81 of SFAS No. 123(R). During the year ended December 31, 2006, excess tax benefits of $43.3 million were recognized as an increase to the additional paid-in capital balance. Of that amount, $41.0 million were qualifying excess tax benefits that increased the APIC Pool eligible to absorb future write-offs of unrealized deferred tax assets related to stock options. In accordance with SFAS No. 123(R), the $41.0 million is reported as a financing cash flow in the accompanying consolidated statement of cash flows for the year ended December 31, 2006.

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

Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statement of income for the year ended December 31, 2006 was $8.8 million and $2.4 million, respectively. The amount expensed for the year ended December 31, 2006 is net of $664,000 of stock-based compensation that was capitalized as software development costs. Employee and director stock-based compensation expenses and the related income tax benefit recognized on the restricted stock in the accompanying consolidated statement of income was $1.7 million and $631,000 respectively, for the year ended December 31, 2005 and was $374,000 and $134,000, respectively, for the year ended December 31, 2004. As a result of the adoption of SFAS No. 123(R), the Company’s income before income taxes and net income for the year ended December 31, 2006 was $3.1 million and $2.5 million lower, respectively, than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s basic and diluted earnings per share by $0.04 during the year ended December 31, 2006.

Prior to the adoption of SFAS No 123(R), the Company had adopted the disclosure-only provisions under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for its stock options granted prior to the adoption of SFAS No. 123(R),

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

pro forma net income (loss) available to common shareholders and earnings (loss) per common share for the years ended December 31, 2005 and 2004 would be as follows:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net income (loss) available to common shareholders, as reported	$(20,909)	$21,949
Add: Stock-based compensation expense included in reported net income, net of tax	1,358	243
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(7,218)	(4,970)

Net income (loss) available to common shareholders, pro forma	$(26,769)	$17,222

Earnings (loss) per common share:
Basic — as reported	$(0.39)	$0.42

Diluted — as reported	$(0.39)	$0.41

Basic — pro forma	$(0.50)	$0.33

Diluted — pro forma	$(0.50)	$0.32

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

Earnings Per Common Share

Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive (Note 21).

Treasury Stock

The Company records treasury stock activities under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock (Note 12).

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about the Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated balance sheets. The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, customer accounts receivable, long-term investments, cost method investments, short-term and long-term debt and other short-term assets and liabilities. Based on the short-term nature of these financial instruments or their market rates, the estimated fair values of the Company’s financial instruments approximate their carrying values as of December 31, 2006 and 2005.

We carry our cost method investments at cost, or if a decline in the value of the investment is deemed to be other than temporary, at fair value. Estimates of fair value are generally based on discounted cash flow analysis.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses

In accordance with SFAS No. 52, Foreign Currency Translation, the functional currency of the Company’s U.K. subsidiaries has historically been U.K. pounds sterling. The Company translated the assets and liabilities of its U.K. subsidiaries into U.S. dollars using period-end exchange rates and the revenues and expenses of these entities were translated using the average exchange rates for the reporting period. Translation adjustments were recorded in accumulated other comprehensive income, a separate component of shareholders’ equity in the accompanying consolidated balance sheets and in the consolidated statements of comprehensive income. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables or the Company’s foreign subsidiaries cash accounts held in U.S. dollars, are included in other income (expense) in the accompanying consolidated statements of income and resulted in net (losses) gains of ($288,000), $1.5 million and ($1.4 million) for the years ended December 31, 2006, 2005 and 2004, respectively.

Effective July 1, 2006, the functional currency of the majority of the Company’s U.K. subsidiaries, including ICE Futures, became the U.S. dollar. SFAS No. 52 states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with the Company, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency changed based on various economic factors and circumstances, including the fact that during the second quarter of 2006, ICE Futures began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. The Company no longer recognizes any translation adjustments in the accompanying consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar. However, gains and losses from foreign currency transactions continue to be included in other income (expense) in the accompanying consolidated statements of income.

Derivatives and Hedging

During the year ended December 31, 2004, the Company entered into foreign currency hedging activities primarily to protect the net investment in its foreign subsidiaries (Note 16). In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company is required to recognize all derivative financial instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. The effective portion of any gain or loss on these derivative financial instruments, which have been designated as a hedge of a net investment in foreign operations, are reflected in accumulated other comprehensive income. Any ineffective portion of any gain or loss on these derivative financial instruments are immediately recognized in earnings. The Company’s foreign exchange forward contracts entered into during the year ended December 31, 2004 met the requirements for hedge accounting, including correlation, and qualified as effective hedges. Therefore, all gains or losses on these foreign exchange forward contracts have been reflected in other comprehensive income in the accompanying consolidated statements of comprehensive income and balance sheets. The Company did not enter into any foreign currency hedges during the years ended December 31, 2006 and 2005 and there were no outstanding hedges as of December 31, 2006 and 2005.

Marketing and Promotional Fees

Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $1.8 million, $1.7 million and $849,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effects, if any, of applying this interpretation is required to be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected impact of FIN 48 on its consolidated financial statements upon adoption on January 1, 2007 and is currently not yet in a position to determine such effects.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In December 2006, the FASB issued Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This position requires that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. EITF 00-19-2 is effective for financial statements issued for fiscal years beginning after December 31, 2006, and interim periods within those fiscal years. The Company does not expect EITF 00-19-2 to have a material impact on its consolidated financial statements.

3.	Restricted Cash

As a Recognized Investment Exchange, the Financial Services Authority requires ICE Futures to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2006 and 2005, this amount was equal to $12.4 million and $10.9 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.

ICE Markets UK is regulated by the Financial Services Authority as an agency broker. The Financial Services Authority requires ICE Markets UK to maintain a minimum level of financial resources, which is calculated annually on the basis of 25% of the relevant annual expenditures, adjusted for any illiquid assets. As of December 31, 2006 and 2005, the resource requirement was equal to $2.5 and $1.7 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.

In August 2006, the Company entered into an agreement with a third-party to sell its former open-outcry disaster recovery site in London. Prior to the closure of the Company’s open-outcry floor in London during April 2005, the building on this site was used as a backup open-outcry trading facility. On August 22, 2006, the Company received a formal offer of approximately $13.2 million on the sale of the building and land, including a non-refundable deposit of $1.3 million. The deposit was recorded as deferred revenue, and is included in restricted cash in the accompanying consolidated balance sheet as of December 31, 2006. As of December 31, 2006, the net book value of the land, which is included in the futures business segment, is $3.7 million and is classified as asset held for sale in the accompanying consolidated balance sheet. The sale is expected to be completed on February 28, 2007 at which time final payment will be made and a net gain on disposal of an asset of approximately $9.5 million is expected to be recognized.

4.	Short-Term and Long-Term Investments

Short-term and long-term investments consist of available-for-sale securities. The cost of securities sold is based on the specific identification method. As of December 31, 2006, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$77,356	$—	$2	$77,354

As of December 31, 2005, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate bonds	$18,639	$165	$63	$18,741
Municipal bonds	94,747	3	14	94,736

Total	$113,386	$168	$77	$113,477

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The contractual maturities of these investments as of December 31, 2006, were as follows (in thousands):

Estimated Fair
Value

Maturities:
Due within 1 year	$15,000
Due within 1 year to 5 years	3,965
Due within 5 years to 10 years	16,238
Due after 10 years	42,151

Total	$77,354

As of December 31, 2006, the Company had $77.4 million in short-term investments and as of December 31, 2005, the Company had $111.2 million in short-term investments and $2.3 million in long-term investments. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.

Proceeds from sales of available-for-sale investments, including the restricted short-term investments, were $346.1 million, $58.8 million and $78.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Purchases of available-for-sale investments, including the restricted short-term investments, were $309.2 million, $166.6 million and $48.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net realized gains on the available-for-sale investments, including the restricted short-term investments, were $882,000, $770,000 and $394,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and have been classified as interest and investment income in the accompanying consolidated statements of income.

5.	Cost Method Investments

In December 2006, the Company acquired an 8% equity stake in a foreign company for $36.3 million. In addition, the Company has a 1.1% equity share investment in LCH.Clearnet, a third-party clearing house that currently clears its contracts. The Company uses the cost method to account for these investments as the Company does not control and does not have the ability to exercise significant influence over their operating and financial policies.

6.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2006 and 2005:

	December 31,		Depreciation
	2006	2005	Period
	(In thousands)		(In years)

Land	$—	$3,437	—
Computer and network equipment	25,786	25,599	3 to 4
Software and internally developed software	52,629	43,560	3
Office furniture and equipment	4,168	2,477	5
Leasehold improvements	2,906	1,498	7

	85,489	76,571
Less accumulated depreciation and amortization	(59,209)	(56,223)

Property and equipment, net	$26,280	$20,348

For the years ended December 31, 2006, 2005 and 2004, amortization of software and internally developed software was $6.1 million, $7.1 million and $8.3 million, respectively, and depreciation of all other property and equipment was $4.7 million, $4.7 million and $5.2 million, respectively. The unamortized software and internally developed software balances were $12.4 million and $8.9 million as of December 31, 2006 and 2005, respectively.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Goodwill and Other Intangible Assets

Finite-lived intangible assets and the related accumulated amortization consisted of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

ICE Futures customer relationships	$5,769	$5,363
Trademark and internet domain names	665	665

	6,434	6,028
Less accumulated amortization	(6,267)	(5,227)

Finite-lived intangible assets, net	$167	$801

ICE Futures has contractual customer relationships with its members and quote vendors. A member is defined as a company and/or an individual who has rights to execute and/or clear exchange trades directly through the ICE Futures exchange. A quote or data vendor is defined as a data reseller who distributes ICE Futures real-time price information to its customers. These customer relationships have been classified as intangible assets and were amortized over their estimated useful lives of five years. As of December 31, 2005, the net carrying value of these customer relationships totaled $501,000 and this balance was fully amortized during the year ended December 31, 2006.

As discussed in Note 1, ICE Futures is a Recognized Investment Exchange that is regulated by the Financial Services Authority in accordance with the Financial Services and Markets Act 2000. The Recognized Investment Exchange status allows ICE Futures to carry out its business as a futures and options exchange. ICE Futures’ Recognized Investment Exchange status has been classified as an intangible asset due to its operating agreement/license with the Financial Services Authority. The Company did not recognize any amortization expense or impairment losses on the Recognized Investment Exchange license intangible asset as it has an indefinite useful life. As of December 31, 2006 and 2005, the carrying value of the Recognized Investment Exchange license totaled $1.4 million and $1.3 million, respectively.

The Company did not recognize any amortization expense or impairment losses on goodwill during the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006 and 2005, the Company’s goodwill balance was $79.6 million and $74.0 million, respectively. The increase in goodwill and the other ICE Futures related intangible assets resulted from translation adjustments.

For the years ended December 31, 2006, 2005 and 2004, amortization of other intangible assets was $648,000, $1.3 million and $1.5 million, respectively. The Company expects future amortization expense from other intangible assets as of December 31, 2006 to be as follows (in thousands):

2007	$133
2008	34

$167

8.	Deferred Revenue

Deferred revenue relates to the unamortized annual billings for ICE Futures member subscription and user fees, ICE Futures equipment rentals and ICE Data market data services, reports and subscriptions which are recognized as revenue as services are provided. Deferred revenue includes the Chicago Climate Exchange license and service fees that are billed monthly in advance and for certain ICE Futures training seminars that are pre-billed. The deferred revenue balance as of December 31, 2006 also includes the $1.3 million non-refundable deposit received related to the asset sale (Note 3).

9.	Credit Facility

On November 17, 2004, the Company entered into a $25.0 million revolving credit agreement (the “Facility”) with Wachovia Bank, National Association (“Wachovia”). The Facility was amended on October 18, 2005 to increase the amount up to $50.0 million. Under the terms of the Facility, the Company could borrow an aggregate principal amount of up to the maximum available under the Facility at any time from the closing date of the Facility through the termination date of the Facility. The Facility was scheduled to terminate on November 17, 2007. The Company borrowed $25.0 million under the Facility on November 23, 2004. These funds were used for a portion of the $67.5 million redemption of the Company’s Class B redeemable common stock that occurred in November 2004 (Note 10).

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company repaid $12.0 million in January 2005 with excess cash and the remaining $13.0 million in November 2005, using a portion of the proceeds from the Company’s November 2005 initial public offering of common stock. In connection with the closing of the merger with the New York Board of Trade (“NYBOT”), on
January 12, 2007 (Note 23), the Company terminated the $50.0 million Facility, under which no borrowings were outstanding.

10.	Class B Redeemable Common Stock

In June 2001, the Company purchased ICE Futures. Each ICE Futures shareholder received, for each share tendered to the Company, one Class A, Series 1 common share and one Class B redeemable common share of the Company, for an aggregate total of 2,862,579 Class A, Series 1 shares and 2,862,579 Class B redeemable shares. Under the terms of the offer and the Company’s charter, the Class B redeemable shares had an aggregate redemption value of $67.5 million and were subject to redemption at the holder’s option for $23.58 per share under certain conditions. On November 23, 2004, the Company redeemed all 2,862,579 Class B redeemable shares at the $23.58 redemption value for an aggregate redemption price of $67.5 million. The Company used the $25.0 million available under the Facility (Note 9), $24.0 million available under a letter-of-credit facility and $18.5 million of its excess cash for the $67.5 million redemption.

11.	Redeemable Stock Put

Continental Power Exchange, Inc. is the Company’s predecessor company and is owned by the chief executive officer of the Company. The Company had a put agreement (the “Redeemable Stock Put”) with Continental Power Exchange, Inc. under which, in certain circumstances, Continental Power Exchange, Inc. had the right to require the Company to purchase a portion of the Company’s common stock held by Continental Power Exchange, Inc. for an amount equal to the greater of fair market value at the date the put was exercised, or $5.0 million. Continental Power Exchange, Inc. had the right to exercise the put option upon the termination, retirement, death or disability of the chief executive officer, exercisable at any time within six months of such an event.

The Company initially recorded the Redeemable Stock Put at the minimum $5.0 million redemption threshold and had adjusted the Redeemable Stock Put to its redemption amount at each subsequent balance sheet date. The adjustment to the redemption amount had been recorded directly to retained earnings or, in the absence of positive retained earnings, by charges against additional paid-in capital.

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

As part of the Put Termination Agreement, the Company amended Continental Power Exchange, Inc.’s registration rights with respect to its shares of the Company’s common stock. In addition to extending customary demand and piggy-back registration rights for a twelve-month period from a six-month period following the termination of the senior officer’s employment with the Company, the Company has agreed to pay all underwriting discounts, broker’s fees and selling commissions incurred by Continental Power Exchange, Inc. in connection with selling its shares pursuant to the registration rights granted under the agreement. In no event will the aggregate amount payable by the Company for these underwriting fees exceed $4.5 million. The Company has not accrued for these fees because the payment of any amount is not currently probable.

12.	Shareholders’ Equity

Common Stock

On March 21, 2005, the board of directors approved a plan of recapitalization that amended and restated the Company’s Certificate of Incorporation effective immediately prior to the closing of the November 2005 initial public offering of the Company’s common stock. The plan of recapitalization and the amendment and restatement of the Company’s Certificate of Incorporation were approved by the Company’s shareholders. The plan of recapitalization: (i) authorized a reverse stock split of the Company’s outstanding common stock at a ratio of 1 for 4; (ii) authorized the creation of a new class of common stock and a new class of preferred stock; and (iii) authorized the Company’s board of directors to grant holders of its Class A, Series 1 and Class A, Series 2 common shares the right to convert these shares into shares of new common stock on a 1 for 1 basis at the holder’s option, subject to such conditions as the

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company’s board of directors may deem appropriate. As of December 31, 2006, all Class A, Series 1 and Class A, Series 2 common shares have been converted into the new class of common stock.

Stock Option Plans

The Company has adopted the IntercontinentalExchange, Inc. 2000 Stock Option Plan (the “2000 Stock Option Plan”). As of December 31, 2006, there are 5,250,000 shares of common stock reserved for issuance under the 2000 Stock Option Plan, of which 284,521 shares are available for future issuance as of December 31, 2006. The Company has also adopted the IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”). The 2005 Equity Incentive Plan allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. As of December 31, 2006, there are 2,125,000 shares reserved for issuance under the 2005 Equity Incentive Plan, of which 1,654,949 shares are available for future issuance as of December 31, 2006.

Stock options are granted at the discretion of the compensation committee of the board of directors. The Company may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest from three to four years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but generally expire 14 days after termination of employment. The following is a summary of options for the years ended December 31, 2006, 2005 and 2004:

		Weighted Average
		Exercise Price per
	Number of Options	Option

Outstanding at January 1, 2004	4,333,612	$9.52
Granted	1,661,645	8.00
Exercised	(2,250)	6.40
Forfeited	(1,118,934)	11.80

Outstanding at December 31, 2004	4,874,073	8.48
Granted	509,950	18.01
Exercised	(145,340)	5.96
Forfeited	(451,265)	9.15

Outstanding at December 31, 2005	4,787,418	9.51
Granted	170,654	100.38
Exercised	(2,510,481)	8.80
Forfeited	(142,683)	8.49

Outstanding at December 31, 2006	2,304,908	17.05

Details of stock options outstanding as of December 31, 2006 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of Options	Exercise Price	Contractual Life	Value
			(Years)	(In thousands)

Vested or expected to vest	2,242,562	$15.58	7.44	$176,311
Exercisable	1,346,834	$9.17	6.96	$113,812

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 were $157.7 million, $1.1 million and $4,000, respectively. As of December 31, 2006, there were $12.4 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years as the stock options vest. During the year ended December 31, 2006, the total fair value of options vested was $60.3 million.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Details of options outstanding as of December 31, 2006 are as follows:

			Weighted Average
			Remaining	Options
Exercise Price		Options Outstanding	Contractual Life	Exercisable
		(Years)

$4.20		68,115	3.5	68,115
7.04		40,621	4.6	40,621
8.00		1,662,851	7.5	1,022,702
12.00		164,930	5.6	164,553
26.00		67,612	8.9	18,312
35.08		130,125	9.0	32,531
81.25		28,600	9.8	—
104.23		142,054	10.0	—

	Total	2,304,908	7.5	1,346,834

Of the options outstanding at December 31, 2006, 1,346,834 were exercisable at a weighted-average exercise price of $9.17. Of the options outstanding at December 31, 2005, 2,425,705 were exercisable at a weighted-average exercise price of $8.77. Of the options outstanding at December 31, 2004, 1,569,147 were exercisable at a weighted-average exercise price of $8.56.

All stock options were granted at a price equal to the estimated fair value of the common stock at the date of grant. Prior to the Company’s initial public offering of common stock in November 2005, this determination was made by the Company’s compensation committee, primarily based on annual valuations performed by an independent third party. The 170,654 stock options granted during 2006 were granted at an exercise price based on the closing stock price at the date of grant. Of the 509,950 options granted during 2005, 291,875 were granted during the first six months of 2005. These options were granted at an exercise price of $8.00 per share, which was equal to the estimated fair value of the common stock at the dates of grant as determined by the Company’s compensation committee. The remaining 218,075 options were granted on the date of or after the Company’s initial public offering of common stock and were granted based on the initial public offering price or the closing stock price at the date of grant. Of the 1,661,645 options granted during 2004, all were granted during the quarter ended December 31, 2004 and were granted at an exercise price of $8.00 per share, which was equal to the estimated fair value of the common stock at the dates of grant as determined by the Company’s compensation committee.

The Company uses the Black-Scholes option pricing model for purposes of valuing share-based awards, both under SFAS 123(R) for the year ended December 31, 2006 and for pro forma purposes under SFAS No. 123 for the years ended December 31, 2005 and 2004. Pro forma information regarding net income and earnings per share, as presented in Note 2 for the years ended December 31, 2005 and 2004, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its employee stock options under the fair value method of SFAS No. 123 as of its effective date. The estimated fair value of the options is amortized to expense over the options’ vesting period. The Company has used the Black-Scholes option pricing model weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Year Ended December 31,
Assumptions	2006	2005	2004

Risk-free interest rate	4.6%	4.0%	3.4%
Expected life in years	6	5	5
Expected volatility	49%	43%	49%
Expected dividend yield	0%	0%	0%
Estimated weighted-average fair value of options granted per share	$53.06	$7.36	$3.72

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of the Company’s stock as well as stock of certain of the Company’s peers within its industry group.

Restricted Stock Plans

The Company granted 407,661 and 63,750 restricted stock units under the 2005 Equity Incentive Plan during the years ended December 31, 2006 and 2005, respectively, including 204,861 time-based restricted stock units. The grant date fair value was based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of the grant is recognized

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

as expense ratably over the vesting period, net of forfeitures. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

During the year ended December 31, 2005, deferred stock compensation of $2.2 million was recorded on the restricted stock grants issued during the year based on the fair value of the shares on the date of grant and was being amortized over four years. The unamortized balance of deferred stock compensation on the restricted stock was included as a separate component of shareholders’ equity in the accompanying consolidated balance sheet as of December 31, 2005. The unamortized deferred stock compensation balance was reversed by a charge to additional paid-in capital upon adoption of SFAS No. 123(R) on January 1, 2006.

Under the 2005 Equity Incentive Plan, 53,296 to 266,550 restricted shares have been reserved for potential issuance as performance-based restricted shares for certain Company employees. These shares were granted in December 2006 and vest over a three year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $4.7 million if the threshold performance target is met and 53,296 shares vest, $9.4 million if the target performance target is met and 106,627 shares vest, $16.5 million if the above target performance target is met and 186,572 shares vest, and $23.6 million if the maximum performance target is met and 266,550 shares vest. Under SFAS No. 123(R), the Company would recognize compensation costs, net of forfeitures, over the vesting period for awards with performance conditions only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining requisite service period. As of December 31, 2006, no compensation costs have been recorded in the accompanying consolidated financial statements related to these shares as it is not probable that any of these performance targets will be achieved.

The Company has adopted the IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (the “Restricted Plan”). As of December 31, 2006, there are 1,475,000 shares of common stock reserved for issuance under the Restricted Plan. Under the Restricted Plan, the compensation committee reserved a number of the Company’s common stock treasury shares sufficient to cover the current obligations under the Restricted Plan for issuance to the employees and board of directors of the Company.

As of December 31, 2006 and 2005, 1,249,097 and 1,446,674 restricted shares, respectively, under the Restricted Plan were subject to outstanding awards of restricted stock units made to senior officers of the Company and members of the board of directors. Of these shares, 800,212 were granted in 2004 as time-based restricted shares and vest based on a four-year vesting schedule. During the year ended December 31, 2006, 130,402 of the time-based restricted treasury shares under the Restricted Plan have been issued.

The weighted-average grant date fair value of the time-based restricted stock units granted during the year ended December 31, 2004 was $8.00. During the year ended December 31, 2004, deferred stock compensation of $6.4 million was recorded for the time-based restricted stock grants issued during the year based on the fair value of the shares on the date of grant and was being amortized over four years. During the years ended December 31, 2006, 2005 and 2004, $1.2 million, $1.6 million and $357,000, respectively, was recorded as compensation and benefits expenses related to this grant, in the accompanying consolidated statements of income.

An additional 208,404 to 625,212 restricted shares under the Restricted Plan have been reserved for potential issuance as performance-based restricted shares for the Company’s senior officers. These shares were granted in September 2004 and vest based on Company financial performance relative to three-year cumulative performance targets (the “Performance Targets”) set by the Company’s compensation committee for the period from January 1, 2005 to December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $1.4 million if the minimum Performance Targets are met and 208,404 restricted shares vest, $2.8 million if the target Performance Targets are met and 416,807 restricted shares vest or $4.2 million if the maximum Performance Targets are met and 625,212 restricted shares vest. During the three months ended March 31, 2006, the Company determined that it was probable that the target Performance Targets will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $1.2 million. During the three months ended June 30, 2006, the Company determined that it was probable that the maximum Performance Targets will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $943,000. The remaining $2.1 million in non-cash compensation expenses under the maximum Performance Targets will be expensed ratably over the remaining requisite service period from June 30, 2006 through the end of the three-year performance period, December 31, 2007. The total non-cash compensation expense recognized for the year ended December 31, 2006 is $2.8 million. If the Performance Targets are not reached, or if the employees terminate their employment prior to

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the end of the three-year performance period, the corresponding performance-based restricted shares will not vest and the expense previously recognized will be reversed.

Restricted shares are used as an incentive to attract and retain qualified senior officers and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. As part of the implementation of the Restricted Plan and the granting of 1,430,183 restricted shares during the year ended December 31, 2004, as discussed above, the Company’s senior officers and members of the board of directors exchanged a total of 942,600 stock options that had been granted in 2002 at an exercise price of $12.00. The date of the offer to exchange the outstanding $12.00 options for the restricted stock units was September 30, 2004 and the offer was open until October 28, 2004. All individuals eligible for the offer to exchange accepted and tendered their options on or before October 8, 2004.

The restricted plans includes a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if employment is terminated or if the individual resigns for “good reason” within 12 months after the effective date of a change in control.

The Company has adopted the IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors (the “Director Plan”). Directors can elect to receive up to 100% of their board compensation in restricted stock or restricted stock units. The restricted stock generally vests over a three-year period. As of December 31, 2006, there are 250,000 shares of common stock reserved for issuance under the Director Plan. Under the Director Plan, the compensation committee reserved a number of the Company’s common stock treasury shares sufficient to cover the current obligations under the Director Plan for issuance to the board of directors in lieu of fees otherwise payable in cash. During the years ended December 31, 2006, 2005 and 2004, 5,043, 16,799 and 3,090 shares, respectively, of restricted stock and restricted stock units were granted to members of the board of directors under the Director Plan.

The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2006, 2005 and 2004:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Stock Shares	Value per Share

Nonvested at January 1, 2004	3,769	$10.51
Granted	1,428,514	7.80
Vested	(2,100)	10.04

Nonvested at December 31, 2004	1,430,183	7.80
Granted	101,799	27.86
Vested	(271,209)	(8.74)

Nonvested at December 31, 2005	1,260,773	8.73
Granted	412,704	91.58
Vested	(248,236)	(13.74)
Forfeited	(68,535)	(8.54)

Nonvested at December 31, 2006	1,356,706	17.34

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. Compensation expense for performance-based restricted shares is recognized when it is probable that the performance targets will be met.

As of December 31, 2006, there were $12.4 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock issued under the Restricted Plan. These costs are expected to be recognized over a weighted average period of 2.4 years as the restricted stock vests. If the threshold, target, above target or maximum performance criteria are met on the restricted stock granted under the 2005 Equity Incentive Plan, additional compensation costs of $4.7 million, $9.4 million, $16.5 million or $23.6 million, respectively, will be recognized over the three-year vesting period. During the year ended December 31, 2006, the total fair value of restricted stock vested under all restricted stock plans was $14.5 million.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock

During the year ended December 31, 2006, the Company received 71,762 shares of common stock from certain employees of the Company related to tax withholdings made by the Company on the employee’s behalf. The Company recorded the receipt of the shares as treasury stock. The Company also issued 4,968 and 130,402 shares of treasury stock under the Director Plan and the Restricted Plan, respectively, during the year ended December 31, 2006. During the years ended December 31, 2005 and 2004, the Company’s compensation committee reserved 21,250 and 1,425,424 treasury shares, respectively, for potential issuance under the Restricted Plan. During the years ended December 31, 2006, 2005 and 2004, the Company’s compensation committee reserved 5,043, 16,799 and 3,090 treasury shares, respectively, for potential issuance under the Director Plan. Treasury stock activity is presented in the accompanying consolidated statements of changes in shareholders’ equity.

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

13.	Income Taxes

For the years ended December 31, 2006, 2005 and 2004, income before income taxes from domestic operations was $144.2 million, $27.3 million and $10.0 million, respectively, and income before income taxes from foreign operations was $68.3 million, $32.7 million and $23.7 million, respectively. Details of the income tax provision in the accompanying consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current tax expense:
Domestic	$44,576	$11,787	$4,992
Foreign	30,359	10,464	7,360

	74,935	22,251	12,352

Deferred tax benefit:
Domestic	(2,370)	(2,361)	(298)
Foreign	(3,290)	(305)	(281)

	(5,660)	(2,666)	(579)

Total tax expense	$69,275	$19,585	$11,773

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences between the carrying amount of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Deferred compensation	$3,189	$765
Accrued expenses	202	391
Tax credits	453	666
Other	161	94

Total deferred tax assets	4,005	1,916

Deferred tax liabilities:
Property and equipment	(34)	(2,853)
Tax accrued on undistributed earnings of foreign subsidiaries	(3,369)	(4,028)
Other	(1,383)	(1,161)

Total deferred tax liabilities	(4,786)	(8,042)

Net deferred tax liabilities	(781)	(6,126)
Net current deferred tax liabilities	(908)	(676)

Net noncurrent deferred tax assets (liabilities)	$127	$(5,450)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended
	December 31,
	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	0.8	0.5
Tax credits	(0.2)	(2.7)	(0.5)
Jobs Act repatriation	—	(3.4)	—
Change in estimate of U.S. residual taxes	—	3.3	—
Indefinite reinvestment of foreign earnings	(3.2)	—	—
Other	(0.1)	(0.4)	(0.1)

Total provision for income taxes	32.6%	32.6%	34.9%

The undistributed earnings of the Company’s foreign subsidiaries based on the period-end exchange rates totaled $82.9 million and $36.8 million as of December 31, 2006 and 2005, respectively, which will not be subject to U.S. income tax until distributed. Historically, the Company has provided for deferred U.S. federal income taxes on these undistributed earnings in the accompanying consolidated statements of income as they were determined not to be indefinitely reinvested. However, during the year ended December 31, 2006, the Company determined in accordance with APB No. 23, Accounting for Income Taxes-Special Areas, that $51.0 million of the undistributed earnings are indefinitely reinvested, primarily relating to the cost method investment made during the fourth quarter of 2006 (Note 5). Under APB No. 23, when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary on which income taxes have been accrued in the past will not be remitted in the foreseeable future, then the parent company should adjust income tax expense of the current period to reflect this change. Accordingly, the Company reduced tax expense by $4.8 million for the year ended December 31, 2006 to reflect the decision to indefinitely reinvest these undistributed earnings. The Company has provided for deferred U.S. income taxes on the remainder of $31.9 million of the undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2006.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings in 2004 or 2005, provided certain criteria are met. The deduction resulted in an

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

approximate 5.25% federal tax rate on repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. In 2005, the Company completed its evaluation of the repatriation provision and repatriated $35.0 million of foreign earnings in accordance with the requirements of the Jobs Act. As a result, the Company recognized a tax benefit of $2.0 million, net of available foreign tax credits.

The Jobs Act tax benefit was offset by tax expense of $2.0 million recorded in the third quarter of 2005 related to an increase to the estimate of U.S. residual taxes due on the remaining undistributed earnings of the Company’s foreign subsidiaries. The impact of this $2.0 million increase in the U.S. residual taxes decreased earnings per share by $0.04 during the year ended December 31, 2005. The increase in the tax benefit related to the tax credits for the year ended December 31, 2005 is primarily due to the recognition of state research and development tax credits.

14.	Related-Parties

Related-parties include principal owners of the Company and other parties that control or can significantly influence the management or operating policies of the Company. Principal owners include any party that owns more than 10% of the voting interest in or common stock of the Company. During the years ended December 31, 2005 and 2004, the Company had two shareholders who held more than 10% of the common stock of the Company and are considered related-parties. In connection with the Company’s secondary offering of common stock on July 21, 2006, the voting interest of the two shareholders of the Company who previously held more than 10% of the common stock of the Company fell below the 10% threshold. Therefore, beginning on July 21, 2006, these two shareholders are no longer considered related-parties for disclosure purposes. The Company has classified all companies that had board of director participation as a related-party due to their significant influence over the Company. The Chicago Climate Exchange is considered a related-party due to the founder and Chief Executive Officer of the Chicago Climate Exchange being a member of the Company’s board of directors. Revenues earned from related-parties of the Company totaled $16.1 million, $17.5 million and $13.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the Company had $448,000 and $1.8 million, respectively, in accounts receivable from related-parties.

The Company entered into several foreign exchange forward contracts with a related-party company during the year ended December 31, 2004 (Note 16). The Company paid $1.2 million and $353,000 relating to these hedges during the years ended December 31, 2005 and 2004, respectively, to this related-party company.

The Company had a stock put agreement with Continental Power Exchange, Inc., which is the Company’s predecessor company and which is owned by the chief executive officer of the Company. The stock put was canceled in November 2005. See Note 11 for more detail on this related-party stock put agreement.

15.	Order Flow Commitments

The Company entered into order flow commitments with seven companies (the “Euro Gas Order Flow Providers”) during November 2001 to trade European gas products on the Platform. The Euro Gas Order Flow Providers individually committed to enter into executed transactions for European gas product groups through the Platform which resulted in annual or monthly minimum transaction payments to the Company. The Euro Gas Order Flow Providers’ order flow commitments began in January 2002 and continued through December 2004. Under the terms of such order flow agreements, in the event that the Euro Gas Order Flow Providers failed to execute the annual or monthly required minimum transactions, the Euro Gas Order Flow Providers paid to the Company the difference in transaction fees actually paid and minimum payments required under the order flow agreements. During the year ended December 31, 2004, the Company recognized $1.1 million in transaction fee revenues related to unmet Euro Gas Order Flow Providers’ order flow commitments.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

16.	Commitments and Contingencies

Leases

The Company leases office space, equipment facilities, and certain computer equipment. As of December 31, 2006, future minimum lease payments under these noncancelable operating agreements are as follows (in thousands):

2007	$2,815
2008	2,046
2009	1,441
2010	1,353
2011	1,164
Thereafter	130

$8,949

The Company had no capital lease obligations as of December 31, 2006 and 2005. Rental expense amounted to $4.0 million, $3.2 million and $4.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company recorded amortization expense of $2.2 million during the year ended December 31, 2006 and $2.0 million during the years ended December 31, 2005 and 2004 relating to the licensing agreement. As of December 31, 2006 and 2005, the balance of $283,000 and $500,000, respectively, relating to the unamortized annual license fee payment is included in prepaid expenses in the accompanying consolidated balance sheets.

The Company paid royalty payments of $9.0 million, $1.5 million and $32,000 during the years ended December 31, 2006, 2005 and 2004, respectively, which were recorded as patent royalty expenses in the accompanying consolidated statements of income. The 2006 amount includes $2.0 million that was paid in December 2006 as the applicable number of electronic futures contracts covered by the agreement exceeded 25 million contracts during the period from April 2006 to November 2006.

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

Legal Proceedings

On September 29, 2005, the U.S. District Court for the Southern District of New York granted the Company’s motion for summary judgment dismissing all claims brought by the New York Mercantile Exchange, Inc. (“NYMEX”) against the Company in an action

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

commenced in November 2002. NYMEX’s complaint alleged copyright infringement by the Company on the basis of the Company’s use of NYMEX’s publicly available settlement prices in two of the Company’s cleared OTC contracts. The complaint also alleged that the Company infringes and dilutes NYMEX’s trademark rights by referring to NYMEX trademarks in certain of the Company’s swap contract specifications and that the Company tortiously interfered with a contract between NYMEX and the data provider that provides the Company with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and the Company had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in the Company’s favor on all claims, NYMEX is currently appealing the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. Oral arguments for the appeal were held on November 16, 2006 but no decision has been rendered by the appellate court. The Company does not believe that the resolution of this matter will have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

The Company is subject to other potential legal proceedings and claims which arise in the ordinary course of business. The Company has concluded that these proceedings and claims have not proceeded sufficiently for their likely outcomes to be determinable. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to these proceedings and claims.

Foreign Currency Hedging Transactions

Historically, a significant portion of the Company’s revenues, expenses and net assets have been exposed to changes in foreign exchange rates, primarily relating to the operations of ICE Futures and the other U.K.-based subsidiaries in relation to pounds sterling. For the years ended December 31, 2006, 2005 and 2004, the U.K. subsidiaries’ average exchange rate of pounds sterling to the U.S. dollar, which was used to translate the U.K. subsidiaries’ statements of income into U.S. dollars, was 1.8543, 1.8128 and 1.8296, respectively. The appreciation of pounds sterling relative to the U.S. dollar over the last several years has had a significant impact on the Company’s operating results due to the significance of our U.K-based subsidiaries’ operations (Note 20). The Company seeks to manage its foreign exchange risk and exposure in part through operational means. This includes the decision to charge and collect ICE Futures exchange fees revenues in U.S. dollars beginning in the second quarter of 2006 and managing the U.K. currency assets in relation to U.K. currency liabilities, primarily through converting the U.K. subsidiaries cash to U.S. dollar denominated investments to serve as a natural hedge.

The foreign exchange forward contract derivative financial instruments entered into during the year ended December 31, 2004 had maturities ranging from two months to eight months. The Company did not enter into any derivative financial instruments during the years ended December 31, 2006 and 2005 and did not have any derivative financial instruments outstanding as of December 31, 2006 and 2005. Under SFAS No. 133, changes in the fair value of these derivative financial instruments are recognized as a component of accumulated other comprehensive income, to offset the change in value of the net investment being hedged. For the years ended December 31, 2005 and 2004, $66,000 and ($2.1 million), respectively, of gains (losses), net of taxes, relating to the derivative financial instruments were recorded in accumulated other comprehensive income in the accompanying consolidated statements of comprehensive income.

17.	Employee Benefit Plans

Employees of the Company are eligible to participate in the Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan for the years ended December 31, 2006, 2005 and 2004 were $860,000, $669,000 and $617,000, respectively. No discretionary or profit sharing contributions were made during the years ended December 31, 2006, 2005 or 2004.

The Company’s U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2006, 2005 and 2004 were $832,000, $879,000 and $790,000, respectively.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

18.	Settlement Expense

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

19.	Floor Closure Costs

On April 7, 2005, the Company closed its open-outcry trading floor in London. This was done to take advantage of the increasing acceptance and adoption of electronic trading, and to maintain and enhance the Company’s competitive position. All energy futures trading is now conducted exclusively on the Company’s electronic platform. The Company recorded floor closure costs of $4.8 million during the second quarter of 2005 in connection with the closure of the open-outcry trading floor. These costs include lease terminations for the building where the floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, and other associated costs, including legal costs and asset impairment charges. This expense was classified as “Floor closure costs” in the accompanying consolidated statements of income, and recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employer’s Accounting for Postemployment Benefits. Liabilities related to the closure costs were classified as “Accrued liabilities” in the accompanying consolidated balance sheets. The following table reflects the components of the floor closure cost charge, and the remaining accrual as of December 31, 2006.

	Floor Closure Cost	Remaining Floor
	Expense-Year	Closure Cost
	Ended	Accrual at
	December 31,	December 31,
	2005	2006
	(In thousands)

Lease termination costs	$2,572	$7
Employee termination benefits	1,262	8
Other contract termination costs	273	—
Other associated costs	707	—

Total floor closure costs	$4,814	$15

Payments of floor closure costs for the years ended December 31, 2006 and 2005 were $1.5 million and $2.7 million, respectively. All of the Company’s floor closure costs are attributable to the energy futures business segment.

20.	Segment Reporting

As of December 31, 2006, the Company’s principal business segments consist of its OTC business, its energy futures business, and its market data business. The operations of ICE Markets US, ICE Markets Corporation, ICE Markets UK and ICE Tech have been included in the OTC business segment as they primarily support the Company’s OTC business operations. The operations of ICE Futures make up the energy futures business segment and the operations of ICE Data make up the market data business segment.

Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

comparable third party agreements. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Financial data for the Company’s business segments and geographic areas are as follows:

		Energy	Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)

Year ended December 31, 2006:
Revenues from external customers	$168,743	$127,024	$18,032	$313,799
Intersegment revenues	26,704	4,404	11,123	42,231
Depreciation and amortization	11,671	2,031	12	13,714
Interest and investment income	6,067	2,402	96	8,565
Interest expense	231	—	—	231
Income tax expense	33,858	28,089	7,328	69,275
Net income	77,494	52,164	13,610	143,268
Total assets	414,193	71,972	7,046	493,211
Capital expenditures and software development costs	18,068	1,678	69	19,815
Goodwill and other intangibles, net	81,126	—	—	81,126
Net cash provided by operating activities	64,119	64,730	17,075	145,924

Geographic areas:

		European
	United States	Union	Total
	(In thousands)

Year ended December 31, 2006:
Revenues	$178,100	$135,699	$313,799
As of December 31, 2006:
Property and equipment, net	21,820	4,460	26,280
Goodwill and other intangibles, net	81,126	—	81,126

Revenues from two customers of the energy futures business segment comprised 15.4% and 12.1% of the Company’s futures revenues for the year ended December 31, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2006.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

		Energy	Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)

Year ended December 31, 2005:
Revenues from external customers	$84,179	$60,082	$11,604	$155,865
Intersegment revenues	11,034	5,108	1,864	18,006
Floor closure costs	—	4,814	—	4,814
Settlement expense	15,000	—	—	15,000
Depreciation and amortization	12,609	2,464	10	15,083
Interest and investment income	1,076	2,013	1	3,090
Interest expense	613	—	—	613
Income tax expense	7,698	9,606	2,281	19,585
Net income	18,335	17,838	4,237	40,410
Total assets	213,518	47,473	4,779	265,770
Capital expenditures and software development costs	9,557	4,150	26	13,733
Goodwill and other intangibles, net	76,054	—	—	76,054
Net cash provided by operating activities	20,459	23,719	5,634	49,812

Geographic areas:

		European
	United States	Union	Total
	(In thousands)

Year ended December 31, 2005:
Revenues	$90,202	$65,663	$155,865
As of December 31, 2005:
Property and equipment, net	11,974	8,374	20,348
Goodwill and other intangibles, net	76,054	—	76,054

Revenues from one customer of the energy futures business segment comprised 13.3% of the Company’s futures revenues for the year ended December 31, 2005. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2005.

		Energy	Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)

Year ended December 31, 2004:
Revenues from external customers	$49,422	$49,301	$9,691	$108,414
Intersegment revenues	9,160	3,679	1,546	14,385
Depreciation and amortization	14,599	2,415	10	17,024
Interest and investment income	939	1,946	—	2,885
Interest expense	137	—	—	137
Income tax expense	2,509	7,397	1,867	11,773
Net income	4,744	13,738	3,467	21,949
Total assets	148,629	56,300	2,589	207,518
Capital expenditures and software development costs	4,431	2,107	6	6,544
Goodwill and other intangibles, net	86,075	—	—	86,075
Net cash provided by operating activities	17,480	18,703	3,978	40,161

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Geographic areas:

		European
	United States	Union	Total
	(In thousands)

Year ended December 31, 2004:
Revenues	$53,009	$55,405	$108,414
As of December 31, 2004:
Property and equipment, net	10,263	9,101	19,364
Goodwill and other intangibles, net	86,075	—	86,075

Revenues from one customer of the energy futures business segment comprised 14.7% of the Company’s futures revenues for the year ended December 31, 2004. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2004.

21.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Basic:
Net income (loss) available to common shareholders	$143,268	$(20,909)	$21,949

Weighted average common shares outstanding	56,474	53,218	52,865

Basic earnings (loss) per common share	$2.54	$(0.39)	$0.42

Diluted:
Weighted average common shares outstanding	56,474	53,218	52,865

Effect of dilutive securities:
Stock options and restricted stock	3,125	—	197

Diluted weighted average common shares outstanding	59,599	53,218	53,062

Diluted earnings (loss) per common share	$2.40	$(0.39)	$0.41

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

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

22.	Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.

	1st Qtr	2nd Qtr(a)(b)	3rd Qtr(a)	4th Qtr(a)
	(In thousands, except per share amounts)

Year Ended December 31, 2006
Revenues	$50,282	$73,591	$94,662	$95,264
Operating income	27,653	47,416	65,382	64,184
Net income available to common shareholders	19,664	30,967	43,645	48,992
Earnings per common share(c):
Basic	$0.35	$0.55	$0.77	$0.85
Diluted	$0.33	$0.52	$0.73	$0.81
Year Ended December 31, 2005
Revenues	$31,828	$37,530	$45,245	$41,262
Operating income (loss)	12,408	(1,973)	24,862	20,908
Net income (loss) available to common shareholders	8,870	(6,735)	2,755	(25,799)
Earnings (loss) per common share(c):
Basic	$0.17	$(0.13)	$0.05	$(0.48)
Diluted	$0.17	$(0.13)	$0.05	$(0.48)

(a)	The Company recognized ($6.6 million), ($14.1 million) and ($40.6 million) in redemption adjustments to the Redeemable Stock Put during the second, third and fourth quarters of 2005, respectively. This resulted from an increase in the per share fair market value of the Company’s common stock (Note 11).

(b)	The Company recognized $4.8 million in floor closure costs (Note 19) and $15.0 million in settlement expenses (Note 18) during the second quarter of 2005.

(c)	The annual earnings (loss) per common share may not equal the sum of the individual quarter’s earnings (loss) per common share due to rounding.

23.	Subsequent Event (Unaudited)

On September 14, 2006, the Company entered into a merger agreement to acquire the NYBOT, a leading soft commodity exchange, for consideration of approximately $1.1 billion, including merger-related transaction costs (the “Merger”). The transaction was completed on January 12, 2007. The transaction consideration was comprised of 10.297 million shares of the Company’s common stock and approximately $415 million in cash, including merger-related transaction costs. Under the terms of the merger agreement, NYBOT, a member-owned, not-for-profit entity domiciled in New York, was merged into a Delaware for-profit corporation and became a wholly- owned subsidiary. The number of shares of the Company’s common stock issued pursuant to the merger agreement represents approximately 15% of the issued and outstanding share capital following the consummation of the merger.

The Company financed the cash portion of the merger consideration with cash on hand and borrowings under a senior unsecured credit facility. In connection with the Merger, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). In connection with the Merger, the Company used the proceeds of the $250.0 million term loan along with approximately $165 million of cash on hand to finance the approximately $415 million cash component of the merger consideration. Under the terms of the Credit Agreement, the Company can borrow an aggregate principal amount of up to an additional $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger, which is January 12, 2010. The revolving credit line can be used by the Company for general corporate purposes.

Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

twelve month period. Interest on each loan is payable quarterly. The applicable margin rate at the time of the borrowing on January 12, 2007 on the $250.0 million LIBOR loan was 0.75%. For the borrowings under the term loan facility, the Company will begin making payments on June 30, 2007, and quarterly thereafter until the fifth anniversary of the closing date of the Merger. The Credit Agreement includes an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.15% at the time of the borrowing on January 12, 2007.

The Credit Agreement requires the Company to use 100% of the net cash proceeds raised from debt issuances or assets dispositions, with certain limited exceptions, to prepay outstanding loans under the Credit Facilities. With limited exceptions, the Company may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty upon written notice to the Administrative Agent. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business.

Fred W. Schoenhut and Terrence F. Martell, two directors from the NYBOT board, have joined the Company’s board of directors. NYBOT members and member firms must retain 30% of the Company’s stock received for each seat to remain a member with floor trading rights, and to maintain privileges and fee discounts. The Company will continue to operate our businesses under the respective regulatory regimes of the home country of each exchange or marketplace. The combined business includes NYBOT, operating as a U.S. futures exchange under U.S. CFTC regulation, in addition to London-based ICE Futures, which is regulated by the U.K. Financial Services Authority. The Company’s global OTC electronic platform continues to operate as an exempt commercial market under the U.S. Commodity Exchange Act.

As of December 31, 2006, the Company has incurred $4.1 million of transaction costs related to the acquisition of NYBOT that are included in other noncurrent assets in the accompanying consolidated balance sheet. The Company will record the acquisition using the purchase method of accounting and, accordingly, will allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The Company has not yet obtained all the information related to the fair value of acquired assets, acquisition liabilities, contingent liabilities and total expenses related to the acquisition to finalize the purchase price allocation.

For additional information on the acquisition of NYBOT, refer to the Company’s Registration Statement on Form S-4 filed with the SEC on November 16, 2006 (File No. 333-138312).

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

(b) Changes in Internal Controls over Financial Reporting.  There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.  Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and the attestation report of Ernst & Young LLP on management’s assessment of our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9(B).  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Board of Directors set forth under the captions “Proposal 1 — Election of Directors — Nominees for Election as Directors at the 2007 Annual Meeting” and “Proposal 1 — Election of Directors — Continuing Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders (“2007 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), our Audit Committee (Item 407(d)(4) of Regulation S-K) and compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Meetings and Committees of the Board” in our 2007 Proxy Statement and is incorporated herein by reference.

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

Information relating to executive compensation set forth under the captions “Proposal 1 — Election of Directors — Directors Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2007 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Executive Compensation — Report of the Compensation Committee of the Board of Directors on Executive Compensation”, which specifically is not so incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our $0.01 par value common stock by certain persons as set forth under the caption “Stock Ownership” in our 2007 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2007 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) is set forth under the caption “Proposal 1 — Election of Directors — Nominees for Election as Directors as the 2007 Annual Meeting.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services between us and our independent registered public accounting firm, Ernst & Young LLP is set forth under the caption “Principal Accountant Fees and Services” in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report.

(1) Financial Statements

Our consolidated financial statements and the related reports of management and independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2006 and 2005.

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

•	Notes to Consolidated Financial Statements.

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
Date: February 26, 2007

By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Richard V. Spencer, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2006, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or ay of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date

/s/ Jeffrey C. Sprecher Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 26, 2007

/s/ Richard V. Spencer Richard V. Spencer	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	February 26, 2007

/s/ Charles R. Crisp Charles R. Crisp	Director	February 26, 2007

/s/ Jean-Marc Forneri Jean-Marc Forneri	Director	February 26, 2007

/s/ Terrence F. Martell Terrence F. Martell	Director	February 26, 2007

/s/ Sir Robert Reid Sir Robert Reid	Director	February 26, 2007

/s/ Frederic V. Salerno Frederic V. Salerno	Director	February 26, 2007

/s/ Richard L. Sandor, Ph.D. Richard L. Sandor, Ph.D.	Director	February 26, 2007

Signatures	Title	Date

/s/ Fred W. Schoenhut Fred W. Schoenhut	Director	February 26, 2007

/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 26, 2007

/s/ Vincent Tese Vincent Tese	Director	February 26, 2007

INTERCONTINENTALEXCHANGE, INC. AND SUBSIDIARIES
SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses(1)	Deductions(2)	End of Year
	(In thousands)

Year Ended December 31, 2006:
Allowance for doubtful accounts	$261	$1,034	$(310)	$985
Year Ended December 31, 2005:
Allowance for doubtful accounts	$171	$189	$(99)	$261
Year Ended December 31, 2004:
Allowance for doubtful accounts	$123	$140	$(92)	$171

(1)	Additions charged to costs and expenses for the allowance for doubtful accounts are based on our historical collection experiences and management’s assessment of the collectibility of specific accounts. This column also includes the foreign currency translation adjustments.

(2)	Deductions represent the write-off of uncollectible receivables, net of recoveries.

INDEX TO EXHIBITS

The following exhibits are filed with this report. We will furnish any exhibit upon request to IntercontinentalExchange, Inc., Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

Exhibit
Number		Description of Document

2.1	—	Merger Agreement, dated September 14, 2006, among IntercontinentalExchange, Inc., Board of Trade of the City of New York, Inc., and CFC Acquisition Co., including the forms of certificate of incorporation and bylaws of the surviving corporation which are Exhibits A and B to the Merger Agreement (incorporated by reference to Exhibit 2.1 to ICE’s registration statement on Form S-4, filed with the SEC on November 16, 2006, File No. 333-138312).
2.2	—	First Amendment to Merger Agreement, dated as of October 30, 2006, among IntercontinentalExchange, Inc., Board of Trade of the City of New York, Inc., and CFC Acquisition Co. (incorporated by reference to Exhibit 2.2 to ICE’s registration statement on Form S-4, filed with the SEC on November 16, 2006, File No. 333-138312).
3.1	—	Fourth Amended and Restated Certificate of Incorporation of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
3.2	—	Amended and Restated Bylaws of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.2 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
10.1	—	Employment Agreement, dated as of September 27, 2004, between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.2	—	Employment Agreement, dated as of April 14, 2003, between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.3	—	Employment Agreement, dated as of April 14, 2003, between IntercontinentalExchange, Inc. and Richard V. Spencer (incorporated by reference to Exhibit 10.3 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.4	—	Employment Agreement, dated as of May 12, 2006, between IntercontinentalExchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on May 17, 2006, File No. 001-32671).
10.5	—	Employment Agreement, dated as of May 9, 2003, between IntercontinentalExchange, Inc. and Edwin D. Marcial (incorporated by reference to Exhibit 10.5 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.6	—	Employment Agreement, dated as of May 24, 2004, between IntercontinentalExchange, Inc. and Johnathan H. Short (incorporated by reference to Exhibit 10.6 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.7	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.8 to ICE’s registration statement on Form S-1, filed with the SEC on May 16, 2005, File No. 333-123500).
10.8	—	IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
10.9	—	IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
10.10	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File. No. 333-123500).
10.11	—	Amendment and Restatement Agreement, dated as of October 9, 2003, between The London Clearing House Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.12 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.12	—	Clearing Services Agreement, dated as of October 2003, between The International Petroleum Exchange of London Limited and The London Clearing House Limited (incorporated by reference to Exhibit 10.13 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.13	—	TRS — Application Services Agreement, dated as of April 25, 2001, between The International Petroleum Exchange of London Limited and LIFFE Services Company Limited (incorporated by reference to Exhibit 10.14 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.14	—	Credit Agreement, dated as of January 12, 2007, among IntercontinentalExchange, Inc. Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and other Lenders named therein (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on January 12, 2007, File No. 001-32671).
10.15	—	Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).

Exhibit
Number		Description of Document

10.16	—	Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.17	—	Licensing and Services Agreement, dated as of July 1, 2003, between IntercontinentalExchange, Inc. and Chicago Climate Exchange, Inc. (incorporated by reference to Exhibit 10.18 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).
10.18	—	AT&T Master Agreement (MA Reference No. MA 35708) and Addendum to Master Agreement, dated as of April 8, 2002, between AT&T Corporation and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.19 to ICE’s registration statement on Form S-1, filed with the SEC on June 13, 2005, File No. 333-123500).
10.19	—	Lease of Part (Offices) (WTC/Q/W (Part): 2.18.1, dated April 24, 1996, between Clipper Investments Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.20 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.20	—	Resident Member’s Agreement, dated as of December 2, 1983, between St. Katharine-By-The-Tower Limited and Aegis Insurance Services Limited (incorporated by reference to Exhibit 10.21 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.21	—	Resident Member’s Agreement, dated as of November 28, 1991, between St. Katharine-By-The-Tower Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.22 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.22	—	Lease of Part (Offices) (Suite Ref. 2.17), dated as of April 28, 2003, between Inter One Limited and Inter Two Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.23 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.23	—	First Amendment to Credit Agreement, dated as of June 9, 2005, between IntercontinentalExchange, Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.24 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).
10.24	—	Deed of Novation, dated July 22, 2005, between The International Petroleum Exchange of London Limited, LIFFE Services Limited, Atos Euronext Market Solutions Limited, and LIFFE Administration and Management (incorporated by reference to Exhibit 10.25 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).
10.25	—	Settlement Agreement, dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).
10.26	—	Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.27	—	Consultancy Agreement, dated as of October 24, 2005, between The International Petroleum Exchange of London and Richard Ward (incorporated by reference to Exhibit 10.28 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.28	—	Letter Agreement, dated as of October 24, 2005, between The International Petroleum Exchange of London and Richard Ward (incorporated by reference to Exhibit 10.29 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.29	—	Form of Registration Rights Agreement by and among IntercontinentalExchange, Inc. and the parties listed in Annex A thereto (incorporated by reference to Exhibit 10.30 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.30	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.31	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.32	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.33	—	Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K, filed with the SEC on May 17, 2006, File No. 001-32671).*
21.1	—	Subsidiaries of IntercontinentalExchange, Inc.
23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit
Number		Description of Document

24.1	—	Power of Attorney (included with signature page hereto).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	—	Section 1350 Certification of Chief Executive Officer.
32.2	—	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment has been previously granted to portions of this exhibit by the SEC.