Form 10-Q
period 2007-03-31
INTERCONTINENTALEXCHANGE INC
filed 2007-05-04
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2007, the number of shares of the registrant’s Common Stock outstanding was 70,352,069 shares.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2007

Part I. Financial Information
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$114,864	$204,257
Restricted cash	17,784	16,193
Short-term investments	62,444	77,354
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $1,160 and $985 at March 31, 2007 and December 31, 2006, respectively	48,254	31,673
Related-parties	146	448
Income taxes receivable	29,453	—
Asset held for sale	—	3,698
Margin deposits and guaranty funds	653,444	—
Prepaid expenses and other current assets	16,049	7,294

Total current assets	942,438	340,917

Property and equipment, net	50,691	26,280

Other noncurrent assets:
Goodwill	1,078,629	79,575
Other intangible assets, net	172,777	1,551
Cost method investments	38,745	38,738
Other noncurrent assets	11,653	6,150

Total other noncurrent assets	1,301,804	126,014

Total assets	$2,294,933	$493,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,667	$13,228
Accrued salaries and benefits	8,834	18,135
Current portion of long-term debt	37,500	—
Income taxes payable	12,117	2,991
Margin deposits and guaranty funds	653,444	—
Other current liabilities	5,255	3,545

Total current liabilities	758,817	37,899

Noncurrent liabilities:
Noncurrent deferred tax liability, net	55,707	—
Long-term debt	212,500	—
Unearned government grant	11,796	—
Other noncurrent liabilities	16,016	844

Total noncurrent liabilities	296,019	844

Total liabilities	1,054,836	38,743

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 70,312 and 59,596 shares issued at March 31, 2007 and December 31, 2006, respectively; 69,011 and 58,125 shares outstanding at March 31, 2007 and December 31, 2006, respectively	703	596
Treasury stock, at cost; 1,301 and 1,471 shares at March 31, 2007 and December 31, 2006, respectively	(24,654)	(9,748)
Additional paid-in capital	989,985	245,030
Retained earnings	246,668	191,179
Accumulated other comprehensive income	27,395	27,411

Total shareholders’ equity	1,240,097	454,468

Total liabilities and shareholders’ equity	$2,294,933	$493,211

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Transaction fees, net (including $5,189 with related-parties for the three months ended March 31, 2006)	$109,341	$43,235
Market data fees (including $60 with related-parties for the three months ended March 31, 2006)	14,019	6,022
Other (including $410 and $469 with related-parties for the three months ended March 31, 2007 and 2006, respectively)	3,248	1,025

Total revenues	126,608	50,282

Operating expenses:
Compensation and benefits	21,758	10,617
Professional services	4,863	2,690
Patent royalty	1,705	1,014
Selling, general and administrative	12,130	5,120
Depreciation and amortization	6,509	3,188

Total operating expenses	46,965	22,629

Operating income	79,643	27,653

Other income (expense):
Interest income	2,824	1,178
Interest expense	(3,795)	(63)
Other income (expense), net	9,192	(7)

Total other income, net	8,221	1,108

Income before income taxes	87,864	28,761
Income tax expense	32,278	9,097

Net income	$55,586	$19,664

Earnings per common share:
Basic	$0.82	$0.35

Diluted	$0.80	$0.33

Weighted average common shares outstanding:
Basic	67,534	55,533

Diluted	69,758	58,972

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

												Accumulated Other
			Class A									Comprehensive Income
			Common		Class A							Net Unrealized Gain (Loss) from
	Common		Stock,		Common Stock,				Additional	Deferred		Foreign	Available-	Net	Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Investment	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Securities	Hedges	Equity
Balance, January 1, 2006	18,400	$184	2,863	$29	35,782	$358	(1,534)	$(5,541)	$177,602	$(6,899)	$47,911	$21,338	$91	$(2,450)	$232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	8,525	(93)	—	8,432
Exercise of common stock options	2,407	24	—	—	103	1	(3)	(188)	21,981	—	—	—	—	—	21,818
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 and Series 2 into common stock.	38,748	388	(2,863)	(29)	(35,885)	(359)	—	—	—	—	—	—	—	—	—
Treasury shares received for stock option tax payment	—	—	—	—	—	—	(69)	(4,765)	—	—	—	—	—	—	(4,765)
Stock-based compensation	—	—	—	—	—	—	—	—	9,489	—	—	—	—	—	9,489
Issuance of restricted stock	16	—	—	—	—	—	135	746	(746)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	43,313	—	—	—	—	—	43,313
Issuance of common stock	25	—	—	—	—	—	—	—	290	—	—	—	—	—	290
Net income	—	—	—	—	—	—	—	—	—	—	143,268	—	—	—	143,268

Balance, December 31, 2006	59,596	596	—	—	—	—	(1,471)	(9,748)	245,030	—	191,179	29,863	(2)	(2,450)	454,468
Other comprehensive (loss)	—	—	—	—	—	—	—	—	—	—	—	(3)	(13)	—	(16)
Exercise of common stock options	393	4	—	—	—	—	(3)	(337)	3,713	—	—	—	—	—	3,380
Treasury shares received for restricted stock and stock option tax payments	—	—	—	—	—	—	(132)	(17,313)	—	—	—	—	—	—	(17,313)
Treasury shares received during acquisition	—	—	—	—	—	—	(1)	(197)	—	—	—	—	—	—	(197)
Issuance of restricted stock	20	—	—	—	—	—	306	2,941	(2,941)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	32,573	—	—	—	—	—	32,573
Issuance of shares for acquisitions	10,303	103	—	—	—	—	—	—	707,560	—	—	—	—	—	707,663
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	(97)	—	—	—	(97)
Stock-based compensation	—	—	—	—	—	—	—	—	4,050	—	—	—	—	—	4,050
Net income	—	—	—	—	—	—	—	—	—	—	55,586	—	—	—	55,586

Balance, March 31, 2007	70,312	$703	—	$—	—	$—	(1,301)	$(24,654)	$989,985	$—	$246,668	$29,860	$(15)	$(2,450)	$1,240,097

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net income	$55,586	$19,664
Other comprehensive income (loss):
Foreign currency translation adjustments	(3)	1,360
Change in available-for-sale securities	(13)	(136)

Comprehensive income	$55,570	$20,888

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net income	$55,586	$19,664

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,509	3,188
Gain on disposal of assets	(9,267)	—
Amortization of debt issuance costs	138	38
Allowance for doubtful accounts	175	49
Net realized gains on sales of available-for-sale investments	(25)	(820)
Stock-based compensation	3,823	2,218
Deferred taxes	(4,050)	(36)
Excess tax benefits from stock-based compensation	(32,466)	(1,529)
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(6,634)	(5,407)
Related-parties	302	(570)
Prepaid expenses and other current assets	578	(863)
Noncurrent assets	(2,315)	105
Income taxes payable	13,694	6,513
Accounts payable, accrued salaries and benefits, and other liabilities	4,783	(3,113)

Total adjustments	(24,755)	(227)

Net cash provided by operating activities	30,831	19,437

Investing activities
Capital expenditures	(10,154)	(1,861)
Capitalized software development costs	(2,587)	(1,457)
Cash paid for acquisitions, net of cash acquired	(392,270)	—
Purchase of intangible assets	(8,388)	—
Proceeds from sale of assets	13,269	—
Proceeds from sales of available-for-sale investments	90,486	26,041
Purchases of available-for-sale investments	(72,468)	(54,371)
Increase in restricted cash	(4,590)	(216)

Net cash used in investing activities	(386,702)	(31,864)

Financing activities
Proceeds from Credit Agreement	250,000	—
Issuance costs for Credit Agreement	(2,052)	—
Excess tax benefits from stock-based compensation	32,466	1,529
Payments relating to treasury shares received for restricted stock and stock option tax payments	(17,313)	(1,772)
Payments relating to initial public offering of common stock	—	(19)
Proceeds from exercise of common stock options	3,380	951

Net cash provided by financing activities	266,481	689

Effect of exchange rate changes on cash and cash equivalents	(3)	(66)

Net decrease in cash and cash equivalents	(89,393)	(11,804)
Cash and cash equivalents, beginning of period	204,257	20,002

Cash and cash equivalents, end of period	$114,864	$8,198

Supplemental cash flow disclosure
Cash paid for income taxes	$9,392	$2,775

Cash paid for interest	$98	$29

Supplemental noncash investing activities
Common stock issued for acquisitions	$707,663	$—

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) owns and operates an Internet-based, global electronic marketplace for facilitating trading in futures and over-the-counter (“OTC”) commodities and derivative financial products (the “Platform”). The Company owns 100% of ICE Futures Holdings Plc, which is the sole shareholder of ICE Futures. ICE Futures operates as a United Kingdom (“UK”) Recognized Investment Exchange for the purpose of trading energy commodity futures and options contracts. The Company also owns 100% of the Board of Trade of the City of New York, Inc. (“NYBOT”), which was acquired on January 12, 2007. NYBOT operates as a United States (“US”) designated contract market for the purpose of trading soft commodity and financial futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Dublin and Singapore.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2006. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The accompanying unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed the acquisition of NYBOT on January 12, 2007, and has included the financial results of NYBOT in its consolidated financial statements beginning January 13, 2007.
     Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. Selling, general and administrative expenses of $1.0 million were reclassified to patent royalty expenses for the three months ended March 31, 2006.
3. Acquisitions
     The Company completed its acquisition of NYBOT, formerly a member-owned not-for-profit corporation, on January 12, 2007 (the “Acquisition Date”). In accordance with the Agreement and Plan of Merger (the “Merger Agreement”) dated as of September 14, 2006, as amended by the First Amendment dated October 30, 2006, among the Company, NYBOT and CFC Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of the Company, NYBOT merged with and into CFC Acquisition Co., with CFC Acquisition Co. surviving the merger as a wholly-owned subsidiary of the Company under the name of NYBOT.
     In the acquisition, each outstanding NYBOT membership interest was converted into, at the election of each NYBOT member, either (i) cash equal to $1,074,719, (ii) 17,025 shares of the Company’s common stock or (iii) a combination of cash consideration and stock consideration, in each case subject to proration in accordance with the

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
Merger Agreement (the “merger consideration”). In addition, each outstanding NYBOT membership interest was converted into the right to receive a pro rata share of any “bonus pool” amounts not paid to NYBOT officers and governors and a pro rata share of NYBOT’s excess working capital as of the Acquisition Date. The Company determined that NYBOT’s excess working capital as of the Acquisition Date was $2.1 million and this amount was paid in cash to the NYBOT members that received the merger consideration. The maximum amount of cash payable by the Company as merger consideration, excluding the excess working capital, and including any cash payable in respect of the bonus pool was $400 million. The Company paid the remainder of the merger consideration, excluding the excess working capital and the cash portion of the bonus pool, in shares of the Company’s common stock.
     The acquisition provided the Company with the potential for clearing, revenue and expense synergies, as well as the opportunity to expand the Company’s electronic trading platform into soft commodities and financial products offered by NYBOT. The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 12, 2007. The total purchase price was $1.1 billion, and was comprised of the following (in thousands):

Cash paid to NYBOT members	$400,000
Fair value of the Company’s common stock issued	706,663
Transaction costs	14,560

Total purchase price	$1,121,223

     In connection with the acquisition, the Company issued 10.3 million shares of its common stock to NYBOT members. The fair value of the Company’s common stock was determined for accounting purposes at $68.63 per share, which represented the average closing price of the Company’s common stock for the five business day period commencing two business days prior to the public announcement of the acquisition on September 14, 2006. Acquisition-related transaction costs include investment banking, legal and accounting fees, valuation, printing and other external costs directly related to the acquisition.
   Preliminary Purchase Price Allocation for NYBOT Acquisition
     Under purchase accounting, the total purchase price was allocated to NYBOT’s net tangible and identifiable intangible assets based on their estimated fair values as of January 12, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a third-party valuation. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets, potential additional identifiable intangible assets, restructuring costs, certain liabilities and certain legal matters. The Company is continuing to review and validate estimates and assumptions underlying the valuation. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on the Company’s financial statements. The preliminary purchase price allocation is as follows (in thousands):

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Cash and cash equivalents	$36,850
Short-term investments	3,095
Customer accounts receivable	10,123
Income tax receivable	1,545
Margin deposits and guaranty funds	784,385
Prepaid expenses and other current assets	4,063
Property and equipment	16,149
Goodwill	997,000
Identifiable intangible assets	163,600
Other noncurrent assets	21,678
Accounts payable and accrued liabilities	(31,156)
Accrued salaries and benefits	(4,844)
Excess working capital accrual	(2,109)
Accrued restructuring costs	(11,040)
Margin deposits and guaranty funds	(784,385)
Other current liabilities	(100)
Deferred tax liabilities	(59,714)
Other long-term liabilities	(11,741)
Unearned government grant	(12,176)

Total preliminary purchase price allocation	$1,121,223

     The entire goodwill amount above will be included in the global OTC business segment. It has not yet been determined which reporting unit the NYBOT goodwill will be included in for purposes of future impairment testing. The Company estimates that approximately 37% of goodwill acquired will be deductible for tax purposes.
   Identifiable Intangible Assets for NYBOT Acquisition
     In performing the preliminary purchase price allocation, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of NYBOT’s business. The preliminary estimate of the fair value of intangible assets is based, in part, on a valuation using an income approach, market approach or a cost approach, as appropriate. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 13.0% to 14.8%. These discount rates were determined after consideration of the Company’s rate of return on debt and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at March 31, 2007 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life
Customer relationships	$58,600	$503	$58,097	20 years
Technology	7,900	572	7,328	3 years
Trade names	16,800	—	16,800	Indefinite
Non-compete agreements	12,000	763	11,237	2-5 years
DCM/DCO designation	68,300	—	68,300	Indefinite

	$163,600	$1,838	$161,762

     The estimated fair values of the above identifiable assets are preliminary and subject to change, which could have a material impact on the Company’s financial statements.
     Customer relationships represent the underlying relationships and agreements with NYBOT’s existing customers. Technology represents both internally and externally developed software related to clearing operations, back office, eCOPS, floor operations and general operations. Trade names represent the estimated fair value of the NYBOT, eCOPS, FINEX, TIPS, U.S. Dollar Index, New York Board of Trade, USDX, Coffee “C”, Cotton No. 2, Sugar No. 11, and other trade names and trademarks. Non-compete agreements represent the estimated fair value of agreements with NYBOT’s former management team. DCM/DCO designation represents Designated Contract Market (“DCM”) and Derivatives Clearing Organization (“DCO”) designations available from the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”) when certain standards are met. The customer relationships intangible asset is being amortized using an accelerated method and the other finite-lived intangible assets are being amortized using the straight-line method.
   Accrued Restructuring Costs for NYBOT Acquisition

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     As a part of the acquisition of NYBOT, the Company formed a plan to restructure the NYBOT duplicative employee functions to align them with the Company’s existing business functions. Consequently, the Company included an accrual for severance benefit costs of $11.0 million in the purchase price allocation to account for the planned reduction in workforce related to the duplicative functions. This amount and the related payments in the first fiscal quarter of 2007 are documented in the following table (in thousands):

Reserve balance, January 12, 2007	$11,040
Cost applied against the reserve	2,350

Reserve balance, March 31, 2007	$8,690

  Pre-Acquisition Contingencies for NYBOT Acquisition
     The Company has identified certain pre-acquisition contingencies, discussed in Note 10, but has yet to conclude whether the fair values for such contingencies are determinable. If, during the purchase price allocation period, the Company is able to determine the fair value of a pre-acquisition contingency, the Company will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, the Company is unable to determine the fair value of a pre-acquisition contingency, the Company will evaluate whether to include an amount in the purchase price allocation based on whether it is probable that a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in the Company’s operating results in the period in which the adjustment is determined. The purchase price allocation period ends when the Company has all of the information that it has arranged to obtain and that is known to be obtainable, but usually does not exceed one year from the date of acquisition.
  Pro Forma Financial Information for NYBOT Acquisition
     The financial information in the table below summarizes the combined results of operations of the Company and NYBOT, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and NYBOT.
     This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the preliminary valuation of NYBOT’s tangible assets and identifiable intangible assets resulting from the transaction and interest expense related to the debt issued to complete the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and NYBOT for the three months ended March 31, 2006 and for the year ended December 31, 2006 (in thousands, except per share data).

	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2006
Revenues	$75,465	$409,568
Net Income	$19,861	$139,817
Earnings per common share — Basic	$0.30	$2.09
Earnings per common share — Diluted	$0.29	$2.00
  Potential Acquisition
     On March 15, 2007, the Company made a proposal to the board of directors of CBOT Holdings, Inc. (“CBOT”) to combine the two companies in a stock-for-stock transaction. Under the proposal, the Company would issue 1.42 of its common shares for each CBOT Class A common share outstanding (or, should CBOT be the surviving entity, CBOT would issue the inverse number of CBOT Class A common shares for each Company common share outstanding), which would result in CBOT stockholders owning approximately 51.5% of the combined company.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
CBOT was at the time, and continues to be, a party to a definitive agreement to merge with Chicago Mercantile Exchange Holdings, Inc. (“CME”). On March 19, 2007, CBOT announced that its board of directors had authorized CBOT to begin discussions and exchange information with the Company relating to the Company’s proposal. CBOT subsequently announced that it had rescheduled to July 9, 2007 the special meeting of stockholders it had planned to hold on April 4, 2007 to vote on the proposed merger with the CME. The Company subsequently exchanged information with CBOT and clarified certain aspects of its proposal. The Company cannot predict whether its proposal will be accepted or, if it is accepted, what final terms may be agreed with CBOT.
     In connection with this potential acquisition, the Company has incurred $3.3 million in external direct costs. Such amounts have been capitalized as of March 31, 2007.
   Other Acquisition
     On February 28, 2007, the Company acquired all the assets of Commoditrack, Inc. for $3.0 million paid in cash and 6,343 shares of the Company’s common stock. The acquisition enables the Company to provide its customers a real-time risk management program as well as the ability to download trades and access profit and loss detail on the Platform. Of the purchase price, $980,000 was allocated to identifiable intangible assets and $2.0 million was allocated to goodwill. The financial results have been included in the global OTC business segment from the date of acquisition. This acquisition was not material to our results of operations or financial condition, and pro forma results of this acquisition would not differ materially from the results reported in our prior period presented.
4. Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. All stock options and restricted stock are granted at a price equal to the estimated fair value of the common stock at the date of grant. The grant date fair value is based on the closing stock price at the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense ratably over the vesting period, net of estimated forfeitures.
     The following is a summary of stock options for the three months ended March 31, 2007:

		Weighted Average
		Exercise Price per
	Number of Options	Option
Outstanding at January 1, 2007	2,304,908	$17.05
Granted	10,819	138.95
Exercised	(392,618)	9.58
Forfeited	(667)	26.00

Outstanding at March 31, 2007	1,922,442	19.26

     Details of stock options outstanding as of March 31, 2007 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Number of Options	Price	(years)	(In thousands)
Vested or expected to vest	1,872,193	$17.56	7.36	$196,098
Exercisable	1,169,963	$9.33	6.91	$132,060
     The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $50.1 million and $6.1 million, respectively. As of March 31, 2007, there were $11.7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.5 years as the stock options vest.
     The Company granted 266,550 performance-based restricted shares for certain Company employees. These shares were granted in December 2006 and vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2007. The potential compensation expenses to be recognized under these performance-based restricted shares would be $4.7 million if the Threshold Performance Target is met and 53,296 shares vest, $9.4 million if the Target Performance Target is met and 106,627 shares vest, $16.5 million if the Above Target Performance Target is met and 186,572 shares vest, and $23.6 million if the Maximum Performance Target is met and 266,550 shares vest. Under SFAS No.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
123(R), the Company recognizes compensation costs, net of forfeitures, over the vesting period for awards with performance conditions only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining vesting period. As of March 31, 2007, the Company determined that it was probable that the Target Performance Target will be met and the Company recorded $787,000 in non-cash compensation expenses in the accompanying consolidated statement of income for the three months ended March 31, 2007. The remaining $8.7 million in non-cash compensation expenses under the Target Performance Target will be expensed ratably over the remaining vesting period. If the financial performance targets are not reached, or if the employees terminate their employment prior to the end of the vesting period, the corresponding performance-based restricted shares will not be issued and the expense previously recognized will be reversed.
     The Company granted an additional 625,212 performance-based restricted shares for the Company’s senior officers. These shares were granted in September 2004 and vest based on Company financial performance relative to three-year cumulative performance targets set by the Company’s compensation committee for the period from January 1, 2005 to December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $1.4 million if the Minimum Performance Target is met and 208,404 restricted shares vest, $2.8 million if the Target Performance Target is met and 416,807 restricted shares vest or $4.2 million if the Maximum Performance Target is met and 625,212 restricted shares vest. During the three months ended March 31, 2006, the Company determined that it was probable that the Target Performance Target will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $1.2 million. During the three months ended June 30, 2006, the Company determined that it was probable that the Maximum Performance Target will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $943,000. The remaining $2.1 million in non-cash compensation expenses under the Maximum Performance Target are being expensed ratably over the remaining requisite service period from June 30, 2006 through December 31, 2007, including $354,000 that was expensed during the three months ended March 31, 2007. If the financial performance targets are not reached, or if the employees terminate their employment prior to the end of the three-year performance period, the corresponding performance-based restricted shares will not vest and the expense previously recognized will be reversed.
     The following is a summary of the nonvested restricted shares for the three months ended March 31, 2007:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Stock Shares	Value per Share
Nonvested at January 1, 2007	1,356,706	$17.34
Granted	12,047	150.65
Vested	(70,318)	23.51
Forfeited	(951)	84.17

Nonvested at March 31, 2007	1,297,484	34.56

     Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. Compensation expense for performance-based restricted shares is recognized when it is probable that the performance targets will be met. As of March 31, 2007, there were $12.2 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.2 years as the restricted stock vests. These unrecognized compensation costs assume that the Target Performance Target will be met on the performance-based restricted shares granted in December 2006 and that the Maximum Performance Target will be met on the performance-based restricted shares granted in September 2004.
5. Short-Term Investments
     Short-term investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a component of accumulated other

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
comprehensive income. The cost of securities sold is based on the specific identification method. As of March 31, 2007, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Equity securities	$196	$—	$15	$181
US Treasury securities	3,043	—	—	3,043
Municipal bonds	59,220	—	—	59,220

Total	$62,459	$—	$15	$62,444

     The contractual maturities of the short-term investments as of March 31, 2007, were as follows (in thousands):

Estimated Fair
Value
Maturities:
Due within 1 year	$3,224
Due within 1 year to 5 years	4,270
Due within 5 years to 10 years	4,710
Due after 10 years	50,240

Total	$62,444

     Investments that the Company intends to hold for more than one year would be classified as long-term investments. As of March 31, 2007, the Company does not intend to hold any investments for more than one year, and has therefore classified the entire $62.4 million as short-term investments in the accompanying consolidated balance sheets.
6. Credit Agreement
     The Company financed the cash portion of the NYBOT acquisition with cash on hand and borrowings under a senior unsecured credit facility (the “Credit Agreement”) dated January 12, 2007 that the Company entered into with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. In connection with the Credit Agreement, the Company terminated its previous $50.0 million credit facility with Wachovia, under which no borrowings were outstanding. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). In connection with the acquisition, the Company used the proceeds of the $250.0 million term loan along with $164.6 million of cash on hand to finance the $414.6 million cash component of the acquisition and the acquisition related expenses. Under the terms of the Credit Agreement, the Company can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger, which is January 12, 2010. The revolving credit line can be used by the Company for general corporate purposes.
     Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As of March 31, 2007, the Company has a six-month $250.0 million LIBOR loan outstanding with a stated interest rate of 6.11%, including the applicable margin rate at March 31, 2007 on the $250.0 million LIBOR loan was 0.75%. For the borrowings under the term loan facility, the Company will begin making payments on June 30, 2007, and quarterly thereafter until the fifth anniversary of the closing date of the Merger. The Credit Agreement includes an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.15% at March 31, 2007.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     The Credit Agreement requires the Company to use 100% of the net cash proceeds raised from debt issuances or assets dispositions, with certain limited exceptions, to prepay outstanding loans under the Credit Facilities. With limited exceptions, the Company may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty upon written notice to the Administrative Agent. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The Company has been and is currently in compliance with the relevant covenants under the Credit Agreement.
7. Income Taxes
     For the three months ended March 31, 2007 and 2006, income before income taxes from domestic operations was $40.9 million and $19.1 million, respectively, and income before income taxes from foreign operations was $47.0 million and $9.7 million, respectively. Details of the income tax provision in the accompanying unaudited consolidated statements of income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Current tax expense:
Domestic	$18,075	$4,611
Foreign	11,183	4,575

	29,258	9,186

Deferred tax expense (benefit):
Domestic	123	(145)
Foreign	2,897	56

	3,020	(89)

Total tax expense	$32,278	$9,097

     The tax effects of temporary differences between the carrying amount of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets (liabilities) as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Deferred compensation	$3,059	$3,189
Patent amortization	4,897	—
Compensation related accruals	6,006	—
Contract terminations	2,055	—
Other	4,489	816

Total deferred tax assets	20,506	4,005

Deferred tax liabilities:
Acquired intangibles	(59,565)	—
Property and equipment	(4,853)	(34)
Tax accrued on undistributed earnings of foreign subsidiaries	(3,232)	(3,369)
Other	(1,274)	(1,383)

Total deferred tax liabilities	(68,924)	(4,786)

Net deferred tax liabilities	(48,418)	(781)
Net current deferred tax assets (liabilities)	7,289	(908)

Net noncurrent deferred tax assets (liabilities)	$(55,707)	$127

     Our effective tax rate increased to 36.7% for the three months ended March 31, 2007 from 31.6% for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by tax exempt interest income, tax credits and a decrease in the amount of US taxes accrued on foreign earnings. The effective tax rate for the three months ended March 31, 2006 is lower than the statutory rate primarily due to tax

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
exempt interest income and a $1.2 million reduction in US residual taxes that was recorded during the three months ended March 31, 2006.
     The undistributed earnings of the Company’s foreign subsidiaries that have not been indefinitely reinvested in prior periods totaled $71.2 million as of March 31, 2007. These earnings will not be subject to US income tax until they are remitted to the US. Historically, the Company has provided for deferred US federal income taxes on these undistributed earnings in the accompanying consolidated statements of income as they were determined not to be indefinitely reinvested. However, during the three months ended March 31, 2007, the Company determined in accordance with Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes-Special Areas, that $31.2 million of the undistributed earnings will be indefinitely reinvested, primarily relating to the cash that will be needed to build out and to fund the new European clearing house that the Company will form later in 2007. Under APB Opinion No. 23, when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary on which income taxes have been accrued in the past will not be remitted in the foreseeable future, then the parent company should adjust income tax expense of the current period to reflect this change. Accordingly, the impact of the Company’s decision to indefinitely reinvest earnings during 2007 was a reduction of tax expense of $743,000 for the three months ended March 31, 2007. The Company has provided for deferred US income taxes on the remainder of $40.0 million of the undistributed earnings of the Company’s foreign subsidiaries as of March 31, 2007.
     In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a charge of $97,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect the effective tax rate. The Company recorded a decrease of its unrecognized tax benefits of $1.9 million as of March 31, 2007, of which approximately $0.5 million increased income tax expense for the three months ended March 31, 2007. The Company recognizes interest accrued related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Estimated interest accrued related to the unrecognized tax benefits totaled $229,000 for the three months ended March 31, 2007. Accrued interest and penalties were $1.3 million and $1.5 million as of January 1, 2007 and March 31, 2007, respectively.
     The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2003.
8. Unearned Government Grant
     In November 2002, NYBOT entered into a ten-year agreement with the New York State Urban Development Corporation d/b/a Empire State Development Corporation (“ESDC”). As a result of the terrorist attacks on the World Trade Center on September 11, 2001, the ESDC, in cooperation with the New York City Economic Development Corporation d/b/a New York City Industrial Development Agency, determined that NYBOT was eligible for assistance under the World Trade Center Job Creation and Retention Program. In November 2002, NYBOT received a grant of $23.3 million in cash to be used for fixed asset expenditures. This agreement requires NYBOT to maintain certain annual employment levels in a certain geographic area of New York City and the grant is subject to recapture amounts on a declining scale over a ten-year term if NYBOT employment levels fall below the minimum level. The grant is recognized in the income statement ratably in accordance with the ten-year recapture schedule as a credit to depreciation and amortization expense. As of December 31, 2006, the potential recapture amount had decreased to $12.2 million and will decrease by $1.75 million at the end of each fiscal year going forward. The following is a schedule of future grant amortization as of December 31, 2006 of each year (in thousands):

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Year ending December 31:
2007	$1,750
2008	1,750
2009	1,750
2010	1,750
Thereafter	5,233

$12,233

9. Clearing of NYBOT through NYCC
     The New York Clearing Corporation (“NYCC”), the clearing organization for NYBOT and a Derivatives Clearing Organization under the CEA, clears and guarantees the settlement of every futures and options on futures contract traded through NYBOT. In its guarantor role, NYCC has equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. NYCC is a wholly-owned subsidiary of NYBOT. NYCC assumes all of the rights and obligations of the buyer with respect to the clearing member representing the seller, and all of the rights and obligations of the seller with respect to the clearing member representing the buyer, under each futures contract and option it clears, after which the clearing members have no further rights and obligations with respect to each other under such futures contract or option. The rights and obligations of NYCC under any cleared futures contract or option continue in effect until the first to occur of: (i) the liquidation of such futures contract or option by the holder through an offsetting trade, (ii) the exercise of any option (after which NYCC assumes the rights and obligations under the futures contract issued pursuant to such exercise), (iii) final cash settlement of the futures contract, and (iv) issuance of a delivery notice by NYCC to the receiver with respect to a futures contract of a deliverer. To the extent that funds are not otherwise available to NYCC to satisfy an obligation under an applicable contract, NYCC bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing members failing to meet their obligations to the clearing organization. NYCC reduces its exposure through a risk management program that includes initial and ongoing financial standards for admission as a clearing member, original and variation margin requirements and mandatory deposits to a guaranty fund.
     NYCC marks all outstanding futures contracts and options to market daily. Clearing members that experience net losses under outstanding futures contracts since the prior business day are required to pay NYCC the amount of those net losses in cash. Clearing members that experience net profits under outstanding futures contracts since the prior business day are entitled to be paid those net profits by NYCC in cash. The payments of profits and losses are known as variation margin. NYCC also maintains separate bank accounts for clearance of clearing members’ daily variation margin settlements. Generally, any significant daily overnight balance in the clearance account is invested in money market mutual funds. NYCC requires all clearing members to maintain on deposit with NYCC cash, money market mutual fund shares, US Government obligations, or letters of credit to secure payment of such variation margin as may become owing by the clearing members, and such deposits are known as original margin. NYCC is required under the CEA to segregate cash and securities deposited by clearing firms on behalf of their customers.
     NYCC’s By-laws provide that each clearing member make deposits in a fund known as a guaranty fund (“Guaranty Fund”). These amounts serve to secure the obligations of a clearing member to NYCC and may be used to cover losses sustained by NYCC as a result of the default of the clearing member, as described in the By-laws. The By-laws further provide that all income earned from investing clearing members’ cash deposits in the Guaranty Fund belong to NYCC and are included in interest income in the accompanying consolidated statements of income.
     A clearing member that is the buyer of an option must pay the premium to NYCC which, in turn, pays the premium for each option to the clearing member that is the seller of an option. No variation margin is paid or collected with respect to options. However, clearing members are required to deposit with NYCC original margin with respect to options sold, and the required amount will increase or decrease each day to reflect losses or profits incurred on those options since the prior business day. No original margin is required with respect to options that have been bought.
     Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, NYCC may liquidate its open positions and use its original margin and Guaranty Fund deposits to make up the amount owing. In the event that those deposits are not sufficient to pay that amount in full, NYCC may utilize the Guaranty Fund deposits of all clearing members for that purpose and, in addition, may assess all clearing members to meet any remaining shortfall. As of March 31, 2007, margin cash deposits and Guaranty Fund cash deposits are as follows (in thousands):

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

Original margin	$645,212
Variation margin	6,470
Guaranty Fund	1,762

Total	$653,444

     NYCC has recorded these cash deposits in the accompanying consolidated balance sheet as current assets with offsetting current liabilities to the clearing members who deposited the funds. The majority of deposit balances are denominated in foreign currencies. Any foreign currency gains or losses on the assets are fully offset by foreign currency gains or losses on the offsetting liabilities. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to NYCC.
     The Company has credit risk for maintaining these cash deposits at various financial institutions. These deposits at times may exceed amounts in excess of federally insured limits. The Company monitors these deposits and mitigates credit risk by keeping such deposits in several financial institutions. The Company has not experienced losses related to these deposits.
     In addition to the original margin, variation margin, and Guaranty Fund cash deposits made to NYCC, clearing members also pledge assets, including US Government obligations, money market mutual funds and letters of credit, to NYCC to mitigate NYCC’s credit risk. The US Government obligations, money market mutual funds and letters of credit are held in safekeeping and any interest and gain or loss accrues to the clearing member. As of March 31, 2007, US Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits, as detailed below, are not reflected in the accompanying consolidated balance sheet as NYCC does not take legal ownership (in thousands):

	US Government	Money
	Securities at	Market
	Face Value	Mutual Fund
Original margin	$2,600,901	$581,705
Guaranty Fund	86,793	—

Total	$2,687,694	$581,705

10. Commitments and Contingencies
   Patent Licensing Agreement
     In March 2002, the Company entered into a long-term, non-exclusive licensing agreement with eSpeed, Inc. (“eSpeed”), which granted the use of eSpeed’s patent to the Company and its majority-owned and controlled affiliates. The patent relates to automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform. Under the agreement, the Company was required to pay minimum annual license fees of $2.0 million beginning April 5, 2002 through the expiration date of the patent in February 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the Platform.
     The Company recorded amortization expense of $283,000 and $500,000 during the three months ended March 31, 2007 and 2006, respectively, relating to the licensing agreement. The Company paid royalty payments of $1.7 million and $1.0 million during the three months ended March 31, 2007 and 2006, respectively. The licensing agreement and related patent expired in February 2007 and no future payments are required.
   NYBOT eSpeed license
     In 2004, NYBOT entered into an agreement with eSpeed in order to establish and operate a marketplace for the electronic trading of certain futures contracts and options on futures contracts. The agreement granted the use of eSpeed’s patented electronic trading technology to NYBOT. In addition, this agreement terminated a previous agreement between NYBOT and eSpeed in exchange for a one-time cash payment in 2004 and a commitment to make variable cash payments to eSpeed based on the number of electronic products traded and executed by NYBOT through September 2017. The variable payment is based on the volume of NYBOT electronic contracts that are traded and the variable payment has a cap of $1.0 million per year. These payments may be adjusted annually for changes in the Consumer Price Index. NYBOT began executing electronic trading on February 2, 2007. Based on the electronic trading volumes for the three months ended March 31, 2007, NYBOT expects to exceed the maximum annual number of electronic contracts traded during 2007, and expects a total 2007 payment to eSpeed of $1.0

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
million. An accrual of $258,000 has been recorded in accrued liabilities in the accompanying consolidated balance sheet to reflect this obligation as of March 31, 2007.
   Legal Proceedings
     In November 2002, the New York Mercantile Exchange, Inc. (“NYMEX”) filed suit against the Company in United States District Court for the Southern District of New York. In the suit, NYMEX alleges that the Company has infringed certain intellectual property rights of NYMEX through the use of settlement prices of futures contracts listed on NYMEX and references to NYMEX in describing products traded on the Platform. In September 2004, the Company filed a motion for summary judgment seeking judgment as a matter of law with respect to the claims in NYMEX’s complaint. In September 2005, the court granted the Company’s motion for summary judgment dismissing all claims brought by NYMEX. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and that the Company had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. NYMEX’s trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. NYMEX has filed an appeal with respect to the copyright claims and state law claims, but not the federal trademark claims, and the case is presently pending before the Second Circuit Court of Appeals.
     In May 2000, Klein & Co. Futures, Inc. (“Klein”), a former clearing member of NYCC, defaulted on its margin obligations to NYCC, which resulted in a margin deficiency and related liquidation costs of approximately $6.0 million. NYCC, pursuant to its rules, then applied all funds on deposit with it from Klein to cover the deficiency. Thereafter, the management of NYBOT decided that in the interest of promoting confidence in the U.S. futures markets in general, and in NYBOT’s markets in particular, it would make whole any customer that suffered losses as a result of the default of Klein, in return for the customer assigning its claims against Klein to NYBOT.
     In July 2000, Klein commenced a civil action in the United States District Court for the Southern District of New York against numerous defendants, including NYBOT, various affiliates of NYBOT and officials of NYBOT and/or its affiliates. Klein’s claims arise out of its collapse in the wake of the recalculation of settlement prices for options on futures contracts based on the Pacific Stock Exchange Technology Index, an index of technology stocks, in May 2000. Klein purported to allege federal claims arising under the CEA and various state law claims. In February 2005, the District Court dismissed Klein’s CEA claims with prejudice for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. In September 2006, a panel of the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. In October 2006, Klein filed a motion for rehearing insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against NYBOT and certain of its affiliates. That motion was denied and in March 2007 Klein filed a petition in the Supreme Court of the United States requesting the right to file an appeal of the Circuit Court’s decision. NYBOT and its affiliates filed papers in opposition to that petition on April 18, 2007.
     In March 2007, Klein filed a parallel action in the Supreme Court of the State of New York, New York County, against certain defendants including NYBOT and its former president, alleging as against NYBOT and its former president a claim for slander and libel relating to NYBOT’s statement in May 2000 that in connection with Klein’s collapse, Klein had misused its customer funds to pay its obligations to NYBOT’s clearing house. NYBOT has not yet filed an Answer or other responsive pleading in that action.
     In May 2001, NYBOT and NYCC commenced an action in the United States District Court for the Southern District of New York against Klein. NYBOT and NYCC commenced this action in their capacity as the assignees of certain claims that were held against Klein by its former customers. NYBOT’s action seeks to recover money owed by Klein to those customers in the wake of Klein’s collapse. In the same decision that dismissed the Klein action, the District Court dismissed all of Klein’s counterclaims against NYBOT, denied NYBOT’s motion for judgment on the pleadings and found that the complaint in NYBOT’s action did not state a claim for which relief could be granted. However, the District Court granted NYBOT leave to replead and in April 2005, NYBOT and NYCC filed an amended complaint, which Klein subsequently moved to dismiss. NYBOT and NYCC opposed that motion which, although fully briefed since August 2005, has not been decided by the court.
     In December 2006, certain holders of non-equity trading permits (“Permit Holders”) of NYBOT commenced an action in the Supreme Court of the State of New York, County of New York seeking declaratory, monetary and

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
injunctive relief with respect to the merger. The Permit Holders allege that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, they were not permitted to vote with respect to the merger and will not receive any part of the merger consideration. The Permit Holders seek (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. On January 3, 2007, NYBOT filed a motion to dismiss the complaint, which was granted by the court, in its entirety, in a decision rendered on April 6, 2007. The court also denied the plaintiffs’ request for a preliminary injunction. The time within which an appeal of the decision may be filed by the plaintiffs has not expired.
     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company has concluded that these legal proceedings and claims, including those specifically discussed above, have not proceeded sufficiently for their likely outcomes to be determinable. However, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to these proceedings and claims.
11. Asset Sale and Purchase
     The Company entered into an agreement with a third-party to sell its former open-outcry disaster recovery site in London. Prior to the closure of the Company’s open-outcry floor in London during April 2005, the building on this site was used as a backup open-outcry trading facility. In August 2006, in connection with the sale, the Company received a non-refundable deposit of $1.3 million. The deposit was recorded as deferred revenue and restricted cash in the accompanying consolidated balance sheet as of December 31, 2006. As of December 31, 2006, the net book value of the land, which was included in the UK futures business segment, was $3.7 million and was classified as an asset held for sale. The sale was completed in February 2007 at which time final payment was received and a net gain on disposal of an asset of $9.3 million was recognized as other income in the accompanying consolidated statement of income for the three months ended March 31, 2007.
     On March 5, 2007, the Company purchased certain intangible assets related to widely-used natural gas pricing indices for $8.1 million in cash from a third-party. This payment includes $2.6 million made upon execution of the agreement and $5.5 million paid into an escrow account, for which the Company has legal ownership. The future escrowed payments will be made to the third-party in installments of $2.5 million, $1.5 million and $1.5 million on the first, second and third anniversaries, respectively, of the agreement, contingent upon the third-party meeting certain criteria. The Company currently believes that it is probable that these criteria will be met. As such, the Company has recorded the entire purchase price, including the escrowed cash, as an intangible asset with an indefinite life, which will be assessed periodically for impairment. At March 31, 2007, $2.5 million of the escrowed cash is classified as current restricted cash and $3.0 million is classified as non-current restricted cash, with an offsetting current and non-current accrued liability of $2.5 million and $3.0 million, respectively, in the accompanying consolidated balance sheet. The Company will have the exclusive right to charge and collect fees for those seeking license arrangements for these indices. The Company has recorded the intangible asset in its global OTC business segment.
12. Segment Reporting
     The Company has four principal business segments, consisting of its global OTC business segment, its UK futures business segment, its market data business segment, and, effective with the acquisition of NYBOT in January 2007, its US futures business segment. The market data business of NYBOT has been included in the market data business segment and the remaining operations of NYBOT have been included in the US futures business segment. Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments and geographic areas are as follows:

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

	Global	UK	US	Market
	OTC	Futures	Futures	Data
	Business	Business	Business	Business
	Segment	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended March 31, 2007:
Revenues from external customers	$52,768	$45,327	$19,365	$9,148	$126,608
Intersegment revenues	9,943	817	—	3,410	14,170
Depreciation and amortization	5,464	446	597	2	6,509
Interest income	1,636	785	358	45	2,824
Interest expense	3,756	—	39	—	3,795
Income tax expense	11,157	14,945	1,953	4,223	32,278
Net income	19,071	27,755	2,247	6,513	55,586
Total assets	1,477,169	90,171	717,272	10,321	2,294,933
     Revenues from three customers of the UK futures business segment comprised 18.9%, 13.9% and 11.3% of the Company’s UK futures revenues for the three months ended March 31, 2007. Revenues from two customers of the US futures business segment comprised 10.7% and 10.5% of the Company’s US futures revenues for the three months ended March 31, 2007. These references to customers refer to the clearing member that clears trades on behalf of a trading entity or trader conducting transactions on the Platform or on the open-outcry trading floor. If the clearing member ceased doing business, the Company believes that the trading entity or trader would continue to conduct transactions on the Platform or on the open-outcry trading floor and would clear those transactions through a different clearing member. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2007.

	Global	UK	Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended March 31, 2006:
Revenues from external customers	$26,586	$19,463	$4,233	$50,282
Intersegment revenues	5,077	2,471	1,227	8,775
Depreciation and amortization	2,660	525	3	3,188
Interest income	672	498	8	1,178
Interest expense	63	—	—	63
Income tax expense	4,275	3,993	829	9,097
Net income	10,706	7,416	1,542	19,664
     Revenues from one customer of the UK futures business segment comprised 11.9% of the Company’s UK futures revenues for the three months ended March 31, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2006.
13. Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2007 and 2006:

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per
	share amounts)
Basic:
Net income	$55,586	$19,664

Weighted average common shares outstanding	67,534	55,533

Basic earnings per common share	$0.82	$0.35

Diluted:
Weighted average common shares outstanding	67,534	55,533

Effect of dilutive securities:
Stock options and restricted shares	2,224	3,439

Diluted weighted average common shares outstanding	69,758	58,972

Diluted earnings per common share	$0.80	$0.33

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 and other filings with the Securities and Exchange Commission.
     Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; increasing competition; technological developments, including clearing developments; accuracy of our cost estimates and expectations, adjustments to exchange fees or commission rates; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2008; our ability to increase the connectivity to our marketplace; development of new products and services; pursuit of strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protection of our intellectual property rights and our ability to not violate the intellectual property rights of others; changes in domestic and foreign regulations or government policy; adverse litigation results; our belief in our electronic platform and disaster recovery system technologies and the ability to gain access to comparable products and services if our key technology contracts were terminated; the benefits of the merger involving ICE and the New York Board of Trade, or NYBOT; and the risk that the businesses will not be integrated successfully or the revenue opportunities, cost savings and other anticipated synergies from the merger may not be fully realized or may take longer to realize than expected. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with our consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
     We currently operate the leading electronic global futures and over-the-counter, or OTC, marketplace for trading a broad array of energy products as well as the leading global soft commodities exchange. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of energy products in both futures and OTC markets. Through our electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities contracts. We conduct our regulated UK futures markets through our wholly-owned subsidiary, ICE Futures. We conduct our regulated US futures markets through our wholly-owned subsidiary, the New York Board of Trade, or NYBOT, which also includes the New York Clearing Corp., or NYCC, a wholly-owned clearing house subsidiary of NYBOT. We completed our acquisition of NYBOT on January 12, 2007.
     On a consolidated basis, we recorded $126.6 million in revenues for the three months ended March 31, 2007, a 151.8% increase compared to $50.3 million for the three months ended March 31, 2006. On a consolidated basis, we recorded $55.6 million in net income for the three months ended March 31, 2007, a 182.7% increase compared to $19.7 million for the three months ended March 31, 2006. The financial results for the three months ended March 31, 2007 include a gain of $9.3 million, or $5.8 million after tax, relating to the sale our former open-outcry disaster recovery site in London. During the three months ended March 31, 2007, 34.0 million contracts were traded in our

UK futures markets and 39.8 million contracts were traded in our global OTC markets, up 103.9% from 16.7 million UK futures contracts traded during the three months ended March 31, 2006 and up 99.5% from 20.0 million global OTC contracts traded during the three months ended March 31, 2006.
Our Business Environment
     Our business is primarily transaction-based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in commodities prices. Price volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage or speculative trading. Changes in our energy UK futures trading volumes and global OTC average daily commissions have also been driven by varying levels of liquidity both in our markets and in the broader markets for energy commodities trading, which influence trading volumes across all of the markets we operate.
     We operate our UK futures and OTC markets for energy commodities exclusively on our electronic platform and we offer NYBOT’s markets on both our electronic platform and through our trading floor based in New York. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of energy commodities as a tradable, investable asset class, will support continued secular growth in the global markets. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in derivatives trading on a global basis.
Potential Acquisition
     On March 15, 2007, we made a proposal to the board of directors of CBOT Holdings, Inc., or CBOT, to combine our two companies in a stock-for-stock transaction. Under our proposal, we would issue 1.42 of our shares for each CBOT Class A common share outstanding, or, should CBOT be the surviving entity, CBOT would issue the inverse number of CBOT Class A common shares for each of our shares outstanding, which would result in CBOT stockholders owning approximately 51.5% of the combined company. CBOT was at the time, and continues to be, a party to a definitive agreement to merge with Chicago Mercantile Exchange Holdings, Inc., or CME. On March 19, 2007, CBOT announced that its board of directors had authorized CBOT to begin discussions and exchange information with us relating to our proposal. CBOT subsequently announced that it had rescheduled to July 9, 2007 the special meeting of stockholders it had planned to hold on April 4, 2007 to vote on the proposed merger with the CME. We subsequently exchanged information with CBOT and clarified certain aspects of our proposal. We cannot predict whether our proposal will be accepted and, if it is accepted, what final terms may be agreed with CBOT.
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
Segment Reporting
     For financial reporting purposes, our business is currently divided into four segments: our UK futures business segment, our US futures business segment, our global OTC business segment and our market data business segment. We began operating our US futures business segment upon the completion of the NYBOT acquisition on January 12, 2007. For a discussion of these segments and related financial disclosure, refer to note 12 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
   Intersegment Fees
     Our global OTC business segment provides and supports the platform for electronic trading in our energy UK futures business segment and our soft commodity and financial US futures business segment. Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures business segments. Our UK futures business segments and our global OTC business segment provide access to trading volumes to our market data business segment. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.
   Our UK Futures Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our energy UK futures business segment:

	Three Months Ended March 31,
	2007	%	2006	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
ICE Brent Crude futures	$22,121	47.9%	$13,476	61.4%
Other futures products and options	22,010	47.7	5,483	25.0
Intersegment fees	817	1.8	2,471	11.3
Market data fees	—	—	37	0.2
Other	1,196	2.6	467	2.1

Total revenues	46,144	100.0	21,934	100.0

Operating expenses:
Selling, general and administrative expenses(1)	6,202	13.4	5,772	26.3
Intersegment expenses	6,937	15.0	4,735	21.6
Depreciation and amortization	446	1.0	525	2.4

Total operating expenses	13,585	29.4	11,032	50.3

Operating income	32,559	70.6	10,902	49.7
Other income, net	10,141	22.0	507	2.3
Income tax expense	14,945	32.4	3,993	18.2

Net income	$27,755	60.1%	$7,416	33.8%

(1)	Includes compensation and benefits expenses and professional services expenses.
     A contract is a standardized quantity of the physical commodity underlying each futures contract. The following table presents, for the periods indicated, trading activity in our UK futures markets by commodity type based on the total number of contracts traded:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Number of UK futures contracts traded:
ICE Brent Crude futures	14,926	10,174
ICE WTI Crude futures(1)	12,805	2,316
ICE Gas Oil futures	5,635	3,937
Other futures and options	607	232

Total	33,973	16,659

(1)	A fee waiver applied to trade execution for our ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.
     The following chart presents the exchange fee revenues by contract traded in our UK futures markets for the periods presented:

UK Futures Exchange Fee Revenues
     The following table presents our average daily open interest for our energy futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients.

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Open interest – UK futures contracts:
ICE Brent Crude futures	618	398
ICE WTI Crude futures	510	80
ICE Gas Oil futures	322	225
Other futures and options	153	57

Total	1,603	760

   Our Global OTC Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our global OTC business segment:

	Three Months Ended March 31,
	2007	%	2006	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
North American natural gas	$36,183	57.7%	$18,323	57.9%
North American power	8,797	14.0	4,833	15.3
Other commodities markets	1,044	1.6	438	1.4
Electronic trade confirmation	1,242	2.0	682	2.1
Intersegment fees	9,943	15.9	5,077	16.0
Market data fees	4,871	7.8	1,752	5.5
Other	631	1.0	558	1.8

Total revenues	62,711	100.0	31,663	100.0

Operating expenses:
Selling, general and administrative expenses(1)	21,258	33.9	13,376	42.2
Intersegment expenses	3,474	5.5	1,248	3.9
Depreciation and amortization	5,464	8.7	2,660	8.4

Total operating expenses	30,196	48.2	17,284	54.6

Operating income	32,515	51.8	14,379	45.4
Other income (expense), net	(2,287)	(3.6)	602	1.9
Income tax expense	11,157	17.8	4,275	13.5

Net income	$19,071	30.4%	$10,706	33.8%

(1)	Includes compensation and benefits expenses and professional services expenses.
     Revenues in our global OTC business segment are generated primarily through commission fees earned from trades and from data access fees. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from commission fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. In addition to our commission fees, a participant that chooses to clear a trade must pay a fee to LCH.Clearnet for the benefit of clearing and another for the services of the relevant member clearing firm, or futures commission merchant. Consistent with our UK futures business, we currently derive no direct revenues from the clearing process and participants pay the clearing fees directly to LCH.Clearnet and the futures commission merchants.
     The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our global OTC markets:

	Three Months Ended
	March 31,
	2007	2006
	(In millions)
Total Volume — OTC:
North American natural gas (in million British thermal units, or MMBtu)	91,919	44,906
North American power (in megawatt hours)	1,260	716
Global oil (in equivalent barrels of oil)	195	269

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Number of OTC contracts traded:
North American natural gas	36,771	17,964
North American power	1,948	1,086
Global oil	1,120	920

Total	39,839	19,970

     The following chart presents the commission fee revenues by commodity traded in our global OTC markets for the periods presented:
Global OTC Commission Fee Revenues
     The following table presents our average weekly open interest for our cleared OTC contracts:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Open interest – cleared OTC contracts:
North American gas	3,736	1,327
North American power	779	384

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Global oil	18	26

Total	4,533	1,737

   Our US Futures Business Segment
     The following table presents, for period from January 13, 2007 to March 31, 2007, selected statement of income data in dollars and as a percentage of revenues for our soft commodity and financial US futures business segment (dollar amounts in thousands):

Revenues:
Transaction fees, net:
Sugar futures	$7,251	37.4%
Other futures products and options	10,693	55.3
Other	1,421	7.3

Total revenues	19,365	100.0

Operating expenses:
Selling, general and administrative expenses(1)	12,374	63.9
Intersegment expenses	2,513	13.0
Depreciation and amortization	597	3.1

Total operating expenses	15,484	80.0

Operating income	3,881	20.0
Other income, net	319	1.6
Income tax expense	1,953	10.1

Net income	$2,247	11.6%

(1)	Includes compensation and benefits expenses and professional services expenses.
     The following table presents trading activity in our US futures markets for commodity type based on the total number of contracts traded for the period from January 13, 2007 to March 31, 2007 (in thousands):

Number of US futures contracts traded:
Soft commodity futures and options(1)	10,272
Financial futures and options(2)	993

Total	11,265

(1)	Consists primarily of sugar, coffee, cotton, orange juice, cocoa, ethanol and wood pulp futures and options contracts.

(2)	Consists primarily of currency pairs (including euro-based, US dollar-based, yen-based, sterling-based and other useful cross-rates as well as our original contract based on the USDX), equity index and commodity index futures and options contracts.
     The following table presents our open interest for our US futures contracts as of March 31, 2007 (in thousands):

Open interest — US futures contracts:
Soft commodity futures and options	2,393
Financial futures and options	242

Total	2,635

   Our Market Data Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Three Months Ended March 31,
	2007	%	2006	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$9,148	72.8%	$4,233	77.5%
Intersegment fees	3,410	27.2	1,227	22.5

Total revenues	12,558	100.0	5,460	100.0

Operating expenses:
Selling, general and administrative expenses(1)	622	5.0	293	5.4
Intersegment expenses	1,246	9.9	2,792	51.1
Depreciation and amortization	2	0.1	3	0.1

Total operating expenses	1,870	15.0	3,088	56.6

Operating income	10,688	85.0	2,372	43.4
Other income (expense), net	48	0.4	(1)	—
Income tax expense	4,223	33.6	829	15.2

Net income	$6,513	51.9%	$1,542	28.2%

(1)	Includes compensation and benefits expenses and professional services expenses.
     We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our UK and US futures markets. We also earn subscription fee revenues from OTC daily indices, view only access to the OTC markets and OTC and energy UK futures end of day reports. In addition, we manage the market price validation curves whereby participant companies subscribe to receive consensus market valuations.
Sources of Revenues
   Transaction Fees
     Transaction fees have accounted for, and are expected to continue to account for, a substantial portion of our revenues. Transaction fees consist of exchange fees earned on futures transactions, commission fees earned on OTC transactions, electronic confirmation fees and, for transactions executed on NYBOT, clearing fees. We charge commission fees or exchange fees to both the buyer and the seller in each transaction executed on our platform. Commission fees and exchange fees are based on the number of contracts traded during each month multiplied by the commission rate. A change to either our commission rate or to the volume of contracts we execute directly affect our revenues. We also accept transactions that participants execute off-platform but wish to have processed for clearing. We do not risk our own capital by engaging in any trading activities.
     Transaction fees in our futures and OTC business segments are presented net of rebates that we issue to customers to generate market liquidity. We implemented a rebate program in the ICE WTI Crude market that began in April 2006 to promote trading. The ICE WTI Crude market maker rebates continue through June 30, 2007. From time to time we may enter into market-maker agreements with certain participants to make markets in certain contracts on our electronic trading platform.
   Market Data Fees
     Market data fees consist of terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our futures markets. We invoice these data vendors monthly for terminal fees based on the number of terminals that carry our futures market data. Each data vendor also pays a quarterly or annual license fee which is deferred and recognized as revenue ratably over the period for which services are provided.
     Market data fees also consist of data access fees that we have historically charged to participants or customers that were not active traders who were registered to trade or view OTC natural gas and power products on our electronic trading platform. The data access fees were based on their historical trading activity and the number of users the participant firm had registered to trade on our platform. We recognized the difference between the monthly data access fee for a given participant and the actual amount of commission fees generated by such participant for trading activity in that month as data access revenues. Beginning in March 2006, we changed the methodology for charging OTC data access fees. We now charge OTC data access fees on a per-user basis to those accessing our platform (both trading and view only access). We also began to charge data access fees in our energy UK futures business segment beginning in February 2006, at the individual user level.
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
   Other Revenues
     Other revenues primarily include revenues generated from membership fees, training seminars, trade registration system fees, eCOPS documentation fees, initiation fees, booth fees, broker telephone fees, grading fees, certification fees and licensing fees charged to the Chicago Climate Exchange and the European Climate Exchange.
Components of Expenses
   Compensation and Benefits
     Compensation and benefits expenses primarily consist of salaries, non-cash stock based compensation, bonuses, payroll taxes, employer-provided medical and other benefit plan costs and recruiting costs. Substantially all of our employees are full-time employees. We capitalized and recorded as property and equipment a portion of our compensation and benefits costs for technology employees engaged in software development and the enhancement of our electronic platform.
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
   Patent Royalty
     We entered into a long-term, non-exclusive licensing agreement with a third party, which granted us the use of the third party’s patent. The patent related to automated futures trading systems in which transactions are completed by a computerized matching of bids and offers of futures contracts on an electronic platform. Under the agreement, we were required to pay minimum annual license fees of $2.0 million beginning April 5, 2002 through the expiration date of the patent on February 20, 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on our platform. This licensing agreement ended on February 20, 2007 and no payments are required after this date.
   Selling, General and Administrative
     The major expense categories in selling, general and administrative expenses are cost of hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing expenses. Cost of hosting expenses primarily consist of hosting and participant network expenses. Our hosting expenses include the amounts we pay for the physical facilities, maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Our participant network expenses include the amounts we pay to provide participants with direct connectivity to our platform. Hardware and software support expenses primarily consist of external hardware and software maintenance and support costs and trade registration system costs. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore, Dublin and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. Marketing expenses primarily consist of advertising, public relations and product promotion campaigns used to promote brand awareness, as well as new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. Other selling, general and administrative costs primarily consist of telephone and communications expense, corporate insurance expense, travel expense, meals and entertainment expense and dues, subscriptions and registration expense.
   Depreciation and Amortization
     We depreciate costs related to our property and equipment, including computer and network equipment, software and internally developed software, office furniture and equipment and leasehold improvements using the straight-line method based on estimated useful lives of the assets. We capitalize costs, both internal and external, direct and incremental, related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. We do not amortize goodwill and intangible assets with indefinite lives. We amortize intangible assets with contractual or finite useful lives, in each case over the estimated useful lives of the intangible assets.
   Other Income (Expense)
     Other income (expense) consists primarily of interest income and expense, as well as gains and losses on foreign currency transactions. We generate interest income from the investment of our cash and cash equivalents, short-term investments, and restricted cash. Interest expense consisted of interest on the outstanding indebtedness and the unused fee calculated under our revolving credit facility. We also recognized a gain during the three months ended March 31, 2007 for the sale of our former open-outcry disaster recovery site in London.
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

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except for
	percentages and rate per
	contract)
Operating Data:

Our Market Share of Selected Key Products:

Total crude oil futures contracts traded globally	57,259	29,514
ICE Brent Crude oil futures contracts traded	14,926	10,174
ICE WTI Crude oil futures contracts traded	12,805	2,316
Our crude oil futures market share	48.4%	42.3%

Total cleared OTC Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	33,733	17,434

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except for
	percentages and rate per
	contract)
Our cleared OTC Henry Hub natural gas contracts traded	29,508	13,851
Our market share — cleared OTC Henry Hub natural gas vs. NYMEX-ClearPort	87.5%	79.4%

Total cleared OTC PJM financial power contracts traded on us and NYMEX- ClearPort	723	522
Our cleared OTC PJM financial power contracts traded	689	444
Our market share — cleared OTC PJM financial power vs. NYMEX-ClearPort	95.4%	85.1%

Our Average Daily Trading Fee Revenues:
Our UK futures business average daily exchange fee revenues	$690	$296

Our US futures business average daily exchange fee revenues	339	—

Our bilateral global OTC business average daily commission fee revenues	129	87
Our cleared global OTC business average daily commission fee revenues	626	294

Our global OTC business average daily commission fee revenues	755	381

Our total average daily exchange fee and commission fee revenues	$1,784	$677

Our Trading Volume:
UK Futures volume	33,973	16,659
UK Futures average daily volume	531	281
US Futures volume	11,265	—
US Futures average daily volume	212	—
OTC volume	39,839	19,970
OTC average daily volume	653	322
Our Transaction or Rate per UK Futures Contract	$1.29	$1.13
Our Transaction or Rate per US Futures Contract	$1.59	—
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	48.9%	50.5%
Banks and financial institutions	22.5%	21.0%
Hedge funds, locals and proprietary trading shops	28.6%	28.5%
Percentage of OTC commission fees by the top 20 customers	53.8%	58.7%
     Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
   Overview
     Consolidated net income increased $35.9 million, or 182.7%, to $55.6 million for the three months ended March 31, 2007 from $19.7 million for the comparable period in 2006. Net income from our UK futures business segment increased $20.3 million, or 274.3%, to $27.8 million for the three months ended March 31, 2007 from $7.4 million for the comparable period in 2006, primarily due to higher transaction fees revenues. Net income from our global OTC business segment increased $8.4 million, or 78.1%, to $19.1 million for the three months ended March 31, 2007 from $10.7 million for the comparable period in 2006. Net income in our global OTC business segment increased primarily due to significantly higher transaction fees revenues. Net income from our market data business segment increased $5.0 million, or 322.4%, to $6.5 million for the three months ended March 31, 2007 from $1.5 million for the comparable period in 2006. Net income in our market data business segment increased primarily due to increased market data sales in our futures business. Net income from our US futures business segment was $2.2 million for the three months ended March 31, 2007. Consolidated operating income, as a percentage of consolidated revenues, increased to 62.9% for the three months ended March 31, 2007 from 55.0% for the comparable period in 2006. Consolidated net income, as a percentage of consolidated revenues, increased to 43.9% for the three months ended March 31, 2007 from 39.1% for the comparable period in 2006.
     Our consolidated revenues increased $76.3 million, or 151.8%, to $126.6 million for the three months ended March 31, 2007 from $50.3 million for the comparable period in 2006. This increase is primarily attributable to increased trading volumes on our electronic trading platform, revenues derived from NYBOT following the acquisition, and increased non-transaction revenues, including market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our energy futures and cleared OTC contracts.
     Consolidated operating expenses increased $24.3 million to $47.0 million for the three months ended March 31, 2007 from $22.6 million for the comparable period in 2006, representing an increase of 107.5%. This increase is primarily attributable to $13.1 million in NYBOT operating expenses being included in our consolidated results for the three months ended March 31, 2007, amortization expenses on the NYBOT intangibles during the three months ended March 31, 2007, and higher compensation expenses during the three months ended March 31, 2007 due to non-cash compensation expenses recognized under SFAS No. 123(R), an increase in our discretionary bonus accrual and an increase in our employee headcount.
   Revenues
   Transaction Fees
     Consolidated transaction fees increased $66.1 million, or 152.9%, to $109.3 million for the three months ended March 31, 2007 from $43.2 million for the comparable period in 2006. Transaction fees, as a percentage of consolidated revenues, increased to 86.4% for the three months ended March 31, 2007 from 86.0% for the comparable period in 2006.
     Transaction fees generated in our UK futures business segment increased $25.1 million, or 132.8%, to $44.1 million for the three months ended March 31, 2007 from $19.0 million for the comparable period in 2006, while declining as a percentage of consolidated revenues to 34.9% for the three months ended March 31, 2007 from 37.7% for the comparable period in 2006. The increase in transaction fees was primarily due to an increase in our UK futures contract volumes. UK futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading and the launch of the ICE WTI Crude futures contract in February 2006. Volumes in our UK futures business segment increased 103.9% to 34.0 million contracts traded during the three months ended March 31, 2007 from 16.7 million contracts traded during the comparable period in 2006. The 16.7 million contracts include 2.3 million ICE WTI Crude futures contracts for which we did not charge any commissions during the three months ended March 31, 2006. Average transaction fees per trading day increased 132.8% to $690,000 per trading day for the three months ended March 31, 2007 from $296,000 per trading day for the comparable period in 2006.
     Transaction fees generated in our US futures business segment was $17.9 million for the three months ended March 31, 2007, which represented 14.2% of consolidated revenues for the three months ended March 31, 2007. NYBOT was acquired on January 12, 2007. Average transaction fees per trading day were $339,000 for the three months ended March 31, 2007.
     Transaction fees generated in our global OTC business segment increased $23.0 million, or 94.7%, to $47.3 million for the three months ended March 31, 2007 from $24.3 million for the comparable period in 2006, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 37.3% for the three months ended March 31, 2007 from 48.3% for the comparable period in 2006. The number of transactions or trades executed in our global OTC business segment increased by 91.4% to 1.3 million trades for the three months ended March 31, 2007 from 685,000 trades for the comparable period in 2006. Average transaction fees per trading day increased 98.3% to $755,000 per trading day for the three months ended March 31, 2007 from $381,000 per trading day for the comparable period in 2006. The average revenues per transaction increased 1.9% for the three months ended March 31, 2007 as compared to the comparable period in 2006. The increase in average revenues per transaction was due in part to an increased number of higher volume transactions, primarily as a result of market participants generally trading in larger transaction sizes, and a change in the mix of contracts traded, with a larger number of contracts traded related to commodities with higher commission rates.
     Increased volumes in our global OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and weather-related volatility. Transaction fees generated by trading in North American natural gas contracts increased $17.9 million, or 97.5%, to $36.2 million for the three months ended March 31, 2007 from $18.3 million for the comparable period in 2006. In addition, transaction fees generated by trading in North American power contracts increased $4.0 million, or 82.0%, to $8.8 million for the three months ended March 31, 2007 from $4.8 million for the comparable period in 2006. The continued growth in trading volumes in OTC contracts can be attributed in part to the use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. We believe that the introduction of OTC cleared contracts has facilitated trading by market participants that otherwise would not have engaged in trading in energy derivatives.
     Revenues derived from electronic trade confirmation fees in our global OTC business segment increased $559,000, or 81.9%, to $1.2 million for the three months ended March 31, 2007 from $682,000 for the comparable period in 2006. We implemented a fee increase for our electronic trade confirmation service beginning in February 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, decreased to 1.0% for the three months ended March 31, 2007 from 1.4% for the comparable period in 2006.
   Market Data Fees
     Consolidated market data fees increased $8.0 million, or 132.8%, to $14.0 million for the three months ended March 31, 2007 from $6.0 million for the comparable period in 2006. This increase was primarily due to the new terminal fees and license fees that we receive from data vendors derived from NYBOT following the acquisition, increased data access fees in our global OTC and futures markets and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our UK futures markets. During the three months ended March 31, 2007 and 2006, we recognized $5.2 million and $2.0 million, respectively, in data access fees and terminal fees in our US futures and global OTC business segments. The increase in the market data fees received from data vendors in our energy futures and options business segment were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the three months ended March 31, 2007 and 2006, we recognized $3.2 million and $2.8 million, respectively, in terminal and license fees from data vendors in our UK futures business segment. We recognized $4.1 million in terminal and license fees from data vendors in our US futures business segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 11.1% for the three months ended March 31, 2007 from 12.0% for the comparable period in 2006.
   Other Revenues
     Consolidated other revenues increased $2.2 million to $3.2 million for the three months ended March 31, 2007 from $1.0 million for the comparable period in 2006. This increase was primarily due to trade registration system fees of $615,000 recognized during the three months ended March 31, 2007 and $1.4 million in other revenues relating to NYBOT. Consolidated other revenues, as a percentage of consolidated revenues, increased to 2.6% for the three months ended March 31, 2007 from 2.0% for the comparable period in 2006.
   Expenses
   Compensation and Benefits
     Consolidated compensation and benefits expenses increased $11.1 million, or 104.9%, to $21.8 million for the three months ended March 31, 2007 from $10.6 million for the comparable period in 2006. This increase was primarily due to $7.0 million in NYBOT compensation and benefits expenses being included in our consolidated results for the three months ended March 31, 2007, an increase in the non-cash compensation expenses, an increase in our discretionary bonus accrual and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $3.8 million for the three months ended March 31, 2007 as compared to $2.2 million for the three months ended March 31, 2006. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that were granted in December 2006. Our discretionary bonus expense increased due to improved operating results for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 17.2% for the three months ended March 31, 2007 from 21.1% for the comparable period in 2006 primarily due to our increased revenues.

   Professional Services
     Consolidated professional services expenses increased $2.2 million, or 80.8%, to $4.9 million for the three months ended March 31, 2007 from $2.7 million for the comparable period in 2006. This increase was primarily due to $857,000 in NYBOT professional services expenses being included in our consolidated results for the three months ended March 31, 2007. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.8% for the three months ended March 31, 2007 from 5.3% for the comparable period in 2006.
     Patent Royalty
     Patent royalty expenses increased $691,000 to $1.7 million for the three months ended March 31, 2007 from $1.0 million for the comparable period in 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, decreased to 1.3% for the three months ended March 31, 2007 from 2.0% for the comparable period in 2006. The patent licensing agreement terminated in February 2007.
   Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $7.0 million, or 136.9%, to $12.1 million for the three months ended March 31, 2007 from $5.1 million for the comparable period in 2006. This increase was primarily due to $4.4 million in NYBOT selling, general and administrative expenses being included in our consolidated results for the three months ended March 31, 2007 and due to increased costs of hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 9.6% for the three months ended March 31, 2007 from 10.2% for the comparable period in 2006.
   Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $3.3 million, or 104.1%, to $6.5 million for the three months ended March 31, 2007 from $3.2 million for the comparable period in 2006. This increase was primarily due to $597,000 in NYBOT depreciation expenses being included in our consolidated results for the three months ended March 31, 2007 and the amortization on the acquired NYBOT intangibles of $1.8 million for the three months ended March 31, 2007. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 5.1% for the three months ended March 31, 2007 from 6.3% for the comparable period in 2006.
   Other Income (Expense)
     Consolidated other income increased $7.1 million to $8.2 million for the three months ended March 31, 2007 from $1.1 million for the comparable period in 2006. This increase primarily related to an increase in interest income and the gain recognized on the sale of an asset, partially offset by an increase in interest expense. Interest income increased $1.6 million to $2.8 million for the three months ended March 31, 2007 from $1.2 million for the comparable period in 2006 primarily due to an increase in our cash balances from the net cash provided by operations. We recognized a gain of $9.3 million during the three months ended March 31, 2007 on the sale of our former open-outcry disaster recovery site in London. Interest expense increased $3.7 million to $3.8 million for the three months ended March 31, 2007 from $63,000 for the comparable period in 2006 primarily due to the interest expense and amortization associated with our $500 million Credit Agreement.
   Income Taxes
     Consolidated tax expense increased $23.2 million to $32.3 million for the three months ended March 31, 2007 from $9.1 million for the comparable period in 2006, primarily due to the increase in our pre-tax income. Our effective tax rate increased to 36.7% for the three months ended March 31, 2007 from 31.6% for the comparable period in 2006, primarily due to the higher New York City tax rates associated with the results of NYBOT.

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

	Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,
	2007(1)	2006	2006	2006	2006
	(In thousands)
Revenues:
Transaction fees, net:
Futures:
Brent Crude futures	$22,121	$18,003	$17,357	$15,290	$13,476
Sugar futures	7,251	—	—	—	—
Other futures products and options	32,703	19,697	19,832	14,282	5,483
OTC:
North American natural gas	36,183	35,655	36,955	26,369	18,323
North American power	8,797	7,891	8,088	6,411	4,833
Other commodities markets	1,044	610	717	410	438
Electronic trade confirmation services	1,242	943	989	895	682
Market data fees	14,019	9,647	9,748	8,819	6,022
Other	3,248	2,818	976	1,115	1,025

Total revenues	126,608	95,264	94,662	73,591	50,282

Operating expenses:
Compensation and benefits	21,758	14,214	12,987	11,932	10,617
Professional services	4,863	2,671	2,799	3,235	2,690
Patent royalty	1,705	2,676	3,151	2,198	1,014
Selling, general and administrative	12,130	7,629	7,016	5,501	5,120
Depreciation and amortization	6,509	3,890	3,327	3,309	3,188

Total operating expenses	46,965	31,080	29,280	26,175	22,629

Operating income	79,643	64,184	65,382	47,416	27,653
Other income, net	8,221	3,216	2,731	853	1,108
Income tax expense	32,278	18,408	24,468	17,302	9,097

Net income	$55,586	$48,992	$43,645	$30,967	$19,664

(1)	The financial results for the three months ended March 31, 2007 include the results of NYBOT for the period from January 13, 2007 to March 31, 2007 and also include a gain of $9.3 million, or $5.8 million after tax, relating to the sale our former open-outcry disaster recovery site in London
Liquidity and Capital Resources
     Since our inception we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions, and marketing and development of our electronic trading platform. We may need to incur additional debt or issue additional equity to make strategic acquisitions or investments in the future. We financed the cash portion of the merger with NYBOT with cash on hand and borrowings under a senior unsecured credit facility discussed below.
   Cash and Cash Equivalents, Short-term Investments and Restricted Cash
     We had consolidated cash and cash equivalents of $114.9 million and $204.3 million as of March 31, 2007 and December 31, 2006, respectively. We had $62.4 million and $77.4 million in short-term investments as of March 31, 2007 and December 31, 2006, respectively and $20.8 million and $16.2 million in current and noncurrent restricted cash as of March 31, 2007 and December 31, 2006, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted cash. The decrease in the cash and cash equivalents and in short-term investments was primarily due to the acquisition of NYBOT in January 2007.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$30,831	$19,437
Investing activities	(386,702)	(31,864)
Financing activities	266,481	689
Effect of exchange rate changes	(3)	(66)

Net decrease in cash and cash equivalents	$(89,393)	$(11,804)

   Operating Activities
     Consolidated net cash provided by operating activities was $30.8 million and $19.4 million for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $11.4 million increase in net cash provided by operating activities for the three months ended March 31, 2007 from the comparable period in 2006 is primarily due to the $8.4 million increase in the global OTC business segment’s net income, the $5.0 million increase in the market data business segment’s net income, and the $20.3 million increase in the UK futures business segment’s net income for the three months ended March 31, 2007 from the comparable period in 2006 and due to the $2.2 million in NYBOT net income for the three months ended March 31, 2007. These amounts were partially offset by $32.5 million in excess tax benefits from stock-based compensation.
   Investing Activities
     Consolidated net cash used in investing activities was $386.7 million and $31.9 million for the three months ended March 31, 2007 and 2006, respectively. The consolidated net cash used in investing activities for the three months ended March 31, 2007 primarily relates to the $392.3 million in cash paid for acquisitions, net of cash acquired. These activities also relate to sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had a net increase (decrease) in investments classified as available-for-sale of ($18.0 million) and $28.3 million for the three months ended March 31, 2007 and 2006, respectively. We incurred capitalized software development costs of $2.6 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively, and we had additional capital expenditures of $10.2 million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform.
   Financing Activities
     Consolidated net cash provided by financing activities was $266.5 million and $689,000 for the three months ended March 31, 2007 and 2006, respectively. Consolidated net cash provided by financing activities for the three months ended March 31, 2007 primarily relates to the $250.0 million in proceeds received from the credit agreement and $32.5 million in excess tax benefits from stock-based compensation, partially offset by $17.3 million in cash payments related to treasury shares received for restricted stock and stock option tax payments.

Loan Agreements
     We financed the cash portion of the NYBOT acquisition with cash on hand and borrowings under a senior unsecured credit facility (the “Credit Agreement”) dated January 12, 2007 that we entered into with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. In connection with the Credit Agreement, we terminated our previous $50.0 million credit facility with Wachovia, under which no borrowings were outstanding. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). In connection with the acquisition, we used the proceeds of the $250.0 million term loan along with $164.6 million of cash on hand to finance the $414.6 million cash component of the acquisition and the acquisition related expenses. Under the terms of the Credit Agreement, we can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger, which is January 12, 2010. The revolving credit line can be used by us for general corporate purposes.
     Loans under the Credit Facilities shall, at our option, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on our total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As of March 31, 2007, we have a six-month $250.0 million LIBOR loan outstanding with a stated interest rate of 6.11%, including the applicable margin rate of 0.75%. For the borrowings under the term loan facility, we will begin making payments on June 30, 2007, and quarterly thereafter until the fifth anniversary of the closing date of the Merger. The Credit Agreement includes an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on our total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.15% at March 31, 2007.
     The Credit Agreement requires us to use 100% of the net cash proceeds raised from debt issuances or asset dispositions, with certain limited exceptions, to prepay outstanding loans under the Credit Facilities. With limited exceptions, we may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty upon written notice to the Administrative Agent. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with the relevant covenants under the Credit Agreement.
Future Capital Requirements
     Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make capital expenditures ranging between an aggregate of $25 million and $30 million in 2007 to support the continued expansion of our UK futures, US futures, global OTC and market data businesses. We believe that our cash flows from operations and our $250.0 million revolving credit facility will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2008.
Contractual Obligations and Commercial Commitments
     The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of March 31, 2007:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual Obligations:
Operating leases	$56,098	$7,331	$15,321	$14,775	$18,671

Total contractual cash obligations	$56,098	$7,331	$15,321	$14,775	$18,671

Off-Balance Sheet Arrangements
     We currently do not have any relationships to unconsolidated entities or financial partnerships, which have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.
Recently Adopted Accounting Pronouncements
     In June 2006, the Financial Accounting Standard Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized a charge of $97,000 to the January 1, 2007 retained earnings balance. As of the adoption date, we had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect our effective tax rate. We recorded a decrease of our unrecognized tax benefits of $1.9 million as of March 31, 2007. We recognize interest accrued related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Estimated interest accrued related to the unrecognized tax benefits totaled $229,000 for the three months ended March 31, 2007. Accrued interest and penalties were $1.3 million and $1.5 million as of January 1, 2007 and March 31, 2007, respectively.
     We or one of our subsidiaries file income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2003.
Critical Accounting Policies and Estimates
     In the first quarter of 2007, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash and foreign currency exchange rate risk.
Interest Rate Risk
     We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, current and noncurrent restricted cash and indebtedness. As of March 31, 2007 and December 31, 2006, our cash and cash equivalents, short-term investments and restricted cash, were $198.1 million and $297.8 million, respectively, of which $18.6 million and $23.5 million, respectively, were denominated in pounds sterling. The remaining investments are denominated in US dollars. We would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
     At March 31, 2007, our credit facilities subject to interest rate risk consisted of a $250.0 million term loan. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $2.5 million, assuming no change in the volume or composition of our debt.

Foreign Currency Exchange Rate Risk
     We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of ($75,000) and $1,000 for the three months ended March 31, 2007 and 2006, respectively, primarily attributable to the fluctuations of pounds sterling relative to the US dollar. The average exchange rate of pounds sterling to the US dollar increased from 1.7530 for the three months ended March 31, 2006 to 1.9550 for the three months ended March 31, 2007.
     We have historically generated a significant portion of our revenues from sales to participants located outside of the United States, principally in the United Kingdom. Of our consolidated revenues, 0.9% and 38.6% were denominated in pounds sterling for the three months ended March 31, 2007 and 2006, respectively. Of our consolidated operating expenses, 16.3% and 34.6% were denominated in pounds sterling for the three months ended March 31, 2007 and 2006, respectively. As the pounds sterling exchange rate changes, the US equivalent of revenues and expenses denominated in foreign currencies changes accordingly. Our operating expenses, certain of which are denominated in pounds sterling, increased $790,000 for the three months ended March 31, 2007 as compared to the same period in the prior year due to the 11.5% increase in the average exchange rate of pounds sterling to US dollar for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
     Beginning in the second quarter of 2006, we began to charge exchange fees in US dollars rather than in pounds sterling in our key UK futures contracts, including crude oil and heating oil contracts. All sales in our business are now denominated in US dollars, except for some small futures contracts in our UK futures business segment. We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our UK subsidiaries financial statements that are denominated in pounds sterling. Our UK operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
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
Part II. Other Information
Item 1. Legal Proceedings
NYMEX Claim of Infringement
     On September 29, 2005, the U.S. District Court for the Southern District of New York granted our motion for summary judgment dismissing all claims brought by NYMEX against us in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by us on the basis of our use of NYMEX’s publicly available settlement prices in two of our cleared OTC contracts. The complaint also alleged that we infringe and dilute NYMEX’s trademark rights by referring to NYMEX trademarks in certain of our swap contract specifications and that we tortiously interfered with a contract between NYMEX and the data provider that provides us with the

NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and we had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in our favor on all claims, NYMEX is currently appealing the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. Oral arguments for the appeal were held on November 16, 2006, but no decision has been rendered by the appellate court. We do not believe that the resolution of this matter will have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
Klein v. NYBOT; NYBOT v. Klein
     On July 26, 2000, Klein & Co. Futures, Inc., or Klein, commenced a civil action, referred to as the Klein Action, in the United States District Court for the Southern District of New York (00 Civ. 5563) against numerous defendants, including NYBOT, various affiliates of NYBOT and officials of NYBOT and/or its affiliates. Klein’s claims arise out of its collapse in the wake of the recalculation of settlement prices for futures and options on the Pacific Stock Exchange Technology Index (an index of technology stocks) in May 2000. Klein purported to allege federal claims arising under the CEA and various state law claims. On February 18, 2005, the District Court dismissed Klein’s CEA claims with prejudice in accordance with Section 22(b) of the CEA for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. That decision was affirmed on September 18, 2006, by a panel of the United States Court of Appeals for the Second Circuit, and a subsequent motion for rehearing insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against NYBOT and certain of its affiliates. Klein filed a petition in the Supreme Court of the United States seeking to appeal the decision of the United States Circuit Court on March 14, 2007 and NYBOT filed its brief in opposition on April 18, 2007.
     In March 2007, Klein filed a parallel action in the Supreme Court of the State of New York, New York County, against certain defendants, including NYBOT and its former president. The action alleges a claim of slander and libel against NYBOT and its former president relating to NYBOT’s statement in May 2000 that, in connection with Klein’s collapse, Klein had misused its customer funds to pay its obligations to NYBOT’s clearing house. NYBOT has not yet filed an answer or other responsive pleading in the action.
     Also, on May 14, 2001, NYBOT and NYCC commenced an action, referred to as NYBOT’s Action, in the United States District Court for the Southern District of New York (01 Civ. 4071) against Klein. NYBOT and NYCC commenced this action in their capacity as the assignees of certain claims that were held against Klein by its former customers. NYBOT’s action seeks to recover money owed by Klein to those customers in the wake of Klein’s collapse. In the same decision that dismissed the Klein action, the District Court dismissed all of Klein’s counterclaims against NYBOT, denied NYBOT’s motion for judgment on the pleadings and found that the complaint in NYBOT’s action did not state a claim for which relief could be granted. However, the District Court granted NYBOT leave to replead. On April 14, 2005, NYBOT and NYCC filed an amended complaint, which Klein subsequently moved to dismiss. NYBOT and NYCC opposed that motion which, although fully briefed since August 5, 2005, has not yet been decided by the court.
Altman et al v. NYBOT
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted NYBOT’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits, or Permit Holders, of NYBOT seeking declaratory, monetary and injunctive relief with respect to the merger. Plaintiffs alleged that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, or NPCL, NYBOT’s Permit Holders, including plaintiffs, were not permitted to vote with respect to the merger and would not receive any part of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. The court also denied the plaintiffs’ motion for a preliminary injunction. The time within which the Permit Holders may appeal the decision has not yet expired.

Item 1A. Risk Factors
     Part I, Item 1A, “Risk Factors”, of the our Annual Report on Form 10- K for the year ended December 31, 2006, or the 2006 Form 10-K, includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2006 Form 10-K.
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
     The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange sector. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. On March 15, 2007, we made a proposal to the board of directors of CBOT Holdings, Inc. to combine our two companies in a stock-for-stock transaction. Under the terms of our proposal, CBOT stockholders would own approximately 51.5% of the equity of the combined company. CBOT was at that time and continues to be a party to a definitive agreement to merge with Chicago Mercantile Exchange Holdings, Inc. On March 19, 2007, CBOT announced that its board of directors had authorized it to enter discussions with and share information with us. We have incurred legal, accounting and other transaction fees and costs in connection with our proposal and will incur additional fees and costs as we continue our pursuit of a merger transaction with CBOT, some of which will be payable by us regardless of whether our proposal prevails. In addition, this process requires substantial time and attention from our senior management that would otherwise be devoted to the ongoing operation of our business and/or to identifying other strategic opportunities. We cannot predict whether our proposal to merge with CBOT will prevail and, if it does, what final terms may be agreed.
     The process of integrating acquired businesses may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. Additionally, the integration of the NYBOT transaction may divert resources from pursuing, and negatively impact our ability to pursue, additional strategic acquisitions.
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
     We recently announced our plans to build on our existing U.S. clearing operations through NYCC with the formation of a wholly-owned European clearing house. In addition to the risks of owning a clearing house, this initiative may be more costly than anticipated and may not receive necessary regulatory approval or customer acceptance.
     In May 2007, we announced our intention to establish a European clearing house, based in London, as part of our strategic plan to offer clearing services through wholly-owned clearing businesses in the U.S. and the U.K. Currently, ICE’s energy futures and OTC derivatives businesses are cleared through LCH.Clearnet Ltd., an independent third-party clearing house based in the U.K. We currently provide clearing services in the U.S. for agricultural commodity futures through our wholly-owned subsidiary, the New York Clearing Corporation. The European clearing house we intend to establish will be known as ICE Clear Europe(sm) and will partner with NYCC, which will be renamed on June 1 as “ICE Clear US(sm)” to serve ICE’s global customer base across the commodities and financial products marketplace, including futures and OTC markets. We intend to begin clearing our energy futures and OTC contracts to ICE Clear Europe as of July 2008 following the migration of this business from LCH.Clearnet.
     Prior to commencing operations, ICE Clear Europe must be approved by the Financial Services Authority (FSA) as a “Recognised Clearing House”. We cannot assure you that approval will be obtained in a timely manner or at all, or will be subject to conditions that may be difficult to comply with. In addition, we may face technological difficulties in establishing or expanding clearing services as well as providing the same level of services our customers currently receive through LCH.Clearnet. While we believe our current estimates of costs and revenues are accurate, this initiative may require more start up expenses and capital expenditures than we currently anticipate and may not achieve the incremental revenue growth we expect to generate. Finally, if our clearing services do not achieve customer acceptance our clearing house initiative may not succeed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On February 28, 2007, we entered an Asset Purchase Agreement with an entity and two individuals to acquire certain assets for aggregate consideration valued at $1,500,000. All of the consideration will be paid in shares of our common stock, $0.01 par value, and $1,000,000 of the total consideration was paid as of February 28, 2007 by the issuance of 6,343 shares of our common stock. The value of the shares issued was based on the five day average closing price of our stock before February 28, 2007, which was $157.63. If certain contingencies are satisfied by the party selling the assets, we will issue an additional 3,171 shares of common stock on February 28, 2008 in satisfaction of the additional $500,000 of consideration. All of the shares issued in this transaction were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number		Description of Document
10.1	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan
10.2	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)
Date: May 4, 2007	By:	/s/ Richard V. Spencer
Richard V. Spencer
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)