Form 10-Q
period 2007-06-30
INTERCONTINENTALEXCHANGE INC
filed 2007-07-27
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2007, the number of shares of the registrant’s Common Stock outstanding was 69,288,488 shares.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2007

Part I. Financial Information
Item 1. Consolidated Financial Statements
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$120,852	$204,257
Restricted cash	17,169	16,193
Short-term investments	110,377	77,354
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $845 and $985 at June 30, 2007 and December 31, 2006, respectively	58,017	31,673
Related-parties	260	448
Income taxes receivable	23,559	—
Asset held for sale	—	3,698
Margin deposits and guaranty funds	699,431	—
Prepaid expenses and other current assets	13,215	7,294

Total current assets	1,042,880	340,917

Property and equipment, net	57,199	26,280

Other noncurrent assets:
Goodwill	1,079,420	79,575
Other intangible assets, net	320,394	1,551
Cost method investments	38,745	38,738
Other noncurrent assets	9,607	6,150

Total other noncurrent assets	1,448,166	126,014

Total assets	$2,548,245	$493,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$39,576	$13,228
Accrued salaries and benefits	11,631	18,135
Current portion of licensing agreement	59,624	—
Current portion of long-term debt	37,500	—
Income taxes payable	17,984	2,991
Margin deposits and guaranty funds	699,431	—
Other current liabilities	6,216	3,545

Total current liabilities	871,962	37,899

Noncurrent liabilities:
Noncurrent deferred tax liability, net	47,682	—
Long-term debt	203,125	—
Noncurrent portion of licensing agreement	90,019	—
Unearned government grant	11,359	—
Other noncurrent liabilities	18,136	844

Total noncurrent liabilities	370,321	844

Total liabilities	1,242,283	38,743

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 70,501 and 59,596 shares issued at June 30, 2007 and December 31, 2006, respectively; 69,223 and 58,125 shares outstanding at June 30, 2007 and December 31, 2006, respectively	705	596
Treasury stock, at cost; 1,278 and 1,471 shares at June 30, 2007 and December 31, 2006, respectively	(25,427)	(9,748)
Additional paid-in capital	1,002,840	245,030
Retained earnings	300,375	191,179
Accumulated other comprehensive income	27,469	27,411

Total shareholders’ equity	1,305,962	454,468

Total liabilities and shareholders’ equity	$2,548,245	$493,211

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Transaction fees, net (including $12,055 with related-parties for the six months ended June 30, 2006 and $6,867 for the three months ended June 30, 2006)	$226,713	$106,892	$117,372	$63,657
Market data fees (including $329 with related-parties for the six months ended June 30, 2006 and $269 for the three months ended June 30, 2006)	29,865	14,841	15,846	8,819
Other (including $826 and $1,030 with related-parties for the six months ended June 30, 2007 and 2006, respectively, and $416 and $561 for the three months ended June 30, 2007 and 2006, respectively)	6,684	2,140	3,436	1,115

Total revenues	263,262	123,873	136,654	73,591

Operating expenses:
Compensation and benefits	43,475	22,549	21,717	11,932
Professional services	11,577	5,925	6,714	3,235
Patent royalty	1,705	3,212	—	2,198
CBOT merger-related transaction costs	10,944	—	10,944	—
Selling, general and administrative	25,132	10,621	13,002	5,501
Depreciation and amortization	14,257	6,497	7,748	3,309

Total operating expenses	107,090	48,804	60,125	26,175

Operating income	156,172	75,069	76,529	47,416

Other income (expense):
Interest income	5,692	2,428	2,868	1,250
Interest expense	(8,124)	(120)	(4,329)	(57)
Other income (expense), net	9,331	(347)	139	(340)

Total other income (expense), net	6,899	1,961	(1,322)	853

Income before income taxes	163,071	77,030	75,207	48,269
Income tax expense	53,792	26,399	21,514	17,302

Net income	$109,279	$50,631	$53,693	$30,967

Earnings per common share:
Basic	$1.60	$0.91	$0.78	$0.55

Diluted	$1.55	$0.86	$0.75	$0.52

Weighted average common shares outstanding:
Basic	68,372	55,703	69,205	55,871

Diluted	70,496	59,092	71,228	59,209

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

												Accumulated Other
			Class A									Comprehensive Income
			Common		Class A							Net Unrealized Gain (Loss) from
	Common		Stock,		Common Stock,				Additional	Deferred		Foreign	Available-	Net	Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Investment	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Securities	Hedges	Equity
Balance, January 1, 2006	18,400	$184	2,863	$29	35,782	$358	(1,534)	$(5,541)	$177,602	$(6,899)	$47,911	$21,338	$91	$(2,450)	$232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	8,525	(93)	—	8,432
Exercise of common stock options	2,407	24	—	—	103	1	(3)	(188)	21,981	—	—	—	—	—	21,818
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 and Series 2 into common stock	38,748	388	(2,863)	(29)	(35,885)	(359)	—	—	—	—	—	—	—	—	—
Treasury shares received for stock option tax payment	—	—	—	—	—	—	(69)	(4,765)	—	—	—	—	—	—	(4,765)
Stock-based compensation	—	—	—	—	—	—	—	—	9,489	—	—	—	—	—	9,489
Issuance of restricted stock	16	—	—	—	—	—	135	746	(746)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	43,313	—	—	—	—	—	43,313
Issuance of common stock	25	—	—	—	—	—	—	—	290	—	—	—	—	—	290
Net income	—	—	—	—	—	—	—	—	—	—	143,268	—	—	—	143,268

Balance, December 31, 2006	59,596	596	—	—	—	—	(1,471)	(9,748)	245,030	—	191,179	29,863	(2)	(2,450)	454,468
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(6)	64	—	58
Exercise of common stock options	581	6	—	—	—	—	(3)	(366)	5,448	—	—	—	—	—	5,088
Treasury shares received for restricted stock and stock option tax payments	—	—	—	—	—	—	(144)	(18,715)	—	—	—	—	—	—	(18,715)
Treasury shares received during acquisition	—	—	—	—	—	—	(1)	(197)	—	—	—	—	—	—	(197)
Issuance of restricted stock	21	—	—	—	—	—	341	3,599	(3,599)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	40,236	—	—	—	—	—	40,236
Issuance of shares for acquisitions	10,303	103	—	—	—	—	—	—	707,560	—	—	—	—	—	707,663
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	(83)	—	—	—	(83)
Stock-based compensation	—	—	—	—	—	—	—	—	8,165	—	—	—	—	—	8,165
Net income	—	—	—	—	—	—	—	—	—	—	109,279	—	—	—	109,279

Balance, June 30, 2007	70,501	$705	—	$—	—	$—	(1,278)	$(25,427)	$1,002,840	$—	$300,375	$29,857	$62	$(2,450)	$1,305,962

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Net income	$109,279	$50,631
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	9,356
Change in available-for-sale securities	64	(267)

Comprehensive income	$109,337	$59,720

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income	$109,279	$50,631

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,257	6,497
Gain on disposal of assets	(9,267)	—
Amortization of debt issuance costs	292	74
Allowance for doubtful accounts	(140)	269
Net realized gains on sales of available-for-sale investments	(64)	(1,042)
Stock-based compensation	7,712	4,791
Deferred taxes	727	1,202
Excess tax benefits from stock-based compensation	(40,094)	(13,222)
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(16,083)	(12,353)
Related-parties	188	(2,030)
Prepaid expenses and other current assets	(560)	(4,831)
Noncurrent assets	(3,426)	801
Income taxes payable	32,395	10,150
Accounts payable, accrued salaries and benefits, and other liabilities	(412)	1,933

Total adjustments	(14,475)	(7,761)

Net cash provided by operating activities	94,804	42,870

Investing activities
Capital expenditures	(19,626)	(4,347)
Capitalized software development costs	(5,337)	(3,229)
Cash paid for acquisitions, net of cash acquired	(392,120)	—
Purchase of intangible assets	(8,454)	—
Proceeds from sale of assets	13,269	—
Proceeds from sales of available-for-sale investments	144,851	106,283
Purchases of available-for-sale investments	(174,650)	(125,459)
Increase in restricted cash	(976)	(628)

Net cash used in investing activities	(443,043)	(27,380)

Financing activities
Proceeds from Credit Agreement	250,000	—
Repayment on Credit Agreement	(9,375)	—
Issuance costs for Credit Agreement	(2,052)	—
Excess tax benefits from stock-based compensation	40,094	13,222
Payments relating to treasury shares received for restricted stock and stock option tax payments	(19,279)	(2,560)
Payments relating to initial public offering of common stock	—	(510)
Proceeds from exercise of common stock options	5,454	7,655

Net cash provided by financing activities	264,842	17,807

Effect of exchange rate changes on cash and cash equivalents	(8)	795

Net (decrease) increase in cash and cash equivalents	(83,405)	34,092
Cash and cash equivalents, beginning of period	204,257	20,002

Cash and cash equivalents, end of period	$120,852	$54,094

Supplemental cash flow disclosure
Cash paid for income taxes, net of refunds	$28,362	$15,661

Cash paid for interest	$7,254	$47

Supplemental noncash investing activities
Common stock issued for acquisitions	$707,663	$—

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) owns and operates an Internet-based, global electronic marketplace for facilitating trading in futures and over-the-counter (“OTC”) commodities and derivative financial products (the “Platform”). The Company owns 100% of ICE Futures Holdings Ltd, which is the sole shareholder of ICE Futures. ICE Futures operates as a United Kingdom (“UK”) Recognized Investment Exchange for the purpose of trading energy commodity futures and options contracts. The Company also owns 100% of the Board of Trade of the City of New York, Inc. (“NYBOT”), which was acquired on January 12, 2007. NYBOT operates as a United States (“US”) Designated Contract Market for the purpose of trading soft commodity and financial futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Dublin and Singapore.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2006. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the six months and three months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The accompanying unaudited consolidated financial statements are presented in accordance with US generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed the acquisition of NYBOT on January 12, 2007, and has included the financial results of NYBOT in its consolidated financial statements beginning January 13, 2007.
     Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. Selling, general and administrative expenses of $3.2 million and $2.2 million were reclassified to patent royalty expenses for the six months and three months ended June 30, 2006, respectively.
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
     The acquisition provided the Company with the potential for clearing, revenue and expense synergies, as well as the opportunity to expand the Company’s electronic trading platform into soft commodities and financial products offered by NYBOT. The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 12, 2007 based on a preliminary valuation. The total purchase price was $1.1 billion, and was comprised of the following (in thousands):

Cash paid to NYBOT members	$400,000
Fair value of the Company’s common stock issued	706,663
Excess working capital	2,109
Transaction costs	14,560

Total purchase price	$1,123,332

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
     The Merger Agreement specifies several events that may trigger the transition to fully electronic trading and the termination of open-outcry trading of certain core products at NYBOT. One such event is the failure of the average daily open-outcry volume in certain futures products to equal at least 50% on a rolling 90-day basis as compared to the same period in 2005. In addition, if all such core products in the aggregate fail to maintain at least 50% of average daily open-outcry volume compared to the 2005 calendar year, NYBOT may elect to terminate open-outcry trading in these core products. Core products at NYBOT mean Coffee “C”, Cocoa, Cotton No. 2, Sugar No. 11, Frozen Concentrated Orange Juice, NFC Orange Juice and Sugar No. 14. As of June 30, 2007, Coffee “C”, Cocoa and Sugar No. 11 have fallen below the 50% average daily volume threshold based on a rolling 90-day average. As of June 30, 2007, core products in the aggregate have also fallen below the threshold.
   Preliminary Purchase Price Allocation for NYBOT Acquisition
     Under purchase accounting, the total purchase price was allocated to NYBOT’s net tangible and identifiable intangible assets based on their estimated fair values as of January 12, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary third-party valuation. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets, potential additional identifiable intangible assets primarily relating to core trading products, restructuring costs, certain liabilities and certain legal matters. The Company is continuing to review and validate estimates, assumptions and valuation methodologies underlying the preliminary valuation. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on the Company’s financial statements. The preliminary purchase price allocation is as follows (in thousands):

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cash and cash equivalents	$36,850
Short-term investments	3,095
Customer accounts receivable	10,123
Income tax receivable	807
Margin deposits and guaranty funds	784,385
Prepaid expenses and other current assets	4,063
Property and equipment	16,149
Goodwill	997,738
Identifiable intangible assets	163,600
Other noncurrent assets	21,678
Accounts payable and accrued liabilities	(31,156)
Accrued salaries and benefits	(4,844)
Accrued restructuring costs	(11,040)
Margin deposits and guaranty funds	(784,385)
Other current liabilities	(100)
Deferred tax liabilities	(59,714)
Other long-term liabilities	(11,741)
Unearned government grant	(12,176)

Total preliminary purchase price allocation	$1,123,332

     The accounts payable and accrued liabilities amount above includes $16.3 million related to investment banking services performed for NYBOT in connection with the acquisition, which was paid subsequent to the Acquisition Date. This amount has been included as a component of cash paid for acquisitions, net of cash acquired, in the accompanying consolidated statement of cash flows for the six months ended June 30, 2007. The entire goodwill amount above will be included in the global OTC business segment. It has not yet been determined which reporting unit the NYBOT goodwill will be included in for purposes of future impairment testing.
  Identifiable Intangible Assets for NYBOT Acquisition
     In performing the preliminary purchase price allocation, the Company considered, among other factors, the intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of NYBOT’s business. The preliminary estimate of the fair value of intangible assets is based, in part, on a preliminary valuation using an income approach, market approach or a cost approach, as appropriate. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 13.0% to 14.8%. These discount rates were determined after consideration of the Company’s rate of return on debt and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition as of June 30, 2007 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life
Customer relationships	$58,600	$1,095	$57,505	20 years
Technology	7,900	1,230	6,670	3 years
Trade names	16,800	—	16,800	Indefinite
Non-compete agreements	12,000	1,642	10,358	2-5 years
DCM/DCO designation	68,300	—	68,300	Indefinite

	$163,600	$3,967	$159,633

     The estimated fair values of the above identifiable assets are preliminary and subject to change, which could have a material impact on the Company’s financial statements.
     Customer relationships represent the underlying relationships with NYBOT’s existing customers. Technology represents both internally and externally developed software related to clearing operations, back office, eCOPS, floor operations and general operations. Trade names represent the estimated fair value of the NYBOT, eCOPS, FINEX, TIPS, U.S. Dollar Index, New York Board of Trade, USDX, Coffee “C”, Cotton No. 2, Sugar No. 11, and other trade names and trademarks. Non-compete agreements represent the estimated fair value of agreements with NYBOT’s former management team. DCM/DCO designation represents Designated Contract Market (“DCM”) and Derivatives Clearing Organization (“DCO”) designations available from the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”) when certain standards are met. The customer

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
relationships intangible asset is being amortized using an accelerated method and the other finite-lived intangible assets are being amortized using the straight-line method.
     The Company is analyzing whether and how much of the purchase price should be allocated to an additional identifiable intangible asset relating to the core trading product rights and privileges. The results of this analysis could also materially impact amounts allocated to the other preliminary identifiable intangible assets, such as trade names and customer relationships.
  Accrued Restructuring Costs for NYBOT Acquisition
     As a part of the acquisition of NYBOT, the Company formed a plan to restructure the NYBOT duplicative employee functions to align them with the Company’s existing business functions. Consequently, the Company included an accrual for severance benefit costs of $11.0 million in the purchase price allocation to account for the planned reduction in workforce related to the duplicative functions. This amount and the related payments are documented in the following table (in thousands):

Reserve balance, January 12, 2007	$11,040
Cost applied against the reserve	9,316

Reserve balance, June 30, 2007	$1,724

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
   Pro Forma Financial Information for NYBOT Acquisition
     The financial information in the table below summarizes the combined results of operations of the Company and NYBOT, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of the Company and NYBOT.
     This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the preliminary valuation of NYBOT’s tangible assets and identifiable intangible assets resulting from the transaction and interest expense related to the debt issued to complete the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and NYBOT for the six months and three months ended June 30, 2006.

	Six Months Ended	Three Months Ended
	June 30, 2006	June 30, 2006
	(in thousands, except per share amounts)
Revenues	$173,988	$98,522
Net Income	$52,132	$32,272
Earnings per common share — Basic	$0.79	$0.49
Earnings per common share — Diluted	$0.75	$0.46

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
4. Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock at the date of grant. The grant date fair value is based on the closing stock price at the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in our consolidated statements of income for our stock options and restricted stock were $7.7 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively, and $3.9 million and $2.6 million for three months ended June 30, 2007 and 2006, respectively.
     The following is a summary of stock options activity for the six months ended June 30, 2007:

		Weighted Average
		Exercise Price per
	Number of Options	Option
Outstanding at January 1, 2007	2,304,908	$17.05
Granted	14,697	138.91
Exercised	(581,482)	9.32
Forfeited	(5,750)	10.09

Outstanding at June 30, 2007	1,732,373	20.71

     Details of stock options outstanding as of June 30, 2007 are as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise	Contractual Life	Value
	Number of Options	Price	(years)	(In thousands)
Vested or expected to vest	1,686,562	$18.89	7.20	$204,429
Exercisable	1,114,610	$9.61	6.77	$145,391
     The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $74.7 million and $45.1 million, respectively, and the total intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 was $24.6 million and $39.0 million, respectively. As of June 30, 2007, there were $10.5 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.3 years as the stock options vest.
     In 2006, the Company granted 269,190 performance-based restricted shares for certain Company employees. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2007. The potential compensation expenses to be recognized under these performance-based restricted shares would be $4.8 million if the Threshold Performance Target is met and 53,824 shares vest, $9.6 million if the Target Performance Target is met and 107,683 shares vest, $16.7 million if the Above Target Performance Target is met and 188,420 shares vest, and $23.9 million if the Maximum Performance Target is met and 269,190 shares vest. Under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, the Company recognizes compensation costs, net of forfeitures, over the vesting period for awards with performance conditions only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining vesting period. The Compensation Committee, pursuant to the authority delegated to it by the Company’s Board of Directors, can exercise discretion in determining whether a performance criteria has been satisfied. As of June 30, 2007, the Company has determined that it is probable that the Target Performance Target will be met and the Company recorded $1.6 million and $787,000 in non-cash compensation expenses in the accompanying consolidated statements of income for the six months and three months ended June 30, 2007, respectively. The remaining $8.0 million in non-cash compensation expenses under the Target

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Performance Target will be expensed ratably over the remaining vesting period. If the financial performance targets are not reached, or if the employees terminate their employment prior to the end of the three-year vesting period, the corresponding performance-based restricted shares will not be issued and the expense previously recognized will be reversed.
     In September 2004, the Company granted 625,212 performance-based restricted shares for the Company’s senior officers. These shares vest based on Company financial performance relative to three-year cumulative performance targets set by the Company’s compensation committee for the period from January 1, 2005 to December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $1.4 million if the Minimum Performance Target is met and 208,404 restricted shares vest, $2.8 million if the Target Performance Target is met and 416,807 restricted shares vest or $4.2 million if the Maximum Performance Target is met and 625,212 restricted shares vest. During the three months ended March 31, 2006, the Company determined that it was probable that the Target Performance Target will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $1.2 million. During the three months ended June 30, 2006, the Company determined that it was probable that the Maximum Performance Target will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $943,000. The remaining $2.1 million in non-cash compensation expenses under the Maximum Performance Target are being expensed ratably over the remaining requisite service period from June 30, 2006 through December 31, 2007, including $707,000 and $354,000 that was expensed during the six months and three months ended June 30, 2007, respectively. If the financial performance targets are not reached, or if the employees terminate their employment prior to the end of the three-year performance period, the corresponding performance-based restricted shares will not vest and the expense previously recognized will be reversed.
     The following is a summary of the nonvested restricted shares activity for the six months ended June 30, 2007:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Stock Shares	Value per Share
Nonvested at January 1, 2007	1,356,706	$17.34
Granted	28,094	142.31
Vested	(139,128)	23.70
Forfeited	(3,043)	78.09

Nonvested at June 30, 2007	1,242,629	35.46

     Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. Compensation expense for performance-based restricted shares is recognized when it is probable that the performance targets will be met. As of June 30, 2007, there were $20.1 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.2 years as the restricted stock vests. These unrecognized compensation costs assume that the Target Performance Target will be met on the performance-based restricted shares primarily granted in December 2006 and that the Maximum Performance Target will be met on the performance-based restricted shares granted in September 2004.
5. Short-Term Investments
     Short-term investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of June 30, 2007, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Equity securities	$196	$11	$—	$207
US Treasury securities	3,082	—	—	3,082
Commercial Paper	5,080	37	—	5,117
Corporate bonds	24,427	19	5	24,441
Municipal bonds	77,530	—	—	77,530

Total	$110,315	$67	$5	$110,377

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     The contractual maturities of the short-term investments as of June 30, 2007, were as follows (in thousands):

Estimated Fair
Value
Maturities:
Due within 1 year	$21,694
Due within 1 year to 5 years	11,024
Due within 5 years to 10 years	3,685
Due after 10 years	73,974

Total	$110,377

     Investments that the Company intends to hold for more than one year would be classified as long-term investments. As of June 30, 2007, the Company does not intend to hold any investments for more than one year, and has therefore classified the entire $110.4 million as short-term investments in the accompanying consolidated balance sheet.
6. Credit Agreement
     The Company financed the cash portion of the NYBOT acquisition with cash on hand and borrowings under a senior unsecured credit facility (the “Credit Agreement”) dated January 12, 2007 that the Company entered into with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. In connection with the Credit Agreement, the Company terminated its previous $50.0 million credit facility with Wachovia, under which no borrowings were outstanding. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). In connection with the acquisition, the Company used the proceeds of the $250.0 million term loan along with $164.6 million of cash on hand to finance the $414.6 million cash component of the acquisition and the acquisition related expenses. Under the terms of the Credit Agreement, the Company may borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger, which is January 12, 2010. The Company has agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear US, NYBOT’s clearing organization. The remaining amount under the revolving credit facility can be used by the Company for general corporate purposes.
     Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As of June 30, 2007, the Company has a $240.6 million LIBOR loan outstanding with a stated interest rate of 5.98%, including the applicable margin rate at June 30, 2007 on the LIBOR loan which was 0.625%. For the borrowings under the term loan facility, the Company began making payments on June 30, 2007, and will make payments quarterly thereafter until the fifth anniversary of the closing date of the Merger. The Credit Agreement includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.125% at June 30, 2007.
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

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
additional debt or the creation of liens and other fundamental changes to the Company’s business. The Company has been and is currently in compliance with the relevant covenants under the Credit Agreement.
7. Income Taxes
     For the six months ended June 30, 2007 and 2006, income before income taxes from domestic operations was $79.7 million and $50.3 million, respectively, and income before income taxes from foreign operations was $83.3 million and $26.7 million, respectively. For the three months ended June 30, 2007 and 2006, income before income taxes from domestic operations was $38.8 million and $31.2 million, respectively, and income before income taxes from foreign operations was $36.4 million and $17.0 million, respectively. Details of the income tax provision in the accompanying unaudited consolidated statements of income for the six months and three months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(In thousands)
Current tax expense:
Domestic	$31,445	$14,521	$13,370	$9,910
Foreign	21,620	11,370	10,437	6,795

	53,065	25,891	23,807	16,705

Deferred tax expense (benefit):
Domestic	(884)	479	(1,007)	624
Foreign	1,611	29	(1,286)	(27)

	727	508	(2,293)	597

Total tax expense	$53,792	$26,399	$21,514	$17,302

     The tax effects of temporary differences between the carrying amount of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets (liabilities) as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Stock compensation	$3,793	$3,189
Patent amortization	4,806	—
Compensation related accruals	3,706	—
Contract terminations	2,006	—
Other	6,483	816
Valuation allowance	(795)	—

Total deferred tax assets	19,999	4,005

Deferred tax liabilities:
Intangible assets	(58,808)	—
Property and equipment	(4,583)	(34)
Tax on undistributed earnings of foreign subsidiaries	—	(3,369)
Other	(971)	(1,383)

Total deferred tax liabilities	(64,362)	(4,786)

Net deferred tax liabilities	(44,363)	(781)
Net current deferred tax assets (liabilities)	3,319	(908)

Net noncurrent deferred tax assets (liabilities)	$(47,682)	$127

     The Company’s effective tax rate decreased to 33.0% for the six months ended June 30, 2007 from 34.3% for the six months ended June 30, 2006. The Company’s effective tax rate decreased to 28.6% for the three months ended June 30, 2007 from 35.8% for the three months ended June 30, 2006. The effective tax rate for the six months and three months ended June 30, 2007 is lower than the federal statutory rate primarily due to a decrease in the amount of US taxes accrued on foreign earnings, tax exempt interest income and tax credits, which are partially offset by state taxes and non-deductible expenses. The effective tax rate for the six months ended June 30, 2006 is lower than

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
the statutory rate primarily due to tax exempt interest income and a $1.2 million reduction in US residual taxes that was recorded during the three months ended March 31, 2006.
     The undistributed earnings of the Company’s foreign subsidiaries that had not been indefinitely reinvested totaled $31.9 million as of December 31, 2006 and $29.3 million as of March 31, 2007. These earnings are not subject to US income tax until they are distributed to the US. Historically, the Company has provided for deferred US federal income taxes on these undistributed earnings in the accompanying consolidated statements of income as they were determined not to be indefinitely reinvested. During the quarter ended March 31, 2007, the Company determined in accordance with Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes-Special Areas, that an additional $31.2 million of the undistributed earnings will be indefinitely reinvested, primarily relating to the cash required to establish and to fund the new European clearing house that the Company will operate beginning in 2008. The undistributed earnings that had been indefinitely reinvested total $51.0 million as of December 31, 2006 and $82.3 million as of March 31, 2007. During the quarter ended June 30, 2007, the Company further determined that all prior undistributed earnings of its foreign subsidiaries will be indefinitely reinvested. The Company made this determination on the basis of sufficient evidence that demonstrates that it will invest the undistributed earnings overseas indefinitely. Under APB Opinion No. 23, when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary on which income taxes have been accrued in the past will not be remitted in the foreseeable future, then the parent company should adjust income tax expense of the current period to reflect this change. For the three months ended June 30, 2007, the impact of the Company’s decision to indefinitely reinvest prior undistributed earnings during 2007 was a reduction to tax expense of $3.6 million.
     In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a charge of $83,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect the effective tax rate. The Company recorded an increase to unrecognized tax benefits of $254,000 as of June 30, 2007, of which approximately $1.8 million and $1.2 million increased income tax expense for the six months and three months ended June 30, 2007, respectively. The Company recognizes interest accrued related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Interest expense related to the unrecognized tax benefits totaled $593,000 and $341,000 for the six months and three months ended June 30, 2007, respectively. Accrued interest and penalties were $1.5 million and $2.1 million as of January 1, 2007 and June 30, 2007, respectively.
     The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2003.
8. Unearned Government Grant
     In November 2002, NYBOT entered into a ten-year agreement with the New York State Urban Development Corporation d/b/a Empire State Development Corporation (“ESDC”). As a result of the terrorist attacks on the World Trade Center on September 11, 2001, the ESDC, in cooperation with the New York City Economic Development Corporation d/b/a New York City Industrial Development Agency, determined that NYBOT was eligible for assistance under the World Trade Center Job Creation and Retention Program. In November 2002, NYBOT received a cash grant of $23.3 million for fixed asset investment. This agreement requires NYBOT to maintain certain annual employment levels in a certain geographic area of New York City and the grant is subject to recapture amounts on a declining scale over a ten year term if NYBOT employment levels fall below the minimum level. The grant is recognized in the income statement ratably in accordance with the ten-year recapture schedule as a credit to depreciation and amortization expense. As of December 31, 2006, the potential recapture amount had decreased to $12.2 million and is scheduled to decrease by $1.75 million at the end of each fiscal year going

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
forward. The following is a schedule of future grant amortization as of December 31, 2006 of each year (in thousands):

Year ending December 31:
2007	$1,750
2008	1,750
2009	1,750
2010	1,750
Thereafter	5,233

$12,233

9. Clearing of NYBOT through ICE Clear US
     ICE Clear US (formerly known as the New York Clearing Corporation or NYCC), the clearing organization for NYBOT and a Derivatives Clearing Organization under the CEA, performs the clearing and settlement of every futures and options on futures contract traded through NYBOT. ICE Clear US has equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. ICE Clear US is a wholly-owned subsidiary of NYBOT. ICE Clear US performs as the intermediary for any cleared futures contract or option until the first to occur of: (i) the liquidation of such futures contract or option by the holder through an offsetting trade, (ii) the exercise of any option (after which ICE Clear US continues as intermediary for the futures contract issued pursuant to such exercise), (iii) final cash settlement of the futures contract, and (iv) issuance of a delivery notice by ICE Clear US to the receiver with respect to a futures contract of a deliverer. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, ICE Clear US bears counterparty credit risk in the event that future market movements create conditions that could lead to clearing members failing to meet their obligations to the clearing organization. ICE Clear US reduces its exposure through a risk management program that includes initial and ongoing financial standards for admission as a clearing member, original and variation margin requirements, mandatory deposits to a guaranty fund and the ability to assess clearing members.
     ICE Clear US marks all outstanding futures contracts and options to market daily. Clearing members that experience net losses under outstanding futures and options contracts since the prior business day are required to pay ICE Clear US the amount of those net losses in cash. Clearing members that experience net profits under outstanding futures and options contracts since the prior business day are entitled to be paid those net profits by ICE Clear US in cash. The payments of profits and losses are known as variation margin. ICE Clear US maintains separate bank accounts for clearance of clearing members’ daily variation margin settlements. Generally, any significant daily overnight balance in the clearance account is invested in money market mutual funds. ICE Clear US requires all clearing members to maintain on deposit with ICE Clear US cash, money market mutual fund shares, US Government obligations, or letters of credit to secure payment of such variation margin as may become owing by the clearing members, and such deposits are known as original margin. ICE Clear US is required under the CEA to segregate cash and securities deposited by clearing firms on behalf of their customers.
     ICE Clear US’s By-laws provide that each clearing member make deposits in a fund known as a guaranty fund (“Guaranty Fund”). These amounts serve to secure the obligations of a clearing member to ICE Clear US and may be used to cover losses sustained by ICE Clear US as a result of the default of the clearing member, as described in the By-laws. The By-laws further provide that all income earned from investing clearing members’ cash deposits in the Guaranty Fund belong to ICE Clear US and are included in interest income in the accompanying consolidated statements of income.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     A clearing member that is the buyer of an option must pay the premium to ICE Clear US which, in turn, pays the premium for each option to the clearing member that is the seller of an option. No variation margin is paid or collected with respect to options. However, clearing members are required to deposit with ICE Clear US original margin with respect to options sold, and the required amount will increase or decrease each day to reflect the change in risk of those options since the prior business day. No original margin is required with respect to options that have been bought.
     Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, ICE Clear US may liquidate its open positions and use its original margin and Guaranty Fund deposits to make up the amount owing. In the event that those deposits are not sufficient to pay that amount in full, ICE Clear US may utilize the Guaranty Fund deposits of all clearing members for that purpose and, in addition, may assess all clearing members to meet any remaining shortfall. As of June 30, 2007, margin cash deposits and Guaranty Fund cash deposits are as follows (in thousands):

Original margin	$685,443
Variation margin	11,730
Guaranty Fund	2,258

Total	$699,431

     ICE Clear US has recorded these cash deposits in the accompanying consolidated balance sheet as current assets with offsetting current liabilities to the clearing members who deposited the funds. The majority of deposit balances are denominated in foreign currencies. Any foreign currency gains or losses on the assets are fully offset by foreign currency gains or losses on the offsetting liabilities. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to ICE Clear US.
     The Company has credit risk for maintaining these cash deposits at various financial institutions. These deposits at times may exceed amounts in excess of federally insured limits. The Company monitors these deposits and mitigates credit risk by keeping such deposits in several financial institutions. The Company has not experienced losses related to these deposits.
     In addition to the original margin, variation margin, and Guaranty Fund cash deposits made to ICE Clear US, clearing members also pledge assets, including US Government obligations, money market mutual funds and letters of credit, to ICE Clear US to mitigate its credit risk. The US Government obligations, money market mutual funds and letters of credit are held in safekeeping and any interest and gain or loss accrues to the clearing member. As of June 30, 2007, US Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits, as detailed below, are not reflected in the accompanying consolidated balance sheet as ICE Clear US does not take legal ownership:

	US Government	Money
	Securities at	Market
	Face Value	Mutual Fund
	(in thousands)
Original margin	$2,555,375	$633,655
Guaranty Fund	87,404	—

Total	$2,642,779	$633,655

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
10. Commitments and Contingencies
   Russell Licensing Agreement
     On June 15, 2007, the Company entered into an exclusive licensing agreement (the “Licensing Agreement”) with the Frank Russell Company (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s industry-leading benchmark US equity indexes, including the Russell 1000® Index, Russell 2000® Index and Russell 3000® Index, as well as the related value and growth indexes offered by Russell. Under the Licensing Agreement, the Company and its affiliates will for the first time have exclusive rights to list futures contracts and options on futures contracts based on the full range of Russell’s benchmark US equity indexes. NYBOT currently trades futures and options on futures on the Russell 1000®, Russell 2000® and Russell 3000®, including certain “mini” and full-size contracts, as well as the Russell 1000 Growth® and Russell 1000 Value® Indexes and the Russell 2000 Growth® and Russell 2000 Value® Indexes. The exclusive agreement with the Company will result in the transition of all other valid licenses on futures and options on futures based on the Russell indexes.
     The term of the Licensing Agreement is seven years and automatically renews for successive one year periods unless terminated by either party. The Company will pay Russell $50.0 million up-front for the exclusive rights under the Licensing Agreement and will also make annual royalty payments to Russell based on the annual volume of contracts traded, subject to certain minimum annual royalty payments. As the Company is required to pay the minimum annual royalty payments in order to maintain the license rights, these payments qualify as liabilities as of the effective date of the Licensing Agreement. Therefore, the Company has recorded a current and noncurrent liability relating to the Licensing Agreement of $59.6 million and $90.0 million, respectively, in the accompanying consolidated balance sheet as of June 30, 2007. The liabilities are based on the present value of the future required payments, including the up-front $50.0 million payment, which was paid in July 2007, and the minimum annual royalty payments. The corresponding Russell license rights of $149.6 million have been recorded as an other intangible asset in the accompanying consolidated balance sheet as of June 30, 2007 and will be amortized over the seven year life of the Licensing Agreement.
     Beginning three years after the effective date of the Licensing Agreement, the Company will be required to maintain a minimum level of average trading volume per quarter to preserve the exclusive rights granted to it under the Licensing Agreement.
   Patent Licensing Agreement
     In March 2002, the Company entered into a long-term, non-exclusive licensing agreement with eSpeed, Inc. (“eSpeed”), which granted the use of eSpeed’s patent to the Company and its majority-owned and controlled affiliates. Under the agreement, the Company was required to pay minimum annual license fees of $2.0 million beginning April 5, 2002 through the expiration date of the patent in February 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the Platform. The Company recorded amortization expense of $283,000 and $1.0 million during the six months ended June 30, 2007 and 2006, respectively, and $500,000 during the three months ended June 30, 2006 relating to the licensing agreement. The Company made royalty payments of $1.7 million and $3.2 million during the six months ended June 30, 2007 and 2006, respectively and $2.2 million during the three months ended June 30, 2006. The licensing agreement and related patent expired in February 2007 and no future payments are required.
   NYBOT eSpeed Agreement
     In 2004, NYBOT entered into an agreement with eSpeed that terminated a previous agreement between NYBOT and eSpeed which had concerned the establishment of an electronic marketplace, in exchange for a one-time cash payment in 2004 and a commitment to make variable cash payments to eSpeed based on the number of electronic products traded and executed by NYBOT through September 2017. The variable payment is based on the volume of NYBOT electronic contracts that are traded and the variable payment has a cap of $1.0 million per year. These payments may be adjusted annually for changes in the Consumer Price Index. NYBOT began executing electronic trading on February 2, 2007. Based on the electronic trading volumes for the six months ended June 30, 2007, NYBOT expects to exceed the maximum annual number of electronic contracts traded during 2007, and expects a total 2007 payment to eSpeed of $1.0 million. The Company has expensed $516,000 and $258,000 as selling,

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
general and administrative expenses in the accompanying consolidated statements of income for the six months and three months ended June 30, 2007, respectively.
   Middle East Sour Crude Oil Futures Contract Liquidity Provider Program
     On May 21, 2007, the Company listed for trading the ICE Middle East Sour Crude futures contract through ICE Futures. The contract is being offered free of trading fees for an initial three-month period for all customers, except for those trades that occur off exchange and are blocked into ICE Futures for clearing. Thereafter, the normal exchange fees will be in effect for all customers except for five designated liquidity providers. These liquidity providers will trade without charge for an additional six-month period as long as they meet certain market making obligations under the Middle East Sour Crude futures liquidity provider program for the entire nine-month period. The market making obligations require the liquidity providers to maintain two-sided markets consisting of a simultaneous bid and offer during certain times and based on certain prices. In addition to the nine months of free trading, the liquidity providers will also receive a share in a liquidity provider pool program (the “Liquidity Provider Pool”), that is to be established in each year beginning in 2008 through 2015 (the “Measurement Period”).
     The Liquidity Provider Pool will be valued at 50% of the overall transaction fees received by ICE Futures in relation to trading in the ICE Middle East Sour Crude futures contract in each calendar year of the Measurement Period, net of certain expenses and taxes. The Liquidity Provider Pool will be allocated between the eligible liquidity providers based on the following: (i) 30% allocated equally among the eligible liquidity providers, (ii) 30% allocated on the basis of the extent of their market making obligations, and (iii) 40% allocated on the basis of contract volumes traded by the liquidity providers during that calendar year of the Measurement Period. However, there is a 40% cap on the share in the annual Liquidity Provider Pool that any one liquidity provider can receive in any calendar year in the Measurement Period. Payments under the provisions of the Liquidity Provider Pool will be in the first quarter of the subsequent calendar year during the Measurement Period.
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
     In July 2000, Klein commenced a civil action in the United States District Court for the Southern District of New York against numerous defendants, including NYBOT, various affiliates of NYBOT and officials of NYBOT and/or its affiliates. Klein’s claims arise out of its collapse in the wake of the recalculation of settlement prices for options on futures contracts based on the Pacific Stock Exchange Technology Index, an index of technology stocks, in May 2000. Klein purported to allege federal claims arising under the CEA and various state law claims. In February 2005, the District Court dismissed Klein’s CEA claims with prejudice for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. In September 2006, a panel of the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. In October 2006, Klein filed a motion for

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
rehearing insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against NYBOT and certain of its affiliates. That motion was denied and in March 2007 Klein filed a petition in the Supreme Court of the United States requesting the right to file an appeal of the Circuit Court’s decision. The petition was granted and is scheduled to be heard in the fourth quarter of 2007.
     In March 2007, Klein filed a parallel action in the Supreme Court of the State of New York, New York County, against certain defendants including NYBOT and its former president, alleging as against NYBOT and its former president a claim for slander and libel relating to NYBOT’s statement in May 2000 that in connection with Klein’s collapse, Klein had misused its customer funds to pay its obligations to NYBOT’s clearing house. In May 2007, NYBOT filed a motion to dismiss on multiple grounds and Klein filed a response on July 10, 2007. NYBOT’s reply to Klein’s response was filed on July 20, 2007.
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
     In December 2006, certain holders of non-equity trading permits (“Permit Holders”) of NYBOT commenced an action in the Supreme Court of the State of New York, County of New York seeking declaratory, monetary and injunctive relief with respect to the merger. The Permit Holders allege that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, they were not permitted to vote with respect to the merger and will not receive any part of the merger consideration. The Permit Holders seek (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. On January 3, 2007, NYBOT filed a motion to dismiss the complaint, which was granted by the court, in its entirety, in a decision rendered on April 6, 2007. The court also denied the plaintiffs’ request for a preliminary injunction. The Permit Holders have filed a notice of appeal, and the time within which the Permit Holders may perfect their appeal has not yet expired.
     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. The Company has concluded that these legal proceedings and claims, including those specifically discussed above, have not proceeded sufficiently for their likely outcomes to be determinable, and accordingly no amounts have been accrued in the accompanying consolidated financial statements. However, the Company does not believe that the resolution of these matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to these proceedings and claims.
11. Asset Sales and Purchases
     The Company entered into an agreement with a third-party to sell its former open-outcry disaster recovery site in London. Prior to the closure of the Company’s open-outcry floor in London during April 2005, the building on this site was used as a backup open-outcry trading facility. In August 2006, in connection with the sale, the Company received a non-refundable deposit of $1.3 million. The deposit was recorded as deferred revenue and restricted cash in the accompanying consolidated balance sheet as of December 31, 2006. As of December 31, 2006, the net book value of the land, which was included in the UK futures business segment, was $3.7 million and was classified as an asset held for sale. The sale was completed in February 2007 at which time final payment was received and a net gain on disposal of an asset of $9.3 million was recognized as other income in the accompanying consolidated statement of income for the six months ended June 30, 2007.
     On March 5, 2007, the Company purchased certain intangible assets related to widely-used natural gas pricing indices for $8.1 million in cash from a third-party, including transaction expenses. This payment includes $2.6

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
million made upon execution of the agreement and $5.5 million paid into an escrow account, for which the Company has legal ownership. The future escrowed payments will be made to the third-party in installments of $2.5 million, $1.5 million and $1.5 million on the first, second and third anniversaries, respectively, of the agreement, contingent upon the third-party meeting certain criteria. The Company currently believes that it is probable that these criteria will be met. As such, the Company has recorded the entire purchase price, including the escrowed cash, as an intangible asset with an indefinite life, which will be assessed periodically for impairment. At June 30, 2007, $2.5 million of the escrowed cash is classified as current restricted cash and $3.0 million is classified as non-current restricted cash, with an offsetting current and non-current accrued liability of $2.5 million and $3.0 million, respectively, in the accompanying consolidated balance sheet. The Company will have the exclusive right to charge and collect fees for those seeking license arrangements for these indices. The Company has recorded the intangible asset in its global OTC business segment.
12. CBOT Merger-Related Transaction Costs
     The Company incurred incremental direct merger-related transaction costs of $10.9 million during the six months ended June 30, 2007 relating to the proposed merger with CBOT Holdings, Inc. (“CBOT”), including $3.3 million in costs that were incurred during the three months ended March 31, 2007 and which were capitalized as of March 31, 2007. The Company did not succeed in its proposed merger with CBOT, and the Chicago Mercantile Exchange Holdings, Inc. completed its acquisition of CBOT on July 13, 2007. The $10.9 million in merger-related transaction costs includes investment banking advisors, legal, accounting, proxy advisor, public relation services and other external costs directly related to the proposed transaction. These costs have been recorded as CBOT merger-related transaction costs in the accompanying consolidated statements of income for the six months and three months ended June 30, 2007.
13. Segment Reporting
     The Company has four principal business segments, consisting of its global OTC business segment, its UK futures business segment, its market data business segment, and, effective with the acquisition of NYBOT in January 2007, its US futures business segment. The market data business of NYBOT has been included in the market data business segment and the remaining operations of NYBOT have been included in the US futures business segment. Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments are as follows:

	Global	UK	US	Market
	OTC	Futures	Futures	Data
	Business	Business	Business	Business
	Segment	Segment	Segment	Segment	Total
	(In thousands)
Six Months Ended June 30, 2007:
Revenues from external customers	$105,351	$89,347	$48,873	$19,691	$263,262
Intersegment revenues	17,281	1,837	—	7,122	26,240
Depreciation and amortization	11,565	862	1,825	5	14,257
Interest income	2,791	1,886	815	200	5,692
Interest expense	7,982	—	142	—	8,124
Income tax expense	13,756	23,179	8,132	8,725	53,792
Net income	32,880	52,371	9,428	14,600	109,279
Total assets	1,648,691	123,146	763,897	12,511	2,548,245
     Revenues from three customers of the UK futures business segment comprised 17.8%, 14.2% and 11.5% of the Company’s UK futures revenues for the six months ended June 30, 2007. These references to customers refer to the clearing member that clears trades on behalf of a trading entity or trader conducting transactions on the Platform. If the clearing member ceased doing business, the Company believes that the trading entity or trader would continue to conduct transactions on the Platform and would clear those transactions through a different clearing member. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the six months ended June 30, 2007. The goodwill and the intangible assets related to the NYBOT acquisition have been reflected in the global OTC business segment above.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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
     Revenues from one customer of the UK futures business segment comprised 13.8% of the Company’s UK futures revenues for the six months ended June 30, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the six months ended June 30, 2006.

	Global	UK	US	Market
	OTC	Futures	Futures	Data
	Business	Business	Business	Business
	Segment	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended June 30, 2007:
Revenues from external customers	$52,583	$44,020	$29,508	$10,543	$136,654
Intersegment revenues	7,338	1,020	—	3,712	12,070
Depreciation and amortization	6,101	416	1,228	3	7,748
Interest income	1,155	1,101	457	155	2,868
Interest expense	4,226	—	103	—	4,329
Income tax expense	2,599	8,234	6,179	4,502	21,514
Net income	13,809	24,615	7,181	8,088	53,693
     Revenues from three customers of the UK futures business segment comprised 16.7%, 14.5% and 11.6% of the Company’s UK futures revenues for the three months ended June 30, 2007. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended June 30, 2007.

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
     Revenues from one customer of the UK futures business segment comprised 15.1% of the Company’s UK futures revenues for the three months ended June 30, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended June 30, 2006.
14. Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2007 and 2006:

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic:
Net income	$109,279	$50,631	$53,693	$30,967

Weighted average common shares outstanding	68,372	55,703	69,205	55,871

Basic earnings per common share	$1.60	$0.91	$0.78	$0.55

Diluted:
Weighted average common shares outstanding	68,372	55,703	69,205	55,871

Effect of dilutive securities:
Stock options and restricted shares	2,124	3,389	2,023	3,338

Diluted weighted average common shares outstanding	70,496	59,092	71,228	59,209

Diluted earnings per common share	$1.55	$0.86	$0.75	$0.52

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.
15. Subsequent Events
  Subsequent Acquisition
     On July 9, 2007, the Company acquired certain assets of ChemConnect Inc. for $13.5 million in cash. ChemConnect is an electronic marketplace for the trading of OTC natural gas liquids and chemical products, including propane, ethane, ethylene, propylene and benzene. In connection with the acquisition, the Company transitioned the trading of these products to the Company’s Platform. The financial results will be included in the global OTC business segment from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and other filings with the Securities and Exchange Commission.
     Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; increasing competition and consolidation in our industry; technological developments, including clearing developments; accuracy of our cost estimates and expectations, adjustments to exchange fees or commission rates; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2008; our ability to increase the connectivity to our marketplace; development of new products and services; pursuit of strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protection of our intellectual property rights and our ability to not violate the intellectual property rights of others; changes in domestic and foreign regulations or government policy; adverse litigation results; our belief in our electronic platform and disaster recovery system technologies and the ability to gain access to comparable products and services if our key technology contracts were terminated; the benefits of the merger involving ICE and the New York Board of Trade, or NYBOT; and the risk that the businesses will not be integrated successfully or the revenue opportunities, cost savings and other anticipated synergies from the merger may not be fully realized or may take longer to realize than expected. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with our consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
     We operate the leading electronic global futures and over-the-counter, or OTC, marketplace for trading a broad array of energy products as well as the leading global soft commodities exchange. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of energy products in both futures and OTC markets. Through our widely-distributed electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities contracts. We conduct our regulated UK futures markets through our wholly-owned subsidiary, ICE Futures. We conduct our regulated US futures markets through our wholly-owned subsidiary, the New York Board of Trade, or NYBOT, which also includes ICE Clear US, a wholly-owned clearing house subsidiary of NYBOT (ICE Clear US was formerly known as the New York Clearing Corp., or NYCC). We completed our acquisition of NYBOT on January 12, 2007.
     On a consolidated basis, we recorded $263.3 million in revenues for the six months ended June 30, 2007, a 112.5% increase compared to $123.9 million for the six months ended June 30, 2006. On a consolidated basis, we recorded $109.3 million in net income for the six months ended June 30, 2007, a 115.8% increase compared to $50.6 million for the six months ended June 30, 2006. The financial results for the six months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs, or $7.0 million after tax. Excluding the impact of the CBOT merger-related transaction costs, net of taxes, our adjusted net income for the six months ended June 30, 2007 would have been $116.3 million. See “ — Non-GAAP Financial Measures”. During the six months ended June 30, 2007, 66.8 million contracts were traded in our UK futures markets, up 77.3% from 37.7 million UK futures contracts traded during the six months ended June 30, 2006. During the six months ended June 30, 2007, 77.5 million contract equivalents were traded in our global OTC markets, up 57.5% from 49.2 million global OTC contract equivalents traded during the six months ended June 30, 2006. During the period from January 13, 2007 to June 30, 2007, 26.5 million contracts were traded in our US futures markets.
     On a consolidated basis, we recorded $136.7 million in revenues for the three months ended June 30, 2007, a 85.7% increase compared to $73.6 million for the three months ended June 30, 2006. On a consolidated basis, we recorded $53.7 million in net income for the three months ended June 30, 2007, a 73.4% increase compared to $31.0 million for the three months ended June 30, 2006. The financial results for the three months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs, or $7.0 million after tax. Excluding the impact of the CBOT merger-related transaction costs, net of taxes, our adjusted net income for the three months ended June 30, 2007 would have been $60.7 million. See “ — Non-GAAP Financial Measures”. During the three months ended June 30, 2007, 32.8 million contracts were traded in our UK futures markets, up 56.1% from 21.0 million UK futures contracts traded during the three months ended June 30, 2006. During the three months ended June 30, 2007, 37.7 million contract equivalents were traded in our global OTC markets, up 28.8% from 29.3 million global OTC contract equivalents traded during the three months ended June 30, 2006. During the three months ended June 30, 2007, 15.3 million contracts were traded in our US futures markets, up from 11.3 million contracts traded during the period from January 13, 2007 to March 31, 2007.
Our Business Environment
     Our business is primarily transaction-based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in commodities prices. Price volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage or speculative trading. Changes in our UK futures trading volumes and global OTC average daily commissions have also been driven by varying levels of liquidity and volatility both in our markets and in the broader markets for energy commodities trading, which influence trading volumes across all of the markets we operate.
     We operate our UK futures and global OTC markets for energy commodities exclusively on our electronic platform and we offer NYBOT’s markets on both our electronic platform and through our trading floor based in New York. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of energy commodities as a tradable, investable asset class, will support continued secular growth in the global markets. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in derivatives trading on a global basis.
Global Clearing Strategy
     In May 2007, we announced our plans to establish a European clearing house, based in London, as part of our strategic plan to offer clearing services through wholly-owned clearing businesses in the US and the UK. Currently, our energy futures and OTC derivatives businesses are cleared through LCH.Clearnet Ltd., an independent third-party clearing house based in the UK. We currently provide clearing services in the US for futures and option contracts executed on NYBOT through ICE Clear US, which operates as a registered Derivatives Clearing Organization under the oversight of the US Commodity Futures Trading Commission, or CFTC. The European clearing house we intend to establish will be known as ICE Clear Europe. We anticipate that our European and US clearing houses will partner to serve our global customer base across the commodities and financial products marketplace, including futures and OTC markets. We intend to begin clearing our energy futures and OTC contracts through ICE Clear Europe in the third quarter of 2008 following the migration of this business from LCH.Clearnet. These clearing houses will complement our diverse futures and OTC execution business while meeting the risk management and regulatory requirements of a global marketplace. Gaining greater control over this core clearing capability will allow us to introduce more services to the OTC markets for brokers and dealers. And finally, this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into the physical commodity markets.
     Prior to commencing operations, ICE Clear Europe must be approved by the Financial Services Authority, or FSA, as a Recognised Clearing House. The final FSA application is expected to be submitted in the third quarter of 2007, and assuming that the information provided is satisfactory and the timeline is met, regulatory approval is anticipated in early 2008. ICE Clear US and ICE Clear Europe will leverage a common technology and development team from the outset.
     On July 18, 2007, we formally notified LCH.Clearnet of our intention to terminate our clearing agreement with them and provided them with the required one year’s written notices of termination of the clearing agreements. The notices of termination specify that the termination date will be a date agreed to between the parties, or, in the event that no agreement is reached between the parties regarding a termination date, will be the date that is twelve months from the date of the notice. ICE and ICE Futures provided LCH.Clearnet with the notices of termination in connection with our previously announced plans to form a wholly-owned European clearing house.
Acquisitions and Strategic Alliances
     On February 28, 2007, we acquired all the assets of Commoditrack, Inc., which enables us to provide our customers a real-time risk management program as well as the ability to download trades and access profit and loss detail on the electronic trading platform.
     On March 5, 2007, we purchased certain intangible assets related to widely-used OTC natural gas pricing indices from Intelligence Press, Inc. We will have the exclusive right to charge and collect fees for those seeking license arrangements for these indices.
     On March 27, 2007, we entered into an agreement with Natural Gas Exchange, Inc., or NGX, to form a technology and clearing alliance for the North American natural gas and Canadian power markets. Under the arrangement, the cleared and bilateral markets for North American physical natural gas and Canadian electricity operated by NGX and us will be offered together on our electronic trading platform. In turn, NGX will serve as the clearing house for these products. We will recognize a portion of transaction fee revenues generated by products jointly developed under this arrangement. The agreement is subject to applicable regulatory filings and approvals, and the products are expected to be offered on our electronic trading platform in the fourth quarter of 2007.
     On March 30, 2007, we entered into a license agreement with McGraw-Hill Companies, Inc., which operates an energy information business known as Platts. Platts collects market information from energy traders and brokers and publishes daily price information in the form of indices or assessments. Under the agreement, we will collaborate with Platts on the migration of Platts processes to our electronic trading platform. In addition, we are providing Platts with real-time streaming access to every bid, offer, and executed bid occurring on our trading platform related to specified oil markets. We will compensate Platts as certain volume thresholds are achieved, and Platts is reimbursing us for a portion of the development costs that are incurred to provide the additional functionality to the trading platform. The arrangement was launched on our electronic trading platform in June 2007.
     On June 15, 2007, we entered into an exclusive licensing agreement with the Frank Russell Company, or Russell, to offer futures and options on futures contracts based on the full range of Russell’s industry-leading benchmark US equity indexes, including the Russell 1000® Index, Russell 2000® Index and Russell 3000® Index, as well as the related value and growth indexes offered by Russell. Under the licensing agreement, we will for the first time have exclusive rights to list futures contracts based on the full range of Russell’s benchmark US equity indexes. The term of the licensing agreement is seven years and automatically renews for successive one year periods unless terminated by either party. We will make an up-front cash payment to Russell for the exclusive rights under the licensing agreement and will also make annual royalty payments to Russell based on the annual volume of contracts traded, subject to certain minimum annual royalty payments. Beginning three years after the effective date of the licensing agreement, we will be required to maintain a minimum level of average trading volume per quarter to preserve the exclusive rights granted to it under the licensing agreement.

     On June 22, 2007 we entered into a definitive agreement to acquire the Winnipeg Commodity Exchange, or WCE, the leading agricultural commodity futures and options exchange in Canada and home to the world’s leading canola futures contract, for $40 million Canadian dollars. Subject to any necessary regulatory approvals, we expect to transition trading in WCE’s markets to our electronic trading platform. The acquisition is subject to approval of WCE shareholders, approval of the Manitoba Securities Commission (which serves as the exchange’s primary regulator), approval by the Manitoba Court of Queen’s Bench and other conditions which are customary in transactions of this nature. Subsequent to our entering into the definitive agreement with WCE, a third party made an unsolicited non-binding proposal to acquire WCE for $50 million Canadian dollars, and under the terms of our definitive agreement, WCE is permitted to negotiate and share information with such party. Our definitive agreement with WCE provides us with, among other rights, the right to match any competing proposal should the Board of WCE declare the terms of the other proposal superior to our agreement. If we fail to match the competing offer, and are not successful in the acquisition of WCE, then WCE is required to pay us a $1.2 million Canadian dollars termination fee. We are currently reviewing our options.
     On July 9, 2007, we acquired the trading business assets of ChemConnect Inc. ChemConnect operated an electronic marketplace for trading of OTC natural gas liquids and chemical products, including propane, ethane, ethylene, propylene and benzene. In connection with the acquisition, we transitioned the trading of the ChemConnect products to our OTC electronic trading platform.
     On March 15, 2007, we made a proposal to the board of directors of CBOT Holdings, Inc., or CBOT, to combine our two companies in a stock-for-stock transaction. CBOT was at the time, and continued to be, a party to a definitive agreement to merge with Chicago Mercantile Exchange Holdings, Inc., or CME. We incurred incremental direct merger-related transaction costs of $10.9 million during the six months ended June 30, 2007 relating to our proposed merger with CBOT, including $3.3 million in costs that were incurred during the three months ended March 31, 2007 and which were capitalized as of March 31, 2007. We did not succeed in our proposed merger with CBOT and the CME completed its acquisition of CBOT on July 13, 2007. The merger-related transaction costs include investment banking advisors, legal, accounting, proxy advisor, public relation services and other external costs directly related to the proposed transaction. These costs have been recorded as CBOT merger-related transaction costs in the accompanying consolidated statements of income for the six months and three months ended June 30, 2007.
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
Segment Reporting
     For financial reporting purposes, our business is currently divided into four segments: our UK futures business segment, our global OTC business segment, our US futures business segment and our market data business segment. We began operating our US futures business segment upon the completion of the NYBOT acquisition on January 12, 2007. For a discussion of these segments and related financial disclosure, refer to Note 13 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on
Form 10-Q.

   Intersegment Fees
     Our global OTC business segment provides and supports the platform for electronic trading in our energy UK futures business segment and our soft commodity and financial US futures business segment. Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures business segments. Our futures business segments and our global OTC business segment provide access to trading volumes to our market data business segment. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.
Our UK Futures Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our UK futures business segment:

	Six Months Ended June 30,
	2007	%	2006	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
ICE Brent Crude futures	$43,917	48.2%	$28,766	54.6%
Other futures products and options	42,841	47.0	19,765	37.6
Intersegment fees	1,837	2.0	3,028	5.7
Market data fees	—	—	37	0.1
Other	2,589	2.8	1,054	2.0

Total revenues	91,184	100.0	52,650	100.0

Operating expenses:
Selling, general and administrative expenses(1)	13,819	15.2	11,471	21.8
Intersegment expenses	12,187	13.4	9,291	17.6
Depreciation and amortization	862	0.9	1,033	2.0

Total operating expenses	26,868	29.5	21,795	41.4

Operating income	64,316	70.5	30,855	58.6
Other income, net	11,234	12.3	439	0.8
Income tax expense	23,179	25.4	10,953	20.8

Net income	$52,371	57.4%	$20,341	38.6%

(1)	Includes compensation and benefits expenses and professional services expenses.
     A contract is a standardized quantity of the physical commodity underlying each futures contract. The following table presents, for the periods indicated, trading activity in our UK futures markets by commodity type based on the total number of contracts traded:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Number of UK futures contracts traded:
ICE Brent Crude futures	29,563	20,383	14,637	10,209
ICE WTI Crude futures(1)	24,985	9,105	12,181	6,789
ICE Gas Oil futures	10,969	7,637	5,334	3,700
Other futures and options(1)	1,278	556	670	324

Total	66,795	37,681	32,822	21,022

(1)	A fee waiver applied to trade execution for our ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006. A fee waiver also applies to trade execution for our ICE Middle East Sour Crude futures contracts from the launch date of May 21, 2007 through August 20, 2007 for all customers and through February 20, 2008 for five liquidity providers. Total volume in the ICE Middle East Sour Crude futures contract was 74,000 contracts for the period from May 21, 2007 to June 30, 2007.

     The following chart presents the exchange fee revenues by contract traded in our UK futures markets for the periods presented:
UK Futures Exchange Fee Revenues
     The following table presents our average daily open interest for our energy futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Open Interest — UK futures contracts:
ICE Brent Crude futures	639	422	659	447
ICE WTI Crude futures	540	151	569	198
ICE Gas Oil futures	326	225	331	225
Other futures and options	168	66	184	76

Total	1,673	864	1,743	946

  Our Global OTC Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our global OTC business segment:

	Six Months Ended June 30,
	2007(1)%		2006	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
North American natural gas	$70,458	57.4%	$44,692	59.1%
North American power	18,510	15.1	11,244	14.8
Other commodities markets	2,281	1.9	848	1.1
Electronic trade confirmation	2,604	2.1	1,577	2.1
Intersegment fees	17,281	14.1	9,975	13.2
Market data fees	10,174	8.3	6,243	8.3
Other	1,324	1.1	1,086	1.4

Total revenues	122,632	100.0	75,665	100.0

Operating expenses:
Selling, general and administrative expenses(2)	41,112	33.5	30,129	39.8
CBOT merger-related transaction costs(1)	10,944	8.9	—	—
Intersegment expenses	7,171	5.8	4,557	6.0
Depreciation and amortization	11,565	9.4	5,458	7.2

Total operating expenses	70,792	57.7	40,144	53.0

	Six Months Ended June 30,
	2007(1)%		2006	%
	(Dollar amounts in thousands)
Operating income	51,840	42.3	35,521	47.0
Other income (expense), net	(5,204)	(4.2)	1,551	2.0
Income tax expense	13,756	11.2	12,414	16.4

Net income(1)	$32,880	26.8%	$24,658	32.6%

(1)	The financial results for the six months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs. Excluding these charges, net of taxes, our net income for the six months ended June 30, 2007 would have been $39.9 million. See “ — Non-GAAP Financial Measures”.

(2)	Includes compensation and benefits expenses and professional services expenses.
     Revenues in our global OTC business segment are generated primarily through commission fees earned from trades and from data access fees. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from commission fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. In addition to our commission fees, a participant that chooses to clear a trade must pay a fee to LCH.Clearnet for the benefit of clearing and another for the services of the relevant member clearing firm, or futures commission merchant. Consistent with our UK futures business, we currently derive no direct revenues from the clearing process for our global OTC business and participants pay the clearing fees directly to LCH.Clearnet and the futures commission merchants.
     The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our global OTC markets:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)
Total Volume — OTC:
North American natural gas (in million British thermal units, or MMBtu)	177,814	112,859	85,896	67,953
North American power (in megawatt hours)	2,641	1,652	1,381	936
Global oil (in equivalent barrels of oil)	422	338	227	69

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Number of OTC contracts traded:
North American natural gas	71,130	45,154	34,358	27,190
North American power	4,055	2,511	2,107	1,425
Global oil	2,352	1,580	1,232	660

Total	77,537	49,245	37,697	29,275

     The following chart presents the commission fee revenues by commodity traded in our global OTC markets for the periods presented:

Global OTC Commission Fee Revenuess
  Our US Futures Business Segment
     The following table presents, for period from January 13, 2007 to June 30, 2007, selected statement of income data in dollars and as a percentage of revenues for our soft commodity and financial US futures business segment (dollar amounts in thousands):

Revenues:
Transaction fees, net:
Sugar futures	$19,681	40.3%
Other futures products and options	26,421	54.0
Other	2,771	5.7

Total revenues	48,873	100.0

Operating expenses:
Selling, general and administrative expenses(1)	25,973	53.1
Intersegment expenses	4,188	8.6
Depreciation and amortization	1,825	3.7

Total operating expenses	31,986	65.4

Operating income	16,887	34.6
Other income, net	673	1.4
Income tax expense	8,132	16.6

Net income	$9,428	19.3%

(1)	Includes compensation and benefits expenses and professional services expenses.
     The following table presents, for the periods indicated, trading activity in our US futures markets for commodity type based on the total number of contracts traded:

	Period from
	January 13, 2007	Three Months Ended
	To June 30, 2007	June 30, 2007
	(In thousands)
Number of US futures contracts traded:
Soft commodity futures and options(1)	24,711	14,439
Financial futures and options(2)	1,811	818

Total	26,522	15,257

(1)	Consists primarily of sugar, coffee, cotton, orange juice, cocoa, ethanol and wood pulp futures and options contracts.

(2)	Consists primarily of currency pairs (including euro-based, US dollar-based, yen-based, sterling-based and other useful cross-rates as well as our original contract based on the USDX), equity index and commodity index futures and options contracts.

     The following table presents our average daily open interest for our US futures contracts:

	Period from
	January 13, 2007	Three Months Ended
	To June 30, 2007	June 30, 2007
	(In thousands)
Open interest – US futures contracts:
Soft commodity futures and options	2,422	2,518
Financial futures and options	232	219

Total	2,654	2,737

   Our Market Data Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Six Months Ended June 30,
	2007	%	2006	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$19,691	73.4%	$8,561	65.5%
Intersegment fees	7,122	26.6	4,510	34.5

Total revenues	26,813	100.0	13,071	100.0

Operating expenses:
Selling, general and administrative expenses(1)	985	3.7	707	5.4
Intersegment expenses	2,694	10.0	3,665	28.1
Depreciation and amortization	5	—	6	—

Total operating expenses	3,684	13.7	4,378	33.5

Operating income	23,129	86.3	8,693	66.5
Other income (expense), net	196	0.7	(29)	(0.2)
Income tax expense	8,725	32.5	3,032	23.2

Net income	$14,600	54.5%	$5,632	43.1%

(1)	Includes compensation and benefits expenses and professional services expenses.
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

     Transaction fees in our futures and OTC business segments are presented net of rebates that we issue to customers to generate market liquidity. We implemented a rebate program in the ICE WTI Crude market that began in April 2006 to promote trading and it continues through December 31, 2007 and we have also implemented a rebate program for the ICE Middle East Sour Crude market. From time to time we may enter into market-maker agreements with certain participants to make markets in certain contracts on our electronic trading platform.
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
     Market data fees also consist of data access fees that we have historically charged to participants or customers that were not active traders who were registered to trade or view OTC natural gas and power products on our electronic trading platform. The data access fees were based on their historical trading activity and the number of users the participant firm had registered to trade on our platform. We recognized the difference between the monthly data access fee for a given participant and the actual amount of commission fees generated by such participant for trading activity in that month as data access revenues. Beginning in March 2006, we changed the methodology for charging OTC data access fees. We now charge OTC data access fees on a per-user basis to those accessing our platform (both trading and view only access). We also began to charge data access fees in our UK futures business segment beginning in February 2006, at the individual user level.
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
  Other Revenues
     Other revenues primarily include revenues generated from membership fees, training seminars, trade registration system fees, eCOPS documentation fees, initiation fees, booth fees, broker telephone fees, grading fees, certification fees and licensing fees charged to the Chicago Climate Exchange and the European Climate Exchange, among others.
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
  Professional Services
     Professional services expenses primarily consist of outside legal, accounting and other professional and consulting services expenses. We capitalize and record as property and equipment a portion of the costs associated with fees for technology consultants engaged in software development and enhancements to our electronic platform. We also capitalize certain professional services expenses directly related to successful acquisitions. We expensed the remaining portion of these fees in the month in which they were incurred.

  Patent Royalty
     We entered into a long-term, non-exclusive licensing agreement with a third party, which granted us the use of the third party’s patent. Under the agreement, we were required to pay minimum annual license fees through the expiration date of the patent on February 20, 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on our platform. This licensing agreement ended on February 20, 2007 and no payments are required after this date.
  CBOT Merger-Related Transaction Costs
     We incurred direct merger-related transaction costs relating to the proposed merger with CBOT. We did not succeed with our proposed merger with CBOT, and the CME completed its acquisition of CBOT on July 13, 2007. The merger-related transaction costs include investment banking advisors, legal, accounting, proxy advisor, public relation services and other external costs directly related to the proposed transaction.
  Selling, General and Administrative
     The major expense categories within selling, general and administrative expenses include cost of hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing expenses. Cost of hosting expenses primarily consist of hosting and participant network expenses. Our hosting expenses include the amounts we pay for the physical facilities, maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Our participant network expenses include the amounts we pay to provide participants with direct connectivity to our platform. Hardware and software support expenses primarily consist of external hardware and software maintenance and support costs and trade registration system costs. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore, Dublin and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. Marketing expenses primarily consist of advertising, public relations and product promotion and brand awareness campaigns, as well as for new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. Other selling, general and administrative costs primarily consist of telephone and communications expense, corporate insurance expense, travel expense, meals and entertainment expense and dues, subscriptions and registration expense.
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
   Other Income (Expense)
     Other income (expense) consists primarily of interest income and expense, as well as gains and losses on foreign currency transactions. We generate interest income from the investment of our cash and cash equivalents, short-term investments, and restricted cash. Interest expense consists of interest on the outstanding indebtedness and the unused fee calculated under our revolving credit facility. We also recognized a gain during the three months ended March 31, 2007 for the sale of our former open-outcry disaster recovery site in London.
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
     We recorded a tax benefit of $3.6 million in the second quarter of 2007 related to the recognition of the indefinite reversal provision of Accounting Principles Board, or APB, Opinion No. 23, Accounting for Income Taxes – Special Areas. The indefinite reversal provision of APB Opinion No. 23 specifies that US income taxes should not be accrued on the undistributed earnings of a foreign subsidiary if those earnings have been or will be invested indefinitely invested outside the US. We had previously accrued US income taxes on a portion of the undistributed earnings of our foreign subsidiaries.
Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except for percentages and rate per contract)
Operating Data:

Our Market Share of Selected Key Products:

Total crude oil futures contracts traded globally	112,712	62,772	55,453	33,278
ICE Brent Crude oil futures contracts traded	29,563	20,383	14,637	10,209
ICE WTI Crude oil futures contracts traded	24,985	9,105	12,181	6,789
Our crude oil futures market share	48.4%	47.0%	48.4%	51.1%

Total cleared OTC Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	61,933	44,157	28,200	26,723
Our cleared OTC Henry Hub natural gas contracts traded	54,421	34,843	24,913	20,991
Our market share — cleared OTC Henry Hub natural gas vs. NYMEX-ClearPort	87.9%	78.9%	88.3%	78.6%

Total cleared OTC PJM financial power contracts traded on us and NYMEX- ClearPort	1,502	1,159	780	637
Our cleared OTC PJM financial power contracts traded	1,448	1,045	759	601
Our market share — cleared OTC PJM financial power vs. NYMEX-ClearPort	96.4%	90.2%	97.3%	94.4%

Our Average Daily Trading Fee Revenues:
Our UK futures business average daily exchange fee revenues	$683	$382	$676	$469

Our US futures business average daily exchange fee revenues	397	—	447	—

Our bilateral global OTC business average daily commission fee revenues	129	94	129	101
Our cleared global OTC business average daily commission fee revenues	607	360	589	426

Our global OTC business average daily commission fee revenues	736	454	718	527

Our total average daily exchange fee and commission fee revenues	$1,816	$836	$1,841	$996

Our Trading Volume:
UK Futures volume	66,795	37,681	32,822	21,022
UK Futures average daily volume	528	297	522	334
US Futures volume	26,522	—	15,257	—
US Futures average daily volume	229	—	242	—

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except for percentages and rate per contract)
OTC volume	77,537	49,245	37,697	29,275
OTC average daily volume	625	394	598	465
Our Transaction or Rate per UK futures contract	$1.29	$1.28	$1.29	$1.40
Our Transaction or Rate per US futures contract	$1.74	$—	$1.85	$—
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	49.6%	49.8%	50.3%	49.3%
Banks and financial institutions	21.5%	22.1%	20.4%	22.8%
Liquidity providers	28.9%	28.1%	29.3%	27.9%
Percentage of OTC commission fees by the top 20 customers	54.2%	55.7%	54.9%	60.4%
     Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
  Overview
     Consolidated net income increased $58.6 million, or 115.8%, to $109.3 million for the six months ended June 30, 2007 from $50.6 million for the comparable period in 2006. Net income from our UK futures business segment increased $32.0 million, or 157.5%, to $52.4 million for the six months ended June 30, 2007 from $20.3 million for the comparable period in 2006, primarily due to higher transaction fees revenues. Net income from our global OTC business segment increased $8.2 million, or 33.3%, to $32.9 million for the six months ended June 30, 2007 from $24.7 million for the comparable period in 2006. Net income in our global OTC business segment increased primarily due to significantly higher transaction fees revenues, partially offset by $10.9 million in CBOT merger-related transaction costs incurred during the six months ended June 30, 2007. Net income from our market data business segment increased $9.0 million, or 159.2%, to $14.6 million for the six months ended June 30, 2007 from $5.6 million for the comparable period in 2006. Net income in our market data business segment increased primarily due to increased market data sales in our futures businesses. Net income from our US futures business segment was $9.4 million for the six months ended June 30, 2007. Consolidated operating income, as a percentage of consolidated revenues, decreased to 59.3% for the six months ended June 30, 2007 from 60.6% for the comparable period in 2006. Consolidated net income, as a percentage of consolidated revenues, increased to 41.5% for the six months ended June 30, 2007 from 40.9% for the comparable period in 2006.
     Our consolidated revenues increased $139.4 million, or 112.5%, to $263.3 million for the six months ended June 30, 2007 from $123.9 million for the comparable period in 2006. This increase is primarily attributable to increased trading volumes on our electronic trading platform, revenues derived from NYBOT following the acquisition, and increased non-transaction revenues, primarily market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our energy futures and cleared OTC contracts.
     Consolidated operating expenses increased $58.3 million to $107.1 million for the six months ended June 30, 2007 from $48.8 million for the comparable period in 2006, or 119.4%. This increase is primarily attributable to $28.0 million in NYBOT operating expenses during the six months ended June 30, 2007, amortization expenses on the NYBOT intangibles during the six months ended June 30, 2007, $10.9 million in CBOT merger-related transaction costs being incurred during the six months ended June 30, 2007, and higher compensation expenses during the six months ended June 30, 2007 due to non-cash compensation expenses recognized under SFAS No. 123(R) and an increase in our employee headcount.
  Revenues
  Transaction Fees
     Consolidated transaction fees increased $119.8 million, or 112.1%, to $226.7 million for the six months ended June 30, 2007 from $106.9 million for the comparable period in 2006. Transaction fees, as a percentage of consolidated revenues, decreased to 86.1% for the six months ended June 30, 2007 from 86.3% for the comparable period in 2006.
     Transaction fees generated in our UK futures business segment increased $38.2 million, or 78.8%, to $86.8 million for the six months ended June 30, 2007 from $48.5 million for the comparable period in 2006, while declining as a percentage of consolidated revenues to 33.0% for the six months ended June 30, 2007 from 39.2% for the comparable period in 2006. The increase in transaction fees was primarily due to an increase in our UK futures contract volumes and the decline in the percentage of consolidated revenues is due to the inclusion of the NYBOT revenues. UK futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading and the launch of the ICE WTI Crude futures contract in February 2006. Volumes in our UK futures business segment increased 77.3% to 66.8 million contracts traded during the six months ended June 30, 2007 from 37.7 million contracts traded during the comparable period in 2006. The 37.7 million contracts include 2.3 million ICE WTI Crude futures contracts for which we did not charge any commissions during the six months ended June 30, 2006. Average transaction fees per trading day for our UK futures business segment increased 78.8% to $683,000 per trading day for the six months ended June 30, 2007 from $382,000 per trading day for the comparable period in 2006.
     Transaction fees generated in our global OTC business segment increased $35.5 million, or 60.8%, to $93.9 million for the six months ended June 30, 2007 from $58.4 million for the comparable period in 2006, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 35.6% for the six months ended June 30, 2007 from 47.1% for the comparable period in 2006. The decline in the percentage of consolidated revenues is due to the inclusion of the NYBOT revenues. The number of transactions or trades executed in our global OTC business segment increased by 80.3% to 2.7 million trades for the six months ended June 30, 2007 from 1.5 million trades for the comparable period in 2006. Average transaction fees per trading day for our global OTC business segment increased 62.0% to $736,000 per trading day for the six months ended June 30, 2007 from $454,000 per trading day for the comparable period in 2006.
     Increased volumes in our global OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and weather-related volatility. Transaction fees generated by trading in North American natural gas contracts increased $25.8 million, or 57.7%, to $70.5 million for the six months ended June 30, 2007 from $44.7 million for the comparable period in 2006. In addition, transaction fees generated by trading in North American power contracts increased $7.3 million, or 64.6%, to $18.5 million for the six months ended June 30, 2007 from $11.2 million for the comparable period in 2006. The continued growth in trading volumes in OTC contracts can be attributed in part to the use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties.
     Revenues derived from electronic trade confirmation fees in our global OTC business segment increased $1.0 million, or 65.1%, to $2.6 million for the six months ended June 30, 2007 from $1.6 million for the comparable period in 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, decreased to 1.0% for the six months ended June 30, 2007 from 1.3% for the comparable period in 2006.
     Transaction fees generated in our US futures business segment were $46.1 million for the six months ended June 30, 2007, which represented 17.5% of consolidated revenues for the six months ended June 30, 2007. NYBOT was acquired on January 12, 2007. NYBOT adjusted its exchange fee rates effective June 1, 2007, including adding a surcharge on certain electronic trading products. Average transaction fees per trading day for our US futures business segment were $397,000 for the period from January 13, 2007 to June 30, 2007.
   Market Data Fees
     Consolidated market data fees increased $15.0 million, or 101.2%, to $29.9 million for the six months ended June 30, 2007 from $14.8 million for the comparable period in 2006. This increase was primarily due to the new terminal fees and license fees that we receive from data vendors derived from NYBOT following the acquisition, increased data access fees in our global OTC and futures markets and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our UK futures markets. During the six months ended June 30, 2007 and 2006, we recognized $11.0 million and $6.8 million, respectively, in data access fees and terminal fees in our UK futures and global OTC business segments. The increase in the market data fees received from data vendors in our energy futures and options business segment were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the six months ended June 30, 2007 and 2006, we recognized $6.5 million and $5.6 million, respectively, in terminal and license fees from data vendors in our UK futures business segment. We recognized $9.2 million in terminal and license fees from data vendors in our US futures business segment during the period from January 13, 2007 to June 30, 2007. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 11.3% for the six months ended June 30, 2007 from 12.0% for the comparable period in 2006.
  Other Revenues
     Consolidated other revenues increased $4.5 million to $6.7 million for the six months ended June 30, 2007 from $2.1 million for the comparable period in 2006. This increase was primarily due to trade registration system fees of $1.2 million recognized during the six months ended June 30, 2007 and $2.8 million in other revenues relating to NYBOT. Consolidated other revenues, as a percentage of consolidated revenues, increased to 2.5% for the six months ended June 30, 2007 from 1.7% for the comparable period in 2006.
  Expenses
  Compensation and Benefits
     Consolidated compensation and benefits expenses increased $20.9 million, or 92.8%, to $43.5 million for the six months ended June 30, 2007 from $22.5 million for the comparable period in 2006. This increase was primarily due to the inclusion of $13.5 million in NYBOT compensation and benefits expenses in our consolidated results for the six months ended June 30, 2007, an increase in the non-cash compensation expenses and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $7.7 million for the six months ended June 30, 2007 as compared to $4.8 million for the comparable period in 2006. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006. Our employee headcount increased from 212 employees as of June 30, 2006 to 260 employees as of June 30, 2007, excluding the NYBOT employees. Our NYBOT employee headcount decreased from 282 employees as of January 12, 2007, the acquisition date, to 214 employees as of June 30, 2007. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 16.5% for the six months ended June 30, 2007 from 18.2% for the comparable period in 2006 primarily due to our increased revenues.
   Professional Services
     Consolidated professional services expenses increased $5.7 million, or 95.4%, to $11.6 million for the six months ended June 30, 2007 from $5.9 million for the comparable period in 2006. This increase was primarily due to the inclusion of $2.8 million in NYBOT professional services expenses in our consolidated results for the six months ended June 30, 2007 and $1.4 million in professional services expenses incurred in our UK futures business segment relating to the establishment of ICE Clear Europe, our European clearing house we are in the process of establishing. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 4.4% for the six months ended June 30, 2007 from 4.8% for the comparable period in 2006.
  Patent Royalty
     Patent royalty expenses decreased $1.5 million, or 46.9%, to $1.7 million for the six months ended June 30, 2007 from $3.2 million for the comparable period in 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, decreased to 0.6% for the six months ended June 30, 2007 from 2.6% for the comparable period in 2006. The patent licensing agreement terminated on February 20, 2007 and there were no patent royalty expenses after this date.

  CBOT Merger-Related Transaction Costs
     CBOT merger-related transaction costs were $10.9 million for the six months ended June 30, 2007. Consolidated CBOT merger-related transaction costs, as a percentage of consolidated revenues, were 4.2% for the six months ended June 30, 2007. We did not incur any CBOT merger-related transaction costs during the six months ended June 30, 2006.
  Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $14.5 million, or 136.6%, to $25.1 million for the six months ended June 30, 2007 from $10.6 million for the comparable period in 2006. This increase was primarily due to the inclusion of $9.9 million in NYBOT selling, general and administrative expenses and increased costs of hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. We have begun to relocate our technology operations and our support systems, including our primary data center and our disaster recovery site, to Chicago. Our disaster recovery site was relocated from London to Chicago in June 2007. The primary data center is scheduled to migrate from Atlanta to Chicago beginning in early 2008. Therefore, we have incurred some redundant costs at our technology facilities in Atlanta, London and Chicago during this transition period. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9.5% for the six months ended June 30, 2007 from 8.6% for the comparable period in 2006.
  Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $7.8 million, or 119.4%, to $14.3 million for the six months ended June 30, 2007 from $6.5 million for the comparable period in 2006. This increase was primarily due to the amortization on the acquired NYBOT intangibles of $4.0 million for the six months ended June 30, 2007, the depreciation on the $19.6 million in fixed asset additions incurred during the six months ended June 30, 2007 and to the inclusion of $1.8 million in NYBOT depreciation expenses in our consolidated results for the six months ended June 30, 2007. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 5.4% for the six months ended June 30, 2007 from 5.2% for the comparable period in 2006.
   Other Income (Expense)
     Consolidated other income increased $4.9 million to $6.9 million for the six months ended June 30, 2007 from $2.0 million for the comparable period in 2006. This increase primarily related to the gain recognized on the sale of an asset and an increase in interest income, partially offset by an increase in interest expense. Interest income increased $3.3 million to $5.7 million for the six months ended June 30, 2007 from $2.4 million for the comparable period in 2006 primarily due to an increase in our cash balances from the net cash provided by operations. We recognized a gain of $9.3 million during the six months ended June 30, 2007 on the sale of our former disaster recovery site for our open-outcry in London. Interest expense increased $8.0 million to $8.1 million for the six months ended June 30, 2007 from $120,000 for the comparable period in 2006 primarily due to the interest expense and amortization associated with our $500 million Credit Agreement.
  Income Taxes
     Consolidated tax expense increased $27.4 million to $53.8 million for the six months ended June 30, 2007 from $26.4 million for the comparable period in 2006, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 33.0% for the six months ended June 30, 2007 from 34.3% for the comparable period in 2006, primarily due to a decrease in the amount of US taxes accrued on foreign earnings and an increase in tax credits generated, which are partially offset by higher New York state and City tax rates associated with the results of NYBOT.

     Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
   Overview
     Consolidated net income increased $22.7 million, or 73.4%, to $53.7 million for the three months ended June 30, 2007 from $31.0 million for the comparable period in 2006. Net income from our UK futures business segment increased $11.7 million, or 90.4%, to $24.6 million for the three months ended June 30, 2007 from $12.9 million for the comparable period in 2006, primarily due to higher transaction fees revenues. Net income from our global OTC business segment decreased $143,000, or 1.0%, to $13.8 million for the three months ended June 30, 2007 from $14.0 million for the comparable period in 2006. Net income in our global OTC business segment decreased primarily due to $10.9 million in CBOT merger-related transaction costs expensed during the three months ended June 30, 2007, partially offset by higher transaction fees revenues. Net income from our market data business segment increased $4.0 million, or 97.8%, to $8.1 million for the three months ended June 30, 2007 from $4.1 million for the comparable period in 2006. Net income in our market data business segment increased primarily due to increased market data sales in our futures businesses. Net income from our US futures business segment was $7.2 million for the three months ended June 30, 2007. Consolidated operating income, as a percentage of consolidated revenues, decreased to 56.0% for the three months ended June 30, 2007 from 64.4% for the comparable period in 2006. Consolidated net income, as a percentage of consolidated revenues, decreased to 39.3% for the three months ended June 30, 2007 from 42.1% for the comparable period in 2006.
     Our consolidated revenues increased $63.1 million, or 85.7%, to $136.7 million for the three months ended June 30, 2007 from $73.6 million for the comparable period in 2006. This increase is primarily attributable to increased trading volumes on our electronic trading platform, revenues derived from NYBOT following the acquisition, and increased non-transaction revenues, primarily market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our energy futures and cleared OTC contracts.
     Consolidated operating expenses increased $34.0 million to $60.1 million for the three months ended June 30, 2007 from $26.2 million for the comparable period in 2006 or 129.7%. This increase is primarily attributable to $14.9 million in NYBOT operating expenses during the three months ended June 30, 2007, amortization expenses on the NYBOT intangibles of $2.1 million during the three months ended June 30, 2007, $10.9 million in CBOT merger-related transaction costs expensed during the three months ended June 30, 2007 and higher compensation expenses during the three months ended June 30, 2007 due to non-cash compensation expenses recognized under SFAS No. 123(R) and an increase in our employee headcount.
  Revenues
  Transaction Fees
     Consolidated transaction fees increased $53.7 million, or 84.4%, to $117.4 million for the three months ended June 30, 2007 from $63.7 million for the comparable period in 2006. Transaction fees, as a percentage of consolidated revenues, decreased to 85.9% for the three months ended June 30, 2007 from 86.5% for the comparable period in 2006.
     Transaction fees generated in our UK futures business segment increased $13.1 million, or 44.1%, to $42.6 million for the three months ended June 30, 2007 from $29.6 million for the comparable period in 2006, while declining as a percentage of consolidated revenues to 31.2% for the three months ended June 30, 2007 from 40.2% for the comparable period in 2006. The increase in transaction fees was primarily due to an increase in our UK futures contract volumes and the decline in the percentage of consolidated revenues was due to the inclusion of the NYBOT revenues. UK futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading and the launch of the ICE WTI Crude futures contract in February 2006. Volumes in our UK futures business segment increased 56.1% to 32.8 million contracts traded during the three months ended June 30, 2007 from 21.0 million contracts traded during the comparable period in 2006. Average transaction fees per trading day for our UK futures business segment increased 44.1% to $676,000 per trading day for the three months ended June 30, 2007 from $469,000 per trading day for the comparable period in 2006.
     Transaction fees generated in our global OTC business segment increased $12.5 million, or 36.7%, to $46.6 million for the three months ended June 30, 2007 from $34.1 million for the comparable period in 2006, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 34.1% for the three months ended June 30, 2007 from 46.3% for the comparable period in 2006. The decline in the percentage of consolidated revenues is due to the inclusion of the NYBOT revenues. The number of transactions or trades executed in our global OTC business segment increased by 70.7% to 1.4 million trades for the three months ended June 30, 2007 from 795,000 trades for the comparable period in 2006. Average transaction fees per trading day for our global OTC business segment increased 36.3% to $718,000 per trading day for the three months ended June 30, 2007 from $527,000 per trading day for the comparable period in 2006.
     Increased volumes in our global OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and increased hedging activity. Transaction fees generated by trading in North American natural gas contracts increased $7.9 million, or 30.0%, to $34.3 million for the three months ended June 30, 2007 from $26.4 million for the comparable period in 2006. In addition, transaction fees generated by trading in North American power contracts increased $3.3 million, or 51.5%, to $9.7 million for the three months ended June 30, 2007 from $6.4 million for the comparable period in 2006.
     Revenues derived from electronic trade confirmation fees in our global OTC business segment increased $467,000, or 52.2%, to $1.4 million for the three months ended June 30, 2007 from $895,000 for the comparable period in 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, decreased to 1.0% for the three months ended June 30, 2007 from 1.2% for the comparable period in 2006.
     Transaction fees generated in our US futures business segment were $28.2 million for the three months ended June 30, 2007, which represented 20.6% of consolidated revenues for the three months ended June 30, 2007. NYBOT was acquired on January 12, 2007. NYBOT adjusted its exchange fee rates effective June 1, 2007, including adding a surcharge on certain electronic trading products. Average transaction fees per trading day for our US futures business segment were $447,000 for the three months ended June 30, 2007.
   Market Data Fees
     Consolidated market data fees increased $7.0 million, or 79.7%, to $15.8 million for the three months ended June 30, 2007 from $8.8 million for the comparable period in 2006. This increase was primarily due to the new terminal fees and license fees that we receive from data vendors derived from NYBOT following the acquisition, increased data access fees in our global OTC and futures markets and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our UK futures markets. During the three months ended June 30, 2007 and 2006, we recognized $5.7 million and $4.8 million, respectively, in data access fees and terminal fees in our UK futures and global OTC business segments. The increase in the market data fees received from data vendors in our energy futures and options business segment were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the three months ended June 30, 2007 and 2006, we recognized $3.3 million and $2.8 million, respectively, in terminal and license fees from data vendors in our UK futures business segment. We recognized $5.1 million in terminal and license fees from data vendors in our US futures business segment during the three months ended June 30, 2007. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 11.6% for the three months ended June 30, 2007 from 12.0% for the comparable period in 2006.
   Other Revenues
     Consolidated other revenues increased $2.3 million to $3.4 million for the three months ended June 30, 2007 from $1.1 million for the comparable period in 2006. This increase was primarily due to trade registration system fees of $537,000 recognized during the three months ended June 30, 2007 and $1.3 million in other revenues relating to NYBOT. Consolidated other revenues, as a percentage of consolidated revenues, increased to 2.5% for the three months ended June 30, 2007 from 1.5% for the comparable period in 2006.

  Expenses
  Compensation and Benefits
     Consolidated compensation and benefits expenses increased $9.8 million, or 82.0%, to $21.7 million for the three months ended June 30, 2007 from $11.9 million for the comparable period in 2006. This increase was primarily due to the inclusion of $6.3 million in NYBOT compensation and benefits expenses, an increase in the non-cash compensation expenses and an increase in our employee headcount during the three months ended June 30, 2007. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $3.9 million for the three months ended June 30, 2007 as compared to $2.6 million for the comparable period in 2006. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006. Our employee headcount increased from 212 employees as of June 30, 2006 to 260 employees as of June 30, 2007, excluding the NYBOT employees. Our NYBOT employee headcount decreased from 282 employees as of January 12, 2007, the acquisition date, to 214 employees as of June 30, 2007. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 15.9% for the three months ended June 30, 2007 from 16.2% for the comparable period in 2006 primarily due to our increased revenues.
   Professional Services
     Consolidated professional services expenses increased $3.5 million, or 107.5%, to $6.7 million for the three months ended June 30, 2007 from $3.2 million for the comparable period in 2006. This increase was primarily due to the inclusion of $1.9 million in NYBOT professional services expenses in our consolidated results for the three months ended June 30, 2007 and due to $862,000 in professional services expenses incurred in our UK futures business segment relating to the establishment of ICE Clear Europe, our new European clearing house. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 4.9% for the three months ended June 30, 2007 from 4.4% for the comparable period in 2006.
   Patent Royalty
     Patent royalty expenses were $2.2 million for the three months ended June 30, 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, were 3.0% for the three months ended June 30, 2006. The patent licensing agreement terminated in February 2007 and there were no patent royalty expenses for the three months ended June 30, 2007.
  CBOT Merger-Related Transaction Costs
     CBOT merger-related transaction costs were $10.9 million for the three months ended June 30, 2007. Consolidated CBOT merger-related transaction costs, as a percentage of consolidated revenues, were 8.0% for the three months ended June 30, 2007. We did not incur any CBOT merger-related transaction costs during the three months ended June 30, 2006.
  Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $7.5 million, or 136.4%, to $13.0 million for the three months ended June 30, 2007 from $5.5 million for the comparable period in 2006. This increase was primarily due to the inclusion of $5.5 million in NYBOT selling, general and administrative expenses in our consolidated results for the three months ended June 30, 2007 and due to increased costs of hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. We have begun to relocate our technology operations and our support systems, including our primary data center and our disaster recovery site, to Chicago. Our disaster recovery site was relocated from London to Chicago in June 2007. The primary data center is scheduled to migrate from Atlanta to Chicago beginning in early 2008. Therefore, we have incurred some redundant costs at our technology facilities in Atlanta, London and Chicago during this transition period. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9.5% for the three months ended June 30, 2007 from 7.5% for the comparable period in 2006.

  Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $4.4 million, or 134.1%, to $7.7 million for the three months ended June 30, 2007 from $3.3 million for the comparable period in 2006. This increase was primarily due to the inclusion of $1.2 million in NYBOT depreciation expenses in our consolidated results for the three months ended June 30, 2007, the depreciation on the $19.6 million in fixed asset additions incurred during the six months ended June 30, 2007 and the amortization on the acquired NYBOT intangibles of $2.1 million for the three months ended June 30, 2007. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 5.7% for the three months ended June 30, 2007 from 4.5% for the comparable period in 2006.
   Other Income (Expense)
     Consolidated other income (expense) decreased to net other expense of $1.3 million for the three months ended June 30, 2007 from net other income of $853,000 for the comparable period in 2006. This decrease primarily related to an increase in interest expense, partially offset by an increase in interest income. Interest expense increased to $4.3 million for the three months ended June 30, 2007 from $57,000 for the comparable period in 2006 primarily due to the interest expense and amortization associated with our $500 million Credit Agreement. Interest income increased $1.6 million to $2.9 million for the three months ended June 30, 2007 from $1.3 million for the comparable period in 2006 primarily due to an increase in our cash balances from the net cash provided by operations.
   Income Taxes
     Consolidated tax expense increased $4.2 million to $21.5 million for the three months ended June 30, 2007 from $17.3 million for the comparable period in 2006, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 28.6% for the three months ended June 30, 2007 from 35.8% for the comparable period in 2006, primarily due to a decrease in the amount of US taxes accrued on foreign earnings and an increase in tax credits generated, which are partially offset by higher New York state and City tax rates associated with the results of NYBOT.
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

	Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007(1)	2007(2)	2006	2006	2006
	(In thousands)
Revenues:
Transaction fees, net:
Futures:
Brent Crude futures	$21,796	$22,121	$18,003	$17,357	$15,290
Sugar futures	12,430	7,251	—	—	—
Other futures products and options	36,559	32,703	19,697	19,832	14,282
OTC:
North American natural gas	34,275	36,183	35,655	36,955	26,369
North American power	9,713	8,797	7,891	8,088	6,411
Other commodities markets	1,237	1,044	610	717	410
Electronic trade confirmation services	1,362	1,242	943	989	895
Market data fees	15,846	14,019	9,647	9,748	8,819
Other	3,436	3,248	2,818	976	1,115

Total revenues	136,654	126,608	95,264	94,662	73,591

Operating expenses:
Compensation and benefits	21,717	21,758	14,214	12,987	11,932
Professional services	6,714	4,863	2,671	2,799	3,235
Patent royalty	—	1,705	2,676	3,151	2,198
CBOT merger-related transaction costs(1)	10,944	—	—	—	—
Selling, general and administrative	13,002	12,130	7,629	7,016	5,501

	Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007(1)	2007(2)	2006	2006	2006
	(In thousands)
Depreciation and amortization	7,748	6,509	3,890	3,327	3,309

Total operating expenses	60,125	46,965	31,080	29,280	26,175

Operating income	76,529	79,643	64,184	65,382	47,416
Other income (expense), net(2)	(1,322)	8,221	3,216	2,731	853
Income tax expense	21,514	32,278	18,408	24,468	17,302

Net income	$53,693	$55,586	$48,992	$43,645	$30,967

(1)	The financial results for the three months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs. Excluding these charges, net of taxes, our net income for the three months ended June 30, 2007 would have been $60.7 million. See “ — Non-GAAP Financial Measures”.

(2)	The financial results for the three months ended March 31, 2007 include the results of NYBOT for the period from January 13, 2007 to March 31, 2007 and also include a gain of $9.3 million, or $5.8 million after tax, relating to the sale our former open-outcry disaster recovery site in London.
Liquidity and Capital Resources
     Since our inception we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal liquidity and capital requirements have been to fund capital expenditures, working capital, strategic acquisitions, and marketing and development of our electronic trading platform. We may need to incur additional debt or issue additional equity to make strategic acquisitions or investments in the future. We financed the cash portion of the merger with NYBOT with cash on hand and borrowings under a senior unsecured credit facility discussed below.
   Cash and Cash Equivalents, Short-term Investments and Restricted Cash
     We had consolidated cash and cash equivalents of $120.9 million and $204.3 million as of June 30, 2007 and December 31, 2006, respectively. We had $110.4 million and $77.4 million in short-term investments as of June 30, 2007 and December 31, 2006, respectively and $20.2 million and $16.2 million in current and noncurrent restricted cash as of June 30, 2007 and December 31, 2006, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted cash. The decrease in the cash and cash equivalents and in short-term investments was primarily due to the cash we used in connection with the acquisition of NYBOT in January 2007.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$94,804	$42,870
Investing activities	(443,043)	(27,380)
Financing activities	264,842	17,807
Effect of exchange rate changes	(8)	795

Net (decrease) increase in cash and cash equivalents	$(83,405)	$34,092

   Operating Activities
     Consolidated net cash provided by operating activities was $94.8 million and $42.9 million for the six months ended June 30, 2007 and 2006, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $51.9 million increase in net cash provided by operating activities for the six months ended June 30, 2007 from the comparable period in 2006 is primarily due to the $8.2 million increase in the global OTC business segment’s net income, the $9.0 million increase in the market data business segment’s net income, and the $32.0 million increase in the UK futures business segment’s net income for the six months ended June 30, 2007 from the comparable period in 2006 and due to the $9.4 million in the US futures business segment’s net income for the six months ended June 30, 2007. These amounts were partially offset by $40.1 million in excess tax benefits from stock-based compensation.
   Investing Activities
     Consolidated net cash used in investing activities was $443.0 million and $27.4 million for the six months ended June 30, 2007 and 2006, respectively. The consolidated net cash used in investing activities for the six months ended June 30, 2007 primarily relates to the $392.1 million in cash paid for acquisitions, net of cash acquired. These activities also relate to sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had a net increase in investments classified as available-for-sale of $29.8 million and $19.2 million for the six months ended June 30, 2007 and 2006, respectively. We incurred capitalized software development costs of $5.3 million and $3.2 million for the six months ended June 30, 2007 and 2006, respectively, and we had additional capital expenditures of $19.6 million and $4.3 million for the six months ended June 30, 2007 and 2006, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform and disaster recovery site.
   Financing Activities
     Consolidated net cash provided by financing activities was $264.8 million and $17.8 million for the six months ended June 30, 2007 and 2006, respectively. Consolidated net cash provided by financing activities for the six months ended June 30, 2007 primarily relates to the $250.0 million in proceeds received from the credit agreement and $40.1 million in excess tax benefits from stock-based compensation, partially offset by $19.3 million in cash payments related to treasury shares received for restricted stock and stock option tax payments.
Loan Agreements
     We financed the cash portion of the NYBOT acquisition with cash on hand and borrowings under a senior unsecured credit facility, or the Credit Agreement, dated January 12, 2007 that we entered into with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. In connection with the Credit Agreement, we terminated our previous $50.0 million credit facility with Wachovia, under which no borrowings were outstanding. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million, or collectively, the Credit Facilities. In connection with the acquisition, we used the proceeds of the $250.0 million term loan along with $164.6 million of cash on hand to finance the $414.6 million cash component of the acquisition and the acquisition related expenses. Under the terms of the Credit Agreement, we can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger, which is January 12, 2010. We have agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear US. The remaining amount under the revolving credit facility can be used by us for general corporate purposes.
     Loans under the Credit Facilities shall, at our option, bear interest on the principal amount outstanding at either: (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on our total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As of June 30, 2007, we have a six-month $240.6 million LIBOR loan outstanding with a stated interest rate of 5.98%, including the applicable margin rate of 0.625%. For the borrowings under the term loan facility, we began making payments on June 30, 2007, and will make payments quarterly thereafter until the fifth anniversary of the closing date of the Merger. The Credit Agreement includes an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on our total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.125% at June 30, 2007.
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
Future Capital Requirements
     Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make capital expenditures ranging between an aggregate of $30 million and $33 million in 2007 to support the continued expansion of our UK futures, US futures, global OTC and market data businesses. We believe that our cash flows from operations and our $250.0 million revolving credit facility will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2008.
Contractual Obligations and Commercial Commitments
     The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of June 30, 2007:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual Obligations:
Long-term debt and interest	$281,500	$51,094	$110,594	$119,812	$—
Other liabilities	199,465	22,448	46,997	54,522	75,498

Total contractual cash obligations	$480,965	$73,542	$157,591	$174,334	$75,498

Non-GAAP Financial Measures
     We provide adjusted net income and adjusted earnings per common share on adjusted net income as additional information regarding our operating results. These measures exclude the impact of the CBOT merger-related transaction costs described below. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because the CBOT merger-related transaction costs do not reflect our historical operating performance. These measures are not in accordance with, or an alternative to, GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.

     Our management uses adjusted net income and adjusted earnings per share as financial measures to evaluate the performance of our business. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe adjusted net income and adjusted earnings per share provides a more complete understanding of factors affecting our business than GAAP measures alone. Management uses adjusted net income and adjusted earnings per share to evaluate operating performance and management decisions made during the reporting period by excluding certain items that we believe have less significance on the day-to-day performance of our business. Our internal budgets are based on adjusted net income and adjusted earnings per share, and we report our adjusted net income and adjusted earnings per share to our board of directors. In addition, adjusted net income and adjusted earnings per share is among the criteria used in determining performance-based compensation. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted net income and adjusted earnings per share, to assess operating performance. We use adjusted net income and adjusted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since adjusted net income and adjusted earnings per share eliminates from our results specific financial items that have less bearing on our operating performance.
     Adjusted net income is calculated by adding the CBOT merger-related transaction costs to net income, and it is presented net of tax. We incurred incremental direct merger-related transaction costs of $10.9 million during the six months ended June 30, 2007 relating to our proposed merger with CBOT. We did not succeed in our proposed merger with CBOT and the CME completed its acquisition of CBOT on July 13, 2007. The $10.9 million in merger-related transaction costs include investment banking advisors, legal, accounting, proxy advisor, public relation services and other external costs directly related to the proposed transaction. Despite our plans to continue to explore and pursue acquisition opportunities, we do not believe that this item is representative of our past or future operating performance given that the magnitude of the expense was well outside of our historical expenses. We believe that the CBOT merger-related transaction costs are infrequent and unusual and are not representative of our historical operating performance because we have not incurred similar significant merger-related costs within the prior periods and do not expect to incur such costs again within the next several years. Adjusted earnings per common share are calculated as adjusted net income divided by the actual weighted average common shares outstanding.
     The following table reconciles net income to adjusted net income and calculates adjusted earnings per common share on adjusted net income.

			OTC Business
	Consolidated		Segment
	Six Months	Three Months	Six Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
	2007	2007	2007
	(In thousands, except per share amounts)
Net income	$109,279	$53,693	$32,880
Add: CBOT merger-related transaction costs	10,944	10,944	10,944
Less: Effective tax rate benefit of CBOT merger-related transaction costs	(3,906)	(3,906)	(3,906)

Adjusted net income	$116,317	$60,731	$39,918

Earnings per common share on net income:
Basic	$1.60	$0.78

Diluted	$1.55	$0.75

Adjusted earnings per common share on adjusted net income:
Adjusted basic	$1.70	$0.88

Adjusted diluted	$1.65	$0.85

Weighted average common shares outstanding:
Basic	68,372	69,205

Diluted	70,496	71,228

Off-Balance Sheet Arrangements
     We do not have any relationships to unconsolidated entities or financial partnerships, which have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.

Recently Adopted Accounting Pronouncements
     In June 2006, the Financial Accounting Standard Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized a charge of $83,000 to the January 1, 2007 retained earnings balance. As of the adoption date, we had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect our effective tax rate. We recorded an increase of our unrecognized tax benefits of $254,000 as of June 30, 2007. We recognize interest accrued related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Estimated interest accrued related to the unrecognized tax benefits totaled $593,000 for the six months ended June 30, 2007. Accrued interest and penalties were $1.5 million and $2.1 million as of January 1, 2007 and June 30, 2007, respectively.
     We or one of our subsidiaries file income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to US federal, state, local or foreign examinations by tax authorities for years before 2003.
Critical Accounting Policies and Estimates
     Through June 30, 2007, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk and foreign currency exchange rate risk.
Interest Rate Risk
     We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, current and noncurrent restricted cash and indebtedness. As of June 30, 2007 and December 31, 2006, our cash and cash equivalents, short-term investments and current and noncurrent restricted cash were $251.4 million and $297.8 million, respectively, of which $12.6 million and $23.5 million, respectively, were denominated in pounds sterling. The remaining investments are denominated in US dollars. We would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
     At June 30, 2007, our credit facilities subject to interest rate risk consisted of a $240.6 million term loan. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $2.4 million, assuming no change in the volume or composition of our debt.
Foreign Currency Exchange Rate Risk
     We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $93,000 and ($317,000) for the six months ended June 30, 2007 and 2006, respectively, primarily attributable to the fluctuations of pounds sterling relative to the US dollar. The average exchange rate of pounds sterling to the US dollar increased from 1.7973 for the six months ended June 30, 2006 to 1.9706 for the six months ended June 30, 2007.

     We have historically generated a significant portion of our revenues from sales to participants located outside of the United States, principally in the United Kingdom. Of our consolidated revenues, 1.0% and 16.2% were denominated in pounds sterling for the six months ended June 30, 2007 and 2006, respectively. Of our consolidated operating expenses, 15.7% and 30.8% were denominated in pounds sterling for the six months ended June 30, 2007 and 2006, respectively. As the pounds sterling exchange rate changes, the US equivalent of revenues and expenses denominated in foreign currencies changes accordingly. Our operating expenses, certain of which are denominated in pounds sterling, increased $1.5 million for the six months ended June 30, 2007 as compared to the same period in the prior year due to the 9.6% increase in the average exchange rate of pounds sterling to the US dollar for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.
     As of the second quarter of 2006, we began charging exchange fees in US dollars rather than in pounds sterling in our key UK futures contracts, including crude oil and heating oil contracts. All sales in our business are now denominated in US dollars, except for some small futures contracts in our UK futures business segment. We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our UK subsidiaries financial statements that are denominated in pounds sterling. Our UK operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
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
Klein v. NYBOT; NYBOT v. Klein
     On July 26, 2000, Klein & Co. Futures, Inc., or Klein, commenced a civil action, referred to as the Klein Action, in the United States District Court for the Southern District of New York (00 Civ. 5563) against numerous defendants, including NYBOT, various affiliates of NYBOT and officials of NYBOT and/or its affiliates. Klein’s claims arise out of its collapse in the wake of the recalculation of settlement prices for futures and options on the Pacific Stock Exchange Technology Index (an index of technology stocks) in May 2000. Klein purported to allege federal claims arising under the CEA and various state law claims. On February 18, 2005, the District Court dismissed Klein’s CEA claims with prejudice in accordance with Section 22(b) of the CEA for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. That decision was affirmed on September 18, 2006, by a panel of the United States Court of Appeals for the Second Circuit, and a subsequent motion for rehearing insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against NYBOT and certain of its affiliates. Klein filed a petition in the Supreme Court of the United States seeking to appeal the decision of the United States Circuit Court on March 14, 2007. The petition was granted and is scheduled to be heard in the fourth quarter of 2007.
     In March 2007, Klein filed a parallel action in the Supreme Court of the State of New York, New York County, against certain defendants, including NYBOT and its former president. The action alleges a claim of slander and libel against NYBOT and its former president relating to NYBOT’s statement in May 2000 that, in connection with Klein’s collapse, Klein had misused its customer funds to pay its obligations to NYBOT’s clearing house. In May 2007, NYBOT filed a motion to dismiss on multiple grounds and Klein filed a response on July 10, 2007. NYBOT’s reply to Klein’s response was filed on July 20, 2007.
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
Altman et al v. NYBOT
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted NYBOT’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits, or Permit Holders, of NYBOT seeking declaratory, monetary and injunctive relief with respect to the merger. Plaintiffs alleged that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, or NPCL, NYBOT’s Permit Holders, including plaintiffs, were not permitted to vote with respect to the merger and would not receive any part of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. The court also denied the plaintiffs’ motion for a preliminary injunction. The Permit Holders have filed a notice of appeal, and the time within which the Permit Holders may perfect their appeal has not yet expired.

Item 1A. Risk Factors
     The “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10- K for the year ended December 31, 2006 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, include detailed discussions of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the above referenced Form 10-K and Form 10-Q.
     In connection with our strategy to form a wholly-owned European clearing house, we recently announced our decision to terminate our clearing arrangements with LCH.Clearnet, which currently provides clearing services for the trading of certain futures and cleared OTC contracts in our markets. We cannot offer our futures and cleared OTC products without clearing services, and any delay in commencing our European clearing operations could result in a disruption to our business or materially and adversely affect financial condition and results of operations.
     On July 18, 2007, we provided LCH.Clearnet with written notice of our intent to terminate our contractual arrangements pursuant to which LCH.Clearnet currently provides clearing services to us for all energy futures contracts and cleared OTC contracts traded in our markets. As provided in our notice of termination, these services will terminate on a mutually agreed upon date or on the date that is 12 months following the date of our written notice.
     Following our merger with NYBOT, we own and operate a clearing house through NYCC, which we have renamed ICE Clear US. ICE Clear US operates as a registered Derivatives Clearing Organization under the oversight of the CFTC and serves as the designated clearing house for all trades executed on NYBOT’s exchange. As previously announced, we intend to expand our clearing operations globally by establishing a wholly-owned clearing house in Europe, which we will name ICE Clear Europe. The establishment of ICE Clear Europe, however, is subject to regulatory approval in the UK. We are currently in the process of finalizing our application with the FSA for ICE Clear Europe to become a Recognized Clearing House. We cannot assure you that we will be able to obtain regulatory approval for ICE Clear Europe or if we do obtain such approval, that we will receive it on a timely basis.
     If our clearing services are suspended or interrupted and we are unable to provide clearing services to our customers through an alternate provider on a timely basis, our business, financial condition and results of operations would be materially and adversely affected. In particular, if ICE Clear Europe is not able to provide clearing services for our energy futures products, or we do not obtain clearing services from an alternate provider, following the termination of our agreement with LCH.Clearnet, we may be unable to operate certain of our energy futures markets. For the years ended December 31, 2006, 2005 and 2004, transaction fees generated by our UK futures business, which are also referred to as exchange fees, accounted for 39.3%, 36.7% and 42.0%, respectively, of our consolidated revenues.
     In addition, if ICE Clear US or ICE Clear Europe is not able to provide clearing services relating to our OTC business following the termination of our agreements with LCH.Clearnet, we may be unable to offer clearing services in connection with trading certain OTC contracts in our markets for a considerable period of time. For the years ended December 31, 2006, 2005 and 2004, transaction fees derived from trading in cleared OTC contracts accounted for 38.6%, 37.5% and 21.7%, respectively, of our consolidated revenues. Our cleared OTC contracts have been a significant component of our business, and accounted for 71.8%, 69.3% and 47.6% of revenues, net of the intersegment fees, generated by our OTC business for the years ended December 31, 2006, 2005 and 2004, respectively.
     Owning a clearing house exposes us to risks related to the cost of operating the clearing house and the risk of defaults by our participants clearing trades through our clearing house.
     Operating ICE Clear US and ICE Clear Europe will require material ongoing expenditures and consume a significant portion of management’s time. We cannot assure you that ICE Clear US’ clearing arrangements will continue to be satisfactory to NYBOT’s participants or will not require additional substantial systems modifications to accommodate them in the future. Further, we cannot assure you that the clearing services of ICE Clear Europe or ICE Clear US, as the designated clearing house for certain of our energy futures and OTC contracts, respectively, assuming appropriate authorizations are obtained, will be satisfactory to our participants. The transition to new clearing facilities for many of our participants could be disruptive and costly. Our operation of ICE Clear US and ICE Clear Europe may not be as successful and may not provide us the benefits we anticipated. In addition, our operation of these clearing houses may not generate sufficient revenues to cover the expenses we incur.
     There are risks inherent in operating a clearing house, including exposure to the credit risk of clearing members and defaults by clearing members could subject our business to substantial losses. Although ICE Clear US currently has policies and procedures to help ensure that clearing members can satisfy their obligations (and ICE Clear Europe will adopt comparable policies and procedures), such policies and procedures may not succeed in preventing defaults. We also have in place or will establish, as appropriate, various measures intended to enable our clearing houses to cover any default and maintain liquidity, such as deposits in a guaranty fund. However, we cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Additionally, the default of any one of the clearing members could cause our customers to lose confidence in the guarantee of ICE Clear US, or ICE Clear Europe following recognition, which would have an adverse affect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held in Atlanta, Georgia on May 10, 2007. At the annual meeting, the shareholders were presented with two proposals as set forth in our annual proxy statement, both of which were approved.
     Out of 68,985,458 shares of stock entitled to vote at such meeting based upon the record date of March 21, 2007, there were present in person or by proxy an aggregate of 53,752,801 shares, constituting a quorum. The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:
     Proposal 1. The shareholders elected the following directors to serve for the ensuing year.

	Number of	Number of
Name of Nominee	Votes For	Votes Withheld
Charles R. Crisp	53,325,143	427,658
Jean-Marc Forneri	53,265,007	487,794
Fred W. Hatfield	50,231,757	3,521,044
Terrence F. Martell	51,134,140	2,618,661
Sir Robert Reid	53,179,038	573,763
Frederic V. Salerno	51,079,856	2,672,945
Richard L. Sandor	51,160,764	2,592,037
Frederick W. Schoenhut	49,078,517	4,674,284
Jeffrey C. Sprecher	51,189,634	2,563,167
Judith A. Sprieser	53,274,133	478,668
Vincent Tese	53,180,411	572,390
     Proposal 2. The shareholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for 2007.

For	Against	Abstain
53,395,257	207,156	150,388

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number		Description of Document
10.1	—	Employment Agreement dated as of April 30, 2007, between IntercontinentalExchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on May 2, 2007, File No. 001-32671).
10.2	—	License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between IntercontinentalExchange, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on June 20, 2007, File No. 001-32671). *
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC.
Date: July 27, 2007	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)