Form 10-Q
period 2007-09-30
INTERCONTINENTALEXCHANGE INC
filed 2007-10-26
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 23, 2007, the number of shares of the registrant’s Common Stock outstanding was 69,561,551 shares.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2007

Part I. Financial Information
Item 1. Consolidated Financial Statements
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$92,825	$204,257
Restricted cash	16,962	16,193
Short-term investments	100,254	77,354
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $544 and $985 at September 30, 2007 and December 31, 2006, respectively	58,581	31,673
Related-parties	233	448
Income taxes receivable	12,737	—
Asset held for sale	—	3,698
Margin deposits and guaranty funds	749,561	—
Prepaid expenses and other current assets	15,586	7,294

Total current assets	1,046,739	340,917

Property and equipment, net	60,768	26,280

Other noncurrent assets:
Goodwill	1,007,779	79,575
Other intangible assets, net	518,537	1,551
Cost method investments	38,758	38,738
Other noncurrent assets	11,635	6,150

Total other noncurrent assets	1,576,709	126,014

Total assets	$2,684,216	$493,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33,447	$13,228
Accrued salaries and benefits	12,368	18,135
Current portion of licensing agreement	12,594	—
Current portion of long-term debt	37,500	—
Income taxes payable	19,812	2,991
Margin deposits and guaranty funds	749,561	—
Other current liabilities	7,426	3,545

Total current liabilities	872,708	37,899

Noncurrent liabilities:
Noncurrent deferred tax liability, net	115,151	—
Long-term debt	193,750	—
Noncurrent portion of licensing agreement	88,593	—
Unearned government grant	10,922	—
Other noncurrent liabilities	16,703	844

Total noncurrent liabilities	425,119	844

Total liabilities	1,297,827	38,743

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 70,732 and 59,596 shares issued at September 30, 2007 and December 31, 2006, respectively; 69,476 and 58,125 shares outstanding at September 30, 2007 and December 31, 2006, respectively	707	596
Treasury stock, at cost; 1,256 and 1,471 shares at September 30, 2007 and December 31, 2006, respectively	(27,121)	(9,748)
Additional paid-in capital	1,017,062	245,030
Retained earnings	367,056	191,179
Accumulated other comprehensive income	28,685	27,411

Total shareholders’ equity	1,386,389	454,468

Total liabilities and shareholders’ equity	$2,684,216	$493,211

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Transaction fees, net (including $13,657 with related parties for the nine months ended September 30, 2006 and $1,602 for the three months ended September 30, 2006)	$357,803	$190,829	$131,090	$83,937
Market data fees (including $412 with related parties for the nine months ended September 30, 2006 and $83 for the three months ended September 30, 2006)	47,090	24,589	17,225	9,749
Other (including $1,214 and $1,433 with related parties for the nine months ended September 30, 2007 and 2006, respectively, and $388 and $403 for the three months ended September 30, 2007 and 2006, respectively)	10,104	3,116	3,420	976

Total revenues	414,997	218,534	151,735	94,662

Operating expenses:
Compensation and benefits	66,484	35,536	23,009	12,987
Professional services	18,227	8,723	6,650	2,798
Patent royalty	1,705	6,363	—	3,151
CBOT merger-related transaction costs	11,088	—	144	—
Selling, general and administrative	37,302	17,638	12,170	7,017
Depreciation and amortization	23,155	9,824	8,898	3,327

Total operating expenses	157,961	78,084	50,871	29,280

Operating income	257,036	140,450	100,864	65,382

Other income (expense):
Interest income	8,815	5,384	3,123	2,956
Interest expense	(13,139)	(175)	(5,015)	(56)
Other income (expense), net	9,633	(516)	302	(169)

Total other income (expense), net	5,309	4,693	(1,590)	2,731

Income before income taxes	262,345	145,143	99,274	68,113
Income tax expense	86,385	50,867	32,593	24,467

Net income	$175,960	$94,276	$66,681	$43,646

Earnings per common share:
Basic	$2.56	$1.68	$0.96	$0.77

Diluted	$2.49	$1.59	$0.93	$0.73

Weighted average common shares outstanding:
Basic	68,732	56,070	69,439	56,792

Diluted	70,783	59,269	71,347	59,612

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

												Acumulated Other
			Class A									Comprehensive Income
			Common		Class A							Net Unrealized Gain (Loss) from
	Common		Stock,		Common Stock,				Additional	Deferred		Foreign	Available-	Net	Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Investment	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Securities	Hedges	Equity
Balance, January 1, 2006	18,400	$184	2,863	$29	35,782	$358	(1,534)	$(5,541)	$177,602	$(6,899)	$47,911	$21,338	$91	$(2,450)	$232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	8,525	(93)	—	8,432
Exercise of common stock options	2,407	24	—	—	103	1	(3)	(188)	21,981	—	—	—	—	—	21,818
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 and Series 2 into common stock	38,748	388	(2,863)	(29)	(35,885)	(359)	—	—	—	—	—	—	—	—	—
Treasury shares received for stock option tax payment	—	—	—	—	—	—	(69)	(4,765)	—	—	—	—	—	—	(4,765)
Stock-based compensation	—	—	—	—	—	—	—	—	9,489	—	—	—	—	—	9,489
Issuance of restricted stock	16	—	—	—	—	—	135	746	(746)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	43,313	—	—	—	—	—	43,313
Issuance of common stock	25	—	—	—	—	—	—	—	290	—	—	—	—	—	290
Net income	—	—	—	—	—	—	—	—	—	—	143,268	—	—	—	143,268

Balance, December 31, 2006	59,596	596	—	—	—	—	(1,471)	(9,748)	245,030	—	191,179	29,863	(2)	(2,450)	454,468
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,151	123	—	1,274
Exercise of common stock options	812	8	—	—	—	—	(3)	(390)	7,489	—	—	—	—	—	7,107
Treasury shares received for restricted stock and stock option tax payments	—	—	—	—	—	—	(159)	(21,147)	—	—	—	—	—	—	(21,147)
Treasury shares received during acquisition	—	—	—	—	—	—	(1)	(197)	—	—	—	—	—	—	(197)
Issuance of restricted stock	21	—	—	—	—	—	378	4,361	(4,361)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	47,719	—	—	—	—	—	47,719
Issuance of shares for acquisitions	10,303	103	—	—	—	—	—	—	707,560	—	—	—	—	—	707,663
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	(83)	—	—	—	(83)
Stock-based compensation	—	—	—	—	—	—	—	—	13,625	—	—	—	—	—	13,625
Net income	—	—	—	—	—	—	—	—	—	—	175,960	—	—	—	175,960

Balance, September 30, 2007	70,732	$707	—	$—	—	$—	(1,256)	$(27,121)	$1,017,062	$—	$367,056	$31,014	$121	$(2,450)	$1,386,389

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Net income	$175,960	$94,276
Other comprehensive income (loss):
Foreign currency translation adjustments	1,151	8,532
Change in available-for-sale securities	123	(245)

Comprehensive income	$177,234	$102,563

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net income	$175,960	$94,276

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,155	9,824
Gain on disposal of assets	(9,267)	—
Amortization of debt issuance costs	459	98
Allowance for doubtful accounts	(441)	406
Net realized gains on sales of available-for-sale investments	(121)	(1,064)
Stock-based compensation	12,670	6,674
Deferred taxes	2,361	(1,448)
Excess tax benefits from stock-based compensation	(47,554)	(25,157)
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(14,616)	(23,837)
Related-parties	215	1,505
Prepaid expenses and other current assets	(1,117)	(3,584)
Noncurrent assets	(1,058)	(2,502)
Income taxes payable	52,742	25,328
Accounts payable, accrued salaries and benefits, and other liabilities	(7,799)	11,095

Total adjustments	9,629	(2,662)

Net cash provided by operating activities	185,589	91,614

Investing activities
Capital expenditures	(25,814)	(8,365)
Capitalized software development costs	(8,498)	(4,725)
Cash paid for acquisitions, net of cash acquired	(455,714)	—
Purchase of intangible assets	(58,615)	—
Proceeds from sale of assets	13,269	—
Proceeds from sales of available-for-sale investments	221,458	136,001
Purchases of available-for-sale investments	(240,332)	(199,783)
Increase in restricted cash	(5,118)	(3,086)

Net cash used in investing activities	(559,364)	(79,958)

Financing activities
Proceeds from Credit Agreement	250,000	—
Repayment on Credit Agreement	(18,750)	—
Issuance costs for Credit Agreement	(2,299)	—
Excess tax benefits from stock-based compensation	47,554	25,157
Payments relating to treasury shares received for restricted stock and stock option tax payments and exercises	(21,734)	(4,216)
Net proceeds from issuance of common stock	—	365
Proceeds from exercise of common stock options	7,497	14,357

Net cash provided by financing activities	262,268	35,663

Effect of exchange rate changes on cash and cash equivalents	75	2,861

Net (decrease) increase in cash and cash equivalents	(111,432)	50,180
Cash and cash equivalents, beginning of period	204,257	20,002

Cash and cash equivalents, end of period	$92,825	$70,182

Supplemental cash flow disclosure
Cash paid for income taxes, net of refunds	$39,832	$28,084

Cash paid for interest	$10,990	$66

Supplemental noncash investing activities
Common stock issued for acquisitions	$707,663	$—

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) owns and operates an Internet-based, global electronic marketplace for facilitating trading in futures and over-the-counter (“OTC”) commodities and derivative financial products (the “Platform”). The Company owns 100% of ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of trading energy commodity futures and options contracts. The Company also owns 100% of the Board of Trade of the City of New York, Inc., or NYBOT, which effective September 3, 2007, changed its name to ICE Futures U.S., Inc. (“ICE Futures U.S.”). The Company acquired ICE Futures U.S. on January 12, 2007 and it operates as a United States (“U.S.”) Designated Contract Market for the purpose of trading soft commodity and financial futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg, Dublin and Singapore.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2006. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the nine months and three months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The accompanying unaudited consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed the acquisition of ICE Futures U.S. on January 12, 2007 and Winnipeg Commodity Exchange Inc. (“WCE”) on August 27, 2007 and has included the financial results of these companies in its consolidated financial statements effective from these respective dates forward.
     Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. Payments relating to treasury shares received for restricted stock and stock option tax payments and exercises of $4.2 million were reclassified from changes in accrued salaries and benefits, and other accrued liabilities within the net cash provided by operating activities section in the consolidated statement of cash flows for the nine months ended September 30, 2006 to the net cash provided by financing activities section. Interest received on available-for-sale securities of $3.3 million were reclassified from net realized gains on sales of available-for-sale investments within the net cash provided by operating activities section in the consolidated statement of cash flows for the nine months ended September 30, 2006 to proceeds from sales of available-for-sale investments within the net cash used in investing activities section.
3. Acquisitions
     The Company completed its acquisition of ICE Futures U.S., formerly a member-owned not-for-profit corporation, on January 12, 2007 (the “Acquisition Date”). In the acquisition, each outstanding ICE Futures U.S.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
membership interest was converted into, at the election of each ICE Futures U.S. member, either (i) cash equal to $1,074,719, (ii) 17,025 shares of the Company’s common stock or (iii) a combination of cash consideration and stock consideration, in each case subject to proration in accordance with the merger agreement (the “merger consideration”). In addition, each outstanding ICE Futures U.S. membership interest was converted into the right to receive a pro rata share of any “bonus pool” amounts not paid to ICE Futures U.S. officers and governors and a pro rata share of ICE Futures U.S.’s excess working capital as of the Acquisition Date. The Company determined that ICE Futures U.S.’s excess working capital as of the Acquisition Date was $2.1 million and this amount was paid in cash to the ICE Futures U.S. members that received the merger consideration. Under terms of the merger agreement, the maximum amount of cash payable by the Company as merger consideration, excluding the excess working capital and including any cash payable in respect of the bonus pool, was $400 million. In accordance with the merger agreement, the Company paid the remainder of the merger consideration, excluding the excess working capital and the cash portion of the bonus pool, in shares of the Company’s common stock.
     The acquisition provided the Company with the potential for clearing, revenue and expense synergies, as well as the opportunity to expand the Company’s electronic trading platform into soft commodities and financial products offered by ICE Futures U.S. The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of January 12, 2007 based on a preliminary third-party valuation. The total purchase price was $1.1 billion, and was comprised of the following (in thousands):

Cash paid to ICE Futures U.S. members	$400,000
Fair value of the Company’s common stock issued	706,663
Excess working capital	2,109
Transaction costs	14,648

Total purchase price	$1,123,420

     In connection with the acquisition, the Company issued 10.3 million shares of its common stock to ICE Futures U.S. members. The fair value of the Company’s common stock was determined for accounting purposes to be $68.63 per share, which represented the average closing price of the Company’s common stock for the five business day period commencing two business days prior to the public announcement of the acquisition on September 14, 2006. Acquisition-related transaction costs include investment banking, legal and accounting fees, valuation, printing and other external costs directly related to the acquisition.
     The merger agreement specifies several events that may trigger the transition to fully electronic trading and the termination of open-outcry trading of certain core products at ICE Futures U.S. One such event is if all core products in the aggregate fail to maintain at least 50% of average daily open-outcry volume compared to the 2005 calendar year, ICE Futures U.S. may elect to terminate open-outcry trading in any or all of these core products. As of September 30, 2007, core products in the aggregate have fallen below the threshold.
  Preliminary Purchase Price Allocation for ICE Futures U.S. Acquisition
     Under purchase accounting, the total purchase price was allocated to ICE Futures U.S.’s net tangible and identifiable intangible assets based on the preliminary estimated fair values of these assets as of January 12, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a third-party valuation. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets, restructuring costs, certain liabilities and certain legal matters. The preliminary purchase price allocation is as follows (in thousands):

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Cash and cash equivalents	$36,850
Short-term investments	3,095
Customer accounts receivable	10,123
Income tax receivable	807
Margin deposits and guaranty funds	784,385
Prepaid expenses and other current assets	4,063
Property and equipment	16,149
Goodwill	890,776
Identifiable intangible assets	326,300
Other noncurrent assets	23,069
Accounts payable and accrued liabilities	(32,155)
Accrued salaries and benefits	(5,042)
Accrued restructuring costs	(12,981)
Margin deposits and guaranty funds	(784,385)
Other current liabilities	(100)
Deferred tax liabilities	(113,617)
Other long-term liabilities	(11,741)
Unearned government grant	(12,176)

Total preliminary purchase price allocation	$1,123,420

     The accounts payable and accrued liabilities amount above includes $17.4 million related to investment banking services performed for ICE Futures U.S. in connection with the acquisition, which was paid subsequent to the Acquisition Date. This amount has been included as a component of cash paid for acquisitions, net of cash acquired, in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2007. The entire goodwill amount above will be included in the global OTC business segment for purposes of segment reporting under Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information, because this is consistent with how it is reported internally to the Company’s chief operating decision maker. It has not yet been determined to which reporting unit(s) the ICE Futures U.S. goodwill will be allocated for purposes of future impairment testing as required by SFAS 142, Goodwill and Other Intangible Assets.
   Identifiable Intangible Assets for ICE Futures U.S. Acquisition
     In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of ICE Futures U.S.’s business. The estimate of the fair value of intangible assets is based, in part, on a valuation using an income approach, market approach or a cost approach, as appropriate. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 13.0% to 14.8%. These discount rates were determined after consideration of the Company’s rate of return on debt and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition as of September 30, 2007 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life
Agriculture and soft commodity trading products	$181,600	$—	$181,600	Indefinite
Financial trading products	7,300	360	6,940	10 years
Customer relationships	32,400	1,521	30,879	17-20 years
Technology	7,900	1,888	6,012	3 years
Trade names	16,800	—	16,800	Indefinite
Non-compete agreements	12,000	2,521	9,479	2-5 years
DCM/DCO designation	68,300	—	68,300	Indefinite

Total	$326,300	$6,290	$320,010

     The Company is continuing to review and validate estimates, assumptions and valuation methodologies underlying the preliminary valuation. In connection with this review, the Company assigned additional value to intangible assets as of September 30, 2007 relating to the ICE Futures U.S. core trading product rights and privileges, which in turn, reduced the value assigned to the customer relationships intangible assets. The agriculture

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
and soft commodity trading products identifiable intangible asset relates to the core trading product rights and privileges relating to the agriculture and soft commodity trading products. An indefinite life was used for the agriculture and soft commodity trading products as these products have traded for many years at ICE Futures U.S., ICE Futures U.S. is allowed to trade these products without requiring a license from any third party and authorizations by the CFTC to trade these products are perpetual. The financial trading products have been assigned a 10 year useful life as they do not have a long trading history, are not unique to ICE Futures U.S. and in some cases are dependent on licenses with third parties. Customer relationships represent the underlying relationships with ICE Futures U.S.’s existing customers. Technology represents both internally and externally developed software related to clearing operations, back office, eCOPS, floor operations and general operations. Trade names represent the estimated fair value of the eCOPS, FINEX, TIPS, U.S. Dollar Index, USDX, Coffee “C”, Cotton No. 2, Sugar No. 11, and other trade names and trademarks. Non-compete agreements represent the estimated fair value of agreements with ICE Futures U.S.’s former management team. DCM/DCO designation represents Designated Contract Market (“DCM”) and Derivatives Clearing Organization (“DCO”) designations available from the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”) when certain standards are met. The customer relationships intangible asset and the financial trading products intangible asset are being amortized using an accelerated method and the other finite-lived intangible assets are being amortized using the straight-line method.
  Accrued Restructuring Costs for ICE Futures U.S. Acquisition
     As a part of the acquisition of ICE Futures U.S., the Company formed a plan to restructure the ICE Futures U.S. duplicative employee functions to align them with the Company’s existing business functions and to streamline ICE Futures U.S.’s operations. Consequently, the Company included an accrual for severance benefit costs of $13.0 million in the purchase price allocation to account for the planned reduction in workforce. The original amount of the liability was $11.0 million and it was increased up to $13.0 million as of September 30, 2007. The Company completed its assessment of which employees of ICE Futures U.S. would be involuntarily terminated during the quarter ended September 30, 2007 and increased the reserve by $1.9 million based on this finalized plan. This amount and the related payments are documented in the following table (in thousands):

Reserve balance, January 12, 2007	$11,040
Increase in reserve	1,941
Cost applied against the reserve	(10,825)

Reserve balance, September 30, 2007	$2,156

   Pre-Acquisition Contingencies for ICE Futures U.S. Acquisition
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
  Pro Forma Financial Information for ICE Futures U.S. Acquisition
     The financial information in the table below summarizes the combined results of operations of the Company and ICE Futures U.S., on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of the Company and ICE Futures U.S.
     This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     The pro forma financial information presented below also includes depreciation and amortization based on the preliminary valuation of ICE Futures U.S.’s tangible assets and identifiable intangible assets resulting from the transaction and interest expense related to the debt issued to complete the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and ICE Futures U.S. for the nine months and three months ended September 30, 2006.

	Nine Months Ended	Three Months Ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share amounts)
Revenues	$291,419	$117,431
Net Income	$95,439	$42,909
Earnings per common share — Basic	$1.44	$0.64
Earnings per common share — Diluted	$1.37	$0.61
   Other Acquisitions
     On July 9, 2007, the Company acquired certain assets of ChemConnect Inc. for cash. ChemConnect is an electronic marketplace for the trading of OTC natural gas liquids and chemical products, including propane, ethane, ethylene, propylene and benzene. On the closing date of the acquisition, the Company transitioned the trading of these products to the Company’s Platform. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the global OTC business segment from the date of acquisition.
     On August 27, 2007, the Company acquired 100% of WCE Holdings Inc., which is the sole shareholder of WCE and WCE Clearing Corporation (“WCECC”), for a purchase price of $49.1 million, representing cash paid at closing and acquisition-related transaction costs. Of the purchase price, $3.9 million was allocated to amortizable intangible assets, $25.4 million was allocated to intangible assets with an indefinite life and $28.8 million was allocated to goodwill based on a preliminary third-party valuation. WCE is the leading agricultural futures exchange in Canada. WCE offers futures and options contracts on canola, domestic feed wheat and western barley. In connection with the acquisition, the Company will transition the trading of the WCE agricultural products to the Company’s Platform in December 2007. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the U.S. futures business segment from the date of acquisition.
4. Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $12.7 million and $6.7 million for the nine months ended September 30, 2007 and 2006, respectively, and $5.0 million and $1.9 million for three months ended September 30, 2007 and 2006, respectively.
     The following is a summary of stock options activity for the nine months ended September 30, 2007:

		Weighted Average
		Exercise Price per
	Number of Options	Option
Outstanding at January 1, 2007	2,304,908	$17.05
Granted	19,041	140.38
Exercised	(812,051)	9.19
Forfeited	(8,413)	9.43

Outstanding at September 30, 2007	1,503,485	22.49

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Details of stock options outstanding as of September 30, 2007 are as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise	Contractual Life	Value
	Number of Options	Price	(years)	(In thousands)
Vested or expected to vest	1,464,969	$20.71	7.04	$192,014
Exercisable	1,006,609	$9.97	6.61	$142,870
     The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $106.7 million and $87.1 million, respectively, and the total intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 was $32.0 million and $42.4 million, respectively. As of September 30, 2007, there were $9.4 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years as the stock options vest.
     In 2006, the Company granted 269,190 performance-based restricted shares for certain Company employees. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2007. The potential compensation expenses to be recognized under these performance-based restricted shares would be $4.8 million if the Threshold Performance Target is met and 53,824 shares vest, $9.6 million if the Target Performance Target is met and 107,683 shares vest, $16.7 million if the Above Target Performance Target is met and 188,420 shares vest, and $23.9 million if the Maximum Performance Target is met and 269,190 shares vest. Shares to be issued will be prorated on a straight-line basis between performance level targets. Under SFAS No. 123(R), Accounting for Stock-Based Compensation, the Company recognizes compensation costs, net of forfeitures, over the vesting period for awards with performance conditions only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining vesting period. The Company’s compensation committee, pursuant to the terms of the 2005 Equity Incentive Plan and the authority delegated to it by the Company’s board of directors, can make equitable adjustments to the performance condition in recognition of unusual or non-recurring events. As of September 30, 2007, the Company has determined that it is probable that a performance target level between the Target Performance Target and the Above Target Performance Target will be met and the Company recorded $3.5 million and $1.9 million in non-cash compensation expenses in the accompanying consolidated statements of income for the nine months and three months ended September 30, 2007, respectively. The remaining $10.4 million in non-cash compensation expenses will be expensed ratably over the remaining vesting period. If the financial performance targets are not reached, or if the employees terminate their employment prior to the end of the vesting period, the corresponding performance-based restricted shares will not be issued and the expense previously recognized will be reversed.
     In September 2004, the Company granted 625,212 performance-based restricted shares for the Company’s senior officers. These shares vest based on Company financial performance relative to three-year cumulative performance targets set by the Company’s Compensation Committee for the period from January 1, 2005 to December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $1.4 million if the Minimum Performance Target is met and 208,404 restricted shares vest, $2.8 million if the Target Performance Target is met and 416,807 restricted shares vest or $4.2 million if the Maximum Performance Target is met and 625,212 restricted shares vest. During the three months ended March 31, 2006, the Company determined that it was probable that the Target Performance Target will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $1.2 million. During the three months ended June 30, 2006, the Company determined that it was probable that the Maximum Performance Target will be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $943,000. The remaining $2.1 million in non-cash compensation expenses under the Maximum Performance Target are being expensed ratably over the remaining requisite service period from June 30, 2006 through December 31, 2007, including $1.1 million and $354,000 that was expensed during the nine months and three months ended September 30, 2007, respectively. If the financial performance targets are not reached, or if the employees terminate their employment prior to the end of the three-year performance period, the corresponding performance-based restricted shares will not vest and the expense previously recognized will be reversed.
     The following is a summary of the nonvested restricted shares activity for the nine months ended September 30, 2007:

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Stock Shares	Value per Share
Nonvested at January 1, 2007	1,356,706	$17.34
Granted	51,768	138.00
Vested	(210,401)	25.00
Forfeited	(3,600)	74.93

Nonvested at September 30, 2007	1,194,473	36.53

     Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of September 30, 2007, there were $23.1 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.0 years as the restricted stock vests. These unrecognized compensation costs assume that a performance target level between the Target Performance Target and the Above Target Performance Target will be met on the performance-based restricted shares granted in December 2006 and that the Maximum Performance Target will be met on the performance-based restricted shares granted in September 2004.
5. Short-Term Investments
     Short-term investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of September 30, 2007, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government securities	$2,504	$3	$2	$2,505
Commercial paper	3,970	78	—	4,048
Corporate bonds	30,289	76	34	30,331
Municipal bonds	63,370	—	—	63,370

Total	$100,133	$157	$36	$100,254

     The contractual maturities of the short-term investments as of September 30, 2007, were as follows (in thousands):

Estimated Fair
Value
Maturities:
Due within 1 year	$21,114
Due within 1 year to 5 years	14,251
Due within 5 years to 10 years	—
Due after 10 years	64,889

Total	$100,254

     Investments that the Company intends to hold for more than one year would be classified as long-term investments. As of September 30, 2007, the Company does not intend to hold any investments for more than one year, and has therefore classified the entire $100.3 million as short-term investments in the accompanying consolidated balance sheet.
6. Credit Agreements
     The Company financed the cash portion of the ICE Futures U.S. acquisition with cash on hand and borrowings under a senior unsecured credit facility (the “Credit Agreement”) dated January 12, 2007 that the Company entered into with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. In connection with the Credit Agreement, the Company terminated its previous $50.0 million credit facility with Wachovia, under which no borrowings were outstanding. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
amount of $250.0 million (collectively, the “Credit Facilities”). In connection with the acquisition, the Company used the proceeds of the $250.0 million term loan along with $166.8 million of cash on hand to finance the $416.8 million cash component of the ICE Futures U.S. acquisition and the acquisition related expenses. Under the terms of the Credit Agreement, the Company may borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger with ICE Futures U.S., which is January 12, 2010. The Company has agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S., ICE Futures U.S.’s clearing organization, to provide liquidity in the event of default by a clearing participant. The remaining amount under the revolving credit facility can be used by the Company for general corporate purposes.
     Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As of September 30, 2007, the Company has a $231.3 million three-month LIBOR loan outstanding with a stated interest rate of 5.82%, including the applicable margin rate at September 30, 2007 of 0.625% on the LIBOR loan. For the borrowings under the term loan facility, the Company began making payments on June 30, 2007, and will make payments quarterly thereafter until the fifth anniversary of the closing date of the merger with ICE Futures U.S., which will be January 12, 2012. The Credit Agreement includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.125% as of September 30, 2007.
     The Credit Agreement requires the Company to use 100% of the net cash proceeds raised from debt issuances or asset dispositions, with certain limited exceptions, to prepay outstanding loans under the Credit Facilities. With limited exceptions, the Company may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty upon written notice to the Administrative Agent. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The Company has been and is currently in compliance with all applicable covenants under the Credit Agreement.
     WCE has arranged a total of $100,000 in revolving demand credit facilities with the Toronto Dominion Bank, at prime rate of interest. Investments in the amount of $100,000 have been pledged as security. WCECC, WCE’s clearing organization, has arranged a total of $3.0 million in revolving standby credit facilities with the Royal Bank of Canada to provide liquidity in the event of default by a clearing participant. Borrowings under the revolving standby credit facilities, which are required to be collateralized, bear interest based on the prime rate plus 0.75%. There are no borrowings outstanding under either of these facilities and WCE and WCECC are currently in compliance with all applicable covenants under these facilities as applicable to the respective entities.
7. Income Taxes
     The Company’s effective tax rate decreased to 32.9% for the nine months ended September 30, 2007 from 35.0% for the nine months ended September 30, 2006. The Company’s effective tax rate decreased to 32.8% for the three months ended September 30, 2007 from 35.9% for the three months ended September 30, 2006. The effective tax rate for the nine months and three months ended September 30, 2007 is lower than the federal statutory rate primarily due to a decrease in the amount of U.S. taxes accrued on foreign earnings, tax exempt interest income and tax credits, which are partially offset by state taxes and non-deductible expenses.
     The undistributed earnings of the Company’s foreign subsidiaries that had not been indefinitely reinvested totaled $31.9 million as of December 31, 2006 and $29.3 million as of March 31, 2007. These earnings are not subject to U.S. income tax until they are distributed to the U.S. Historically, the Company has provided for deferred U.S. federal income taxes on these undistributed earnings in the accompanying consolidated statements of income as they were determined not to be indefinitely reinvested. During the quarter ended March 31, 2007, the Company

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
determined in accordance with Accounting Principles Board (“APB”) Opinion No. 23, Accounting for Income Taxes-Special Areas, that an additional $31.2 million of the undistributed earnings will be indefinitely reinvested, primarily relating to the cash required to establish and to fund the new European clearing house that the Company will operate beginning in 2008. The undistributed earnings that had been indefinitely reinvested total $51.0 million as of December 31, 2006 and $82.3 million as of March 31, 2007. During the quarter ended June 30, 2007, the Company further determined that all prior undistributed earnings of its foreign subsidiaries will be indefinitely reinvested. The Company made this determination on the basis of sufficient evidence that demonstrates that it will invest the undistributed earnings overseas indefinitely. Under APB Opinion No. 23, when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary on which income taxes have been accrued in the past will not be remitted in the foreseeable future, then the parent company should adjust income tax expense of the current period to reflect this change. For the three months ended June 30, 2007, the impact of the Company’s decision to indefinitely reinvest prior undistributed earnings during 2007 was a reduction to tax expense of $3.6 million.
     In June 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a charge of $83,000 to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect the effective tax rate. The Company recorded a decrease to unrecognized tax benefits of $2.7 million as of September 30, 2007, of which $817,000 increased income tax expense and $977,000 decreased income tax expense for the nine months and three months ended September 30, 2007, respectively. The Company recognizes interest accrued related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Interest expense related to the unrecognized tax benefits totaled $106,000 and ($487,000) for the nine months and three months ended September 30, 2007, respectively. Accrued interest and penalties were $1.5 million and $1.6 million as of January 1, 2007 and September 30, 2007, respectively.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.
8. Unearned Government Grant
     In November 2002, ICE Futures U.S. entered into a ten-year agreement with the New York State Urban Development Corporation d/b/a Empire State Development Corporation (“ESDC”). As a result of the terrorist attacks on the World Trade Center on September 11, 2001, the ESDC, in cooperation with the New York City Economic Development Corporation d/b/a New York City Industrial Development Agency, determined that ICE Futures U.S. was eligible for assistance under the World Trade Center Job Creation and Retention Program. In November 2002, ICE Futures U.S. received a cash grant of $23.3 million for fixed asset investment. This agreement requires ICE Futures U.S. to maintain certain annual employment levels in a certain geographic area of New York City and the grant is subject to recapture amounts on a declining scale over a ten year term if ICE Futures U.S. employment levels fall below the minimum level. The grant is recognized in the income statement ratably in accordance with the ten-year recapture schedule as a credit to depreciation and amortization expense. As of December 31, 2006, the potential recapture amount had decreased to $12.2 million and is scheduled to decrease by $1.75 million at the end of each fiscal year going forward. The following is a schedule of future grant amortization as of December 31, 2006 of each year (in thousands):

Year ending December 31:
2007	$1,750
2008	1,750
2009	1,750

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2010	1,750
Thereafter	5,233

Total	$12,233

9. Clearing Organizations
     ICE Clear U.S. (formerly known as the New York Clearing Corporation or NYCC), the clearing organization for ICE Futures U.S., performs the clearing and settlement of every futures and options on futures contract traded through ICE Futures U.S. WCECC, the clearing organization for WCE, performs the clearing and settlement of every futures and options on futures contract traded through WCE. ICE Clear U.S. is a wholly-owned subsidiary of ICE Futures U.S. and WCECC is a wholly-owned subsidiary of WCE Holdings, Inc. (ICE Clear U.S. and WCECC are referred to herein collectively as the “ICE Clearing Houses”). Each of the ICE Clearing Houses have equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. ICE Clear U.S. serves as the intermediary for any cleared futures contract or option until the first to occur of: (i) the liquidation of such futures contract or option by the holder through an offsetting trade, (ii) the exercise of any option (after which ICE Clear U.S. continues as intermediary for the futures contract issued pursuant to such exercise), (iii) final cash settlement of the futures contract, or (iv) issuance of a delivery notice by ICE Clear U.S. to the receiver with respect to a futures contract of a deliverer. WCECC also performs as the intermediary for any cleared futures contract or option until the same events above occur with the exception of event (iii) since cash settlement is not an option at WCE. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, the ICE Clearing Houses bear counterparty credit risk in the event that future market movements create conditions that could lead to clearing members failing to meet their obligations to the clearing organization. The ICE Clearing Houses reduce their exposure through a risk management program that includes initial and ongoing financial standards for admission as a clearing member, original and variation margin requirements, mandatory deposits to a guaranty fund and the ability to assess clearing members.
     Each of the ICE Clearing Houses require all clearing members to maintain on deposit with it cash, money market mutual fund shares, U.S. Government obligations (with respect to ICE Clear U.S.), Canadian Government obligations (with respect to WCECC), bankers’ acceptances or letters of credit to secure payment of variation margin as may become due from the clearing members, and such deposits in total are known as original margin. The ICE Clearing Houses mark all outstanding futures contracts and options to market daily. Clearing members that experience net losses under outstanding futures and options contracts as of the prior business day are required to pay the relevant ICE Clearing House the amount of those net losses in cash. Clearing members that experience net profits under outstanding futures and options contracts as of the prior business day are entitled to be paid those net profits by the relevant ICE Clearing House in cash. The payments of profits and losses are known as variation margin. Generally, any significant overnight balance in the clearance account is invested in money market mutual funds.
     Each of the ICE Clearing Houses require that each clearing member make deposits in a fund known as a guaranty or clearing fund (“Guaranty Fund”), that is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House as a result of the default of the clearing member. All income earned from investing clearing members’ cash deposits in the Guaranty Fund belong to the respective ICE Clearing House and are included in interest income in the accompanying consolidated statements of income.
     Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate its open positions and use its original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that amount in full, it may utilize the Guaranty Fund deposits of all clearing members for that purpose. In addition, ICE Clear U.S. may assess all clearing members to meet any remaining shortfall and WCECC may assess all clearing members an additional amount up to the amount of their original Guaranty Fund deposits. As of September 30, 2007, margin cash deposits and Guaranty Fund cash deposits are as follows for ICE Clear U.S. and WCECC (in thousands):

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	ICE Clear U.S.	WCECC	Total
	(In thousands)
Original margin	$734,111	$624	$734,735
Variation margin	8,021	4,192	12,213
Guaranty Fund	1,632	981	2,613

Total	$743,764	$5,797	$749,561

     The Company has recorded these cash deposits in the accompanying consolidated balance sheet as current assets with offsetting current liabilities to the clearing members who deposited the funds. The majority of deposit balances are denominated in foreign currencies. Any foreign currency gains or losses on the assets are fully offset by foreign currency gains or losses on the offsetting liabilities. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S. and WCECC are separate legal entities and are not subject to the liabilities of the other clearing house or the obligations of the members of the other clearing house. ICE Clear U.S. and WCECC do not have a cross margining agreement or other offsetting agreements relating to the deposits made by their respective members.
     The ICE Clearing Houses have credit risk for maintaining these cash deposits at various financial institutions. These deposits at times may be in excess of federally insured limits. The ICE Clearing Houses monitor these deposits and mitigates credit risk by keeping such deposits in several financial institutions. The ICE Clearing Houses have not experienced losses related to these deposits.
     In addition to the original margin, variation margin, and Guaranty Fund cash deposits made to the relevant ICE Clearing House, clearing members also pledge assets, including U.S. Government obligations, Canadian Government obligations, money market mutual funds and letters of credit, to the relevant ICE Clearing House to mitigate its credit risk. The U.S. Government obligations, Canadian Government obligations, money market mutual funds and letters of credit are held in safekeeping and any interest and gain or loss accrues to the clearing member. These pledged assets are not reflected in the accompanying consolidated balance sheet as of September 30, 2007 as the ICE Clearing Houses do not take legal ownership. As of September 30, 2007, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits at ICE Clear U.S. are detailed below:

	U.S. Government	Money
	Securities at	Market
	Face Value	Mutual Fund
	(In thousands)
Original margin	$2,769,848	$621,875
Guaranty Fund	84,356	—

Total	$2,854,204	$621,875

     As of September 30, 2007, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits at WCECC are detailed below:

	Canadian
	Government
	Securities at	Letters
	Face Value	Of Credit
	(In thousands)
Original margin	$30,548	$15,782
Guaranty Fund	16,134	—

Total	$46,682	$15,782

     WCE receives cash and non-cash deposits relating to deliveries of commodity futures contracts by certain participants. The Company has recorded the delivery performance cash deposits in the accompanying consolidated balance sheet as current assets with offsetting current liabilities. As of September 30, 2007, the amount of delivery performance cash deposits held by WCE was $1.2 million and is reflected in prepaid expenses and other current assets and in other current liabilities in the accompanying consolidated balance sheet. The letters of credit held by WCE as non-cash delivery performance deposits as of September 30, 2007, and not reflected in the accompanying consolidated balance sheet, were $8.2 million.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
10. Commitments and Contingencies
   Russell Licensing Agreement
     On June 15, 2007, the Company entered into an exclusive licensing agreement (the “Licensing Agreement”) with the Frank Russell Company (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s industry-leading benchmark U.S. equity indexes, including the Russell 1000® Index, Russell 2000® Index and Russell 3000® Index, as well as the related value and growth indexes offered by Russell. Under the Licensing Agreement, the Company and its affiliates will have exclusive rights to list futures contracts and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. Prior to this Licensing Agreement, ICE Futures U.S. had the ability to trade futures and options on futures on the Russell 1000®, Russell 2000® and Russell 3000®, including certain “mini” and full-size contracts, as well as the Russell 1000 Growth® and Russell 1000 Value® Indexes and the Russell 2000 Growth® and Russell 2000 Value® Indexes.
     The Licensing Agreement will result in the termination of all other valid licenses on futures and options on futures based on the Russell indexes. Due to the wind down provisions of existing Russell contracts, during the first year of the Licensing Agreement, the Company has the ability to offer the Russell licenses on a non-exclusive basis. These rights will become exclusive starting in the third quarter of 2008, and will remain exclusive throughout the remainder of the agreement. The term of the Licensing Agreement is seven years (through July 1, 2014), after which time it will be automatically renewed for successive one-year terms unless either party provides a written notice to the other party to not renew the Licensing Agreement. Beginning three years after the effective date of the Licensing Agreement, the Company will be required to maintain a minimum level of average trading volume per quarter to preserve the exclusive rights granted to it under the Licensing Agreement.
     In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual royalty payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the purchased license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of September 30, 2007, the assets related to the Licensing Agreement are $149.8 million and are included in other intangible assets in the accompanying consolidated balance sheet. The intangible assets will be amortized based on the Company’s valuations of the non-exclusive and the exclusive periods of the Licensing Agreement. For the three months ended September 30, 2007, amortization expense related to the Licensing Agreement was $42,000.
     Since the Company is required to pay minimum annual royalty payments in order to maintain the Russell license rights, the Company has also recorded a liability based on the net present value of the total required payments as of the effective date of the Licensing Agreement. As of September 30, 2007, the current and noncurrent liabilities relating to the minimum annual royalty payments of the Licensing Agreement are $12.6 million and $88.6 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the three months ended September 30, 2007, interest expense related to the Licensing Agreement was $1.5 million.
  Patent Licensing Agreement
     In March 2002, the Company entered into a long-term, non-exclusive licensing agreement with eSpeed, Inc. (“eSpeed”), which granted the use of eSpeed’s patent to the Company and its majority-owned and controlled affiliates. Under the agreement, the Company was required to pay minimum annual license fees of $2.0 million beginning in April 2002 through the expiration date of the patent in February 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the Platform. The Company recorded amortization expense of $283,000 and $1.5 million during the nine months ended September 30, 2007 and 2006, respectively, and $500,000 during the three months ended September 30, 2006 relating to the licensing agreement. The Company made royalty payments of $1.7 million and $6.4 million during the nine months ended September 30, 2007 and 2006, respectively and $3.2 million during the three months ended September 30, 2006. The licensing agreement and related patent expired in February 2007 and no future payments are required.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
   ICE Futures U.S. eSpeed Agreement
     In 2004, ICE Futures U.S. entered into an agreement with eSpeed that terminated a previous agreement with eSpeed which had concerned the establishment of an electronic marketplace, in exchange for a one-time cash payment in 2004 and a commitment to make variable cash payments to eSpeed based on the number of electronic contracts traded on ICE Futures U.S. through September 2017. The variable payment has a cap of $1.0 million per year. These payments may be adjusted annually for changes in the Consumer Price Index. ICE Futures U.S. began executing electronic trades on February 2, 2007. Based on the electronic trading volumes for the nine months ended September 30, 2007, ICE Futures U.S. expects to trade electronic contracts during 2007 at a level that would trigger the cap on the variable payment and expects a total 2007 payment to eSpeed of $1.0 million. The Company has expensed $764,000 and $249,000 as selling, general and administrative expenses in the accompanying consolidated statements of income for the nine months and three months ended September 30, 2007, respectively.
  Middle East Sour Crude Oil Futures Contract Liquidity Provider Program
     On May 21, 2007, the Company listed for trading the ICE Middle East Sour Crude futures contract through ICE Futures Europe. The contract was offered free of trading fees for an initial three-month period for all customers (which has been extended to an initial nine-month period), except for those trades that occur off exchange. An incentive program for liquidity providers was promoted in conjunction with the launch of the contract. ICE Futures Europe notified participants in the initial program of its termination on October 19, 2007 at which point it was replaced with a revised program.
     Under the terms of the revised program, five liquidity providers will trade without charge for an additional period as long as they meet certain market making obligations under the Middle East Sour Crude futures liquidity provider program until April 15, 2008. The market making obligations require the liquidity providers to maintain two-sided markets consisting of a simultaneous bid and offer during certain times and based on certain prices. In addition to free trading, the liquidity providers will also receive (i) a monthly stipend of $30,000 per liquidity provider each month and (ii) a share in a liquidity provider pool program (the “Liquidity Provider Pool”), that is to be established in each year beginning in 2008 through 2015 (the “Measurement Period”).
     The Liquidity Provider Pool will be valued at 50% of the overall transaction fees received by ICE Futures Europe in relation to trading in the ICE Middle East Sour Crude futures contract in each calendar year of the Measurement Period, net of certain expenses and taxes. The Liquidity Provider Pool will be allocated between the eligible liquidity providers based on the following: (i) 20% allocated equally among the eligible liquidity providers, (ii) 40% allocated on the basis of the extent of their market making obligations, and (iii) 40% allocated on the basis of contract volumes traded by the liquidity providers during that calendar year of the Measurement Period. However, there is a 40% cap on the share in the annual Liquidity Provider Pool that any one liquidity provider can receive in any calendar year in the Measurement Period. Payments under the provisions of the Liquidity Provider Pool will be in the first quarter of the subsequent calendar year during the Measurement Period.
  Legal Proceedings
     In November 2002, the New York Mercantile Exchange, Inc. (“NYMEX”) filed suit against the Company in United States District Court for the Southern District of New York. In the suit, NYMEX alleges that the Company has infringed certain intellectual property rights of NYMEX through the use of settlement prices of futures contracts listed on NYMEX and references to NYMEX in describing products traded on the Platform. In September 2004, the Company filed a motion for summary judgment seeking judgment as a matter of law with respect to the claims in NYMEX’s complaint. In September 2005, the court granted the Company’s motion for summary judgment dismissing all claims brought by NYMEX. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and that the Company had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. NYMEX’s trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. NYMEX filed an appeal with respect to the copyright claims and state law claims, but not the federal trademark claims. On August 1, 2007, the Second Circuit Court of Appeals affirmed the District Court’s grant of motion for summary judgment in favor of the Company. On August 15, 2007, NYMEX filed a Combined Petition for Panel Rehearing and Rehearing En Banc, requesting that the case be reheard before the Second Circuit Court of Appeals. On October 25, 2007, the Second Circuit Court of Appeals denied NYMEX’s Combined Petition for a rehearing.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     In May 2000, Klein & Co. Futures, Inc. (“Klein”), a former clearing member of ICE Clear U.S., defaulted on its margin obligations to ICE Clear U.S., which resulted in a margin deficiency and related liquidation costs of approximately $6.0 million. ICE Clear U.S., pursuant to its rules, then applied all funds on deposit with it from Klein to cover the deficiency. Thereafter, the management of ICE Futures U.S. decided that in the interest of promoting confidence in the U.S. futures markets in general, and in ICE Futures U.S.’s markets in particular, it would make whole any customer that suffered losses as a result of the default of Klein, in return for the customer assigning its claims against Klein to ICE Futures U.S.
     In July 2000, Klein commenced a civil action in the United States District Court for the Southern District of New York against numerous defendants, including ICE Futures U.S., various affiliates of ICE Futures U.S. and officials of ICE Futures U.S. and/or its affiliates. Klein’s claims arise out of its collapse in the wake of the recalculation of settlement prices for options on futures contracts based on the Pacific Stock Exchange Technology Index, an index of technology stocks, in May 2000. Klein purported to allege federal claims arising under the CEA and various state law claims. In February 2005, the District Court dismissed Klein’s CEA claims with prejudice for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. In September 2006, a panel of the United States Court of Appeals for the Second Circuit affirmed the District Court’s decision. In October 2006, Klein filed a motion for rehearing insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against ICE Futures U.S. and certain of its affiliates. That motion was denied and in March 2007 Klein filed a petition in the United States Supreme Court requesting the right to file an appeal of the Circuit Court’s decision. The petition was granted and the appeal is scheduled to be heard before the United States Supreme Court on October 29, 2007.
     In March 2007, Klein filed a parallel action in the Supreme Court of the State of New York, New York County, against certain defendants including ICE Futures U.S. and its former president, alleging as against ICE Futures U.S. and its former president a claim for slander and libel relating to ICE Futures U.S.’s statement in May 2000 that in connection with Klein’s collapse, Klein had misused its customer funds to pay its obligations to ICE Futures U.S.’s clearing house. In May 2007, ICE Futures U.S. filed a motion to dismiss on multiple grounds. Oral argument was held in August 2007 and the court has not yet decided the motion.
     In May 2001, ICE Futures U.S. and ICE Clear U.S. commenced an action in the United States District Court for the Southern District of New York against Klein. ICE Futures U.S. and ICE Clear U.S. commenced this action in their capacity as the assignees of certain claims that were held against Klein by its former customers. ICE Futures U.S.’s action seeks to recover money owed by Klein to those customers in the wake of Klein’s collapse. In the same decision that dismissed the Klein action, the District Court dismissed all of Klein’s counterclaims against ICE Futures U.S., denied ICE Futures U.S.’s motion for judgment on the pleadings and found that the complaint in ICE Futures U.S.’s action did not state a claim for which relief could be granted. However, the District Court granted ICE Futures U.S. leave to replead and in April 2005, ICE Futures U.S. and ICE Clear U.S. filed an amended complaint, which Klein subsequently moved to dismiss. ICE Futures U.S. and ICE Clear U.S. opposed that motion which, although fully briefed since August 2005, has not been decided by the court.
     In December 2006, certain holders of non-equity trading permits (“Permit Holders”) of ICE Futures U.S. commenced an action in the Supreme Court of the State of New York, County of New York seeking declaratory, monetary and injunctive relief with respect to the merger. The Permit Holders allege that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, they were not permitted to vote with respect to the merger and will not receive any part of the merger consideration. The Permit Holders seek (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. On January 3, 2007, ICE Futures U.S. filed a motion to dismiss the complaint, which was granted by the court, in its entirety, in a decision rendered on April 6, 2007. The court also denied the plaintiffs’ request for a preliminary injunction. The Permit Holders have filed a notice of appeal, and the time within which the Permit Holders may perfect their appeal has not yet expired.
     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. However, the Company does not believe that the resolution of these matters, including those specifically discussed above, will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to these proceedings and claims.
11. Asset Sales and Purchases
     The Company entered into an agreement with a third-party to sell its former open-outcry disaster recovery site in London. Prior to the closure of the Company’s open-outcry floor in London during April 2005, the building on this site was used as a backup open-outcry trading facility. In August 2006, in connection with the sale, the Company received a non-refundable deposit of $1.3 million. The deposit was recorded as deferred revenue and restricted cash in the accompanying consolidated balance sheet as of December 31, 2006. As of December 31, 2006, the net book value of the land, which was included in the U.K. futures business segment, was $3.7 million and was classified as an asset held for sale. The sale was completed in February 2007 at which time final payment was received and a net gain on disposal of an asset of $9.3 million was recognized as other income in the accompanying consolidated statement of income for the nine months ended September 30, 2007.
     On March 5, 2007, the Company purchased the intellectual property rights to widely-used OTC natural gas pricing indices from Intelligence Press, Inc. While Intelligence Press has retained the rights to collect data and publish newsletters and charge its customers for such services, the Company has the exclusive right to charge and collect fees for those seeking license arrangements for these indices. The Company has recorded the intangible asset in its global OTC business segment.
12. CBOT Merger-Related Transaction Costs
     The Company incurred incremental direct merger-related transaction costs of $11.1 million during the nine months ended September 30, 2007 relating to the proposed merger with CBOT Holdings, Inc. (“CBOT”). Ultimately, CBOT’s board of directors did not accept the Company’s proposal to merge with CBOT, and instead accepted an improved proposal from the Chicago Mercantile Exchange Holdings, Inc. (“CME”), which resulted in a completed transaction between CME and CBOT on July 13, 2007. The $11.1 million in merger-related transaction costs included investment banking advisors, legal, accounting, proxy advisor, public relation services and other external costs directly related to the proposed transaction. These costs have been recorded as CBOT merger-related transaction costs in the accompanying consolidated statements of income for the nine months ended September 30, 2007.
13. Segment Reporting
     The Company has four principal business segments, consisting of its global OTC business segment, its U.K. futures business segment, its market data business segment, and, effective with the acquisition of ICE Futures U.S. in January 2007, its U.S. futures business segment. The market data businesses of ICE Futures U.S. and WCE have been included in the market data business segment and the remaining operations of ICE Futures U.S. and WCE have been included in the U.S. futures business segment. Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments are as follows:

	Global	U.K.	U.S.	Market
	OTC	Futures	Futures	Data
	Business	Business	Business	Business
	Segment	Segment	Segment	Segment	Total
	(In thousands)
Nine Months Ended September 30, 2007:
Revenues from external customers	$169,715	$136,745	$77,483	$31,054	$414,997
Intersegment revenues	25,146	2,518	—	11,232	38,896
Depreciation and amortization	18,677	1,335	3,135	8	23,155
Interest income	4,084	3,183	1,193	355	8,815
Interest expense	11,767	—	1,372	—	13,139
Income tax expense	24,573	35,164	12,772	13,876	86,385
Net income	59,298	77,323	15,987	23,352	175,960
Total assets	1,625,994	87,967	955,769	14,486	2,684,216

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Revenues from three customers of the U.K. futures business segment comprised 17.7%, 14.4% and 11.0% of the Company’s U.K. futures revenues for the nine months ended September 30, 2007. These references to customers refer to the clearing member that clears trades on behalf of a trading entity or trader conducting transactions on the Platform. If the clearing member ceased doing business, the Company believes that the trading entity or trader would continue to conduct transactions on the Platform and would clear those transactions through a different clearing member. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the nine months ended September 30, 2007. The goodwill and the intangible assets related to the ICE Futures U.S., WCE and ChemConnect acquisitions have been reflected in the global OTC business segment.

	Global	U.K.	Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Nine Months Ended September 30, 2006:
Revenues from external customers	$118,142	$87,287	$13,105	$218,534
Intersegment revenues	16,909	3,916	7,819	28,644
Depreciation and amortization	8,302	1,512	10	9,824
Interest income	3,838	1,497	49	5,384
Interest expense	175	—	—	175
Income tax expense	26,123	19,618	5,126	50,867
Net income	48,324	36,432	9,520	94,276
     Revenues from two customers of the U.K. futures business segment comprised 14.5% and 12.1%, respectively, of the Company’s U.K. futures revenues for the nine months ended September 30, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the nine months ended September 30, 2006.

	Global	U.K.	U.S.	Market
	OTC	Futures	Futures	Data
	Business	Business	Business	Business
	Segment	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended September 30, 2007:
Revenues from external customers	$64,364	$47,398	$28,610	$11,363	$151,735
Intersegment revenues	7,865	681	—	4,109	12,655
Depreciation and amortization	7,112	473	1,310	3	8,898
Interest income	1,294	1,298	377	154	3,123
Interest expense	3,785	—	1,230	—	5,015
Income tax expense	10,818	11,984	4,640	5,151	32,593
Net income	26,418	24,952	6,559	8,752	66,681
     Revenues from three customers of the U.K. futures business segment comprised 17.5%, 14.7% and 10.1% of the Company’s U.K. futures revenues for the three months ended September 30, 2007. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended September 30, 2007.

	Global	U.K.	Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended September 30, 2006:
Revenues from external customers	$52,453	$37,665	$4,544	$94,662
Intersegment revenues	6,934	888	3,309	11,131
Depreciation and amortization	2,844	479	4	3,327
Interest income	2,170	754	32	2,956
Interest expense	56	—	—	56
Income tax expense	13,709	8,664	2,094	24,467
Net income	23,666	16,091	3,889	43,646

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
     Revenues from three customers of the U.K. futures business segment comprised 15.8%, 11.8% and 11.2%, respectively, of the Company’s U.K. futures revenues for the three months ended September 30, 2006. Revenues from one customer of the global OTC business segment comprised 11.3% of the Company’s OTC revenues for the three months ended September 30, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended September 30, 2006.
14. Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine months and three months ended September 30, 2007 and 2006:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Basic:
Net income	$175,960	$94,276	$66,681	$43,646

Weighted average common shares outstanding	68,732	56,070	69,439	56,792

Basic earnings per common share	$2.56	$1.68	$0.96	$0.77

Diluted:
Weighted average common shares outstanding	68,732	56,070	69,439	56,792

Effect of dilutive securities:
Stock options and restricted shares	2,051	3,199	1,908	2,820

Diluted weighted average common shares outstanding	70,783	59,269	71,347	59,612

Diluted earnings per common share	$2.49	$1.59	$0.93	$0.73

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.
15. Subsequent Event
   Subsequent Acquisition
     On October 1, 2007, the Company acquired certain assets of Chatham Energy Partners, LLC. Chatham is a leading OTC brokerage firm that specializes in structuring and facilitating transactions in the natural gas markets for energy options. The new business will be operated as a wholly owned subsidiary that will be called Chatham Energy, LLC. Chatham will support the execution of the Company’s strategic plans to develop the leading electronic marketplace for the execution of OTC energy options. The financial results will be included in the global OTC business segment from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in this Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and other filings with the Securities and Exchange Commission.
     Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; increasing competition and consolidation in our industry; technological developments, including clearing developments; our initiative to create a clearing house in Europe; accuracy of our cost estimates and expectations, adjustments to exchange fees or commission rates; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2008; our ability to increase the connectivity to our marketplace; development of new products and services; pursuit of strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protection of our intellectual property rights and our ability to not violate the intellectual property rights of others; changes in domestic and foreign regulations or government policy; adverse litigation results; our belief in our electronic platform and disaster recovery system technologies and the ability to gain access to comparable products and services if our key technology contracts were terminated; the benefits of the merger involving ICE and ICE Futures U.S.; and the risk that the businesses will not be integrated successfully or the revenue opportunities, cost savings and other anticipated synergies from the merger may not be fully realized or may take longer to realize than expected. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with our consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview
     We are a leading global exchange and over-the-counter, or OTC, market operator. We offer the leading electronic integrated futures and OTC marketplace for trading a broad array of energy products, as well as the leading soft commodities exchange. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of energy products in both futures and OTC markets. Through our widely-distributed electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities and financial contracts. We conduct our U.K.-regulated futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. (ICE Futures U.S. was formerly known as the Board of Trade of the City of New York, Inc., or NYBOT). We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, the Winnipeg Commodity Exchange Inc., or WCE. ICE Futures U.S. has a wholly-owned clearing house subsidiary called ICE Clear U.S. (ICE Clear U.S. was formerly known as the New York Clearing Corp., or NYCC) and WCE has a wholly owned clearing house subsidiary called WCE Clearing Corporation, or WCECC. We completed our acquisition of ICE Futures U.S. on January 12, 2007 and our acquisition of WCE on August 27, 2007.

Financial Highlights
•	Our consolidated revenues increased by 89.9% to $415.0 million for the first nine months of 2007, compared to the same period in 2006, primarily due to increases in contract volume and acquisitions.

•	Our consolidated operating expenses increased by 102.3% to $158.0 million for the first nine months of 2007, compared to the same period in 2006, primarily due to acquisitions, higher cash and non-cash compensation costs, CBOT merger-related expenses and increased technology spending.

•	Our consolidated operating margin decreased to 61.9% for the first nine months of 2007, compared to 64.3% for the same period in 2006 primarily due to the ICE Futures U.S. acquisition and the CBOT merger-related expenses incurred during the first nine months of 2007.

•	Our consolidated net income increased by 86.6% to $176.0 million for the first nine months of 2007, compared to the same period in 2006.
     On a consolidated basis, we recorded $415.0 million in revenues for the nine months ended September 30, 2007, a 89.9% increase compared to $218.5 million for the nine months ended September 30, 2006. Consolidated net income was $176.0 million for the nine months ended September 30, 2007, a 86.6% increase compared to $94.3 million for the nine months ended September 30, 2006. The financial results for the nine months ended September 30, 2007 include $11.1 million in CBOT merger-related transaction costs, or $7.2 million after tax. During the nine months ended September 30, 2007, 102.7 million contracts were traded in our U.K. futures markets, up 59.2% from 64.5 million contracts traded during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, 123.1 million contract equivalents were traded in our global OTC markets, up 33.3% from 92.3 million contract equivalents traded during the nine months ended September 30, 2006. Following our acquisitions of ICE Futures U.S. and WCE, during the period from January 13, 2007 to September 30, 2007, 39.9 million contracts were traded in our U.S. and Canadian futures markets.
     On a consolidated basis, we recorded $151.7 million in revenues for the three months ended September 30, 2007, a 60.3% increase compared to $94.7 million for the three months ended September 30, 2006. Consolidated net income was $66.7 million for the three months ended September 30, 2007, a 52.8% increase compared to $43.6 million for the three months ended September 30, 2006. During the three months ended September 30, 2007, 35.9 million contracts were traded in our U.K. futures markets, up 33.8% from 26.8 million contracts traded during the three months ended September 30, 2006. During the three months ended September 30, 2007, 45.6 million contract equivalents were traded in our global OTC markets, up 5.8% from 43.1 million contract equivalents traded during the three months ended September 30, 2006. Following our acquisitions of ICE Futures U.S. and WCE, during the three months ended September 30, 2007, 13.4 million contracts were traded in our U.S. and Canadian futures markets.
Our Business Environment
     Our business is primarily transaction based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in commodities prices. Price volatility increases the need to hedge contractual price risk and creates opportunities for arbitrage or speculative trading. Changes in our futures trading volumes and global OTC average daily commissions have also been driven by varying levels of liquidity and volatility both in our markets and in the broader markets for commodities trading, which influence trading volumes across all of the markets we operate.
     We operate our U.K. futures and global OTC markets for energy commodities exclusively on our electronic platform and we offer ICE Futures U.S.’s markets on both our electronic platform and through our trading floor based in New York. Our Canadian futures contracts are offered on the WCE electronic platform and we will transition these to our electronic platform in the fourth quarter of 2007. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of energy commodities as a tradable, investable asset class, will support continued secular growth in the global markets. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in derivatives trading on a global basis.

Global Clearing Strategy
     In May 2007, we announced our plans that are currently underway to establish a European clearing house, based in London, as part of our strategic plan to offer clearing services through wholly-owned clearing businesses in the U.S. and the U.K. Currently, our energy futures and OTC derivatives businesses are cleared through LCH.Clearnet Ltd., an independent third-party clearing house based in the U.K. We currently provide clearing services in the U.S. for futures and option contracts executed on ICE Futures U.S. through ICE Clear U.S., which operates as a registered Derivatives Clearing Organization under the oversight of the U.S. Commodity Futures Trading Commission, or CFTC. WCECC is the designated clearing house for all WCE contracts and is recognized and regulated by the Manitoba Securities Commission.
     The European clearing house we are working to establish will be known as ICE Clear Europe. We anticipate that our European, Canadian and U.S. clearing houses will partner to serve our global customer base across the commodities and financial products marketplace, including futures and OTC markets. We intend to begin clearing our energy futures and OTC contracts through ICE Clear Europe in the third quarter of 2008 following the transition of this business from LCH.Clearnet. These clearing houses will complement our diverse futures and OTC execution business while meeting the risk management and regulatory requirements of a global marketplace. We believe that gaining greater control over this core clearing capability will allow us to introduce more products and services to the futures and OTC markets for broker-dealers and for our customers. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products.
     Prior to commencing operations, ICE Clear Europe must be approved by the Financial Services Authority, or FSA, as a Recognised Clearing House. The final FSA application was submitted in the third quarter of 2007, and assuming that the information provided is satisfactory and the timeline is met, regulatory approval is anticipated in early 2008.
     On July 18, 2007, we formally notified LCH.Clearnet of our intention to terminate our clearing agreements with them and provided the required one year’s written notices of termination of the clearing agreements. The notices of termination specify that the termination date will be a date agreed to between the parties, or, in the event that no agreement is reached between the parties regarding a termination date, will be the date that is twelve months from the date of the notices.
Acquisitions and Strategic Alliances
     On December 21, 2006, we acquired an 8% equity stake in the National Commodity and Derivatives Exchange, Ltd., or NCDEX, a derivatives exchange located in Mumbai, India. NCDEX is presently privately owned. The NCDEX investment was made with the strategic view of allowing the Company to participate in the development of exchanges and derivatives markets in India and potentially elsewhere in Asia, which is a key emerging region in the exchange sector.
     On January 12, 2007, we closed the transaction to acquire the Board of Trade of the City of New York, Inc., now ICE Futures U.S. The acquisition provided us with the potential for clearing, revenue and expense synergies, as well as the opportunity to expand our electronic trading platform into agricultural and soft commodities and financial products offered by ICE Futures U.S.
     On February 28, 2007, we acquired all the assets of Commoditrack, Inc., which enables us to provide our customers a real-time risk management program as well as the ability to download trades and access profit and loss detail on the electronic trading platform.
     On March 5, 2007, we purchased the intellectual property rights to widely-used OTC natural gas pricing indices from Intelligence Press, Inc. While Intelligence Press has retained the rights to collect data and publish newsletters and charge its customers for such services, we have the exclusive right to charge and collect fees for those seeking license arrangements for these indices.

     On March 27, 2007, we entered into an agreement with Natural Gas Exchange, Inc., or NGX, to form a technology and clearing alliance for the North American natural gas and Canadian power markets. Under the arrangement, the cleared and bilateral markets for North American physical natural gas and Canadian electricity operated by NGX and us will be offered together on our electronic trading platform. In turn, NGX will serve as the clearing house for these products. We will recognize a portion of transaction fee revenues generated by products traded and cleared under this arrangement. The products are expected to be offered on our electronic trading platform in the fourth quarter of 2007.
     On March 30, 2007, we entered into a license agreement with McGraw-Hill Companies, Inc., which operates an energy information business known as Platts. Platts collects market information from energy traders and brokers and publishes daily price information in the form of indices or assessments. Under the agreement, we will collaborate with Platts on the migration of the Platts assessment processes to our electronic trading platform and in certain data products. We expect this to generate increased trading activity on our platform. Platts is reimbursing us for a portion of the development costs that are incurred to provide the additional functionality to the trading platform. The arrangement was launched on our electronic trading platform in June 2007.
     On June 15, 2007, we entered into an exclusive licensing agreement with the Frank Russell Company, or Russell, to offer futures and options on futures contracts based on the full range of Russell’s industry-leading benchmark U.S. equity indexes, including the Russell 1000® Index, Russell 2000® Index and Russell 3000® Index, as well as the related value and growth indexes offered by Russell. After a termination period for trading on existing exchanges, we will for the first time have exclusive rights to list futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. The term of the licensing agreement is seven years and automatically renews for successive one year periods unless terminated by either party.
     On July 9, 2007, we acquired the trading business assets of ChemConnect Inc., which operated an electronic marketplace for trading of OTC natural gas liquids and chemical products, including propane, ethane, ethylene, propylene and benzene. In connection with the acquisition, we transitioned the trading of the ChemConnect products to our OTC electronic trading platform.
     On August 27, 2007, we acquired WCE, the leading agricultural commodity futures and options exchange in Canada and home to the world’s leading canola futures contract. We expect to transition trading in WCE’s markets to our electronic trading platform in the fourth quarter of 2007.
     On October 1, 2007, we acquired substantially all of the assets of Chatham Energy Partners, LLC. Chatham is a leading OTC brokerage firm that specializes in structuring and facilitating transactions in the markets for natural gas energy options. The new business will be operated as a wholly owned subsidiary that will be called Chatham Energy LLC. Chatham will support the execution of our strategic plans to develop the leading electronic marketplace for the execution of OTC energy options.
     On March 15, 2007, we made a proposal to the board of directors of CBOT Holdings, Inc., or CBOT, to combine our two companies in a stock-for-stock transaction. CBOT was at the time, and during the time of our offer, continued to be, a party to a definitive merger agreement with Chicago Mercantile Exchange Holdings, Inc., or CME, which permitted CBOT to consider superior transaction proposals. We incurred incremental direct merger-related transaction costs of $11.1 million during the nine months ended September 30, 2007 relating to our proposed merger with CBOT. Ultimately, CBOT’s board of directors did not accept our proposal to merge with CBOT, and instead accepted an improved proposal from CME, which resulted in a completed transaction between CME and CBOT on July 13, 2007. Our merger-related transaction costs included investment banking advisors, legal, accounting, proxy advisor, public relation services and other external costs directly related to the proposed transaction. These costs have been recorded as CBOT merger-related transaction costs in the accompanying consolidated statements of income for the nine months ended September 30, 2007.
     We intend to continue to explore and pursue acquisition opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions for a variety of reasons, including to expand our products and services, advance our technology or take advantage of new developments and potential changes in the industry.

Regulation
     Members of Congress have recently considered legislation seeking to subject electronic trading of OTC energy derivatives to certain of the CFTC regulations applicable to regulated exchanges. In addition, Congress and the CFTC have held hearings in recent months regarding further regulation of OTC markets and exempt commercial markets, and in public testimony at such hearings, we have acknowledged the need for some level of additional regulation of OTC energy markets. Recent legislative proposals that have been discussed that could change our regulatory environment or impact the manner in which we conduct our business include (i) eliminating our ability, or altering the requirements, to operate as an exempt commercial market, (ii) requiring that we operate our business as a regulated futures exchange that operates as a self regulatory organization, (iii)  requiring certain participants on exempt commercial markets to file reports on their positions, and (iv) imposing a tax on transactions in the futures market to fund the CFTC. If any of these actions are adopted, they could restrict or foreclose some portions of our OTC business, require us and our participants to operate under heightened regulatory requirements and incur additional costs in order to comply with new regulations, and deter trading on our platform. In October 2006, we undertook technology enhancements and processes to begin reporting on a daily basis to the CFTC all cleared futures-look-alike positions.
Variability in Quarterly Comparisons
     In addition to general conditions in the financial markets and in the commodities markets in particular, trading has historically been subject to variability in trading volumes due primarily to five key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, number of trading days in the period and seasonality. These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results when, for example, these comparisons are between quarters in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.
Segment Reporting
     For financial reporting purposes, our business is currently divided into four segments: our U.K. futures business segment, our global OTC business segment, our U.S. futures business segment and our market data business segment. We began operating our U.S. futures business segment upon the completion of the ICE Futures U.S. acquisition on January 12, 2007. The results of WCE have also been included in the U.S. futures business since its acquisition on August 27, 2007. For a discussion of these segments and related financial disclosure, refer to Note 13 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
   Intersegment Fees
     Our global OTC business segment provides and supports the platform for electronic trading in our energy U.K. futures business segment and our agriculture, soft commodity and financial U.S. futures business segment. Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures business segments. Our futures business segments and our global OTC business segment provide access to trading volumes to our market data business segment. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.

   Our U.K. Futures Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our U.K. futures business segment:

	Nine Months Ended September 30,
	2007	%	2006	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
ICE Brent Crude futures	$65,988	47.4%	$46,122	50.6%
Other futures products and options	67,168	48.2	39,597	43.4
Intersegment fees	2,518	1.8	3,916	4.3
Market data fees	—	—	37	—
Other	3,589	2.6	1,531	1.7

Total revenues	139,263	100.0	91,203	100.0

Operating expenses:
Selling, general and administrative expenses(1)	20,944	15.0	18,795	20.6
Intersegment expenses	17,222	12.4	15,883	17.4
Depreciation and amortization	1,335	1.0	1,512	1.7

Total operating expenses	39,501	28.4	36,190	39.7

Operating income	99,762	71.6	55,013	60.3
Other income, net	12,725	9.1	1,037	1.1
Income tax expense	35,164	25.2	19,618	21.5

Net income	$77,323	55.5%	$36,432	39.9%

(1)	Includes compensation and benefits expenses and professional services expenses.
     A contract is a standardized quantity of the physical commodity underlying each futures contract. The following table presents, for the periods indicated, trading activity in our U.K. futures markets by commodity type based on the total number of contracts traded:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Number of U.K. futures contracts traded:
ICE Brent Crude futures	44,650	32,080	15,087	11,698
ICE WTI Crude futures(1)	38,339	18,528	13,353	9,423
ICE Gas Oil futures	17,576	12,961	6,607	5,324
Other futures and options(2)	2,146	956	868	400

Total	102,711	64,525	35,915	26,845

(1)	A fee waiver applied to trade execution for our ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

(2)	A fee waiver applies to trade execution for our ICE Middle East Sour Crude futures contracts from the launch date of May 21, 2007 through December 31, 2007 for all customers. Total volume in the ICE Middle East Sour Crude futures contract was 89,000 contracts for the period from May 21, 2007 to September 30, 2007.
     The following chart presents the exchange fee revenues by contract traded in our U.K. futures markets for the periods presented:
U.K. Futures Exchange Fee Revenues

     The following table presents our average daily open interest for our energy futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Open Interest — U.K. futures contracts:
ICE Brent Crude futures	641	443	647	483
ICE WTI Crude futures	553	206	580	295
ICE Gas Oil futures	333	238	347	265
Other futures and options	195	80	246	107

Total	1,722	967	1,820	1,150

   Our Global OTC Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our global OTC business segment:

	Nine Months Ended September 30,
	2007(1)%		2006	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
North American natural gas	$112,123	57.5%	$81,647	60.4%
North American power	30,722	15.8	19,332	14.3
Other commodities markets	4,480	2.3	1,565	1.2
Electronic trade confirmation	4,285	2.2	2,566	1.9
Intersegment fees	25,146	12.9	16,909	12.5
Market data fees	16,045	8.2	11,447	8.5
Other	2,060	1.1	1,585	1.2

Total revenues	194,861	100.0	135,051	100.0

Operating expenses:
Selling, general and administrative expenses(2)	62,318	32.0	48,122	35.6
CBOT merger-related transaction costs(1)	11,088	5.7	—	—
Intersegment expenses	11,307	5.8	7,892	5.8
Depreciation and amortization	18,677	9.6	8,302	6.2

Total operating expenses	103,390	53.1	64,316	47.6

Operating income	91,471	46.9	70,735	52.4
Other income (expense), net	(7,600)	(3.9)	3,712	2.7
Income tax expense	24,573	12.6	26,123	19.3

Net income (1)	$59,298	30.4%	$48,324	35.8%

(1)	The financial results for the nine months ended September 30, 2007 include $11.1 million in CBOT merger-related transaction costs, or $7.2 million after tax.

(2)	Includes compensation and benefits expenses and professional services expenses.
     Revenues in our global OTC business segment are generated primarily through commission fees earned from trades and from data access fees. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from commission fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. In addition to our commission fees, a participant that chooses to clear a trade must pay a fee to LCH.Clearnet for the benefit of clearing and another for the services of the relevant member clearing firm, or futures commission merchant. Consistent with our U.K. futures business, we currently derive no direct revenues from the clearing process for our global OTC business and participants pay the clearing fees directly to LCH.Clearnet and the futures commission merchants.

     The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our global OTC markets:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
Total Volume — OTC:
North American natural gas (in million British thermal units, or MMBtu)	283,812	213,536	105,998	100,676
North American power (in megawatt hours)	4,050	2,842	1,410	1,190
Global oil (in equivalent barrels of oil)	682	468	260	130

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Number of OTC contracts traded:
North American natural gas	113,529	85,425	42,399	40,271
North American power	6,164	4,286	2,109	1,776
Other	3,421	2,632	1,069	1,051

Total	123,114	92,343	45,577	43,098

     The following chart presents the commission fee revenues by commodity traded in our global OTC markets for the periods presented:
Global OTC Commission Fee Revenues
Our U.S. Futures Business Segment
     The following table presents, for the period from January 13, 2007 (the closing date of the ICE Futures U.S. acquisition) to September 30, 2007, selected statement of income data in dollars and as a percentage of revenues for U.S. futures business segment (dollar amounts in thousands):

Revenues:
Transaction fees, net:
Sugar futures	$30,495	39.4%
Other futures products and options	42,542	54.9
Other	4,446	5.7

Total revenues	77,483	100.0

Operating expenses:
Selling, general and administrative expenses(1)	38,846	50.1
Intersegment expenses	6,564	8.5
Depreciation and amortization	3,135	4.1

Total operating expenses	48,545	62.7

Operating income	28,938	37.3
Other expense, net	(179)	(0.2)
Income tax expense	12,772	16.5

Net income	$15,987	20.6%

(1)	Includes compensation and benefits expenses and professional services expenses.

     The following table presents, for the periods indicated, trading activity in our U.S. futures markets for commodity type based on the total number of contracts traded:

	Period from
	January 13, 2007	Three Months Ended
	To September 30, 2007	September 30, 2007
	(In thousands)
Number of U.S. futures contracts traded:
Agriculture and soft commodity futures and options(1)	37,141	12,430
Financial futures and options(2)	2,769	958

Total	39,910	13,388

(1)	Consists primarily of sugar, coffee, cotton, orange juice, cocoa, ethanol, wood pulp, canola, domestic feed wheat, and western barley futures and options contracts.

(2)	Consists primarily of currency pairs (including euro-based, U.S. dollar-based, yen-based, sterling-based and other useful cross-rates as well as our original contract based on the USDX), equity index and commodity index futures and options contracts.
     The following table presents our average daily open interest for our U.S. futures contracts:

	Period from
	January 13, 2007	Three Months Ended
	To September 30, 2007	September 30, 2007
	(In thousands)
Open interest – U.S. futures contracts:
Agriculture and soft commodity futures and options	2,663	2,850
Financial futures and options	209	163

Total	2,872	3,013

Our Market Data Business Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Nine Months Ended September 30,
	2007	%	2006	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$31,045	73.4%	$13,105	62.6%
Intersegment fees	11,232	26.6	7,819	37.4
Other	9	—	—	—

Total revenues	42,286	100.0	20,924	100.0

Operating expenses:
Selling, general and administrative expenses(1)	1,610	3.8	1,343	6.4
Intersegment expenses	3,803	9.0	4,869	23.3
Depreciation and amortization	8	—	10	—

Total operating expenses	5,421	12.8	6,222	29.7

Operating income	36,865	87.2	14,702	70.3
Other income (expense), net	363	0.8	(56)	(0.3)
Income tax expense	13,876	32.8	5,126	24.5

Net income	$23,352	55.2%	$9,520	45.5%

(1)	Includes compensation and benefits expenses and professional services expenses.
     We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our U.K., U.S. and Canadian futures markets. We also earn subscription fee revenues from OTC daily indices, view only access to the OTC markets and OTC and energy U.K. futures end of day reports. In addition, we manage the market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Sources of Revenues
Transaction Fees
     Transaction fees have accounted for, and we expect will continue to account for, a substantial portion of our revenues. Transaction fees consist of exchange fees earned on futures transactions, commission fees earned on OTC transactions, electronic confirmation fees and, for transactions executed on ICE Futures U.S. and WCE, clearing fees. We charge commission fees or exchange fees to both the buyer and the seller in each transaction executed on our platform. Commission fees and exchange fees are based on the number of contracts traded during each month multiplied by the commission rate. A change to either our commission rate or to the volume of contracts we execute directly affects our revenues. We also accept transactions that participants execute off-platform but wish to have processed for clearing. We do not risk our own capital by engaging in any trading activities.
     Transaction fees are presented net of rebates. We recorded rebates in the global OTC business segment of $1.8 million and $80,000 for the nine months ended September 30, 2007 and 2006, respectively, and $1.1 million and $57,000 for the three months ended September 30, 2007 and 2006, respectively. We recorded rebates in the U.K. futures business segment of $21.0 million and $6.8 million for the nine months ended September 30, 2007 and 2006, respectively, and $8.8 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively. The rebate program has reduced our U.K. futures business segment’s average rate per contract by $0.20 and $0.11 for the for the nine months ended September 30, 2007 and 2006, respectively, and $0.24 and $0.08 for the three months ended September 30, 2007 and 2006, respectively. The increase in the rebates at our U.K. futures business segment is primarily related to the rebates offered on the ICE WTI Crude futures contract. We recorded rebates in the U.S. futures business segment of $2.0 million for the nine months ended September 30, 2007 and $1.4 million for the three months ended September 30, 2007. The rebate program has reduced our U.S. futures business segment’s average rate per contract by $0.08 for the nine months ended September 30, 2007 and $0.16 for the three months ended September 30, 2007. We offer rebates in certain of our markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate. Typically, we offer these rebates until we believe the market has generated sufficient liquidity and volume so that the rebates are no longer needed to sustain and promote liquidity. These rebates reduce revenue that we would have generated had we charged full commissions and had we generated the same volume without the rebate program.
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
     Market data fees also consist of data access fees that we have historically charged to participants or customers that were not active traders who were registered to trade or view OTC natural gas and power products on our electronic trading platform. The data access fees were based on their historical trading activity and the number of users the participant firm had registered to trade on our platform. We recognized the difference between the monthly data access fee for a given participant and the actual amount of commission fees generated by such participant for trading activity in that month as data access revenues. Beginning in March 2006, we changed the methodology for charging OTC data access fees. We now charge OTC data access fees on a per-user basis to those accessing our platform (both trading and view only access). We also began to charge data access fees in our U.K. futures business segment beginning in February 2006, at the individual user level.
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
Selling, General and Administrative
     The major expense categories within selling, general and administrative expenses include cost of hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing expenses. Cost of hosting expenses primarily consist of hosting and participant network expenses. Our hosting expenses include the amounts we pay for the physical facilities, maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Our participant network expenses include the amounts we pay to provide participants with direct connectivity to our platform. Hardware and software support expenses primarily consist of external hardware and software maintenance and support costs and trade registration system costs. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore, Dublin, Winnipeg and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. Marketing expenses primarily consist of advertising, public relations and product promotion and brand awareness campaigns, as well as for new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. Other selling, general and administrative costs primarily consist of telephone and communications expense, corporate insurance expense, travel expense, meals and entertainment expense and dues, subscriptions and registration expense.
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
Other Income (Expense)
     Other income (expense) consists primarily of interest income and expense, as well as gains and losses on foreign currency transactions. We generate interest income from the investment of our cash and cash equivalents, short-term investments and restricted cash. We incur interest expense on our interest on outstanding indebtedness, the unused fee calculated under our revolving credit facility and interest on the Russell license agreement. We also recognized a gain during the three months ended March 31, 2007 for the sale of our former open-outcry disaster recovery site in London.
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
     We recorded a tax benefit of $3.6 million in the second quarter of 2007 related to the recognition of the indefinite reversal provision of Accounting Principles Board, or APB, Opinion No. 23, Accounting for Income Taxes – Special Areas. The indefinite reversal provision of APB Opinion No. 23 specifies that U.S. income taxes should not be accrued on the undistributed earnings of a foreign subsidiary if those earnings have been or will be indefinitely invested outside the U.S. We had previously accrued U.S. income taxes on a portion of the undistributed earnings of our foreign subsidiaries.
Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except for percentages and rate per contract)
Operating Data:

Our Market Share of Selected Key Products:

Total crude oil futures contracts traded globally	172,125	105,483	59,413	39,892
ICE Brent Crude oil futures contracts traded	44,650	32,080	15,087	11,698
ICE WTI Crude oil futures contracts traded	38,339	18,528	13,353	9,423
Our crude oil futures market share	48.2%	48.0%	47.9%	52.9%

Total cleared OTC Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	97,507	87,648	35,574	43,479

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except for percentages and rate per contract)
Our cleared OTC Henry Hub natural gas contracts traded	85,750	67,890	31,329	33,048
Our market share — cleared OTC Henry Hub natural gas vs. NYMEX-ClearPort	87.9%	77.5%	88.1%	76.0%

Total cleared OTC PJM financial power contracts traded on us and NYMEX- ClearPort	2,309	1,907	806	749
Our cleared OTC PJM financial power contracts traded	2,243	1,767	795	722
Our market share — cleared OTC PJM financial power vs. NYMEX-ClearPort	97.2%	92.7%	98.6%	96.5%

Our Average Daily Trading Fee Revenues:
Our U.K. futures business segment average daily exchange fee revenues	$694	$446	$714	$572

Our U.S. futures business segment average daily exchange fee revenues(1)	427	286	442	260

Our bilateral global OTC business segment average daily commission fee revenues	140	101	161	114
Our cleared global OTC business segment average daily commission fee revenues	648	447	729	624

Our global OTC business segment average daily commission fee revenues	788	548	890	738

Our total average daily exchange fee and commission fee revenues(1)	$1,909	$1,280	$2,046	$1,570

Our Trading Volume:
U.K. Futures segment volume	102,711	64,525	35,915	26,845
U.K. Futures segment average daily volume	532	336	553	413
U.S. Futures segment volume(1)	39,910	34,537	13,388	10,654
U.S. Futures segment average daily volume(1)	235	183	221	169
OTC segment volume	123,114	92,343	45,577	43,098
OTC segment average daily volume	658	494	723	695
Our Transaction or Rate per U.K. futures contract	$1.29	$1.32	$1.29	$1.38
Our Transaction or Rate per U.S. futures agricultural contract(1)	$1.84	$1.58	$2.07	$1.55
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	53.4%	47.2%	55.9%	44.0%
Banks and financial institutions	21.2%	21.3%	21.1%	20.4%
Liquidity providers	25.4%	31.5%	23.0%	35.6%
Percentage of OTC commission fees by the top 20 customers	52.9%	57.8%	53.2%	61.9%

(1)	ICE Futures U.S. was acquired on January 12, 2007. The 2006 data is included for comparison purposes.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Overview
     Consolidated net income increased $81.7 million, or 86.6%, to $176.0 million for the nine months ended September 30, 2007 from $94.3 million for the comparable period in 2006. Net income from our U.K. futures business segment increased $40.9 million, or 112.2%, to $77.3 million for the nine months ended September 30, 2007 from $36.4 million for the comparable period in 2006, primarily due to higher transaction fees revenues. Net income from our global OTC business segment increased $11.0 million, or 22.7%, to $59.3 million for the nine months ended September 30, 2007 from $48.3 million for the comparable period in 2006. Net income in our global OTC business segment increased primarily due to higher transaction fees revenues, partially offset by $11.1 million in CBOT merger-related transaction costs incurred during the nine months ended September 30, 2007. Net income from our market data business segment increased $13.8 million, or 145.3%, to $23.4 million for the nine months ended September 30, 2007 from $9.5 million for the comparable period in 2006. Net income in our market data business segment increased primarily due to increased market data sales in our futures businesses. Net income from our U.S. futures business segment was $16.0 million for the nine months ended September 30, 2007. Consolidated operating income, as a percentage of consolidated revenues, decreased to 61.9% for the nine months ended September 30, 2007 from 64.3% for the comparable period in 2006. Consolidated net income, as a percentage of consolidated revenues, decreased to 42.4% for the nine months ended September 30, 2007 from 43.1% for the comparable period in 2006.
     Our consolidated revenues increased $196.5 million, or 89.9%, to $415.0 million for the nine months ended September 30, 2007 from $218.5 million for the comparable period in 2006. This increase is primarily attributable to increased trading volumes on our electronic trading platform, revenues derived from ICE Futures U.S. following the acquisition, and increased non-transaction revenues, primarily market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our energy futures and cleared OTC contracts.
     Consolidated operating expenses increased $79.9 million, or 102.3%, to $158.0 million for the nine months ended September 30, 2007 from $78.1 million for the comparable period in 2006. This increase is primarily attributable to $42.2 million in ICE Futures U.S. operating expenses during the nine months ended September 30, 2007, amortization expenses on the ICE Futures U.S. intangibles of $6.3 million during the nine months ended September 30, 2007, $11.1 million in CBOT merger-related transaction costs being incurred during the nine months ended September 30, 2007, and higher compensation expenses during the nine months ended September 30, 2007 due to non-cash compensation expenses recognized under SFAS No. 123(R) and an increase in our employee headcount.
Revenues
Transaction Fees
     Consolidated transaction fees increased $167.0 million, or 87.5%, to $357.8 million for the nine months ended September 30, 2007 from $190.8 million for the comparable period in 2006. Transaction fees, as a percentage of consolidated revenues, decreased to 86.2% for the nine months ended September 30, 2007 from 87.3% for the comparable period in 2006.
     Transaction fees generated in our U.K. futures business segment increased $47.4 million, or 55.3%, to $133.2 million for the nine months ended September 30, 2007 from $85.7 million for the comparable period in 2006, while declining as a percentage of consolidated revenues to 32.1% for the nine months ended September 30, 2007 from 39.2% for the comparable period in 2006. The increase in transaction fees was primarily due to an increase in our U.K. futures contract volumes and a transaction fee increase effective July 1, 2007, partially offset by an increase in the transaction fee rebates. The decline in the percentage of consolidated revenues is due to the inclusion of the ICE Futures U.S. revenues. U.K. futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading and increased trading of the ICE WTI Crude futures contract, which was launched in February 2006. Volumes in our U.K. futures business segment increased 59.2% to 102.7 million contracts traded during the nine months ended September 30, 2007 from 64.5 million contracts traded during the comparable period in 2006. The 64.5 million contracts include 2.3 million ICE WTI Crude futures contracts for which we did not charge any commissions during the nine months ended September 30, 2006. Average transaction fees per trading day for our U.K. futures business segment increased 55.3% to $694,000 per trading day for the nine months ended September 30, 2007 from $446,000 per trading day for the comparable period in 2006.
     Transaction fees generated in our global OTC business segment increased $46.5 million, or 44.2%, to $151.6 million for the nine months ended September 30, 2007 from $105.1 million for the comparable period in 2006, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 36.5% for the nine months ended September 30, 2007 from 48.1% for the comparable period in 2006. The decline in the percentage of consolidated revenues is due to the inclusion of the ICE Futures U.S. revenues. The number of transactions or trades executed in our global OTC business segment increased by 65.8% to 4.3 million trades for the nine months ended September 30, 2007 from 2.6 million trades for the comparable period in 2006. Average transaction fees per trading day for our global OTC business segment increased 43.7% to $788,000 per trading day for the nine months ended September 30, 2007 from $548,000 per trading day for the comparable period in 2006.

     Increased volumes in our global OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and weather-related volatility. Transaction fees generated by trading in North American natural gas contracts increased $30.5 million, or 37.3%, to $112.1 million for the nine months ended September 30, 2007 from $81.6 million for the comparable period in 2006. In addition, transaction fees generated by trading in North American power contracts increased $11.4 million, or 58.9%, to $30.7 million for the nine months ended September 30, 2007 from $19.3 million for the comparable period in 2006. The continued growth in trading volumes in OTC contracts can be attributed in part to the continued introduction and use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties.
     Revenues derived from electronic trade confirmation fees in our global OTC business segment increased $1.7 million, or 67.0%, to $4.3 million for the nine months ended September 30, 2007 from $2.6 million for the comparable period in 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, decreased to 1.0% for the nine months ended September 30, 2007 from 1.2% for the comparable period in 2006.
     Transaction fees generated in our U.S. futures business segment were $73.0 million for the nine months ended September 30, 2007, which represented 17.6% of consolidated revenues for the nine months ended September 30, 2007. ICE Futures U.S. was acquired on January 12, 2007 and WCE was acquired on August 27, 2007. ICE Futures U.S. adjusted its exchange fee rates effective August 1, 2007, including adding a surcharge on certain electronic trading products. Average transaction fees per trading day for our U.S. futures business segment were $427,000 for the period from January 13, 2007 to September 30, 2007.
Market Data Fees
     Consolidated market data fees increased $22.5 million, or 91.5%, to $47.1 million for the nine months ended September 30, 2007 from $24.6 million for the comparable period in 2006. This increase was primarily due to the new terminal fees and license fees that we receive from data vendors derived from ICE Futures U.S. following the acquisition, increased data access fees in our global OTC and futures markets and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our U.K. futures markets. During the nine months ended September 30, 2007 and 2006, we recognized $17.3 million and $12.3 million, respectively, in data access fees and terminal fees in our U.K. futures and global OTC business segments. The increase in the market data fees received from data vendors in our energy futures and options business segment were due to both an increase in the average fee per terminal and an increase in the number of terminals. During the nine months ended September 30, 2007 and 2006, we recognized $9.9 million and $8.5 million, respectively, in terminal and license fees from data vendors in our U.K. futures business segment. We recognized $15.0 million in terminal and license fees from data vendors in our U.S. futures business segment during the period from January 13, 2007 to September 30, 2007. ICE Futures U.S. adjusted its market data rates effective June 1, 2007. Consolidated market data fees, as a percentage of consolidated revenues, was 11.3% for the nine months ended September 30, 2007 and for the comparable period in 2006.
Other Revenues
     Consolidated other revenues increased $7.0 million to $10.1 million for the nine months ended September 30, 2007 from $3.1 million for the comparable period in 2006. This increase was primarily due to trade registration system fees of $1.7 million recognized during the nine months ended September 30, 2007 and $4.4 million in other revenues relating to ICE Futures U.S. Other revenues for ICE Futures U.S. include certification fees, grading fees, booth fees and broker telephone billing fees. Consolidated other revenues, as a percentage of consolidated revenues, increased to 2.4% for the nine months ended September 30, 2007 from 1.4% for the comparable period in 2006.
Expenses
Compensation and Benefits
     Consolidated compensation and benefits expenses increased $30.9 million, or 87.1%, to $66.5 million for the nine months ended September 30, 2007 from $35.5 million for the comparable period in 2006. This increase was primarily due to the inclusion of $19.5 million in compensation and benefits expenses relating to ICE Futures U.S. in our consolidated results for the period from January 13, 2007 to September 30, 2007, an increase in the non-cash compensation expenses and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $12.7 million for the nine months ended September 30, 2007 as compared to $6.7 million for the comparable period in 2006. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006. Our employee headcount increased from 223 employees as of September 30, 2006 to 283 employees as of September 30, 2007, excluding the ICE Futures U.S. and WCE employees. Our ICE Futures U.S. employee headcount decreased from 282 employees as of January 12, 2007, the acquisition date, to 209 employees as of September 30, 2007. WCE had 18 employees as of September 30, 2007. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 16.0% for the nine months ended September 30, 2007 from 16.3% for the comparable period in 2006.
Professional Services
     Consolidated professional services expenses increased $9.5 million, or 108.9%, to $18.2 million for the nine months ended September 30, 2007 from $8.7 million for the comparable period in 2006. This increase was primarily due to the inclusion of $5.0 million in ICE Futures U.S. professional services expenses in our consolidated results for the nine months ended September 30, 2007 and $2.6 million in professional services expenses incurred in our U.K. futures business segment relating to the establishment of ICE Clear Europe, our European clearing house we are in the process of developing. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 4.4% for the nine months ended September 30, 2007 from 4.0% for the comparable period in 2006.
Patent Royalty
     Patent royalty expenses decreased $4.7 million, or 73.2%, to $1.7 million for the nine months ended September 30, 2007 from $6.4 million for the comparable period in 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, decreased to 0.4% for the nine months ended September 30, 2007 from 2.9% for the comparable period in 2006. The patent licensing agreement terminated on February 20, 2007 and there were no patent royalty expenses after this date.
CBOT Merger-Related Transaction Costs
     CBOT merger-related transaction costs were $11.1 million for the nine months ended September 30, 2007. Consolidated CBOT merger-related transaction costs, as a percentage of consolidated revenues, were 2.7% for the nine months ended September 30, 2007. We did not incur any CBOT merger-related transaction costs during the nine months ended September 30, 2006.
Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $19.7 million, or 111.5%, to $37.3 million or the nine months ended September 30, 2007 from $17.6 million for the comparable period in 2006. This increase was primarily due to the inclusion of $14.3 million in ICE Futures U.S. selling, general and administrative expenses and increased costs of hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. We have begun to relocate our technology operations and our support systems, including our primary data center and our disaster recovery site, to Chicago. Our disaster recovery site was relocated from London to Chicago in June 2007. The primary data center is scheduled to migrate from Atlanta to Chicago in January 2008. Therefore, we have incurred some redundant costs at our technology facilities in Atlanta, London and Chicago during this transition period. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9.0% for the nine months ended September 30, 2007 from 8.1% for the comparable period in 2006.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $13.3 million, or 135.7%, to $23.2 million for the nine months ended September 30, 2007 from $9.8 million for the comparable period in 2006. This increase was primarily due to the amortization on the acquired ICE Futures U.S. intangibles of $6.3 million for the nine months ended September 30, 2007, the depreciation on the $25.8 million in fixed asset additions incurred during the nine months ended September 30, 2007 and to the inclusion of $3.1 million in ICE Futures U.S. depreciation expenses in our consolidated results for the nine months ended September 30, 2007. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 5.6% for the nine months ended September 30, 2007 from 4.5% for the comparable period in 2006.
Other Income (Expense)
     Consolidated other income increased $617,000 to $5.3 million for the nine months ended September 30, 2007 from $4.7 million for the comparable period in 2006. This increase primarily related to the gain recognized on the sale of an asset and an increase in interest income, partially offset by an increase in interest expense. We recognized a gain of $9.3 million during the nine months ended September 30, 2007 on the sale of our former disaster recovery site used for our former open-outcry physical trading floor in London. Interest income increased $3.4 million to $8.8 million for the nine months ended September 30, 2007 from $5.4 million for the comparable period in 2006 primarily due to an increase in our cash balances from the net cash provided by operations. Interest expense increased $13.0 million to $13.1 million for the nine months ended September 30, 2007 from $175,000 for the comparable period in 2006 primarily due to $11.5 million in interest expense and amortization associated with our $500 million Credit Agreement and interest expense of $1.5 million relating to the Russell License.
Income Taxes
     Consolidated tax expense increased $35.5 million to $86.4 million for the nine months ended September 30, 2007 from $50.9 million for the comparable period in 2006, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 32.9% for the nine months ended September 30, 2007 from 35.0% for the comparable period in 2006, primarily due to a decrease in the amount of U.S. taxes accrued on foreign earnings and an increase in tax credits generated, which are partially offset by higher New York state and City tax rates associated with the operations of ICE Futures U.S.
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Overview
     Consolidated net income increased $23.0 million, or 52.8%, to $66.7 million for the three months ended September 30, 2007 from $43.6 million for the comparable period in 2006. Net income from our U.K. futures business segment increased $8.9 million, or 55.1%, to $25.0 million for the three months ended September 30, 2007 from $16.1 million for the comparable period in 2006, primarily due to higher transaction fees revenues. Net income from our global OTC business segment increased $2.8 million, or 11.6%, to $26.4 million for the three months ended September 30, 2007 from $23.7 million for the comparable period in 2006. Net income in our global OTC business segment increased primarily due to higher transaction fee revenues, partially offset by an increase in interest expense associated with our $500 million Credit Agreement. Net income from our market data business segment increased $4.9 million, or 125.0%, to $8.8 million for the three months ended September 30, 2007 from $3.9 million for the comparable period in 2006. Net income in our market data business segment increased primarily due to increased market data sales in our futures businesses. Net income from our U.S. futures business segment was $6.6 million for the three months ended September 30, 2007. Consolidated operating income, as a percentage of consolidated revenues, decreased to 66.5% for the three months ended September 30, 2007 from 69.1% for the comparable period in 2006. Consolidated net income, as a percentage of consolidated revenues, decreased to 43.9% for the three months ended September 30, 2007 from 46.1% for the comparable period in 2006.
     Our consolidated revenues increased $57.1 million, or 60.3%, to $151.7 million for the three months ended September 30, 2007 from $94.7 million for the comparable period in 2006. This increase is primarily attributable to increased trading volumes on our electronic trading platform, revenues derived from ICE Futures U.S. following the acquisition, and increased non-transaction revenues, primarily market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volumes of our energy futures and cleared OTC contracts.
     Consolidated operating expenses increased $21.6 million, or 73.7%, to $50.9 million for the three months ended September 30, 2007 from $29.3 million for the comparable period in 2006. This increase is primarily attributable to $14.2 million in ICE Futures U.S. operating expenses during the three months ended September 30, 2007, amortization expenses on the ICE Futures U.S. intangibles of $2.3 million during the three months ended September 30, 2007 and higher compensation expenses during the three months ended September 30, 2007 due to non-cash compensation expenses recognized under SFAS No. 123(R) and an increase in our employee headcount.
Revenues
Transaction Fees
     Consolidated transaction fees increased $47.2 million, or 56.2%, to $131.1 million for the three months ended September 30, 2007 from $83.9 million for the comparable period in 2006. Transaction fees, as a percentage of consolidated revenues, decreased to 86.4% for the three months ended September 30, 2007 from 88.7% for the comparable period in 2006.
     Transaction fees generated in our U.K. futures business segment increased $9.2 million, or 24.8%, to $46.4 million for the three months ended September 30, 2007 from $37.2 million for the comparable period in 2006, while declining as a percentage of consolidated revenues to 30.6% for the three months ended September 30, 2007 from 39.3% for the comparable period in 2006. The increase in transaction fees was primarily due to an increase in our U.K. futures contract volumes and a transaction fee increase effective July 1, 2007, partially offset by an increase in the transaction fee rebates. The decline in the percentage of consolidated revenues was due to the inclusion of the ICE Futures U.S. revenues. U.K. futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading and increased trading of the ICE WTI Crude futures contract, which was launched in February 2006. Volumes in our U.K. futures business segment increased 33.8% to 35.9 million contracts traded during the three months ended September 30, 2007 from 26.8 million contracts traded during the comparable period in 2006. Average transaction fees per trading day for our U.K. futures business segment increased 24.8% to $714,000 per trading day for the three months ended September 30, 2007 from $572,000 per trading day for the comparable period in 2006.
     Transaction fees generated in our global OTC business segment increased $11.0 million, or 23.5%, to $57.8 million for the three months ended September 30, 2007 from $46.7 million for the comparable period in 2006, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 38.1% for the three months ended September 30, 2007 from 49.4% for the comparable period in 2006. The decline in the percentage of consolidated revenues is due to the inclusion of the ICE Futures U.S. revenues. Volumes in our global OTC business segment increased 5.8% to 45.6 million contracts traded during the three months ended September 30, 2007 from 43.1 million contracts traded during the comparable period in 2006. Average transaction fees per trading day for our global OTC business segment increased 20.6% to $890,000 per trading day for the three months ended September 30, 2007 from $738,000 per trading day for the comparable period in 2006.
     Increased volumes in our global OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and increased hedging activity. North American natural gas volume increased 5.3% to 42.4 million contracts traded during the three months ended September 30, 2007 from 40.3 million contracts traded during the comparable period in 2006. Transaction fees generated by trading in North American natural gas contracts increased $4.7 million, or 12.8%, to $41.7 million for the three months ended September 30, 2007 from $37.0 million for the comparable period in 2006. North American power volume increased 18.8% to 2.1 million contracts traded during the three months ended September 30, 2007 from 1.8 million contracts traded during the comparable period in 2006. Transaction fees generated by trading in North American power contracts increased $4.1 million, or 51.0%, to $12.2 million for the three months ended September 30, 2007 from $8.1 million for the comparable period in 2006.
     Revenues derived from electronic trade confirmation fees in our global OTC business segment increased $693,000, or 70.1%, to $1.7 million for the three months ended September 30, 2007 from $988,000 for the comparable period in 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, increased to 1.1% for the three months ended September 30, 2007 from 1.0% for the comparable period in 2006.
     Transaction fees generated in our U.S. futures business segment were $26.9 million for the three months ended September 30, 2007, which represented 17.8% of consolidated revenues for the three months ended September 30,

2007. ICE Futures U.S. was acquired on January 12, 2007 and WCE was acquired on August 27, 2007. ICE Futures U.S. adjusted its exchange fee rates effective August 1, 2007, including adding a surcharge on certain electronic trading products. Transaction fees generated by WCE from August 27, 2007 to September 30, 2007 were $393,000. Average transaction fees per trading day for our U.S. futures business segment were $442,000 for the three months ended September 30, 2007.
Market Data Fees
     Consolidated market data fees increased $7.5 million, or 76.7%, to $17.2 million for the three months ended September 30, 2007 from $9.7 million for the comparable period in 2006. This increase was primarily due to the new terminal fees and license fees that we receive from data vendors derived from ICE Futures U.S. following the acquisition, increased data access fees in our global OTC and futures markets and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from our U.K. futures markets. During the three months ended September 30, 2007 and 2006, we recognized $6.3 million and $5.5 million, respectively, in data access fees and terminal fees in our U.K. futures and global OTC business segments. The increase in the market data fees received from data vendors in our energy futures and options business segment were due to both an increase in the average charge per terminal and an increase in the number of terminals. During the three months ended September 30, 2007 and 2006, we recognized $3.3 million and $2.9 million, respectively, in terminal and license fees from data vendors in our U.K. futures business segment. We recognized $5.8 million in terminal and license fees from data vendors in our U.S. futures business segment during the three months ended September 30, 2007. ICE Futures U.S. adjusted its market data rates effective June 1, 2007. Consolidated market data fees, as a percentage of consolidated revenues, increased to 11.4% for the three months ended September 30, 2007 from 10.3% for the comparable period in 2006.
Other Revenues
     Consolidated other revenues increased $2.4 million to $3.4 million for the three months ended September 30, 2007 from $976,000 for the comparable period in 2006. This increase was primarily due to trade registration system fees of $579,000 recognized during the three months ended September 30, 2007 and $1.6 million in other revenues relating to ICE Futures U.S. Consolidated other revenues, as a percentage of consolidated revenues, increased to 2.3% for the three months ended September 30, 2007 from 1.0% for the comparable period in 2006.
Expenses
Compensation and Benefits
     Consolidated compensation and benefits expenses increased $10.0 million, or 77.2%, to $23.0 million for the three months ended September 30, 2007 from $13.0 million for the comparable period in 2006. This increase was primarily due to the inclusion of $6.1 million in ICE Futures U.S. compensation and benefits expenses, an increase in the non-cash compensation expenses and an increase in our employee headcount during the three months ended September 30, 2007. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $5.0 million for the three months ended September 30, 2007 as compared to $1.9 million for the comparable period in 2006. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006. Our employee headcount increased from 223 employees as of September 30, 2006 to 283 employees as of September 30, 2007, excluding the ICE Futures U.S. and WCE employees. Our ICE Futures U.S. employee headcount decreased from 282 employees as of January 12, 2007, the acquisition date, to 209 employees as of September 30, 2007. WCE had 18 employees as of September 30, 2007. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 15.2% for the three months ended September 30, 2007 from 13.7% for the comparable period in 2006.
Professional Services
     Consolidated professional services expenses increased $3.9 million, or 137.6%, to $6.7 million for the three months ended September 30, 2007 from $2.8 million for the comparable period in 2006. This increase was primarily due to the inclusion of $2.3 million in ICE Futures U.S. professional services expenses in our consolidated results for the three months ended September 30, 2007 and due to $1.2 million in professional services expenses incurred in our U.K. futures business segment relating to the establishment of ICE Clear Europe, the development of our European clearing house. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 4.4% for the three months ended September 30, 2007 from 3.0% for the comparable period in 2006.
Patent Royalty
     The patent licensing agreement terminated in February 2007 and there were no patent royalty expenses for the three months ended September 30, 2007. Patent royalty expenses were $3.2 million for the three months ended September 30, 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, were 3.3% for the three months ended September 30, 2006.
Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $5.2 million, or 73.4%, to $12.2 million for the three months ended September 30, 2007 from $7.0 million for the comparable period in 2006. This increase was primarily due to the inclusion of $4.5 million in ICE Futures U.S. selling, general and administrative expenses in our consolidated results for the three months ended September 30, 2007 and due to increased costs of hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. We have begun to relocate our technology operations and our support systems, including our primary data center and our disaster recovery site, to Chicago. Our disaster recovery site was relocated from London to Chicago in June 2007. The primary data center is scheduled to migrate from Atlanta to Chicago beginning in early 2008. Therefore, we have incurred some redundant costs at our technology facilities in Atlanta, London and Chicago during this transition period. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 8.0% for the three months ended September 30, 2007 from 7.4% for the comparable period in 2006.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $5.6 million, or 167.5%, to $8.9 million for the three months ended September 30, 2007 from $3.3 million for the comparable period in 2006. This increase was primarily due to the inclusion of $1.3 million in ICE Futures U.S. depreciation expenses in our consolidated results for the three months ended September 30, 2007, the depreciation on the $25.8 million in fixed asset additions incurred during the nine months ended September 30, 2007 and the amortization on the acquired ICE Futures U.S. intangibles of $2.3 million for the three months ended September 30, 2007. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 5.9% for the three months ended September 30, 2007 from 3.5% for the comparable period in 2006.
Other Income (Expense)
     Consolidated other income (expense) decreased to net other expense of $1.6 million for the three months ended September 30, 2007 from net other income of $2.7 million for the comparable period in 2006. This decrease primarily related to an increase in interest expense, partially offset by an increase in interest income. Interest expense increased to $5.0 million for the three months ended September 30, 2007 from $56,000 for the comparable period in 2006 primarily due to $4.0 million in interest expense and amortization associated with our $500 million Credit Agreement and interest expense of $1.5 million relating to the Russell licensing agreement. Interest income increased $168,000 to $3.1 million for the three months ended September 30, 2007 from $3.0 million for the comparable period in 2006 primarily due to an increase in our cash balances from the net cash provided by operations.
Income Taxes
     Consolidated tax expense increased $8.1 million to $32.6 million for the three months ended September 30, 2007 from $24.5 million for the comparable period in 2006, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 32.8% for the three months ended September 30, 2007 from 35.9% for the comparable period in 2006, primarily due to a decrease in the amount of U.S. taxes accrued on foreign earnings and an increase in tax credits generated, which are partially offset by higher New York state and City tax rates associated with the results of ICE Futures U.S.

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

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007(1)	2007(2)	2006	2006
	(In thousands)
Revenues:
Transaction fees, net:
Futures:
Brent crude futures	$22,071	$21,796	$22,121	$18,003	$17,357
Sugar futures	10,814	12,430	7,251	—	—
Other futures products and options	40,448	36,559	32,703	19,697	19,832
OTC:
North American natural gas	41,665	34,275	36,183	35,655	36,954
North American power	12,212	9,713	8,797	7,891	8,088
Other commodities markets	2,199	1,237	1,044	610	717
Electronic trade confirmation services	1,681	1,362	1,242	943	989
Market data fees	17,225	15,846	14,019	9,647	9,749
Other	3,420	3,436	3,248	2,818	976

Total revenues	151,735	136,654	126,608	95,264	94,662

Operating expenses:
Compensation and benefits	23,009	21,717	21,758	14,214	12,987
Professional services	6,650	6,714	4,863	2,671	2,798
Patent royalty	—	—	1,705	2,676	3,151
CBOT merger-related transaction costs(1)	144	10,944	—	—	—
Selling, general and administrative	12,170	13,002	12,130	7,629	7,017
Depreciation and amortization	8,898	7,748	6,509	3,890	3,327

Total operating expenses	50,871	60,125	46,965	31,080	29,280

Operating income	100,864	76,529	79,643	64,184	65,382
Other income (expense), net(2)	(1,590)	(1,322)	8,221	3,216	2,731
Income tax expense	32,593	21,514	32,278	18,408	24,467

Net income	$66,681	$53,693	$55,586	$48,992	$43,646

(1)	The financial results for the three months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs, or $7.1 million after tax.

(2)	The financial results for the three months ended March 31, 2007 include the results of ICE Futures U.S. for the period from January 13, 2007 to March 31, 2007 and also include a gain of $9.3 million, or $5.8 million after tax, relating to the sale our former open-outcry disaster recovery site in London.
Liquidity and Capital Resources
     Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal liquidity and capital requirements have been to fund capital expenditures, working capital, strategic acquisitions, and marketing and development of our electronic trading platform. We may need to incur additional debt or issue additional equity to make strategic acquisitions or investments in the future. We financed the cash portion of the merger with ICE Futures U.S. with cash on hand and borrowings under a senior unsecured credit facility discussed below. We financed the other acquisitions we made in the first nine months of 2007 with cash on hand.

Cash and Cash Equivalents, Short-term Investments and Restricted Cash
     We had consolidated cash and cash equivalents of $92.8 million and $204.3 million as of September 30, 2007 and December 31, 2006, respectively. We had $100.3 million and $77.4 million in short-term investments as of September 30, 2007 and December 31, 2006, respectively, and $21.3 million and $16.2 million in current and noncurrent restricted cash as of September 30, 2007 and December 31, 2006, respectively. We consider all short-term, highly-liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with remaining maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted cash. The decrease in the cash and cash equivalents and in short-term investments was primarily due to the cash we used in connection with the acquisitions that we completed in the first nine months of 2007.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$185,589	$91,614
Investing activities	(559,364)	(79,958)
Financing activities	262,268	35,663
Effect of exchange rate changes	75	2,861

Net (decrease) increase in cash and cash equivalents	$(111,432)	$50,180

Operating Activities
     Consolidated net cash provided by operating activities was $185.6 million and $91.6 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $94.0 million increase in net cash provided by operating activities for the nine months ended September 30, 2007 from the comparable period in 2006 is primarily due to the $11.0 million increase in the global OTC business segment’s net income, the $13.8 million increase in the market data business segment’s net income, and the $40.9 million increase in the U.K. futures business segment’s net income for the nine months ended September 30, 2007 from the comparable period in 2006 and due to the $16.0 million in the U.S. futures business segment’s net income for the period from January 13, 2007 to September 30, 2007. These amounts were partially offset by $47.6 million in excess tax benefits from stock-based compensation.
Investing Activities
     Consolidated net cash used in investing activities was $559.4 million and $80.0 million for the nine months ended September 30, 2007 and 2006, respectively. The consolidated net cash used in investing activities for the nine months ended September 30, 2007 primarily relates to the $455.7 million in cash paid for acquisitions, net of cash acquired, and $58.6 million in cash paid for intangible assets, primarily the Russell licensing agreement. These activities also relate to sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had a net increase in investments classified as available-for-sale of $18.9 million and $63.8 million for the nine months ended September 30, 2007 and 2006, respectively. We incurred capitalized software development costs of $8.5 million and $4.7 million for the nine months ended September 30, 2007 and 2006, respectively, and we had capital expenditures of $25.8 million and $8.4 million for the nine months ended September 30, 2007 and 2006, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform and relocation of our primary data center and disaster recovery site.

Financing Activities
     Consolidated net cash provided by financing activities was $262.3 million and $35.7 million for the nine months ended September 30, 2007 and 2006, respectively. Consolidated net cash provided by financing activities for the nine months ended September 30, 2007 primarily relates to the $250.0 million in proceeds received from borrowings under the credit agreement and $47.6 million in excess tax benefits generated from stock-based compensation, partially offset by $21.7 million in cash payments related to treasury shares received for restricted stock and stock option tax payments as well as $18.8 million in repayments under the credit agreement.
Loan Agreements
     We financed the cash portion of the ICE Futures U.S. acquisition with cash on hand and borrowings under a senior unsecured credit facility, or the Credit Agreement, dated January 12, 2007 that we entered into with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. In connection with the Credit Agreement, we terminated our previous $50.0 million credit facility with Wachovia, under which no borrowings were outstanding. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million, which we collectively refer to as the Credit Facilities. In connection with the acquisition, we used the proceeds of the $250.0 million term loan along with $166.8 million of cash on hand to finance the $416.8 million cash component of the acquisition and acquisition related expenses. Under the terms of the Credit Agreement, we can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger with ICE Futures U.S., which is January 12, 2010. We have agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S. The remaining amount under the revolving credit facility can be used by us for general corporate purposes.
     Loans under the Credit Facilities shall, at our option, bear interest on the principal amount outstanding at either: (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on our total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As of September 30, 2007, we have a $231.3 million three-month LIBOR loan outstanding with a stated interest rate of 5.82%, including the applicable margin rate of 0.625%. For the borrowings under the term loan facility, we began making payments on June 30, 2007, and will make payments quarterly thereafter until the fifth anniversary of the closing date of the merger with ICE Futures U.S., which will be January 12, 2012. The Credit Agreement includes an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on our total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.125% at September 30, 2007.
     The Credit Agreement requires us to use 100% of the net cash proceeds raised from debt issuances or asset dispositions, with certain limited exceptions, to prepay outstanding loans under the Credit Facilities. With limited exceptions, we may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty upon written notice to the Administrative Agent. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with all applicable covenants under the Credit Agreement.
     WCE has arranged a total of $100,000 in revolving demand credit facilities with the Toronto Dominion Bank, at prime rate of interest. Investments in the amount of $100,000 have been pledged as security. WCE Clearing Corporation has arranged a total of $3.0 million in revolving standby credit facilities with the Royal Bank of Canada to provide liquidity in the event of default by a clearing participant. Borrowings under the revolving standby credit facilities, which are required to be collateralized, bear interest based on the prime rate plus 0.75%. There are no borrowings outstanding under either of these facilities and WCE and WCECC are currently in compliance with all applicable covenants under these facilities as applicable to the respective entities.

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
Off-Balance Sheet Arrangements
     We do not have any relationships with unconsolidated entities or financial partnerships, which have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purposes.
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standard Board, or FASB, issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 will be effective for us beginning in fiscal year 2008. We are currently evaluating the impact of the pending adoption of SFAS No. 157 on our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, (“SFAS No. 159”), which permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for us beginning in fiscal year 2008. We are currently evaluating the impact of the pending adoption of SFAS No. 159 on our financial statements.
Recently Adopted Accounting Pronouncements
     In June 2006, the FASB issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized a charge of $83,000 to the January 1, 2007 retained earnings balance. As of the adoption date, we had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect our effective tax rate. We recorded a decrease to unrecognized tax benefits of $2.7 million as of September 30, 2007, of which $817,000 increased income tax expense and $977,000 decreased income tax expense for the nine months and three months ended September 30, 2007, respectively. We recognize interest accruals related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Estimated interest accrued related to the unrecognized tax benefits totaled $106,000 for the nine months ended September 30, 2007. Accrued interest and penalties were $1.5 million and $1.6 million as of January 1, 2007 and September 30, 2007, respectively.
     We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.
Critical Accounting Policies and Estimates
     Through September 30, 2007, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk and foreign currency exchange rate risk. We do not engage in derivative transactions or otherwise to hedge these risks.
Interest Rate Risk
     We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, current and noncurrent restricted cash and indebtedness. As of September 30, 2007 and December 31, 2006, our cash and cash equivalents, short-term investments and current and noncurrent restricted cash were $214.4 million and $297.8 million, respectively, of which $14.4 million and $23.5 million, respectively, were denominated in pounds sterling and Canadian dollars. The remaining investments are denominated in U.S. dollars. We would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.
     At September 30, 2007, we had outstanding a $231.3 million term loan under our credit facilities which is subject to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $2.3 million, assuming no change in the volume or composition of our debt.
Foreign Currency Exchange Rate Risk
     In connection with our acquisition of WCE in August 2007, we now have foreign currency translation risk equal to our net investment in certain Canadian subsidiaries. The revenues, expenses and financial results of these Canadian subsidiaries are denominated in Canadian dollars, which is the functional currency of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of September 30, 2007, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $31.0 million.
     We also have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $290,000 and ($516,000) for the nine months ended September 30, 2007 and 2006, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.8839 for the nine months ended September 30, 2006 to 1.9876 for the nine months ended September 30, 2007.
     We have historically generated a significant portion of our revenues from sales to participants located outside of the United States, principally in the United Kingdom. Of our consolidated revenues, 1.0% and 10.9% were denominated in either pounds sterling or Canadian dollars for the nine months ended September 30, 2007 and 2006, respectively. Of our consolidated operating expenses, 16.1% and 30.5% were denominated in either pounds sterling or Canadian dollars for the nine months ended September 30, 2007 and 2006, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. Our operating expenses, certain of which are denominated in pounds sterling, increased $1.3 million for the nine months ended September 30, 2007 as compared to the same period in the prior year due to the 5.5% increase in the average exchange rate of pounds sterling to the U.S. dollar for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.
     As of the second quarter of 2006, we began charging exchange fees in U.S. dollars rather than in pounds sterling in our key U.K. futures contracts, including crude oil and heating oil contracts. All sales in our business are now denominated in U.S. dollars, except for some small futures contracts in our U.K. futures business segment and sales through our Canadian subsidiaries. We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our U.K. subsidiaries financial statements that are denominated in pounds sterling. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
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
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.
     (b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.
Part II. Other Information
Item 1. Legal Proceedings
NYMEX Claim of Infringement
     On September 29, 2005, the U.S. District Court for the Southern District of New York granted our motion for summary judgment dismissing all claims brought by NYMEX against us in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by us on the basis of our use of NYMEX’s publicly available settlement prices in two of our cleared OTC contracts. The complaint also alleged that we infringe and dilute NYMEX’s trademark rights by referring to NYMEX trademarks in certain of our swap contract specifications and that we tortiously interfered with a contract between NYMEX and the data provider that provides us with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and we had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in our favor on all claims, NYMEX appealed the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. On August 1, 2007, the Second Circuit Court of Appeals affirmed the District Court’s grant of motion for summary judgment in our favor. On August 15, 2007, NYMEX filed a Combined Petition for Panel Rehearing and Rehearing En Banc, requesting that the case be reheard before the Second Circuit Court of Appeals. On October 25, 2007, the Second Circuit Court of Appeals denied NYMEX’s Combined Petition for a rehearing.
Klein v. ICE Futures U.S.; ICE Futures U.S. v. Klein
     On July 26, 2000, Klein & Co. Futures, Inc., or Klein, commenced a civil action, referred to as the Klein Action, in the United States District Court for the Southern District of New York (00 Civ. 5563) against numerous defendants, including ICE Futures U.S., various affiliates of ICE Futures U.S. and officials of ICE Futures U.S. and/or its affiliates. Klein’s claims arise out of its collapse in the wake of the recalculation of settlement prices for futures and options on the Pacific Stock Exchange Technology Index (an index of technology stocks) in May 2000. Klein purported to allege federal claims arising under the CEA and various state law claims. On February 18, 2005, the District Court dismissed Klein’s CEA claims with prejudice in accordance with Section 22(b) of the CEA for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. That decision was affirmed on September 18, 2006, by a panel of the United States Court of Appeals for the Second Circuit, and a

subsequent motion for rehearing insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against ICE Futures U.S. and certain of its affiliates was denied. Klein then filed a petition in the United States Supreme Court seeking to appeal the decision of the United States Circuit Court on March 14, 2007. The petition was granted and the appeal is scheduled to be heard before the United States Supreme Court on October 29, 2007.
     In March 2007, Klein filed a parallel action in the Supreme Court of the State of New York, New York County, against certain defendants, including ICE Futures U.S. and its former president. The action alleges a claim of slander and libel against ICE Futures U.S. and its former president relating to ICE Futures U.S.’s statement in May 2000 that, in connection with Klein’s collapse, Klein had misused its customer funds to pay its obligations to ICE Futures U.S.’s clearing house. In May 2007, ICE Futures U.S. filed a motion to dismiss on multiple grounds. Oral argument was held in August 2007 and the court has not yet decided the motion.
     Also, on May 14, 2001, ICE Futures U.S. and ICE Clear U.S. commenced an action, referred to as ICE Futures U.S.’s Action, in the United States District Court for the Southern District of New York (01 Civ. 4071) against Klein. ICE Futures U.S. and ICE Clear U.S. commenced this action in their capacity as the assignees of certain claims that were held against Klein by its former customers. ICE Futures U.S.’s Action seeks to recover money owed by Klein to those customers in the wake of Klein’s collapse. In the same decision that dismissed the Klein action, the District Court dismissed all of Klein’s counterclaims against ICE Futures U.S., denied ICE Futures U.S.’s motion for judgment on the pleadings and found that the complaint in ICE Futures U.S.’s Action did not state a claim for which relief could be granted. However, the District Court granted ICE Futures U.S. leave to replead. On April 14, 2005, ICE Futures U.S. and ICE Clear U.S. filed an amended complaint, which Klein subsequently moved to dismiss. ICE Futures U.S. and ICE Clear U.S. opposed that motion which, although fully briefed since August 5, 2005, has not yet been decided by the court.
Altman et al v. ICE Futures U.S.
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits, or Permit Holders, of ICE Futures U.S. seeking declaratory, monetary and injunctive relief with respect to the merger. Plaintiffs alleged that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, or NPCL, ICE Futures U.S.’s Permit Holders, including plaintiffs, were not permitted to vote with respect to the merger and would not receive any part of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. The court also denied the plaintiffs’ motion for a preliminary injunction. The Permit Holders have filed a notice of appeal, and the time within which the Permit Holders may perfect their appeal has not yet expired.
Item 1A. Risk Factors
     The “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 include detailed discussions of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the above referenced Form 10-K and Form 10-Qs.
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
     Following our merger with ICE Futures U.S., we own and operate a clearing house through ICE Clear U.S. ICE Clear U.S. operates as a registered Derivatives Clearing Organization under the oversight of the CFTC and serves as the designated clearing house for all trades executed on ICE Futures U.S.’s exchange. As previously announced, we intend to expand our clearing operations globally by establishing a wholly-owned clearing house in Europe, which is named ICE Clear Europe. The successful establishment of ICE Clear Europe is subject to a number of risks and uncertainties, including obtaining appropriate regulatory approvals in the U.K., building out or procuring appropriate clearing house technology and integrating that technology with ICE Futures Europe and our OTC business, and ultimately the acceptance of the clearing house by futures commission merchants and trading participants who will be the users of the clearing house.  We submitted an application with the FSA for ICE Clear Europe to become a Recognized Clearing House and are currently in the process of responding to inquiries from the FSA regarding the application as we continue to execute on our plan to establish the clearing house. We cannot assure you that we will be able to obtain regulatory approval for ICE Clear Europe or that we will execute our business plan in a timely manner.
     If our clearing services are delayed, suspended or interrupted and we are unable to provide clearing services to our customers through an alternate provider on a timely basis, our business, financial condition and results of operations would be materially and adversely affected. In particular, if ICE Clear Europe is not able to provide clearing services for our energy futures products, or we do not obtain clearing services from an alternate provider, following the termination of our agreement with LCH.Clearnet, we may be unable to operate certain of our energy futures markets. For the years ended December 31, 2006, 2005 and 2004, transaction fees generated by our UK futures business, which are also referred to as exchange fees, accounted for 39.3%, 36.7% and 42.0%, respectively, of our consolidated revenues.
     In addition, if ICE Clear U.S. or ICE Clear Europe is not able to provide clearing services relating to our OTC business following the termination of our agreements with LCH.Clearnet, we may be unable to offer clearing services in connection with trading certain OTC contracts in our markets for a considerable period of time. For the years ended December 31, 2006, 2005 and 2004, transaction fees derived from trading in cleared OTC contracts accounted for 38.6%, 37.5% and 21.7%, respectively, of our consolidated revenues. Our cleared OTC contracts have been a significant component of our business, and accounted for 71.8%, 69.3% and 47.6% of revenues, net of the intersegment fees, generated by our OTC business for the years ended December 31, 2006, 2005 and 2004, respectively.
     Owning a clearing house exposes us to risks related to the cost of operating the clearing house and the risk of defaults by our participants clearing trades through our clearing house.
     Operating clearing houses requires material ongoing expenditures and consumes a significant portion of management’s time. We cannot assure you that our clearing arrangements will continue to be satisfactory to our participants or will not require additional substantial systems modifications to accommodate them in the future. The transition to new clearing facilities for many of our participants could be disruptive and costly. Our operation of clearing houses may not be as successful and may not provide us the benefits we anticipated. In addition, our operation of these clearing houses may not generate sufficient revenues to cover the expenses we incur.
     There are risks inherent in operating a clearing house, including exposure to the credit risk of clearing members and defaults by clearing members could subject our business to substantial losses. Although our clearing houses currently have policies and procedures to help ensure that clearing members can satisfy their obligations (and ICE Clear Europe will adopt comparable policies and procedures), such policies and procedures may not succeed in preventing defaults. We also have in place or will establish, as appropriate, various measures intended to enable our clearing houses to cover any default and maintain liquidity, such as deposits in a guaranty fund. However, we cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Additionally, the default of any one of the clearing members could cause our customers to lose confidence in the guarantee of ICE Clear U.S., or ICE Clear Europe following recognition, which would have an adverse affect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number		Description of Document
10.1	—	First Amendment to Credit Agreement among IntercontinentalExchange, Inc. and Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein dated as of August 24, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 30, 2007, File No. 001-32671).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC.
Date: October 26, 2007	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)