Form 10-K
period 2007-12-31
INTERCONTINENTALEXCHANGE INC
filed 2008-02-13
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32671

INTERCONTINENTALEXCHANGE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2555670 (IRS Employer Identification Number)

2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)

(770) 857-4700
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,811,206,389. As of February 11, 2008, the number of shares of the registrant’s Common Stock outstanding was 70,135,975 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

i

PART I

In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires:

•	“IntercontinentalExchange”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc. and its consolidated subsidiaries.

•	“ICE Futures Europe” refers to our wholly-owned subsidiary, which, prior to September 3, 2007, operated as ICE Futures and which, prior to October 25, 2005, operated as the International Petroleum Exchange, or the IPE.

•	“ICE Futures U.S.” refers to our wholly-owned subsidiary that we acquired on January 12, 2007, and which prior to our acquisition, operated as the Board of Trade of the City of New York, Inc., or NYBOT, a member-owned not-for-profit corporation, and after our acquisition, operated as the Board of Trade of the City of New York, Inc., or NYBOT, a wholly-owned subsidiary of IntercontinentalExchange. On September 3, 2007, we renamed NYBOT “ICE Futures U.S.”. “ICE Clear U.S.” refers to ICE Futures U.S.’s wholly-owned clearing subsidiary which previously operated as the New York Clearing Corporation, or NYCC.

•	“ICE Futures Canada” refers to our wholly-owned subsidiary that we acquired on August 27, 2007 and which previously operated as the Winnipeg Commodity Exchange, Inc, or the WCE. “ICE Clear Canada”, refers to ICE Futures Canada’s wholly-owned clearing subsidiary which previously operated as WCE Clearing Corporation, or WCECC.

Due to rounding, figures in tables may not sum exactly.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements and other factors that may affect our performance include, but are not limited to:

•	our expectations regarding the business environment in which we operate and trends in our industry, including increasing competition;

•	our initiative to establish a European clearing house to clear our energy futures and cleared OTC business and our ability to commence operations and transition positions from a third party;

•	our ability to keep pace with rapid technological developments;

•	the accuracy of our cost estimates and expectations;

•	our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures, at least through the end of 2009;

•	our ability, on a timely and cost-effective basis, to increase the connectivity to our marketplace, expand our market data business, develop new products and services, and pursue select strategic acquisitions and alliances, all on a timely, cost-effective basis;

•	our ability to maintain existing market participants and attract new ones;

•	our ability to protect our intellectual property rights, including the costs associated with such protection, and our ability to operate our business without violating the intellectual property rights of others;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	potential adverse litigation results; and

•	our belief in our electronic platform and disaster recovery system technologies, as well as our ability to gain access on a timely basis to comparable products and services if our key technology contracts were terminated.

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

General

We are a leading operator of regulated futures exchanges as well as global over-the-counter, or OTC, markets. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of energy products in futures and both cleared and bilateral OTC markets. Through our widely-distributed electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities and financial contracts and allows our participants to optimize their trading, risk management and hedging operations. We conduct our OTC business directly through IntercontinentalExchange as an Exempt Commercial Market under the Commodity Exchange Act, or CEA. We conduct our regulated U.K. futures markets through our wholly-owned subsidiary, ICE Futures Europe. ICE Futures Europe is the largest energy futures exchange outside of North America, as measured by 2007 traded contract volume, and one of the top 10 commodity exchanges in the world, according to the Futures Industry Association. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. We completed our acquisition of ICE Futures U.S. on January 12, 2007 and our acquisition of ICE Futures Canada on August 27, 2007.

ICE Futures U.S. has a wholly-owned clearing house subsidiary, ICE Clear U.S. ICE Futures Canada has a wholly-owned clearing house subsidiary, ICE Clear Canada. Our clearing houses are designed to ensure the safety and soundness of our markets. Our clearing houses serve as a counterparty to every trade — becoming the buyer to each seller of a futures contract and the seller to each buyer. This process substantially reduces credit risk to our customers.

Our Business

We operate diverse markets that are globally accessible, promote price transparency and offer participants the opportunity to trade a variety of energy, soft agricultural and agricultural commodities and financial products. Our core products include contracts based on crude and refined oil products, natural gas and power, and emissions, as well as sugar, cotton, coffee, cocoa, canola and orange juice along with foreign exchange and index products. Our derivative and physical products provide participants with a means for managing risks associated with changes in the prices of these commodities, asset allocation, ensuring physical delivery of select commodity products, speculation and arbitrage. The majority of our trading volume is financially, or cash settled, meaning that settlement is made through cash payments based on the difference between the purchase price of the contract and the value of the underlying commodity at contract expiration, rather than through physical delivery of the commodity itself. We offer futures, options and swaps, which are based on underlying commodity products, and are listed primarily on our electronic trading platform. We also offer open-outcry trading and privately negotiated transactions for certain products.

Trading in futures, options on futures, and OTC products offers a way to protect against — and potentially profit from — price changes in financial instruments and physical commodities. Futures contracts are standardized agreements to buy or sell a commodity or financial product at a specified price in the future. The buyer and seller of a futures contract agree on a price today for a product to be delivered or settled and paid for in the future. Each contract specifies the quantity of the product and the time of delivery or payment. An option on a futures contract is the right, but not the obligation, to buy or sell a futures contract at a specified price on or before a certain expiration date. In the OTC markets, swap contracts are the primary instrument used to reduce or gain exposure to price movements related to a commodity or financial product. Swap contracts are typically less standardized than futures contracts, and are typically financially settled against either a futures contract price or an index price in order to hedge against or gain exposure to commodity price fluctuations. Our customer base includes professional traders, financial institutions, institutional and individual investors, corporations, manufacturers, commodity producers and refiners, and governmental bodies.

All futures and options contracts are cleared through a central clearing house. In contrast, we also offer OTC swap contracts that can be traded on a bilateral basis and certain OTC contracts that can be traded on a cleared basis. Bilateral contracts are settled between counterparties, while cleared contracts are novated to a clearing house, where they are marked to market and margined daily before final settlement at expiration. We do not take proprietary trading positions in any contracts in our markets.

We operate our European, Canadian and OTC markets exclusively on our electronic platform, and we currently offer ICE Futures U.S.’s markets on both our electronic platform and through an open-outcry trading floor based in New York City. In December 2007, we announced our intention to end open-outcry trading for futures contracts at ICE Futures U.S. at the end of February 2008, although we will continue to offer open-outcry trading for all options on futures contracts at ICE Futures U.S. We believe that electronic trading offers substantial benefits to market participants. In contrast to alternate means of trade execution, market participants executing trades electronically on our platform are able to achieve improved trade execution and cost efficiencies through firm posted prices and greater speed and market transparency, reduced trading errors and reduced need for market intermediaries. In addition to trade execution, our electronic platform offers a comprehensive suite of trading-related services, including electronic trade confirmation and access to clearing services. Through our electronic platform, we facilitate straight-through processing of trades, with the goal of providing seamless integration of front-, back-and mid-office trading and risk management activities.

We operate and manage our business on the basis of three segments: our futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to note 21 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. For financial disclosure related to our geographic areas, refer to note 21 to our consolidated financial statements.

Futures Marketplaces

ICE Futures Europe operates as a Recognized Investment Exchange in the United Kingdom, where it is regulated by the United Kingdom Financial Services Authority, or FSA. ICE Futures Europe was founded in 1980 as a traditional open-outcry auction market by a group of leading energy and financial services companies. Today, ICE Futures Europe operates exclusively as an electronic exchange. Trades in our energy futures markets may only be executed in the name of exchange members for the members’ own account or their customers’ account. Our members and their customers include many of the world’s largest energy companies and leading financial institutions.

ICE Futures U.S. is the leading global futures and options exchange for trading in a broad array of “soft” agricultural commodities, including cocoa, coffee, cotton, frozen concentrated orange juice, or FCOJ, and sugar. ICE Futures U.S. also provides trading in futures and options contracts for a variety of financial products, including its futures and options contracts based on the U.S. Dollar Index, or USDX. ICE Futures U.S. operates as a Designated Contract Market and is regulated by the Commodity Futures Trading Commission, or CFTC. Until February 2, 2007, ICE Futures U.S. operated exclusively as an open-outcry exchange and provided floor-based trading for all of its contracts. On that date, ICE Futures U.S. introduced its core soft commodity contracts for trading on our electronic platform, and has subsequently also introduced the Russell index, currency pairs and USDX futures contracts electronically.

ICE Futures U.S. owns its own clearing house, ICE Clear U.S., which clears and settles contracts traded on, or subject to, the rules of ICE Futures U.S. ICE Clear U.S. is a Derivatives Clearing Organization and is regulated by the CFTC. In 2005, ICE Clear U.S. implemented the Extensible Clearing System, known as ECS, which is a flexible Internet-based clearing system. ECS has permitted ICE Clear U.S. to provide its clearing members with real-time clearing information and the ability to scale and complete clearing processes more efficiently.

ICE Futures Canada is Canada’s only agricultural futures and options exchange and North America’s first fully electronic futures commodity exchange. Based in Winnipeg, ICE Futures Canada offers futures and options contracts on canola, domestic feed wheat, and western barley. For over a century ICE Futures Canada, and its predecessor companies, have operated regulated futures markets that bring together agricultural industry participants, traders, and investors to engage in price discovery, price risk transfer and price dissemination for the markets. ICE Futures Canada is a recognized commodity futures exchange under the provisions of The Commodity Futures Act (Manitoba), or the CFA, and is regulated by the Manitoba Securities Commission, or MSC.

ICE Futures Canada owns it own clearing house, ICE Clear Canada, which clears and settles contracts traded on, or subject to, the rules of ICE Futures Canada. ICE Clear Canada is a recognized clearing house under the provisions of the CFA and is regulated by the MSC.

OTC Marketplace

In our OTC business, we operate over-the-counter energy markets through our globally distributed electronic platform. We offer trading in thousands of OTC contracts, covering a broad range of energy-related products and contract types. These contracts include derivative contracts as well as contracts that provide for physical delivery of the underlying commodity, principally relating to natural gas, power, natural gas liquids, chemicals and crude and refined oil products. We are able to offer a wide range of derivative contracts in our OTC markets due to the availability of various combinations of commodities, product types, delivery “hub” locations and terms or settlement dates for a given contract. In 2007, we acquired ChemConnect Inc. and Chatham Energy, and as a result, have expanded our markets to include natural gas liquids, chemicals and natural gas options contracts. Our OTC market participants include many of the world’s largest energy companies, leading financial institutions and proprietary trading firms, as well as natural gas distribution companies and utilities. Participants in our OTC markets must qualify as eligible commercial entities under the CEA.

Market Data

We offer a variety of market data services for both futures and OTC markets through our market data subsidiary, ICE Data, which we established in 2002 to meet the growing demand for objective, transparent and verifiable energy market data. ICE Data compiles and repackages market data derived from trading activity on our platform into information products that are sold to a broad customer base extending beyond our core trading community.

Since its inception, ICE Data has expanded to provide data services covering our energy futures and OTC markets, as well as soft agricultural and agricultural commodities, equity indices and currency pairs. Market data services for these segments include publication of daily indices, access to historical price and other data, view only access to our trading platform, end of day settlements and pricing data sets, as well as a service that provides independent validation of participants’ own valuations for OTC products.

Global Clearing Strategy

In April 2007, we announced our intention to establish a European clearing house, based in London, as part of our strategic plan to offer clearing services through our wholly-owned clearing businesses in the U.S., Canada and the U.K. Currently, our energy futures and cleared OTC businesses rely on clearing services provided by LCH.Clearnet Ltd., an independent third party clearing house based in the U.K. We provide clearing services in the U.S. for all ICE Futures U.S. contracts through ICE Clear U.S. ICE Clear Canada is the designated clearing house for all ICE Futures Canada contracts.

To date, we have executed significant portions of our strategic plan for ICE Clear Europe. We intend to begin clearing our energy futures and OTC contracts through ICE Clear Europe in the third quarter of 2008. We believe that gaining greater control over this core clearing capability will allow us to introduce more products and services to the futures and OTC markets for broker-dealers and for our customers, as well as ensure service levels meet the standards that we have set within our execution business. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products. Finally, it is our objective to provide a clearing model that benefits customers and clearing firms alike, through competitive pricing, profit participations and new value-added services. Longer term, we anticipate that collectively, our European, Canadian and U.S. clearing houses might partner to serve our global customer base across the commodities and financial products marketplace, in an innovative and highly capital efficient manner. Our clearing strategy is designed to complement our diverse markets while meeting the risk management and capital and regulatory requirements of an expanding global marketplace.

Prior to commencing operations, ICE Clear Europe must be approved by the FSA as a Recognised Clearing House. We submitted the final FSA application in the third quarter of 2007, and assuming that the information provided is satisfactory and the initial timeline is met, regulatory approval is anticipated in the first quarter of 2008.

On July 18, 2007, we formally notified LCH.Clearnet of our intention to terminate our clearing agreements with them and provided the required one year’s written notices of termination of these agreements. The notices of termination specify that the termination date will be a date agreed to between the parties, or, in the event that no agreement is reached between the parties regarding a termination date, will be the date that is twelve months from the date of notice.

Acquisitions and Strategic Relationships

Over the past two years, we have made several strategic acquisitions and developed strategic relationships to expand our product offering and client base, including our acquisitions of ICE Futures U.S., Commoditrack Inc., Chemconnect Inc., ICE Futures Canada, and Chatham Energy. We also acquired the exclusive rights to the U.S. Russell Index futures contracts, as well as key natural gas indices from both NGI and NGX. We also entered into strategic alliances relating to our electronic platform with Natural Gas Exchange, Inc., and Platts, among others.

On December 21, 2006, we acquired an 8% equity stake in the National Commodity and Derivatives Exchange, Ltd., or NCDEX, a derivatives exchange located in Mumbai, India. NCDEX is presently privately held. The NCDEX investment was made with the strategic view of allowing the Company to participate in the development of exchanges and derivatives markets in India and potentially elsewhere in Asia, which is a key emerging region in the exchange sector.

On January 12, 2007, we completed the transaction to acquire NYBOT, now ICE Futures U.S. The acquisition provided us with the capability to acquire the technology and systems to provide clearing, as well as material revenue and expense synergies, and the diversification and expansion of our product offering into soft agricultural commodities, foreign exchange and equity index futures and options on futures products.

On February 28, 2007, we acquired all of the assets of Commoditrack, Inc., which will enable us to provide our energy market customers with a real-time risk management program.

On March 5, 2007, we purchased the intellectual property rights to widely-used OTC natural gas price indices, called NGI indices, from Intelligence Press, Inc. While Intelligence Press has retained the rights to collect data, publish newsletters and charge its customers for such services, we have the exclusive right to charge and collect fees for those seeking license arrangements for the NGI indices for use in clearing and settlement.

On March 27, 2007, we entered into an agreement with Natural Gas Exchange, Inc., or NGX, to form a technology and clearing alliance for the North American natural gas and Canadian power markets. Under the arrangement, the cleared and bilateral markets for North American physical natural gas and Canadian electricity operated by NGX and by us will be offered together through our electronic trading platform. In turn, NGX will serve as the physical settlement facility for these products, in a process also referred to as physical clearance. We will recognize a portion of transaction fee revenues generated by products traded and cleared under this arrangement. The NGX products will be listing on our electronic trading platform beginning in February 2008. We also acquired the exclusive licensing rights to the benchmark NGX natural gas indices.

On March 30, 2007, we entered into a license agreement with McGraw-Hill Companies, Inc., which operates an energy information business known as Platts. Platts collects market information from energy traders and brokers and publishes daily price information in the form of indices or assessments. Under the agreement, we jointly collaborated with Platts on the migration of the Platts assessment processes to the assessment system developed by us on our electronic trading platform in certain energy products. With continued adoption of electronic price assessment, we expect this to generate increased reliance and trading activity on our platform within the OTC physical oil markets. Platts is reimbursing us for a portion of the development costs that are incurred to provide the additional functionality to the trading platform. The arrangement was initially introduced on our trading platform in June 2007 and is being rolled out in phases across Asia, Europe and the U.S.

On June 15, 2007, we entered into an exclusive licensing agreement with the Frank Russell Company, or Russell, to offer futures and options on futures contracts based on the full range of Russell’s industry-leading benchmark U.S. equity indexes, including the Russell 1000® Index, Russell 2000® Index and Russell 3000® Index, as well as the related value and growth indexes. After a termination period for trading on existing exchanges in the third quarter of 2008, we will for the first time have exclusive rights, as long as certain trading volumes are maintained, to list futures contracts based on Russell’s benchmark U.S. equity indices. The term of the licensing agreement is seven years and automatically renews for successive one year periods unless terminated by either party.

On July 9, 2007, we acquired the trading business assets of ChemConnect Inc., which operated an electronic marketplace for trading of OTC natural gas liquids and chemical products, including propane, ethane, ethylene, propylene and benzene. In connection with the completion of the acquisition, we transitioned the trading of the ChemConnect products to our OTC electronic trading platform.

On August 27, 2007, we acquired The Winnipeg Commodity Exchange, Inc., now ICE Futures Canada, the leading agricultural commodity futures and options exchange in Canada, and home to the world’s leading canola futures contract. The transition of electronic trading for ICE Futures Canada from the predecessor platform to our electronic trading platform took place in December 2007.

On October 1, 2007, we acquired substantially all of the assets of Chatham Energy Partners, LLC. The new business is operated as a wholly-owned subsidiary known as Chatham Energy LLC, or Chatham. Chatham is a leading OTC brokerage firm that specializes in structuring and facilitating transactions in the OTC markets for natural gas energy options. The acquisition of Chatham has enabled the development and growth of our OTC options business through Chatham’s brokerage activities and will support the execution of our strategic plans to develop the leading electronic marketplace for OTC energy options.

On March 15, 2007, we made a proposal to the board of directors of CBOT Holdings, Inc., or CBOT, to combine our two companies in a stock-for-stock transaction. CBOT was at the time, and during the time of our offer continued to be, a party to a definitive merger agreement with Chicago Mercantile Exchange Holdings, Inc., or CME, which permitted CBOT to consider superior transaction proposals. Ultimately, CBOT’s board of directors did not accept our proposal to merge with CBOT, and accepted an improved proposal from CME, which resulted in a completed transaction between CME and CBOT on July 13, 2007.

Our Competitive Strengths

We have established ourselves as a leading operator of regulated futures exchanges as well as OTC markets. We believe our key strengths include:

•	highly liquid global markets and benchmark contracts;

•	diverse portfolio of products and services;

•	leading electronic derivatives trading platform;

•	integrated access to futures and OTC markets;

•	highly scalable, proven technology infrastructure;

•	strong value proposition, including improved trading execution and in-house clearing capabilities; and

•	market transparency.

Highly Liquid Global Markets and Benchmark Contracts

Several of our core products serve as global benchmarks for managing risk relating to exposure to price movements in the underlying commodities. We operate the leading market for trading in Brent crude oil futures, as measured by the volume of contracts traded in 2007, according to the Futures Industry Association. The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the U.S. Similarly, the ICE Gas Oil futures contract is a leading benchmark for the pricing of a range of refined oil products outside the United States. We also operate the world’s second largest market for trading in West Texas Intermediate, or WTI, crude oil futures, as measured by the volume of contracts traded in 2007, according to the Futures Industry Association. The WTI Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed within the U.S. We operate the leading cleared OTC market for trading in Henry Hub natural gas contracts. We also list hundreds of other contracts based on natural gas and electric power hubs, or delivery points, in North America, as well as certain refined products. We believe that our introduction and adoption of futures-style clearing for OTC products has enabled us to build significant liquidity within the OTC markets we operate, while removing the counterparty risk that is inherent in the bilateral OTC markets.

Our Sugar No. 11 futures contract serves as the benchmark for raw sugar, a basic commodity now produced in over 120 countries and consumed by every country in the world. Our Coffee “C” and Cotton No. 2 contracts are also recognized as benchmark contracts. These products have been synonymous with the two predecessor exchanges that formed ICE Futures U.S. — the Coffee, Sugar & Cocoa Exchange and the New York Cotton Exchange. We believe that our existing liquidity and history and that of ICE Futures U.S.’s predecessors in trading these commodity products for over 100 years has enabled the development of our strong industry relationships.

The following table shows the number and notional value of commodities futures contracts traded in our most significant futures markets. The notional value of contracts represents the aggregate value of the underlying commodities covered by the contracts.

	Year Ended December 31,
	2007		2006		2005
	Number of	Notional	Number of	Notional	Number of	Notional
	Contracts	Value	Contracts	Value	Contracts	Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)

ICE Brent Crude futures	59,729	$4,293.2	44,346	$2,936.2	30,412	$1,712.5
ICE WTI Crude futures(1)	51,388	3,727.2	28,673	1,919.4	—	—
ICE Gas Oil futures	24,510	1,582.8	18,290	1,071.6	10,972	569.1
Sugar No. 11 futures(2)	20,706	289.9	—	—	—	—

(1)	Trading commenced on February 3, 2006.

(2)	Sugar No. 11 futures trades on ICE Futures U.S., which was acquired on January 12, 2007.

The following table shows the number and notional value of OTC commodities contracts traded on our electronic platform in our most significant OTC markets:

	Year Ended December 31,
	2007		2006		2005
	Number of	Notional	Number of	Notional	Number of	Notional
	Contracts	Value	Contracts	Value	Contracts	Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)

North American natural gas	157,956	$2,705.6	121,047	$2,289.3	55,524	$1,300.4
North American power	8,331	394.2	6,014	284.7	3,145	165.1
Global oil and refined products	8,471	305.9	3,772	116.3	3,320	101.6

Diverse Portfolio of Products and Services

We have developed and offer our customers a diverse array of products and a broad range of trade execution, market data and post-trade and clearing services on a single platform. We have a history of developing innovative products and services for the markets we serve, including electronic trade confirmation for the bilateral OTC markets, independent price validation services, OTC clearing and customized contract design. Our markets provide important risk management tools and are constantly evolving based on changes in market conditions, market structure and technological advancements. We work closely with our customers to create products and services that meet their requirements. These relationships help us to anticipate and lead industry changes.

Leading Electronic Derivatives Trading Platform

Our electronic trading platform provides centralized and direct access to risk management and trade execution for a variety of energy, soft and agricultural commodities, and financial products. We operate our energy futures and OTC markets, and our Canadian agricultural markets, exclusively on our electronic platform. Our electronic platform has enabled us to attract significant liquidity from traditional market participants as well as new market entrants seeking the access, efficiency, and ease of execution offered by electronic trading. We have developed a significant global presence with thousands of active screens at over 1,500 OTC participant firms and over 750 futures participant firms as of December 31, 2007.

Integrated Access to Futures and OTC Markets

We believe that our growth has been driven in part by our ability to uniquely offer qualified market participants integrated access to both the futures and OTC markets. We believe that our demonstrated ability to develop technology and launch new products for both the futures and OTC markets provides us with several competitive advantages, including:

•	Diverse Markets: Our globally accessible electronic trading platform offers qualified market participants a single interface to multiple exchanges, covering five unique product categories, including agricultural, energy, chemicals, equity index and foreign exchange products, as well as a range of OTC energy products. By offering trading in multiple markets and products we provide our participants with maximum flexibility to implement their trading and risk management strategies.

•	Multiple Access Options: Our participants access our electronic marketplace through a variety of means, including through telecommunications hubs in the U.S., Canada, Europe and Asia, via the Internet or through dedicated lines. We offer various front-end trading alternatives, including proprietary front-end systems, ISVs, our own front-end called WebICE and brokerage firms. ISVs allow market participants to access multiple exchanges through a single interface, which is integrated with the participants’ risk management systems.

•	Cleared and Bilateral OTC Markets: We were the first marketplace in North America to introduce cleared OTC energy contracts. We believe that the introduction of cleared energy contracts in the OTC markets we operate has increased market liquidity, transparency and attracted new participants to our OTC markets by reducing bilateral credit risk and by improving capital efficiency. Today, qualified OTC participants can trade bilateral and cleared contracts side-by-side on our platform.

Highly Scalable, Proven Technology Infrastructure

Our electronic trading platform provides rapid trade execution and is, we believe, one of the world’s most flexible, efficient and secure systems for commodities trading. We have designed our platform to be highly scalable — meaning that we can expand capacity and add new products and functionality efficiently at relatively low cost and without disruption to our markets. For example, we launched side-by-side trading of ICE Futures U.S.’s benchmark soft agricultural commodities on our electronic trading platform on February 2, 2007, just twenty one days after we closed the acquisition on January 12, 2007. Our platform can also be adapted for use in other markets, as demonstrated by the decision of the Chicago Climate Exchange, or CCX, to operate its emissions markets on our trading platform. We believe that our commitment to investing in technology to enhance our network infrastructure, electronic trading platform and post-trade processes will continue to contribute to the growth and development of our business.

Strong Value Proposition, Including Improved Trade Execution and In-house Clearing Capabilities

We believe that by using our electronic platform, market participants benefit from price transparency and can achieve price improvement over alternate means of trade execution. Electronic trade execution offers time and cost efficiencies by providing firm posted prices and reducing trade-processing errors and back office overhead, and allows us to accelerate the introduction of new products on our platform. The combination of electronic trade execution across a range of commodities and derivatives markets and market data services facilitates automation by our participants in all phases of processing from front-office to back office, and ranging from trading and risk management to trade settlement. In addition, in our U.K futures business, eligible participants who become members may trade directly in our markets by paying a maximum annual membership fee of approximately $16,000 per year. In contrast, participants on many other exchanges are required to purchase a “seat” on the exchange before they are eligible to trade directly on or gain membership in the exchange, the cost of which is substantial.

ICE Clear U.S. clears and settles contracts traded on, or subject to, the rules of ICE Futures U.S and ICE Clear Canada clears and settles contracts traded on, or subject to, the rules of ICE Futures Canada. With recognized and highly respected clearing operations, we believe that these clearing houses’ assurance of performance to its clearing members substantially reduces counterparty risk and is a critical component of ICE Futures U.S. and ICE Futures Canada’s identity as a reliable and secure marketplace for global transactions. In April 2007, we announced plans to establish a European clearing house, based in London, as part of our strategic plan to transition our clearing services in-house from a third party clearing house. This clearing house will be known as ICE Clear Europe.

Market Transparency

We offer market participants price transparency — meaning a complete view of the depth and breadth of our markets — through our electronic platform. This format provides equal access and market information to all participants, as well as an electronic record of all bids, offers and trades. This is in contrast to the traditional open-outcry exchanges and voice-brokered markets with less transparency, speed and access to these markets. All orders placed on our platform are executed in the order in which they are received, ensuring that all participants have equal execution priority. In addition, we believe our transparent electronic markets assist regulators through increased market visibility and through the generation and maintenance by our system of complete and confidential records of all transactions executed in our markets.

Our Growth Strategy

The record revenues and trading volume we achieved in 2007 reflect our focus on the implementation and execution of our long-term growth strategy. We have expanded our core business organically, developed innovative new products for global markets, and provided trading-related services more broadly. In addition, we have completed a number of acquisitions and alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in the commodity derivatives markets by focusing our efforts on the following key strategies for growth:

•	attract new market participants;

•	offer additional markets and services;

•	continue to develop our electronic platform and increase connectivity;

•	expand our market data and services businesses; and

•	pursue select strategic opportunities.

Attract New Market Participants

In recent years, our customer base has grown and diversified due to the emergence of new participants in the commodities markets, the increased use of hedging programs by commercial enterprises, our expansion into new markets, the increased access to our markets as a result of electronic trading, and the increased allocation to the commodities asset class by institutional investors. New and traditional participants include financial services companies, such as investment banks, hedge funds, proprietary trading firms and asset managers, as well as industrial businesses that are increasingly engaging in hedging, trading and risk management strategies. We believe that many of these participants have been attracted to our markets in part due to the availability of electronic trading and due to the need to hedge price volatility associated with commodity prices. We intend to continue to expand our customer base by targeting these and other new market participants and by offering a growing range of products and electronic trade execution, as well as pre-trade and post-trade processing capabilities.

Offer Additional Markets and Services

We have grown, and intend to continue to grow, as a result of our ability to leverage the combination of OTC markets, clearing services and new product development. As we continue to develop and launch our European clearing house, we will seek additional markets and services with unmet needs in clearing, settlement and trade confirmation services, including markets we do not currently serve. We intend to continue to expand the range of products we offer, both by commodity type and structure, by working with customers and potential partners to develop new OTC, futures and option products that provide relevant risk management tools. We may also seek to license our platform to other exchanges for the operation of their market on our platform, as we have with the Chicago Climate Exchange and the Natural Gas Exchange.

Continue to Develop our Electronic Platform and Increase Connectivity

We develop and maintain our own network infrastructure and electronic trading platform to ensure the delivery of a leading-edge technology platform. Our participants may access our electronic platform for trading in our markets through our proprietary front-end, known as WebICE, via a dedicated line or the Internet, through our application programming interface, or API, through one of our telecommunication hubs, through co-location at our data center, or through the front-end systems developed by any of 29 ISVs. These represent a substantial portion of the ISVs that serve the commodities futures markets. Furthermore, participants in our markets can access our platform directly through their own proprietary interfaces or through a number of brokerage firms. We intend to extend our initiatives in this area by continuing to increase ease of access and connectivity with our existing and prospective market participants.

Expand our Market Data and Services Businesses

We continue to leverage the value of the market data derived from our trade execution, clearing and confirmation system by developing enhancements to our existing information services and creating new market data products. Currently, we publish daily transaction-based indices for the North American spot natural gas and power markets based on data collected from trading activity on our platform. In addition, we sell real-time and historical futures quotes and other futures market data through 137 data vendors that distribute this information, directly and through various sub-vendors, to approximately 63,000 subscribers. We believe that the database of information generated by our platform serves as the single largest repository of energy market data. As a result of the breadth of our global data offerings, we believe that we are well positioned to meet the growing demand for additional energy market data.

An important revenue source for us is our market data offerings. We intend to further develop our market data offerings by integrating proprietary information generated by us into new market data products designed to meet the requirements of a greater number of participants. Sophisticated quantitative approaches to risk management as well as customer time sensitivity has created new applications, uses and demands for trading related data and analytics. For example, we acquired Commoditrack in 2007 to address opportunities for serving the demand for real-time risk management systems. We intend to create new value-added services to complement our market data products, including risk management technology, analytical tools and other services to assist end users. We believe our market data business is highly scalable, with limited incremental costs.

Pursue Select Strategic Opportunities

We intend to continue to explore and pursue acquisition opportunities to strengthen our competitive position and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions for a variety of reasons, including to expand our products and services, advance our technology or take advantage of new developments and potential changes in the industry.

Our Products and Services

As a leading operator of global futures and OTC marketplaces, we seek to provide our participants with centralized and direct access to the futures and OTC markets for price transparency, electronic trade execution, clearing services and services that support their trading and risk management activities. The primary services we provide are electronic price discovery in futures markets, trade execution and trade processing in futures and OTC markets, and the delivery of technology to facilitate these and other trading and risk management activities. We also offer a broad range of market data services for the futures and OTC markets.

Regulated Futures Markets

Regulated Energy Future Products

We operate regulated markets for energy futures contracts and options on those contracts through our subsidiary, ICE Futures Europe. These contracts include the ICE Brent Crude futures contract, the ICE WTI Crude futures contract, the ICE Gas Oil futures contract, the ICE ECX CFI futures contract, the ICE UK Natural Gas futures contract, the ICE UK Electricity futures contract, the ICE Unleaded Gasoline Blendstock (RBOB) futures contract, the ICE Heating Oil futures contract and options based on the ICE Brent Crude, ICE WTI Crude, ICE ECX CFI and ICE Gas Oil futures contracts. The ICE Brent Crude futures contract is based on forward delivery of the Brent light, sweet grade of crude oil that originates from the North Sea. Brent crude is a leading benchmark used to price a range of traded oil products, including approximately two-thirds of the world’s oil. The ICE WTI Crude futures contract is a cash-settled futures contract based on WTI, also a light, sweet crude. The ICE Gas Oil futures contract is a European heating oil contract and serves as a significant pricing benchmark for refined oil products particularly in Europe and Asia.

Our futures markets are fully regulated. As a Recognized Investment Exchange, ICE Futures Europe is responsible for carrying out certain regulatory and surveillance functions. ICE Futures Europe has its own regulatory, compliance and market supervision functions, as well as a framework for disciplining market participants who do not comply with exchange rules. Any information that ICE Futures Europe obtains in its regulatory capacity is confidential and accessible only by a select group of compliance and surveillance staff within ICE Futures Europe.

We offer trading in each of our energy futures products exclusively in our electronic markets. We provide access to trading our oil contracts and related options continuously for 24 hours, from 11:00 p.m. on Sunday through to 11:00 p.m. on Mondays, and then for 22 hours (from 1:00 a.m. to 11:00 p.m.) Tuesday through Friday (GMT). In our other energy futures contracts and related options and in our emissions futures contracts, we provide electronic market access for 10 hours on business days (from 7:00 a.m. to 5:00 p.m.), Monday through Friday (GMT).

Electronic trading of our energy futures products is available to members and their customers. ICE Futures Europe members may access our trading platform directly via the Internet, through private telecommunication lines, through co-location at our primary data center, through an independent software vendor or through a member’s own front-end system. Customers of our members may obtain order-routing access to our markets through members. Once trades are executed on our platform, they are matched and forwarded to a trade registration system that routes them to LCH.Clearnet, our current third party clearing services provider, for clearing and settlement. Electronic trading allows participants to execute directly on our platform, when traditionally such orders were delivered via telephone.

We have taken a number of steps to increase the accessibility and connectivity of our electronic platform, including opening our electronic platform to ISVs and allowing members to develop their own conformed front-end systems. Our participants can currently access our platform using 29 ISVs. We do not depend on the services of any one independent software vendor for access to a significant portion of our participant base.

We also have made a number of enhancements to our technology infrastructure and electronic platform to facilitate trading in futures contracts. Those enhancements include increased speed, reliability and additional features, such as stop-limits and extensive implied spread functionality, which allows certain bids and offers to imply prices from one contract month to another, as well as the use of formula-based spreadsheet tools and the development of administrative and monitoring tools.

Regulated Soft Agricultural Future Products

ICE Futures U.S. is a leading world market for the trading of “soft” commodities, including coffee, sugar, cotton, orange juice and cocoa futures and options. ICE Futures U.S. and its predecessor companies have offered trading in traditional soft agricultural commodities for over 100 years and have maintained a strong franchise in these products. These markets are designed to provide effective pricing and hedging tools to industry users worldwide as well as strategic trading opportunities for individual and institutional investors.

These soft commodity contracts were listed electronically for the first time in their history in February 2007. The prices for many of our agricultural contracts serve as global benchmarks for the physical commodity markets, including Sugar No. 11 (world raw sugar), Coffee “C” (Arabica coffee) and Cotton No. 2 (cotton).

Through close cooperation with agricultural industry participants, ICE Futures U.S. has supported the development of innovative and internationally recognized futures and options contracts that reflect the basic requirements of the commodity industry. ICE Futures U.S.’s contract committees, in conjunction with industry representatives, continuously review contracts and trading practices to adjust specifications and procedures to introduce new contracts when cash market conditions warrant change.

Soft agricultural products have historically accounted for most of ICE Futures U.S.’s trading volume. In 2007, soft agricultural products represented approximately 93.0% of the total number of futures and options contracts traded in ICE Futures U.S.’s markets.

Regulated Agricultural Future Products

ICE Futures Canada is the only commodity futures exchange in Canada that facilitates the trade of futures and options on futures contracts for canola, feed wheat and western barley. ICE Futures Canada, and its predecessor companies, have been operating for over 137 years and have maintained a strong franchise in agricultural commodities. ICE Futures Canada contracts are designed to provide effective pricing and hedging tools to industry users worldwide as well as strategic trading opportunities for individual and institutional investors. ICE Futures Canada markets converted to a fully electronic marketplace in December 2004. The price of the canola futures contracts is the worldwide benchmark. In 2007, the canola contract represented approximately 92.6% of the total number of contracts traded on the ICE Futures Canada marketplace.

Regulated Financial Future Products

ICE Futures U.S. offers financial products in the currency markets, equity index and commodity index markets, including the US Dollar Index, or USDX, the Russell equity indexes, the CCI and RJ/CRB and dozens of currency pair futures and options contracts. In 2007, contracts traded in our financial product markets represented 7.0% of the total number of contracts traded in ICE Futures U.S.’s futures and options markets.

ICE Futures U.S. offers specialized tools such as financial cross-rate contracts to complement its global agricultural markets. We provide futures and options markets for a variety of currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other useful cross-rates as well as the original contract based on the USDX introduced in 1985. By identifying interbank market signals and customer needs, we developed currency contracts and defined trading procedures that serve institutional financial managers. These products began being introduced on our electronic platform in the second half of 2007.

ICE Futures U.S. lists futures and options contracts on the Russell Indices of U.S. equities, beginning with the Russell 1000 Index in 1999, followed by the Russell 2000 and the Russell 3000 along with the value and the growth components of these indices. In June 2007, ICE entered into an exclusive licensing agreement with Russell with respect to its U.S. equity index future and options on futures, which will commence in 2008.

Clearing House Function

We currently operate our own clearing house for our ICE Futures U.S. business through ICE Clear U.S. and for our ICE Futures Canada business through ICE Clear Canada. These clearing houses clear, settle and guarantee to their clearing members the financial performance of all futures contracts and options on futures contracts matched through our execution facilities and accepted by the clearing house from clearing members in our U.S. and Canadian futures markets. Through our clearing houses, we maintain a system for performance of financial obligations owed to the clearing members through which buyers and sellers conduct transactions. This system is supported by several mechanisms, including rigorous clearing membership requirements, the posting of original margin deposits, daily mark-to-market of positions and payment of variation margin, maintenance of a guaranty fund in which clearing members maintain deposits with our clearing house and broad assessment authority to recoup financial losses if they arise due to a clearing member financial default. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the margin rates then in effect for such contracts.

We believe that having an integrated clearing function provides us with significant competitive advantages. Ownership and control of our own clearing house at ICE Clear U.S. and ICE Clear Canada enables us to capture the revenue associated with both the trading and clearing of our futures and options contracts. This is particularly important for trade execution alternatives such as privately negotiated block trades, where we can derive a higher clearing fee for each contract traded compared to trades executed on our platform. By owning these clearing houses, we can also control the cost structure and the technology development cycle for our clearing services and are able to manage our new product initiatives without being dependent on a third party approval. We intend to begin clearing our ICE Futures Europe and OTC contracts through ICE Clear Europe in the third quarter of 2008 upon the transition of this business from LCH.Clearnet.

Our clearing houses are a significant attraction, and an important part of the functioning of our exchanges. Because the role of the clearing house is to serve as a single counterparty for each matched trade, clearing members do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. Additionally, the substitution of our clearing house as the counterparty for each matched trade allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions and provides for original margin efficiencies.

In order to ensure performance, our clearing houses establish and monitor financial requirements for our clearing members and set minimum margin requirements for our traded products. Our clearing houses use proprietary software, based on an industry standard margining convention, to determine the appropriate margin requirements for a member by simulating the gains and losses of complex portfolios. We typically hold margin collateral to cover at least 97% of price changes for a given product within a given historical period.

At each settlement cycle, our clearing houses value, at the market price prevailing at that time, or mark-to-market, all open futures positions and require payments from clearing members whose positions have lost value and make payments to clearing members whose positions have gained value. Our clearing houses mark-to-market all open futures positions at least twice a day, and more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract.

Having a mark-to-market cycle of a minimum of two times a day for ICE Clear U.S. and once daily for ICE Clear Canada helps protect the financial integrity of our clearing houses, our clearing members and market participants. This allows our clearing houses to identify quickly any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing houses to ensure financial performance of their open positions.

As a self-regulatory organization, ICE Clear U.S. has instituted detailed risk-management policies and procedures to guard against default risk with respect to cleared contracts. In order to manage the risk of financial non-performance, we (i) have established that clearing members maintain at least $5 million in minimum working capital; (ii) limit the risk exposure of open positions based upon that clearing member’s capital; (iii) require clearing members to post original margin collateral for all open positions, and to collect original margin from their customers; (iv) pay and collect variation margin on a marked-to-market basis at least twice daily; (v) require clearing members to collect funds from under-margined customers; (vi) require deposits to the guaranty fund from clearing members which would be available to cover financial non-performance; and (vii) have broad assessment authority to recoup financial losses.

ICE Clear Canada has instituted a similar multi-layered risk management system of rules, policies and procedures to protect against default which include (i) operational and financial standards for clearing participants applicable to category of registration, (ii) requirements for clearing participants to post original margin for house and client positions and requirements to collect additional margin from clients, (iii) assessing and collecting intra-day margin payments on a pre-determined basis, (iv) requiring all clearing participants to pay into a guaranty fund and (v) rules requiring all clearing participants to provide additional monies for the clearing fund in the event of a default.

We also maintain extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of clearing members and large trader accounts.

In the unlikely event of a payment default by a clearing member, we would first apply assets of the clearing member to cover its payment obligation. These assets include original margin, variation margin and the guaranty fund deposits and any other available assets. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the clearing houses by the parent of a clearing member. Thereafter, if the payment default remains unsatisfied, we would use the guaranty fund of other clearing members and funds collected through an assessment against all other solvent clearing members to satisfy the deficit. We have agreed to reserve $50.0 million of the $250.0 million available under our revolving credit facility for use by ICE Clear U.S. to provide liquidity in the event of default by a clearing member. ICE Clear Canada has arranged a total of $3.0 million in revolving standby credit facilities with the Royal Bank of Canada to provide liquidity in the event of default by a clearing member.

As part of our powers and procedures designed to backstop financial obligations in the event of a default, we may levy assessments on all of our clearing members if there are insufficient funds available to cover a deficit. There is no limit on this assessment of each clearing member unless the clearing member has notified the clearing house that it is withdrawing as a clearing member. Despite our authority to levy assessments, there can be no assurance that the relevant clearing members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any such assessments. Despite the risk mitigation techniques adopted by, and the other powers and procedures implemented by our clearing houses, which are designed to, among other things, minimize the potential risks associated with the occurrence of monetary defaults, there can be no assurance that these powers and procedures will prevent such defaults or will otherwise function to preserve the liquidity of the clearing houses.

Our clearing houses have an excellent risk management track record. ICE Clear U.S. and ICE Clear Canada, and their predecessor companies, have never experienced an incident of a clearing member default which has required the use of the guaranty funds or assets of either clearing house.

Global OTC Marketplace

Our transparent, electronic platform offers real-time access to the liquidity in our global OTC energy markets — meaning the complete range of bids, offers, trades and volumes posted for hundreds of contracts listed on our electronic platform. Our platform displays a live ticker for all contracts traded in our OTC markets and provides information relating to each trade, such as the volume weighted average price and transacted volumes by contract. We offer fast, secure and anonymous trade matching services, which we believe generally are offered at a lower cost compared to traditional means of execution.

Our electronic platform provides trade execution on the basis of extensive, real-time price data where trades are processed accurately, rapidly and at minimal cost. We have designed our technology platform to ensure the secure, high-speed flow of data from trading desks through the various stages of trade processing. Qualified participants executing in our markets benefit from straight-through processing whereby trades are automatically confirmed and routed to back office departments and risk management systems. We believe that the broad availability of real-time OTC energy market access and data, together with the availability of cleared OTC contracts at the same price as bilateral products, has allowed us to achieve a critical mass of liquidity in our OTC markets. The following diagram illustrates the processing of an OTC trade from order entry to recording in a company’s risk management system. This process typically occurs within a matter of seconds.

OTC Products Overview

We offer market participants a wide selection of derivative contracts, as well as contracts for physical delivery of energy commodities, to satisfy their risk management and trading objectives. We offer trading in over 1,000 unique contracts as a result of the availability of various combinations of products, locations and strips — meaning the duration or settlement date of the contract. Excluding the strip element, over 23,700 unique contracts based on products and hub locations were traded in our OTC market in 2007. A substantial portion of the trading volume in our OTC markets relates to approximately 20-25 highly liquid contracts in natural gas, power and oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts, with decreasing liquidity for longer-dated contracts.

On October 1, 2007, we acquired substantially all of the assets of Chatham. Chatham is a leading OTC brokerage firm that specializes in structuring and facilitating transactions in the OTC markets for natural gas energy options. The acquisition of Chatham has enabled the development and growth of our OTC options business through Chatham’s brokerage activities and will support the execution of our strategic plans to develop the leading electronic marketplace for these OTC energy options.

We characterize the range of instruments that participants may trade in our markets by reference to type of commodity (such as global oil products, North American power, North American gas, etc.), products (such as forwards and swaps, differentials and spreads, and OTC options) and contracts (meaning products specified by delivery dates).

The following table indicates the number of unique commodities, products and contracts traded in our OTC business for the periods presented:

	Year Ended December 31,
	2007	2006	2005

Commodities markets traded	10	7	9

Products traded	1,041	990	843

Contracts traded	23,780	17,540	15,264

Cleared OTC Contracts

We developed the concept of cleared OTC energy contracts, which provide participants with access to centralized clearing and settlement arrangements. As of December 31, 2007, we listed 107 cleared contracts, including 43 cleared natural gas contracts, 49 cleared power contracts and 15 cleared oil contracts, all of which are financially settled. Transaction fees derived from trade execution in cleared electronic OTC contracts were $167.6 million for the year ended December 31, 2007 and represented 69.3% of our total OTC revenues during the year ended December 31, 2007, net of intersegment fees. This compares to $121.2 million for the year ended December 31, 2006 or 71.8% of our total OTC revenues for the year ended December 31, 2006.

The introduction of cleared OTC contracts has reduced bilateral credit risk and the amount of capital our participants are required to post on each OTC trade, as well as the resources required to enter into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. In addition, the availability of clearing for both OTC and futures contracts traded in our markets enables our participants to cross-margin their futures and OTC positions — meaning that a participant’s position in its futures or OTC trades can be offset against each other, thereby reducing the total amount of capital the participant must deposit with the futures commission merchant clearing members, known as FCMs. In order to clear transactions executed on our platform, a participant must therefore either be a member of the clearing house itself, or have an account relationship with an FCM that is a member. FCM’s clear transactions for participants in substantially the same way they clear futures transactions for customers. Specifically, each FCM acts as the conduit for payments, such as margin and settlement, required to be made by participants to the clearing house, and for payments due to participants from the clearing house.

Cleared OTC contracts are available for trading on the same screen and are charged the same commission rate as bilaterally traded contracts. In a cleared OTC transaction, the clearing house acts as the counterparty for each side to the trade, thereby reducing counterparty credit risk in the traditional principal-to-principal OTC markets. However, participants to cleared trades also pay a clearing fee directly to the clearing house and to an FCM. There are currently over 50 FCMs clearing OTC transactions in our markets. Participants also have the option to trade on a bilateral basis with the counterparty to avoid paying fees to the clearing house and a FCM subject to the availability of bilateral credit with the counterparty. While we currently derive no revenue directly from providing access to these clearing services through LCH.Clearnet, we believe the availability of clearing services and attendant improved capital efficiency has attracted new participants to the markets for energy commodities trading. Therefore, we plan to introduce clearing in the third quarter of 2008, with the establishment of ICE Clear Europe as the clearing house for OTC markets and ICE Futures Europe.

We have extended the availability of our cleared OTC contracts to voice brokers in our industry through our block trading facility. Block trades are those trades executed in the voice broker market, typically over the telephone, and then transmitted to us electronically for clearing. We charge participants fifty percent of our standard commission fee for block trades. We believe that our block trading facility is a valuable part of our cleared business as it serves to expand our open interest. As of December 31, 2007, open interest in our cleared OTC contracts was 7.2 million contracts in North American natural gas and power, and global oil, as compared to 4.6 million contracts as of December 31, 2006. Open interest refers to the total number of contracts that are currently open, in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment.

OTC Trade Execution Services

We offer a broad range of automated OTC trade execution services, including straight-through trade processing, electronic trade confirmation, market data and risk management functionality.

Automated Trade Execution Services — Straight-Through Trade Processing.

Our electronic platform offers the following features:

•	Viewing Live Markets: Traders may view all live, firm quotes posted by other traders in our markets.

•	Counterparty, Credit and Risk Management Screening: Quotes visible to a participant’s traders on the screen are color-coded. One color indicates that quotes have originated from parties other than that participant. Another color indicates whether or not particular quotes meet counterparty, credit and risk management criteria established by the participant’s risk management personnel.

•	Instant Messaging: Our instant messaging service allows participants to communicate directly with others in our markets on a secure, anonymous and real time basis.

•	Simple Click Execution: Traders may act on a bid or an offer with one or more clicks of a mouse or use of a shortcut key programmable set-up.

•	Order Matching: Once an order is placed by a participant’s trader, it is automatically matched with a quote meeting the participant’s counterparty, credit and risk management criteria at the best available price. If there are two quotes at the same price, priority goes to the one that was entered first. Orders are matched on an anonymous basis.

•	Application Programming Interfaces: Our application programming interfaces allow participants to build their own customized front office trading systems, which can be linked to our platform, thereby enabling high speed data flow to their trading desk and back through to their risk management, settlement and accounting systems.

•	Automated Spreadsheet Trading: Participants may send orders to, and execute trades on, our platform using their own proprietary formulas and strategies without the use of our application programming interfaces or any code level programming.

•	Trade Reporting: A confirmation is automatically transmitted to each party to a trade.

•	Order Monitoring and Deal Surveys: Traders are able to monitor and manage the status of all bids and offers that they have entered on our platform, across all markets.

•	Electronic Invoicing: Our platform generates electronic invoices and other reports detailing the fees and trading commissions due from each participant.

Electronic Trade Confirmation Services

Our electronic trade confirmation system offers market participants an efficient, reliable and automated alternative to manual trade verification and confirmation. When trading on a traditional exchange or through OTC voice brokers, market participants typically manually prepare and exchange paper confirmations evidencing trade execution in order to create a legal record of the trade.

Our automated electronic trade confirmation system reviews electronic trade data received from individual traders, screens and matches this data electronically, then highlights any discrepancies in a report to the traders’ respective back offices. This allows back office personnel to focus primarily on those trades that require correction and verification, rather than also reviewing the larger percentage of trades without discrepancies. Participants using this service may elect to use this confirmation as the official record of the transaction in place of the fax traditionally generated by participants’ back offices.

Our electronic trade confirmation service accepts data from trades executed on our platform, through other exchanges or trading facilities or through OTC voice brokers. We believe that the convenience and cost savings offered by our electronic trade confirmation service could attract new participants to our platform, increasing the revenues that we derive from OTC transaction fees.

OTC Risk Management Functionality

Trades in the OTC commodities markets historically have been executed as bilateral contracts in which each counterparty bears the credit and/or delivery risk of the other. Our electronic platform allows participants to pre-approve trading counterparties and establish parameters for trading with each counterparty, thereby enforcing internal risk management policies. Participants may set firm-wide limits on tenor (duration) and the total daily value of trades that its traders may conduct with a particular counterparty in a given market.

Market Data Services

Through ICE Data, we generate market information and indices based primarily upon auditable transaction data derived from actual bid and offer postings and trades executed in our markets. Therefore, this information is not affected by subjective estimation or selective polling, the methodologies that currently prevail in the OTC markets. Each trading day, we deliver proprietary market data directly from our OTC market to the desktops of thousands of market participants.

ICE Data publishes ICE daily indices for our spot natural gas and power markets with respect to over 90 of the most active gas hubs and over 20 of the most active power hubs in North America. In 2005, ICE Data was recognized by the Federal Energy Regulatory Commission, or FERC, as the only publisher of natural gas and power indices to fully comply with all of the natural gas and power index publishing standards identified in its Policy Statement on Price Indices. ICE Data transmits our daily indices via e-mail to approximately 10,000 energy industry participants on a complimentary basis each trading day. In the future, we may begin charging recipients for what we believe is increasingly valuable data.

The ICE Data end of day report is a comprehensive electronic summary of trading activity in our OTC markets. The report features indicative price statistics, such as last price, high and low price, total volume, volume-weighted average price, best and offer, closing bid and closing offer, for all natural gas and power contracts that are traded or quoted on our platform. This information is sold as various subscription based products. Also, for both our futures and OTC markets, we offer view only access to market participants who are not active traders, but who still desire access to real-time prices of physical and financial energy derivative contracts.

ICE Data market price validation, or MPV, service provides independent, consensus forward curve and option values for long-dated global energy contracts on a monthly basis. On the last business day of each month, MPV service participant companies, representing the world’s largest energy and commodities trading entities, submit their month-end forward curve and option prices for over 200 global commodity contracts. MPV service participants use these consensus values to validate internal forward curves, mark-to-market their month-end portfolios and establish profit and loss valuations in accordance with the Financial Accounting Standard Board, or FASB, and the International Account Standards recommendations concerning the treatment and valuation of energy derivative contracts.

We provide our real-time futures data to data distributors, commonly called quote vendors, or QVs. These companies such as Bloomberg or Reuters then package this data into real-time, tick, intra-day, delayed, end-of-day and historical data packages to sell to end users. The real-time packages are accessed on a subscription basis and the appropriate “exchange fee” is paid for each user/screen taking ICE Futures U.S. or ICE Futures Europe data. The futures data includes the trading activity in those markets, including bids, offers, trades and other key price information. End users include a range of financial information providers, FCMs, pension funds, financial services companies, funds, insurance companies, commodity pools and individual investors.

Our Participant Base

Futures Business Participant Base

Participants of ICE Futures Europe include representatives from segments of the underlying industries served by our energy markets, including, among others, the oil, gas and power industries. Participants currently trade in our energy futures markets, either directly as members or through an ICE Futures Europe member. The participant base in our energy futures business is globally dispersed, although we believe a significant proportion of our participants are concentrated in major financial centers in North America, the United Kingdom, Continental Europe and Asia. We have obtained regulatory clearance or received legal advice confirming that there is no legal or regulatory impediment for the location of screens for electronic trading in our energy futures markets in 54 jurisdictions in addition to the United Kingdom for ICE Futures Europe, including the United States, Singapore, Dubai and all of the member countries of the European Economic Area. Like our OTC participant base, the participant base in our energy futures business has grown significantly since we acquired ICE Futures Europe in 2001. Memberships in our energy futures markets increased to 144 members for the year ended December 31, 2007 as demand for electronic access to global energy markets increased.

The five most active clearing members of ICE Futures Europe, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 57.7%, 51.0% and 45.6% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from one member accounted for 18.2%, 15.4% and 13.3% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from two other members accounted for 14.8% and 10.7% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2007 and another member accounted for 12.1% of our energy futures business revenues, net of intersegment fees, for the year ended

December 31, 2006. A substantial part of the trading activity of these participants typically represents trades executed on behalf of their respective clients, rather than by the firm for their own account.

Trades in our energy futures markets may only be executed in the name of an ICE Futures Europe member for its own or others’ accounts. In order to become an ICE Futures Europe member, an applicant must complete an application form, undergo a due diligence review and execute an agreement stating that it agrees to be bound by ICE Futures Europe regulations. All energy futures trades executed on our electronic platform are overseen by or attributable to “responsible individuals.” Each member may register one or more responsible individuals, who are responsible for trading activities of both the member and its customers, and who are accountable to ICE Futures Europe for the conduct of trades executed in the member’s name. As of December 31, 2007, there were over 2,150 responsible individuals registered in our energy futures market.

ICE Futures U.S.’s trading members include representatives from segments of the underlying industries served by our soft agriculture and financial markets, including, among others, the citrus, cocoa, coffee, cotton and sugar industries. Trading rights are also held by FCMs, floor brokers and floor traders. A trading membership in ICE Futures U.S. enables the holder to trade any of the exchange’s futures and options contracts. ICE Futures U.S. also issues trading permits that allow the holder to trade a specified category of products, such as options or financial contracts. To gain membership status, a person must be approved by the membership committee. All floor brokers and floor traders must be appropriately registered under CFTC regulations and must be guaranteed by a member of ICE Clear U.S.

ICE Futures U.S. has approval to list its screens in 25 jurisdictions. Traders in these futures markets include hedgers, speculators and investors. Hedgers are commercial firms that trade futures and options to reduce their price risk exposure in the cash market, protect their profit margins and assist in business planning. Investors and speculators, who seek to profit from fluctuating prices, typically place an order through FCMs, or through introducing brokers, who have clearing relationships with FCMs. Investors also participate in the markets by pooling their funds with other investors in collective investment vehicles known as commodity pools, which are managed by commodity pool operators and commodity trading advisors. The CFTC requires commodity professionals to be registered by the National Futures Association — a CFTC-designated futures association that is charged with enforcing ethical, financial and customer protection standards in the futures industry.

The five most active clearing members of ICE Futures U.S., which handle cleared trades for their own accounts and on behalf of their customers, accounted for 38.4% of ICE Futures U.S. business revenues, net of intersegment fees, for the period from January 12, 2007 to December 31, 2007. No participant accounted for more than 10% of ICE Futures U.S. business revenues for the period from January 12, 2007 to December 31, 2007.

ICE Futures Canada’s market participants include representatives from companies that hedge their cash products in the markets, including international grain companies, feed lots, and food processors, as well as FCMs and liquidity providers. Individuals and companies can access ICE Futures Canada’s markets by registering as participants with ICE Futures Canada, or trading through a registered participant. To gain participant status, a company or individual submits standard written application/agreement forms. All FCMs must be appropriately registered with the statutory regulatory authority in their home jurisdiction and any self-regulatory organizations required by their statutory regulatory authority. All entities that have direct trading status must be cleared by a registered clearing participant of ICE Clear Canada.

ICE Futures Canada has approval to have trading be done directly to its marketplace on screens in Canada, other than in Quebec, and in the United States through a no-action letter issued by staff of the CFTC dated December 2004. Trading may be done in the United Kingdom pursuant to a reliance on the overseas persons exemption.

The five most active clearing members of ICE Futures Canada, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 51.6% of ICE Futures Canada business revenues, net of intersegment fees, for the period from August 27, 2007 to December 31, 2007. Revenues from two members accounted for 13.2% and 11.4%, respectively, of ICE Futures Canada business revenues for the period from August 27, 2007 to December 31, 2007.

OTC Business Participant Base

Pursuant to the CEA, our global OTC markets are principals-only markets, designed for professional traders or other commercial market participants. Stringent requirements apply to participants, which include some of the world’s largest energy companies, financial institutions and other active contributors to trading volume in global commodities markets. They include oil and gas producers and refiners, power stations and utilities, chemical companies, transportation companies, banks, funds and other energy market participants. Our participant base is global in breadth, with thousands of participants located in 15 countries. The five most active trading participants together accounted for 17.8%, 23.3% and 24.4% of our OTC business revenues, net of intersegment fees, during the years ended December 31, 2007, 2006 and 2005, respectively. No participant accounted for more than 10% of our OTC business revenues for the years ended December 31, 2007, 2006 or 2005.

Trading in our OTC markets is available to a participant that qualifies as an eligible commercial entity, as defined by the CEA and rules promulgated by the CFTC. Eligible commercial entities must satisfy certain asset-holding and other criteria and include entities that, in connection with their business, incur risks relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as financial institutions that provide risk management or hedging services to those entities. Pursuant to the CFTC’s oversight of our markets, since October 2006, we report all cleared positions in our primary OTC contracts on a daily basis to the CFTC through futures-style large trader reports. In addition, during 2007, we added regulatory staff to our OTC business and anticipate gaining increased authority to have oversight of certain of these markets in the future.

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

Market Data Participant Base

Our market data revenues are derived from a diverse customer base including the world’s largest commodity companies, leading financial institutions, proprietary trading firms, natural gas distribution companies and utilities, hedge funds and private investors. From an OTC perspective, a large proportion of our market data revenues are derived from sales of market data to companies executing trades on our platform. We also continue to see an increasingly diverse and expanding list of non-participant companies purchasing our data and subscribing to view-only screens. The primary customer base for our futures market data revenues are the market data redistributors themselves such as Bloomberg, CQG, Interactive Data Corporation or Reuters who redistribute our real-time pricing data and remit to us a real-time exchange fee based on the user’s access to our data. For both OTC and futures market data, end users include corporate traders, risk managers, individual speculators, consultants and analysts. No participant accounted for more than 10% of our market data revenues for the years ended December 31, 2007, 2006 or 2005.

Product Development

We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process that is part of our daily operations. We are continually developing, evaluating and testing new products for introduction in our futures and OTC markets. Our goal is to create innovative solutions in anticipation of, or in response to, changing conditions in the markets for commodities trading to better serve our participant base. The majority of our product development relates to evaluating new contracts or markets for trading and/or clearing. We generally are able to develop and launch new bilateral OTC contracts for trading within a number of weeks. For futures and cleared OTC contracts, we are required to collaborate with the clearing houses with respect to a number of aspects of the development process. As a result, the investment of time and resources required to develop cleared products is greater than for bilateral contracts. In addition, new contracts in our futures markets must be reviewed and approved as needed by the FSA, the CFTC, the MSC or possibly other foreign regulators. We do not incur separate, identifiable material costs in association with the development of new products — such costs are embedded in our normal costs of operation.

While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships to identify opportunities to develop meaningful new products and services. If we believe our success will be enhanced by collaboration with a third party, we will enter into a licensing arrangement or other strategic arrangement.

In support of our product development goals, we rely on the input of our product management, clearing, technology and sales teams, who we believe are positioned to discern and anticipate our participants’ needs. In April 2005, we introduced trading in futures contracts linked to E.U. Emissions Allowances issued under the European Union’s mandatory Emissions Trading Scheme. These contracts are offered in our energy futures markets in conjunction with the European Climate Exchange, a subsidiary of the Chicago Climate Exchange. In February 2006, we successfully launched the ICE WTI Crude futures contract and we have also introduced over 90 new cleared OTC contracts in 2006 and 2007. During 2007, we entered into strategic alliances with NGI, NGX, Platts and Russell.

Technology

Technology is a key component of our business strategy that we regard as crucial to our success. We design, build, and operate the majority of our own software systems and believe that having control of our technology allows us to be more responsive to the needs of our customers, supports the dynamic nature of our business and deliver the highest quality products. Our systems are built using state-of-the-art software technologies and best practices including modern programming languages, component-based architectures, and a combination of leading-edge open source and proprietary technology products. We leverage proven industry standards from leading hardware, software and networking providers, as well as emerging technologies we believe will give us a competitive edge in technology development. We take a customer focused, iterative and results driven approach to software design and development that allows us to deliver innovative, high quality solutions quickly and effectively.

Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements that we develop for our participants. We believe in offering our customers a choice, and as such, our electronic platform is accessible from anywhere in the world via the Internet, traditional telecommunication hubs, the newly constructed ICE Global Network, or through co-location at our primary data center. Users can access our electronic trading platform via our own web based interface, via ISVs, or build link in their own computer systems via one of our application programming interfaces, or APIs. Over the past two years we have intensely focused on enhancing capacity and performance of our electronic trading platform. This effort has resulted in the best performing platform in our industry, as measured by transaction times and reliability relative to other futures trading platforms offered by other exchanges.

We also develop and operate software components used to support mid- and back office services such as clearing, market data and electronic confirmations. Our clearing infrastructure is designed to be easily extendable to support integration with additional clearing interfaces. We currently support clearing integration to four clearing houses, including LCH.Clearnet, KCBOT, The Clearing Corporation and our own ICE Clear U.S. for the purposes of clearing and settling the markets. We are currently developing the technology infrastructure for our new yet to be launched clearing house, ICE Clear Europe.

We maintain relationships with a range of technology partners, vendors and suppliers in respect of clearing services, software licensing, hosting facilities and electronic trade routing. The technology systems supporting our trading and clearing operations can be best described into the following major categories:

Personnel	The employees that design, build, operate and support our technology
Trading Systems, Software and Applications	The systems and applications that are the foundation of our trading platform, clearing infrastructure and related systems
Data Centers, Global Network, and Distribution	The data centers, hardware and networking technologies that host our platforms and support the ability of our participants to access our marketplace across our global marketplace
Security and Disaster Recovery	Technologies that maximize and maintain the security of our markets, as well as provide for the transition to a redundant operating environment in the event of system failure due to internal or external issues
Support Services	The services we provide to insure optimal trading and risk management services and customer support services

Personnel

Our technology staff is among the most productive and efficient in the industry. We carefully recruit talented individuals and once in the organization, we foster a culture of entrepreneurship, innovation, customer service and results. Our electronic platform is designed, built and operated by our personnel. As of December 31, 2007, we employed a team of approximately 200 experienced technology specialists, including product managers, project managers, system architects, software developers, network engineers, security specialists, performance engineers, systems and quality analysts, database administrators, website designers, helpdesk and support personnel. We have established a track record of operating a successful electronic platform by developing and integrating multiple evolving technologies that support substantial trading and clearing volume growth. The integrated suite of technologies that we employ has been designed to support a significant expansion of our current business and provide us with the demonstrated ability to integrate new markets, scale our infrastructure, leverage our technology platform and distribution into new markets, and to develop new products and services rapidly and reliably.

Trading Systems, Software and Applications

Our technology systems may be categorized into the following areas: trading platform, WebICE, application program interfaces, trading platform performance, clearing systems, and risk management systems. Each is discussed below.

Trading Platform

At the core of our trading business is our electronic trading platform. Our platform supports all of our futures exchanges as well as all of our OTC marketplace. Order matching, with a proprietary spread-implication algorithm, constitutes the core of our electronic platform. Large scale enterprise servers provide the processing capacity for the matching engine, which captures price requests by our participants and matches trades instantaneously, based on the quantity and price at which orders were entered.

Our platform supports functionality for trading in bilateral and cleared OTC, futures and options on futures contracts. For the futures products, the platform supports a myriad of order types, matching algorithms, price reasonability checks, intercommodity spread pricing and real-time risk management. In addition, we have developed a multi-generation implied matching engine that automatically discovers best bid and offer prices further out on the forward curve. For OTC products we also support bilateral trading with real-time credit risk management between counterparties by commodity or company. We also offer brokers a facility to block trades for all their products. Our core functionality is available on a single platform for all of the products that we offer electronically, rendering it highly flexible and relatively easy to maintain. As a result, enhancements made for one product can easily be propagated for other products.

WebICE

Connectivity to our trading platform is available through our own web based front-end, multiple ISVs and APIs. We provide secure access to our electronic platform via a graphical user interface, or front-end, known as WebICE. The WebICE graphical user interface serves as a customizable, feature rich front-end to our platform. WebICE provides an easy to use and easily accessible front-end for the entire suite of futures and OTC products we offer. Participants can access our platform globally via the Internet by logging in via our website homepage. Our platform can be accessed using a number of operating systems, including Microsoft Windows Vista, 2000/XP, Linux and Mac OS. Assuming all legal agreements are in place, a new participant can be configured and onto our electronic platform within ten minutes. Thousands of users globally access our electronic platform each trading day via WebICE.

Application Programming Interfaces (APIs)

We selectively offer our participants use of APIs that allow users to create customized applications and services around our electronic platform to suit their specific needs. Completely redesigned over the last two years, our interfaces are considered among the fastest and easiest to work with APIs in the industry. Participants using APIs are able to link their own internal computer systems to our platform and enable algorithmic trading, risk management, data services, and straight through processing. Our APIs also enable ISVs to adapt their products to our platform, thereby offering our participants a wide variety of front-end choices in addition to our WebICE interface

We offer the following APIs to direct access customers and ISVs:

•	Order Routing — The order routing specification is based on the industry standard Financial Information eXchange, or FIX, protocol. The FIX message specification is fully compliant with the standard protocol. This reduces the time for development and maintenance for new and existing clients since there are many third party tools and vendors who support the same. We have developed FIX adapters that achieve very low latency for all transactions.

•	Market Data — In the past year, we have developed a light weight, language independent and fast market data feed called iMpact. This feed provides full depth of book and can be used by both trading clients and Quote vendors. The feed is designed to be scalable to handle the growth and volume of messages. The feed is currently based on the TCP/IP protocol. In 2008, we plan to offer this feed over multicast with additional value-added features such as price levels that will further reduce bandwidth requirements and latency.

•	Trade Capture — We currently offer a java based API to capture all trades done by a given company that can be used by firms for managing position and risk of their traders. In 2008, we will extend the use of FIX protocol for trade capture so that our customer can reap the benefits of simplification and lower development and maintenance costs.

•	Block Trade — In 2008, we plan to extend the use of the FIX protocol for booking block trades. This will allow broker firms to book pre-consummated trades electronically and increase efficiencies with this process.

•	OTC — For OTC products that have complex bilateral and cleared trading requirements, we also offer a Java-based API that can be used to trade these products electronically on the trading platform.

Trading Platform Performance

Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. In 2007, we completed a major two-year technology initiative to rebuild and optimize the trading platform software, hardware, network and security components to increase speed, access, capacity, reliability and functionality. Our platform now delivers the fastest published round-trip transaction time in the commodity markets, with average transaction times today of three milliseconds in our futures markets, and a blended average of seven milliseconds for futures and OTC markets.

In our business, latency performance is not only measured in average time, but also in the percentage of outliers particularly during peak trading periods. We define outliers as any request taking over 50 milliseconds. These outlier metrics characterize the consistency of the platform’s performance. Not only is our platform fast, it is also consistent with better than 99.5% of transactions completing in less than 50 milliseconds during the busiest of trading periods. Our platform is also highly reliable achieving 99.996% availability during 2007. Planning for capacity, performance and reliability is something we take very seriously and has become a core competency. We continually run benchmark tests and monitor our production systems and make adjustments as necessary in order to insure that our systems can handle approximately two to three times our peak transactions in our highest volume products.

Clearing Systems

Through our wholly-owned clearing house, ICE Clear U.S., a broad range of trade management and clearing services are offered, and as is the case with the trading system, ICE now designs, develops, and operates its own clearing technology. In 2007, ICE Clear U.S. launched a new Post Trade Management System, or PTMS, to client firms to efficiently manage their trades and trade allocations prior to their submission to the trade clearance system. PTMS is used by brokers, clerks and clearing members to manage trades executed electronically on our platform as well as via floor trading. Direct integration of post-trade management functions within our clearing member’s internal systems is also available via our industry-standard FIXML protocol-based messaging solution. Our core clearing system, Extensible Clearing System, or ECS, supports open and delivery position management, real-time trade and post-trade accounting, risk management (daily and intra-day cash mark-to-market/option premium and initial margin using the CME SPAN@ algorithm), collateral management, daily settlement and banking. ECS is a state-of-the art system offering open Internet-based connectivity and integration options for clearing member access to user and account management, position reporting and collateral management. ECS also has an extensive reporting system which delivers on-line access to daily and historical reports in multiple formats, as well as an extensive currency delivery system to manage the delivery and payment of currency settlements. As we do with the trading platform, we take a proactive approach to enhancing the reliability, capacity and performance of our clearing systems. In the past year, we have improved the performance and capacity of each of our core clearing components by a factor of ten.

Risk Management Systems

ICE Risk, formerly Commoditrack, Inc., is a unique hosted risk management solution we offer to our clients to provide them with world class risk management features without significant investment in software or hardware. Developed to be a hosted solution, all data resides securely in our redundant data centers. Utilizing the latest database technologies, clients can securely access the system with a front-end from any computer and see their entire real-time risk position. Streaming market data over the same link allows us to provide real-time prices and profit/loss position, enhanced with formula processing to provide the most accurate real-time view possible. ICE Risk maintains multiple views of trades, from the top level as they were executed (like spreads, swaps, and other derivatives) all the way down to the lowest level breakdown. This allows traders and risk managers to operate at different levels, all while viewing the same position. The system also offers the ability to move forward and backward in time, so customers can view their position and profit/loss position as it existed last month, or how decaying trades and expirations will change in the future.

Data Centers, Global Network and Distribution

In June 2007, we completed the construction of a state-of-the art hosting center in Chicago, Illinois. The new hosting facility includes expanded co-location capabilities and will provide the physical space, electric power, and bandwidth necessary to accommodate continued growth in our messaging traffic, trading volume and customer base. The facility was used temporarily as our disaster recovery site but became the primary production site in January 2008. The Atlanta-based data center then became the disaster recovery site for our technology systems.

We offer access to our electronic markets through a broad range of interfaces including dedicated lines, server co-location data centers, telecommunications hubs in the U.S., Europe and Asia, and directly via the Internet. In 2007, the completed the build-out of the ICE Global Fiber Network which consists of high speed dedicated fiber-optic lines connecting data hubs in New York, Atlanta, Chicago, London and Singapore with the exchange’s primary and disaster recovery data centers. This network offers customers an inexpensive, high speed, high-bandwidth, fiber network solution to routing trading and pricing messages between each of these data hub locations and to the primary and secondary data centers.

In addition to our global network, the accessibility of our platform through the Internet differentiates our markets and serves to attract liquidity in our markets. As of December 31, 2007, we had thousands of active connections to our platform at over 1,500 OTC participant firms and over 750 futures participant firms. As of the fourth quarter of 2007, there was an average of 8,400 simultaneous active connections daily during peak trading hours. One active connection can represent many individual traders. In addition, we have 29 conformed ISVs interfacing to our trading platform. As a result, we have the potential to attract thousands of additional participants who may trade in our markets through ISVs rather than through our own front-end. Many ISVs represent a single connection to our platform, though numerous participants may access our markets through multiple ISVs.

For high velocity traders interested in the lowest latency possible we offer server co-location space at our data centers. This service allows customers to deploy their trading servers and applications which virtually eliminates data transmission latency between the customer and the exchange. The combination of our easy to use trading and data APIs, rapid trade execution and collocation serves to attract algorithmic traders which are growing liquidity contributors in many of our markets.

Security and Disaster Recovery

Physical and digital security are each critical to the operation of our platform. At our corporate offices and at all of our data centers, physical access controls have been instituted to restrict access to sensitive areas. We also employ leading-edge digital security technology and processes, including high level encryption technology, complex passwords, multiple firewalls, network level virus detection, intrusion detection systems and secured servers.

We use a multi-tiered firewall scheme to control access to our network. We have also incorporated several protective features into our electronic platform at the application layers to ensure the integrity of participant data and connectivity. For example, we use access control profiles to prevent a given participant from accessing data affiliated with another participant. We are also able to restrict the functions that a particular user can perform with any company data within a given application. Our electronic platform monitors the connection with each user connected to our platform. If a connection to a particular participant can no longer be detected, certain outstanding orders entered by that participant are automatically withdrawn and held. Users have the ability to allow orders to remain in the market as inactive after logging out or disconnecting from our platform. In addition, though our electronic platform is accessible over the Internet, it is able to restrict platform access to designated IP addresses, if so desired by a participant.

We use a remote data center to provide a point of redundancy for our trading technology. Our back-up disaster recovery facility fully replicates our primary data center and is designed to ensure the uninterrupted operation of our electronic platform’s functionality in the event of external threats, unforeseen disasters or internal failures. In the event of a major disruption, participants connecting to our electronic platform would be rerouted automatically to the disaster recovery facility. Our primary data center continuously collects and saves all trade information and periodically transmits it to our disaster recover site. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage. In the event that we were required to complete a changeover to our back-up disaster recovery facility, we anticipate that our platform would experience less than six hours of down time.

Support Services

All of our participants have access via e-mail, online and telephone to our specialized help desk, which provides support with respect to general technical, business and administrative questions, and is staffed 24 hours a day from Sunday at 5:30 p.m. Eastern Time until Friday at 6:30 p.m. Eastern Time. At all other times, support personnel are available to assist our participants via mobile phone and e-mail. We utilize customer relationship management software to assist support staff in tracing inbound calls, web requests and e-mails to centralize issue reporting and resolution tracking. Each week a summary of reported issues is compiled and sent to operations management for review. In addition, our participants may access training and informational materials, which are available on our website.

Competition

The markets in which we operate are highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic platforms and voice brokers. Prior to the passage of the Commodity Futures Modernization Act of 2000, or the CFMA, futures trading was generally required to take place on, or subject to the rules of, a federally designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The CFMA and other changing market dynamics have led to increasing competition from a number of different domestic and international sources of varied size, business objectives and resources.

We believe we compete on the basis of a number of factors, including:

•	depth and liquidity of markets;

•	price transparency;

•	reliability and speed of trade execution and processing;

•	technological capabilities and innovation;

•	breadth of product range;

•	rate and quality of new product developments;

•	quality of service;

•	distribution and ease of connectivity;

•	mid- and back-office service offerings, including differentiated and value-added services;

•	transaction costs; and

•	reputation.

We believe that we compete favorably with respect to these factors, and that our deep, liquid markets; breadth of product offerings; new product development; and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to develop new and innovative products and services; enhance our technology infrastructure; maintain liquidity and offer competitive transaction costs.

Our Principal Competitors

Currently, our principal competitors include exchanges such as the New York Mercantile Exchange, or NYMEX, the Chicago Mercantile Exchange, or CME, and London International Financial Futures and Options Exchange, or LIFFE, which is now part of NYSE Euronext. In April 2006, NYMEX and CME announced that they had entered into a definitive technology services agreement under which CME, through CME Globex, is the exclusive electronic trading services provider for NYMEX’s energy futures and options contracts. Subsequently, the volume of NYMEX energy futures contracts traded through Globex surpassed the volume of NYMEX energy futures contracts traded in its open-outcry market. Among its primary products, NYMEX offers trading in WTI light sweet crude oil futures and Henry Hub natural gas futures contracts. In addition, we currently compete with:

•	voice brokers active in the OTC commodities markets;

•	other electronic trading platforms for derivatives; and

•	market data vendors.

Competition in our Futures Business

In our energy futures business, ICE Futures Europe, we currently compete with global exchanges such as NYMEX, CME and the Tokyo Commodity Exchange, or TOCOM, and European natural gas and power exchanges, such as the European Energy Exchange. There are also several exchanges that may, in the future, offer trading in contracts that compete with our futures exchanges. In addition, the recent consolidation of, and development of industry alliances has resulted in a growing number of and well-capitalized trading services providers, which compete with all or portions of our business.

ICE Futures U.S. faces competition from traditional exchanges as well as from new entrants to the derivatives exchange sector. According to Futures Industry Association, ICE Futures U.S. is currently the third largest derivatives exchange in the U.S. The CME, the largest derivatives exchange in the United States, competes with ICE Futures U.S. in its markets for foreign currency and equity index contracts. In December 2006, NYMEX listed cash-settled versions of ICE Futures U.S.’s physically delivered soft agricultural contracts, initiating competition with ICE Futures U.S. for the first time. Certain of NYMEX’s soft agricultural contracts have since been de-listed. Following the merger of the CME and CBOT in July 2007, ICE Futures U.S. expects that competition will intensify.

ICE Futures U.S. also faces limited competition abroad from NYSE Euronext. Currently, ICE Futures U.S. competes directly with NYSE Euronext in the cocoa, sugar and coffee markets. ICE Futures U.S. also competes on a limited basis with other exchanges such as the Tokyo Grain Exchange and the Brazilian Mercantile and Futures Exchange. At any time, a regional exchange in an emerging market country, such as India or China, or a producer country could attract enough activity from outside its borders to compete with ICE Futures U.S.’s status as the benchmark pricing market for a given commodity.

ICE Futures Canada competes primarily with NYSE Euronext’s rapeseed contract and, to a lesser extent, the Australian Securities Exchange’s canola futures contract. There are no other exchanges that list contracts for western barley or Canadian feed wheat, although the Minneapolis Grain Exchange, the Kansas City Board of Trade and CME have wheat contracts that can be used to hedge Canadian wheat.

In addition to competition from derivates exchanges that offer commodity products, our futures business also faces competition from other exchanges, electronic trading systems, third party clearing houses, FCMs and technology firms.

Competition in Our OTC Business

Certain financial services or technology companies, in addition to the competitors named above, have entered the OTC electronic trading services market. Additional joint ventures and consortia could form, or have been formed, to provide services that would potentially compete with certain services that we provide. Others may acquire the capacity to compete with us through acquisitions. If we expand into new markets in the future, we could face significant competition.

Competition in Our Market Data Business

We compete in the market data sector based on our data for futures markets and OTC markets. Competition for real-time data comes from both the U.S. and European exchanges and ‘online’ brokers such as ICAP and Tradition Financial Services, which list and sell market data relating to OTC contracts that co-exist along side our futures contracts. Competition for OTC market data comes from voice brokerage firms such as Amerex, whose market data is derived from their brokerage activities in the North American power and gas markets, market price assessment and reporting organizations such as Platts and NGI, as well as market data redistributors such as Bloomberg and Reuters, which produce their own OTC price assessments.

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

We license a U.S. patent for an apparatus and method for trading electric energy and share the rights and benefits of this patent. Also, we are co-owners (together with NYMEX) of a U.S. patent directed to an implied market trading system.

We currently have licenses to use several U.S. patents, including the Togher family of patents, which relate to the way in which bids and offers are displayed on an electronic trading system in a manner that permits parties to act only on those bids and offers from counterparties with whom the party has available credit. In connection with the settlement of patent infringement litigation with EBS Dealing Resources, Inc., or EBS, we obtained from EBS a worldwide, fully paid, non-exclusive license to use technology covered under patents known as the Togher patents (presently issued or to be issued in the future claiming priority to U.S. patent application 07/830,408). As a fully paid license, we pay no royalties to EBS on an ongoing basis. The EBS license expires on the latest expiration of the underlying patents. Additionally, on May 2, 2006, we received a U.S. patent jointly owned with NYMEX for an implied market trading system. The joint patent covers a method for a computer-based trading system that implies spread markets for multiple real or implied spread markets.

We cannot guarantee that the Togher patents, the joint patent with NYMEX or any other patents that we may license or acquire in the future, are or will be valid and enforceable.

We have several U.S. and foreign patent applications pending, including with respect to our electronic trade confirmation service, our ICEMaker system, and our OTC clearing service. We can provide no assurance that any of these applications will result in the issuance of patents.

We have received several U.S. federal registrations on trademarks used in our business, including “IntercontinentalExchange”, “IntercontinentalExchange” + design, “ICE” and “ICE” + design. We have also received U.S. federal registrations on other services or products we provide, including “ICEMaker”, “ICEBLOCK”, “ICE DATA”, “ICE DATA” + block design, “ICE Futures”, “ICE Futures + block design”, “WEBICE”, “IPN ICE Private Network & Design”, “The Interchange”, “Trade the World”, “The Edge in Energy”, “The Energy Marketplace”, “10X”, and “10X” + design. In addition, we have several foreign and U.S. applications pending for other marks used in our business. For instance, in the United States, we have applications pending for the marks: “ICE Clear”, “ICE Clear U.S.”, “ICE Clear Canada”, “ICE Clear Europe”, “ICE Futures U.S.”, “ICE Futures Canada”, “ICE Futures Europe”, ICE eConfirm”, “ICE iMpact”, and “ICE Risk”. In Canada, we have applications pending for the marks: “ICE”, “ICE” + block design, “ICE Clear”, “ICE Clear U.S.”, “ICE Clear Canada”, “ICE Clear Europe”, “ICE Futures”, “ICE Futures + block design”, “ICE Futures U.S.”, “ICE Futures Canada”, “ICE Futures Europe”, “ICE eConfirm”, “ICE iMpact”, “ICEMAKER”, “ICE Risk”, “ICE DATA”, and “ICE DATA” + block design. In the European Union, we have applications pending for the marks: “ICEMAKER”, “ICE Clear”, “ICE Clear U.S.”, “ICE Clear Canada”, “ICE Clear Europe”, “ICE Futures U.S.”, “ICE Futures Canada”, “ICE Futures Europe”, “ICE eConfirm”, “ICE iMpact”, and “ICE Risk”. In Singapore, we have applications pending for the marks: “ICE Clear”, “ICE Clear U.S.”, “ICE Clear Canada”, “ICE Clear Europe”, “ICE Futures U.S.”, “ICE Futures Canada”, “ICE Futures Europe”, “ICE eConfirm”, “ICE iMpact”, and “ICE Risk”. We can provide no assurance that any of these applications will mature into registered trademarks.

ICE Futures U.S.’s key strength is the brand recognition of its “soft” commodity products. Unlike our U.S. competitors, which have larger corporate identities, ICE Futures U.S.’s primary brand identity is derived from the individual benchmark contracts that it trades. ICE Futures U.S.’s most significant brands are Coffee “C”, Sugar No. 11 and Cotton No. 2. We protect these brand names, as well as other products and services by relying on trademark law and contractual safeguards. ICE Futures U.S. owns the following registered service marks: Coffee “C”, eCOPS, FINEX, TIPS, U.S. Dollar Index, and USDX. ICE Futures U.S also licenses the following trademarks from third parties: Russell 1000, Russell 1000 Value, Russell 1000 Growth, Russell 2000, Russell 2000 Value, Russell 2000 Growth, Russell 3000, Russell 3000 Value, Russell 3000 Growth, Russell Top 200, Russell Top 200 Value, Russell Top 200 Growth, Russell MidCap, Russell MidCap Value, Russell MidCap Growth, Russell 2500, Russell 2500 Growth, Russell Small Cap Completeness Indextm, Russell Small Cap Completeness Value Indextm and Russell Small Cap Completeness Growth Indextm. These are trademarks and service marks of the Russell Investment Group. ICE Futures U.S. has an exclusive license to use the trademark of the Russell Investment Group. ICE Futures U.S. also licenses the NYSE Composite Index from NYSE Euronext. ICE Futures U.S.’s license with the NYSE Euronext is an exclusive license to list and trade futures and options contracts on the NYSE Composite Index. ICE Futures U.S. also has an exclusive license with Reuters America, LLC to list and trade futures and options contracts on the Reuters Jefferies CRB Futures Price Index and the Continuous Commodity Index.

We also have several foreign trademark registrations, including: “ICE”, “IntercontinentalExchange”, and “IntercontinentalExchange” + design, in the European Union; “ICEMAKER”, “ICE Futures” and “ICE Futures” + block design in Singapore; and “ICEBLOCK” in the European Union, China, Hong Kong, Norway, Singapore, and Switzerland.

This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks of our and of other companies. We do not intend the use or display of other parties’ trademarks, trade names or service marks to imply, and this use or display should not be construed to imply, our endorsement or sponsorship of these other parties, their endorsement or sponsorship of it, or any other relationship between it and these other parties.

Sales

As of December 31, 2007, we employed 63 full-time sales personnel. Our global sales team is managed by a futures industry sales and marketing professional and is comprised primarily of former brokers and traders with extensive experience and established relationships within the commodity trading community. Since our futures business is highly regulated, we also employ sales and marketing staff knowledgeable with respect to the regulatory constraints upon marketing in this field.

Our marketing strategy is designed to expand relationships with existing participants through the provision of value-added products and services, technology support and product information, as well as to attract new participants, including those in markets and geographic areas where we do not currently have a strong presence. We also seek to build brand awareness and promote greater public understanding of our business, including how our technology can improve current approaches to price discovery and risk management in the energy markets.

We use a cross-promotional sales and marketing team for our futures and OTC businesses. We believe this approach is consistent with, and will provide more effective support of, the underlying emphasis of our business model — an open architecture with flexibility that allows us to anticipate and respond rapidly to customers and evolving trends in the markets for commodities trading, while maintaining separate markets on a regulatory basis.

We typically pursue our marketing goals through a combination of on-line promotion through our website, third party websites, e-mail, print advertising, one-on-one client relationship management and participation in trade shows and conferences. From time to time, we also provide commission rate discounts of limited duration to support new product launches. We participate in a number of domestic and international trade shows, conferences and seminars regarding futures, options on futures and OTC markets and other marketing events designed to inform market participants about our products.

Our marketing department designs materials, information and programs to educate market participants about our products and services. We seek to educate these users about changes in product design, margin requirements and product usage. Our sales and marketing effort typically involves the development of personal relationships with market participants who actively use our markets to ensure that our product and service offerings are based on their needs.

Employees

As of December 31, 2007, we had a total of 506 employees, with 167 employees at our headquarters in Atlanta, 218 in New York, 81 in London and a total of 40 employees in our Winnipeg, Houston, Chicago, Singapore, Dublin and Calgary offices. ICE Futures U.S. is a party to a collective bargaining agreement, which represents a small percentage of its trading floor employees. We have not experienced any work stoppages, and we believe our relationship with our employees is good.

Business Continuity Planning and Disaster Recovery

We maintain comprehensive business continuity and disaster recovery plans and facilities to provide continuous availability in the event of a business disruption or disaster.

Planning

We maintain incident and crisis management plans that address how we would respond to a crisis event at any of our locations world wide. We are committed to continuously understanding and evaluating business risks and their impact on operations, providing training to employees and performing exercises to validate the effectiveness of our plans by participating in industry sponsored disaster recovery and business continuity exercises. We have invested in technology that will allow us to manage incidents, track results and continuously update our plans. We also utilize our strategic partners to provide an independent view of the continued viability of our plans.

Datacenters

We use a remote data center to provide a point of redundancy for our trading technology. Our back-up facility fully replicates our primary data center and is designed to ensure the uninterrupted operation of our electronic platform’s functionality in the face of external threats, unforeseen disasters or internal failures. In the event of an emergency, participants connecting to our electronic platform would be rerouted automatically to the back-up facility. Our primary data center continuously collects and saves all trade information and periodically transmits it to our back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage. In the event that we were required to complete a changeover to our back-up disaster facility, we anticipate that our platform would experience less than six hours of down time. Our primary datacenter is currently located in Chicago, Illinois. We currently maintain a disaster recovery hot-site in a secured Tier-1 datacenter in Atlanta, Georgia.

People

Office facilities are protected against physical unavailability via our incident management plans. Dedicated business continuity facilities in Atlanta, New York, London and Winnipeg are maintained for employee relocation in the event that a main office is unavailable. Incident management plans place a priority on the protection of our employees.

Regulation

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. With respect to the ICE Futures Europe products, we have permission from 55 jurisdictions to allow trading on our platform. With respect to the ICE Futures U.S. products, we have permission from 25 jurisdictions to allow trading on our platform. With respect to the ICE Futures Canada products, we have permission from Canada (except Quebec), the United States and are able to facilitate trading under a statutory exemption in the United Kingdom.

Regulation of Our OTC Business in the United States

We operate our OTC electronic platform as an exempt commercial market under the CEA and regulations of the CFTC. The CFTC generally oversees, but does not currently substantively regulate, the trading of OTC derivative contracts on our platform. Each of our participants must qualify as eligible commercial entities, as defined by the CEA, and each participant must trade for its own account, as a principal. Eligible commercial entities include entities with at least $10 million in assets that incur risks (other than price risk) relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as entities that regularly purchase or sell commodities or related contracts that are either (i) funds offered to participants that do not meet specified sophistication standards that have (or are part of a group of funds that collectively have) at least $1 billion in assets, or (ii) have, or are part of a group that has, at least $100 million in assets. We have also obtained orders from the CFTC permitting us to treat floor brokers and floor traders on U.S. exchanges and ICE Futures Europe as eligible commercial entities, subject to their meeting certain requirements. As an exempt commercial market, we are required to comply with access, reporting and record-keeping requirements of the CFTC. In 2006, we undertook technology enhancements and processes to begin reporting on a daily basis to the CFTC all cleared futures-look-alike positions. Our OTC business is not otherwise currently subject to substantive regulation by the CFTC or other U.S. regulatory authorities. However, both the CFTC and the Federal Energy Regulatory Commission, or FERC, have view only access to our trading screens on a real-time basis. In addition, we are required to:

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

In December 2007, the United States Senate and a committee of the House of Representatives passed legislation to increase regulation of OTC markets. While the final legislation may change, both bills would require and grant authority to OTC electronic trading facilities to assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability limits, over contracts that serve a significant price discovery function. Presently, we believe that we would be required under the legislation to assume regulatory responsibilities over at least one OTC contract, the Henry Hub natural gas swap. The legislation could deter trading on our platform. In addition, we would incur additional costs in order to comply with new regulations in the OTC markets. However, these are not believed to be material on a consolidated basis. Specifically, the Senate version of the legislation would require us to become a registrant of the CFTC, which could mean that we may have to pay a regulatory fee on each trade to a registered futures association.

In addition to the legislation above, several pieces of legislation have recently been introduced in Congress that would (i) increase regulation of the bilateral OTC market and (ii) place a fee on cleared trades to fund the CFTC. If any of these proposals are adopted, they could restrict or foreclose some of our business, require us and our participants to operate under heightened regulatory burdens and incur additional costs in order to comply with additional regulations, and could deter some participants from trading on our OTC platform.

We cannot predict whether this legislation will be adopted. If such legislation or other legislation were to be enacted into law, it could have an adverse effect on our business.

The Energy Policy Act of 2005 grants to the FERC the power to prescribe rules related to the collection and government dissemination of information regarding the availability and price of natural gas and wholesale electric energy. In 2006, FERC also issued final rules clarifying the agency’s authority over market manipulation by all electricity and natural gas sellers, transmission owners and pipelines, regardless of whether they are regulated by FERC. In July 2007, FERC brought its first case using its new authority against Amaranth Advisors, LLC. FERC’s standard to prove manipulation is lower than the CFTC’s. Thus, given the lower standard, it is possible that FERC may bring more actions against our market participants. FERC’s new authority and possible future exercises of its rulemaking powers will impose additional regulatory compliance costs on us and could adversely impact demand for our data products in the United States. In addition, recently passed legislation provided the Federal Trade Commission with jurisdiction over fraud or false reports in connection with transactions in crude oil or petroleum distillates. The Federal Trade Commission’s exercise of this authority could also adversely affect trading activity on our platform.

Regulation of Our Business in the United Kingdom and Europe

In the United Kingdom, we also engage in a variety of activities related to our business through subsidiary entities that are subject to regulation by the UK’s FSA. ICE Futures Europe is recognized as an investment exchange by the FSA in accordance with the Financial Services and Markets Act 2000, or FSMA. As such, ICE Futures Europe maintains front-line regulatory responsibility for its markets and is subject to regulatory oversight by the FSA. In order to retain its status as a recognized investment exchange, ICE Futures Europe is required to dedicate sufficient resources to its regulatory functions and to meet various regulatory requirements relating to sufficiency of financial resources, adequacy of systems and controls and effectiveness of arrangements for monitoring and disciplining its members. Failure to comply with these requirements could subject ICE Futures Europe to significant penalties, including de-recognition.

Further, we engage in sales and marketing activities in relation to our OTC business through our subsidiary ICE Markets Limited, or ICE Markets, which is authorized and regulated by the FSA as an arranger of deals in investments and as an agency broker. ICE Markets agreed to be subject to certain aspects of the FSA’s Alternative Trading Systems regime which include various reporting, record keeping, and monitoring obligations with respect to use by its participants of our electronic trading platform.

The regulatory framework in relation to ICE Futures Europe’s status as a recognized investment exchange is supplemented by a series of legislative provisions regulating the conduct of participants in the regulated market. Importantly, FSMA contains provisions making it an offense to engage in certain market behavior and prohibits market abuse through the misuse of information, the giving of false or misleading impressions or the creation of market distortions. Breaches of those provisions give rise to the risk of criminal or civil sanctions, including financial penalties. It should be noted, that under FSMA, ICE Futures Europe, as a recognized investment exchange, enjoys statutory immunity in respect of any claims for damages brought against it relating to any actions it has undertaken (or in respect of any action it has failed to take) in good faith, in the discharge of its regulatory function.

The Markets in Financial Instruments Directive (Directive 2004/39/EC) came into force on November 1, 2007, and introduced a harmonized approach to the licensing of services relating to commodity derivatives across the European Economic Area. The legislation also imposed greater regulatory burdens on E.U.-based operators of regulated markets, alternative trading systems and authorized firms in the commodity derivatives area. The legislation also introduced the concept of a pan-European “passport” allowing ICE Futures Europe to offer services in all European Economic Area member states in which our participants are based on the basis of UK regulation. This legislation is consistent with other initiatives introduced to provide a more harmonized approach to European regulation, for example, the Market Abuse Directive (Directive 2003/06/EC) which came into force in October 2004 introducing a specific prohibition against insider dealing in commodity derivative products.

Regulation of our ICE Futures U.S. Business

ICE Futures U.S.’s operations are subject to extensive regulation by the CFTC under the CEA. The CEA generally requires that futures trading conducted in the United States be conducted on a commodity exchange designated as a contract market by the CFTC. It also establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of specified futures contracts is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading in the same or similar contracts. As a designated contract market, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the CEA. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of ICE Futures U.S.’s self-regulatory programs in these areas. The cost of regulatory compliance is substantial.

Additional legislation or regulation, or changes in existing laws and rules or their interpretation, may directly affect ICE Futures U.S.’s mode of operation and profitability. The regulations under which ICE Futures U.S. has operated since 1974 have been changed in a manner that will permit unregulated competitors and competitors in other regulated industries to attempt to trade ICE Futures U.S.’s products in their own trading facilities without the same regulatory costs that ICE Futures U.S. bears and allow ICE Futures U.S.’s competitors to trade futures contracts identical to the ones that ICE Futures U.S. offers without any form of regulation or oversight by the CFTC under certain circumstances. Generally, those exclusions are available to markets limited to financial products traded among institutions, whether traded electronically or not. ICE Futures U.S. could also comply with those exclusions and operate markets that are outside CFTC jurisdiction.

The CFTC is subject to periodic reauthorization by Congress. Congress is currently undertaking this process of reviewing the laws and regulations embodied in the CEA to ensure that those affecting the futures industry are adequate as market conditions evolve. Changes made to the regulatory framework for exchanges during reauthorization could make it easier for others to compete with ICE Futures U.S. at a lower regulatory cost.

Regulation of our ICE Futures Canada Business

ICE Futures Canada’s operations are subject to extensive regulation by the Manitoba Securities Commission, or MSC, under the CFA. The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange. It establishes financial and non-financial criteria for an exchange. Registration and recognition under the CFA is non-exclusive. This means that the MSC may recognize and registered additional exchanges as futures exchanges for trading in the same or similar contracts. In addition, ICE Futures Canada is also recognized by the MSC as a self-regulatory organization and is required to institute and maintain detailed rules and procedures to fulfill its obligations. ICE Futures Canada also has surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and ICE Futures Canada is under the audit jurisdiction of the MSC with respect to these self-regulatory functions. ICE Futures Canada has a significant number of trading terminals in the United States for which it has received a no action letter. The no action letter requires it to comply with the requirements of the CFTC including making regular filings. The cost of regulatory compliance is substantial.

Additional legislation or regulation, or changes in existing laws and rules or their interpretation, may directly affect ICE Futures Canada’s mode of operation and profitability. The regulations under which ICE Futures Canada operates permit competitors in other regulated industries to attempt to trade ICE Futures Canada’s products in their own trading facilities.

Industry Overview

The markets for commodities trading include trading in both physical commodities contracts and derivative instruments — instruments that derive their value from an underlying commodity or index — across a wide variety of products. Derivative instruments provide a means for hedging price risk, asset allocation, speculation or arbitrage. Contracts for physical commodities allow counterparties to contract for the delivery of the underlying physical asset.

The Futures Market

A futures exchange typically operates as an auction market, where trading is conducted either on an electronic platform or on an open-outcry trading floor. In an auction market, prices are established publicly either on a screen or on the floor of an exchange by participants posting bids, or buying indications, and offers, or indications to sell. A futures exchange offers trading of standardized contracts and provides access to a centralized clearing system. Commodity futures exchanges are regulated in the United States by the CFTC and are required to publish certain information, such as contract settlement prices and participant information. Commodity futures exchanges are regulated in the United Kingdom by the FSA and in Canada by the MSC. In a typical futures market, participants can trade two types of instruments:

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

All futures contracts and options on futures contracts are cleared through a central clearing house. Clearing is the procedure by which each futures and options contract traded on an exchange is, typically, novated, or replaced, with a contract with the clearing house. In this process, the clearing house is interposed between the trading parties and becomes the buyer to each member firm that is a seller, and the seller to each member firm that is a buyer. By interposing itself between the member firm parties of every trade, the clearing house guarantees each member firm party’s performance, and eliminates the need to evaluate counterparty credit risk. FCMs function, in turn, as intermediaries between market participants and a clearing house. In effect, the clearing house takes on the counterparty credit risk of the FCM, and the FCM assumes the credit risk of each of its client market participants, which is partially offset by capital held by the FCM with respect to each of its client market participants.

The OTC Market

Over-the-counter, or OTC, is a term used to describe trading activity that does not take place on a regulated exchange through listed contracts. In this market, commercial market participants have historically entered into negotiated, bilateral contracts, although in recent years participants have begun to take advantage of cleared OTC contracts that, like futures contracts, are standardized and cleared through a central clearing house.

In contrast to the limited number of futures contracts available for trading on regulated exchanges, participants in the OTC markets have the ability to trade both standardized and customized contracts, where counterparties can specify contract terms, such as the underlying commodity, delivery date and location, term and contract size. Furthermore, while exchanges typically limit their hours of operation and restrict direct trading access to a limited number of exchange members, OTC markets operate virtually around the clock and do not impose membership requirements. Our electronic OTC markets operate seven days a week for 23 hours per day.

Financially- or cash-settled OTC contracts are classified as derivatives — meaning that the contract is settled through cash payments based on the value of the underlying commodity, rather than through physical delivery of the commodity. Physical contracts provide for settlement through physical delivery of the underlying commodity. Physical contracts may be entered into for either immediate delivery of a commodity, in the cash or “spot” market, or for delivery of a commodity at a specified time in the future, in the “forward” market. Forward contract prices are generally based on the spot market prices of the underlying commodity, since long-term contracts evolve into short-term contracts over time.

Several types of contracts can be traded in the OTC market, including:

•	Forwards and Swaps: A forward contract is an agreement between two parties to deliver or settle on a specified quantity of an underlying asset, on a specified date, and at a specified location. Unlike futures contracts discussed above, forward contracts are not always standardized, but can be negotiated on an individual basis between counterparties. However, OTC cleared contracts are standardized contracts. Swaps generally are contracts between the holders of two different assets with differing risk and performance profiles in which the risk or performance characteristics are exchanged. Swaps may be settled against the future price of a single commodity or against an index of commodity prices.

•	Differentials and Spreads: Differentials, or basis swaps, are contracts that allow counterparties to “swap” delivery (or the financial equivalent of delivery) of a commodity between two different delivery points. For example, trading parties may enter into a basis swap for natural gas by swapping delivery of natural gas at the benchmark Henry Hub for delivery at any hub in North America. This type of contract allows market participants to hedge or speculate on forward natural gas prices in various markets. The price of a basis swap contract is based on the price differential of deliveries at each hub. Spreads are the simultaneous purchase and sale of forward contracts for different months, different commodities or different grades of the same commodity.

•	Options: Options are contracts that convey to the buyer the right, but not the obligation, to require the seller to make or take delivery of a stated quantity of a specified commodity at a specified price. Options may also be cash settled, based on the difference between the market price of the underlying commodity and the price of the commodity specified in the option.

Because bilateral OTC contracts are entered into and settled on a principal-to-principal basis, each party is exposed to counterparty credit risk. Therefore, traditionally, OTC market participants have relied heavily on their internal risk management systems to monitor and mitigate counterparty credit and performance risk. In recent years, a growing number of markets, including ours, have begun to offer clearing for some of the more commonly traded, standardized OTC contracts to address the risks associated with entering into bilateral agreements. Participants who choose to trade cleared OTC products must have an account with a FCM.

Industry Trends

We believe that the increasing interest in derivatives trading is being driven primarily by the following key factors:

•	Growth in Electronic Trading: Innovations in technology have increased the speed of communications and the availability of information, which have enabled market participants to access and participate in the commodities markets more easily and quickly and less expensively. During the last decade, the use of electronic trading has become increasingly prevalent, and offers a number of advantages relative to floor-based trading. These include the ability to offer more contracts that on a floor, to increase distribution, the benefits of the network-effect and increased speed and transparency.

•	Lower Barriers to Entry for Market Participants: The barriers to entry for trading in derivatives have traditionally been significant, which has limited the ability of many traders to participate in this market. In recent years, a considerable erosion of these barriers has occurred largely due to the availability of electronic trading. In addition to electronic trading, other changes in market structure contributing to lower barriers to entry include declining exchange membership fees, use of ISVs, and the introduction of cleared OTC contracts.

•	Increasing Adoption of Energy Commodities as an Investable Asset Class: Investors’ interest in commodities as an asset class has experienced significant growth in recent years. A number of attributes inherent to commodities have contributed to this growth including higher volatility, geopolitical risk, low/negative correlation with other asset classes, asset diversification and attractive investment returns.

•	New Market Participants: Recent growth in derivatives trading has been driven in part by increased participation in derivatives markets by financial institutions, hedge funds, proprietary trading firms and institutional investors.

Available Information

Our principal executive offices are located at 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328. Our main telephone number is (770) 857-4700.

A copy of this Annual Report on Form 10-K, as well as any future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are, or will be, available free of charge, on the Internet at the Company’s website (www.theice.com) as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports, excluding exhibits, are also available free of charge by mail upon written request to our Secretary at the address listed above.

In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee and (iii) Nominating and Corporate Governance Committee, as well as our Code of Ethics and Business Conduct, Board of Directors Governance Principles, Board Communication Policy and Governance Hotline. We will provide a copy of these documents without charge to stockholders upon request.

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

Risks Relating to Our Business

We face intense competition that could materially and adversely affect our business. If we are not able to compete successfully, our business will not survive.

The industry in which we operate is highly competitive and we expect competition to intensify in the future. Our current and prospective competitors, both domestically and internationally, are numerous.

We currently compete with:

•	regulated futures exchanges globally that offer trading in a variety of markets, such as the CME Group;

•	energy futures exchanges, such as NYMEX, European Energy Derivatives Exchange, or Endex (formerly known as Amsterdam Power Exchange), Nord Pool, and Powernext;

•	other exchanges, such as the London International Financial Futures and Options Exchange, or LIFFE, which is part of NYSE Euronext, and regional exchanges, such as the Tokyo Grain Exchange and the Brazilian Mercantile and Futures Exchange, which provide trade execution in futures and options contracts on agricultural products such as sugar, coffee, canola and cocoa;

•	voice brokers active in the global commodities markets;

•	other electronic energy trading platforms for OTC markets, such as NYMEX Clearport and Houston Street;

•	other clearing houses, including LCH.Clearnet, which presently clears futures trades for ICE Futures Europe and ICE’s OTC contracts;

•	market data and information vendors, such as Bloomberg, Reuters, Argus and Platts; and

•	possible consortiums of customers and the above listed competitors that may pool their various competitive advantages to establish a new exchange or trading platform.

The global derivatives industry has grown more competitive due to increasing consolidation and evolving markets. We may also face additional competition from new entrants to our markets. Competition in the market for derivatives trading has intensified in connection with the increase in electronic trading platforms. Competition will intensify if more exchanges are established, or if existing platforms or exchanges that currently do not trade commodities products decide to do so. Additional competition from new entrants to our markets could negatively impact our trading volumes and profitability.

In addition, some of the exchanges, trading systems, dealers and other companies with which we currently or in the future may compete are or may be substantially larger than us and have or may have substantially greater financial, technical, marketing, personnel and other resources and more diverse revenue streams than we do. Some of these exchanges and other businesses have long-standing, well-established and, in some cases, dominant positions in their existing markets. They may offer a broader range of products and services and may take better advantage of business opportunities than we do.

Our ability to continually remain competitive with stronger current and potential competitors will have a direct impact on our results of operations. We cannot assure you that we will be able to compete effectively. If our markets, products and services are not competitive, our business, financial condition and operating results will be materially affected. Our business could also be materially affected if we fail to attract new customers or lose a substantial number of our current customers to competitors. In addition, even if new entrants or existing competitors do not significantly erode our market share, we may be required to reduce significantly the rates we charge for trade execution for certain contracts or market data to remain competitive, which could have a material adverse effect on our profitability.

One of our principal competitors is NYMEX, a regulated futures exchange that offers trading in futures products and options on those futures in the crude oil, gas and metals markets, among other commodities markets that compete directly with some of our contracts. NYMEX has an agreement with CME under which CME exclusively lists NYMEX energy contracts on its electronic trading platform. In addition, on January 28, 2008, CME and NYMEX announced that they are in discussions regarding CME’s potential acquisition of NYMEX. NYMEX’s electronic trading volume has surpassed the volume on its open outcry trading floor, which may increase the competition for trading in our electronic platform and negatively impact our trading volume and the liquidity in our markets.

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability.

We earn transaction fees for transactions executed in our markets and from the provision of electronic trade confirmation services. We derived 85.4%, 87.2% and 87.9% of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively, from our transaction-based business.

The success of our business depends on our ability to maintain and increase our trading volumes and the resulting transaction fees. Any decline in our trading volumes in the short-term or long-term will negatively impact our transaction fees and, therefore, our revenues. Accordingly, the occurrence of any event that reduces the amount of transaction fees we receive, which may result from declines in trading volumes or market liquidity, our decision to close the trading floor for futures contracts at the end of February 2008 for ICE Futures U.S.’s core soft agricultural commodity contracts, reductions in commission rates, regulatory changes, rebates to customers, competition or otherwise, will have a significant impact on our operating results and profitability.

Our business depends in large part on volatility in commodity prices generally and energy prices in particular.

Participants in the markets for energy, soft agricultural and agricultural commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take speculative or arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven primarily by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Commodities markets historically have experienced significant price volatility and in recent years reached record levels. We cannot predict whether this pattern will continue, or for how long, or if this trend will reverse itself. Were there to be a sustained period of stability in the prices of commodities, we could experience lower trading volumes, slower growth or even declines in revenues.

In addition to price volatility, the increase in global energy prices, particularly for crude oil, during the past several years may have had a positive impact on the trading volume of global energy commodities, including trading volumes in our markets. If global crude oil prices decrease or return to the lower levels where they historically have been, it is possible that many market participants could reduce their trading activity or leave the trading markets altogether. Global energy prices are determined by many factors, including those listed below, which are beyond our control and are unpredictable. Consequently, we cannot predict whether global energy prices will remain at their current levels, and we cannot predict the impact that these prices will have on our future revenues or profitability.

Factors that are particularly likely to affect price volatility and price levels, and thus trading volumes, include:

•	economic, political and market conditions in the United States, Europe, the Middle East and elsewhere in the world;

•	weather conditions, including hurricanes and other significant weather events, that impact the production of commodities, and, in the case of energy commodities, production, refining and distribution facilities for oil and natural gas;

•	the volatility in production volume of the commodities underlying our energy, soft agricultural and agricultural products and markets;

•	war and acts of terrorism;

•	legislative and regulatory changes;

•	credit quality of market participants;

•	the availability of capital;

•	broad trends in industry and finance, including the consolidation in our industry;

•	the level and volatility of interest rates;

•	fluctuating exchange rates and currency values; and

•	concerns over inflation.

Any one or more of these factors may reduce price volatility or price levels in the markets for derivatives trading generally and for commodity products in particular. Any reduction in price volatility or price levels could reduce trading activity in those markets, including in our markets. Moreover, any reduction in trading activity could reduce liquidity — the ability to find ready buyers and sellers at current prices — which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a growing competitive advantage over other markets. This could put us at a greater disadvantage relative to our principal competitor and other competitors, whose markets are larger and more established than ours.

We cannot predict whether or when these unfavorable conditions may arise in the future or, if they occur, how long or severely they will affect trading volumes. A significant decline in our trading volumes due to reduced volatility, lower prices or any other factor, could have a material adverse effect on our revenues since our transaction fees would decline and on our profitability since our revenues would decline faster than our expenses, some of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the liquidity of our markets, and the critical mass of transaction volume necessary to support viable markets, could be jeopardized.

Our revenues have depended heavily upon trading volume in the markets for ICE Brent Crude, ICE WTI Crude and ICE Gas Oil futures contracts, and OTC North American natural gas and power contracts. In addition, with the acquisition of ICE Futures U.S. in January 2007, sugar futures and options on sugar futures contracts have added to ICE’s trading volumes. A decline in volume or in our market share in these contracts would jeopardize our ability to remain profitable and grow.

Our revenues currently depend heavily on trading volume in the markets for ICE Brent Crude futures contracts, ICE WTI Crude futures contract, ICE Gas Oil futures contracts, sugar futures and options on sugar futures contracts, OTC North American natural gas contracts and OTC North American power contracts. Trading in these contracts in the aggregate has represented 73.0% of our consolidated revenues for the most recent annual period.

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

A decline in trading volume would have a negative impact on our operating results and profitability.

A decline in the production of commodities traded in our markets could reduce our liquidity and adversely affect our revenues and profitability.

We derived 84.3%, 86.1% and 86.9% of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively, from exchange fees and commission fees generated from trading in commodity products in our futures and OTC markets. The volume of contracts traded in the futures and OTC markets for any specific commodity tends to be a multiple of the physical production of that commodity. If the physical supply or production of any commodity declines, market participants could become less willing to trade in contracts based on that commodity. For example, ICE Brent Crude futures contract has been subject to this risk as production of Brent crude oil peaked in 1984 and began steadily falling in subsequent years. We, in consultation with market participants, altered the mechanism for settlement of ICE Brent Crude futures contract to a mechanism based on the Brent/Forties/Oseberg North Sea oil fields, known as the BFO Index, to ensure that the commodity prices on which its settlement price is based reflect a large enough pool of traders and trading activity so as to be less susceptible to manipulation. Market participants that trade in ICE Brent

Crude futures contract may determine in the future, however, that additional underlying commodity products need to be considered in the settlement of that contract or that the settlement mechanism is not credible.

Exchange fees earned from trading in ICE Brent Crude futures contract accounted for 47.6%, 50.5% and 68.8% of our total revenues from our energy futures business, net of intersegment fees, for the years ended December 31, 2007, 2006 and 2005, respectively, or 15.2%, 20.4% and 26.5% of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Any uncertainty concerning the settlement of ICE Brent Crude futures contract, or a decline in the physical supply or production of any other commodity on which our trading products are based could result in a decline in trading volumes in our markets, adversely affecting our revenues and profitability.

In connection with our strategy to form a wholly-owned European clearing house, we served notice to terminate our clearing arrangements with LCH.Clearnet, which currently provides clearing services for the trading of certain futures and cleared OTC contracts in our markets. We cannot offer our futures and cleared OTC products without clearing services, and any delay in commencing our European clearing operations at ICE Clear Europe could result in a disruption to our business or materially and adversely affect our financial condition and results of operations.

On July 18, 2007, we provided LCH.Clearnet with written notice of our intent to terminate our contractual arrangements pursuant to which LCH.Clearnet currently provides clearing services to us for all energy futures contracts and cleared OTC contracts traded in our markets. As provided in our notice of termination, these services will terminate on a mutually agreed upon date or in July 2008.

As previously announced, we intend to expand our clearing operations globally by establishing a wholly-owned clearing house in Europe, to be named ICE Clear Europe, through which we intend to clear our energy futures contracts and cleared OTC contracts. The successful establishment of ICE Clear Europe is subject to a number of risks and uncertainties, including obtaining appropriate regulatory approvals in the U.K., building out or procuring appropriate clearing house technology and integrating that technology with ICE Futures Europe and our OTC business, and ultimately the acceptance of the clearing house by FCMs and our trading participants who will be the users of the clearing house. In addition, our competitors, who for this purpose would include LCH.Clearnet, may attempt to interfere with the transition of clearing to ICE Clear Europe or take advantage of any issues or delays that occur with the clearing transition. In particular, LCH.Clearnet may breach its clearing services agreements with us or attempt to legally challenge portions of the clearing services agreements that we believe obligate LCH.Clearnet to refrain from amalgamating, transferring or permitting credit offset for margin purposes with respect to our contracts or they may attempt to interfere with the transition of customer business to a new clearing house. Further, we may be forced to seek legal action against LCH.Clearnet to enforce our rights under the clearing services agreements, which may disrupt our plans for providing clearing services.

We cannot assure you that we will be able to obtain regulatory approval for ICE Clear Europe, that we will execute our business plan in a timely manner or that there will be no issues, whether operationally or due to the actions of competitors, with the transition of clearing to ICE Clear Europe. If our clearing services are delayed, suspended or interrupted, our business, financial condition and results of operations would be materially and adversely affected. For the years ended December 31, 2007, 2006 and 2005, transaction fees generated by our U.K. futures business, which are also referred to as exchange fees, accounted for 31.1%, 39.3% and 36.7%, respectively, of our consolidated revenues.

In addition, if ICE Clear Europe, or our existing clearing operations at ICE Clear U.S. or ICE Clear Canada, are not able to provide clearing services relating to our OTC business following the termination of our agreements with LCH.Clearnet, we may be unable to offer clearing services in connection with trading certain OTC contracts in our markets for a considerable period of time. For the years ended December 31, 2007, 2006 and 2005, transaction fees derived from trading in cleared OTC contracts accounted for 29.2%, 38.6% and 37.5%, respectively, of our consolidated revenues. Our cleared OTC contracts have been a significant component of our business, and accounted for 69.3%, 71.8% and 69.3% of revenues, net of the intersegment fees, generated by our OTC business for the years ended December 31, 2007, 2006 and 2005, respectively.

Legislation or regulatory changes preventing clearing facilities from being owned or controlled by exchanges may limit or stop our ability to run a clearing house.

Many clearing firms have emphasized the importance to them of centralizing clearing of futures contracts and options on futures in order to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many have expressed the view that clearing firms should have a choice of where to clear their transactions or should control the governance of clearing houses. In addition, some clearing firms have expressed the view that multiple clearing houses should be consolidated and operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association and UK Futures and Options Associations, are attempting to cause legislative or regulatory changes to be adopted that would allow market participants to transfer positions from an exchange-owned clearing house (such as ICEClear Europe) to a clearing house owned and controlled by clearing firms. Some market participants, including the UK Futures and Options Association, have expressed support for extending the European Union Code of Clearing and Conduct to derivatives, which would mandate clearing choice for customers through interoperability. In addition, the U.S. Department of Justice released comments on February 7, 2008 requesting the U.S. Department of Treasury to review futures markets to determine if a different regime for clearing is feasible, which could include ending exchange control of financial futures clearing to foster exchange competition. The Department of Justice comments specifically excluded markets for commodities futures, such as energy futures markets. If these legislative or regulatory changes are adopted, alternative clearing houses may seek to clear positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit the use of our clearing houses. If any of these events occur, our revenues and profits would be materially and adversely affected.

Owning clearing houses exposes us to risks, including risks related to the cost of operating the clearing houses and the risk of defaults by our participants clearing trades through our clearing houses.

Operating clearing houses requires material ongoing expenditures and may consume a significant portion of management’s time. We cannot assure you that our participants will migrate their business from LCH.Clearnet to ICE Clear Europe. In addition, we cannot assure you that our clearing arrangements will be satisfactory to our participants or will not require additional substantial system modifications to accommodate them in the future. The transition to new clearing facilities for many of our participants could be disruptive and costly. Our operation of clearing houses may not be as successful and may not provide us the benefits we anticipate. In addition, our operation of these clearing houses may not generate sufficient revenues to cover the expenses we incur.

There are risks inherent in operating a clearing house, including exposure to the credit risk of clearing members and defaults by clearing members, which could subject our business to substantial losses. Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations (and ICE Clear Europe will adopt comparable policies and procedures), such policies and procedures may not succeed in preventing defaults. We also have in place or plan to establish, as appropriate, various measures intended to enable our clearing houses to cover any default and maintain liquidity, such as deposits in a guaranty fund. However, we cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Additionally, the default of any one of the clearing members could cause our customers to lose confidence in the guarantee of our clearing houses, which would have an adverse affect on our business.

Currently, we continue to rely on LCH.Clearnet to provide clearing services for the trading of certain futures and cleared OTC contracts in our markets despite owning ICE Clear U.S., ICE Clear Canada and forming ICE Clear Europe. We cannot operate our futures and cleared OTC businesses without clearing services.

The termination of the contract with LCH.Clearnet will take effect at the end of the exit phase, which is currently expected to be in July 2008. Currently, we continue to rely on LCH.Clearnet to provide clearing services to us for all energy futures contracts traded in our markets.

ICE Clear U.S. will continue to serve as the designated clearing house for trades executed at ICE Futures U.S. and ICE Clear Canada will continue to provide clearing service for trades executed at ICE Futures Canada. ICE Clear U.S. is seeking recognition from the FSA to be allowed to provide clearing services in the United Kingdom, for an exchange like ICE Futures Europe. ICE Clear Canada is not currently authorized by United Kingdom regulators to clear transactions executed on an exchange located in the United Kingdom. Consequently, these clearing houses are not currently able to clear trades in the United Kingdom until they obtain such recognition, which could take considerable time and resources, but they may offer certain clearing services as an “overseas person” under United Kingdom laws. There is no assurance that such recognition will be granted.

If our clearing services are suspended or interrupted and we are unable to provide clearing services to our customers through an alternate provider on a timely basis, our business, financial condition and results of operations would be materially and adversely affected. If ICE Clear U.S. and ICE Clear Canada could not provide clearing services for our energy futures or OTC products, we could not obtain clearing services from an alternate provider, or ICE Clear Europe was unable to provide such services, we may be unable to operate certain of our energy futures and OTC markets and would possibly be required to cease operations in those segments of our business. We cannot assure you that our energy futures or OTC businesses would be able to obtain clearing services from ICE Clear U.S. or ICE Clear Canada, an alternate provider or ICE Clear Europe in sufficient time to avoid or mitigate the material adverse effects described above and, in the case of an alternate provider, on acceptable terms.

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

The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange sector. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Further, our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. For example, on January 28, 2008, CME and NYMEX announced that they are in discussions regarding CME’s potential acquisition of NYMEX.

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

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our mergers and acquisitions, which could adversely affect the value of our common stock.

We completed multiple acquisitions in 2007, including transactions with NYBOT (ICE Futures U.S.), Winnipeg Commodity Exchange, Inc. (ICE Futures Canada), Chatham Energy Partners, LLC, ChemConnect Inc., and Commoditrack, Inc (ICE Risk). The success of our mergers and acquisitions will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from combining the businesses, as well as our expected cost savings and revenue growth trends. In general, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies in our mergers and acquisitions. If we fail to successfully integrate an acquired business, or if the reason we acquired the business is materially impacted, we may be required to take an impairment charge on our financial statements, which could negatively impact our stock price.

With respect to the ICE Futures U.S. acquisition, we expect continued operational synergies from the use of ICE Futures U.S.’s clearing technology, as well as greater efficiencies from increased scale, market integration and increased automation. Management also expects the combined entity will enjoy revenue synergies, including additional clearing alternatives; expense sharing; increased access, volume and liquidity to the products traded on our respective markets; and expanded product offerings and increased geographic reach.

Integration of companies acquired by us is complex and time consuming, and requires substantial resources and effort. We must successfully combine the businesses in a manner that permits the expected cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies without adversely affecting current revenues and our investments in future growth. The integration process and other disruptions resulting from the mergers or acquisitions may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings or our ability to achieve the anticipated benefits of the merger or acquisition. In addition, difficulties in integrating the businesses or any negative impact on the regulatory functions of any of our companies could harm the reputation of the companies. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected.

We are currently subject to regulation in multiple jurisdictions. Failure to comply with existing regulatory requirements, and possible future changes in these requirements or in the current interpretation of these requirements, could adversely affect our business.

ICE Futures Europe, through which we conduct our energy futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures Europe has regulatory responsibility in its own right and is subject to supervision by the FSA pursuant to the Financial Services and Markets Act 2000, or FSMA. ICE Futures Europe is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. Likewise, ICE Futures U.S. operates as a Designated Contract Market. As a self-regulatory organization, it is responsible for ensuring that the exchange operates in accordance with existing rules and regulations, and must comply with eighteen core principles under the CEA. The ability of ICE Futures Europe and ICE Futures U.S. to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. Failure to comply with current regulatory requirements and regulatory requirements that may be imposed on us in the future could subject us to significant penalties, including termination of our ability to conduct our regulated energy futures business conducted through ICE Futures Europe and our regulated soft commodities business through ICE Futures U.S.

Electronic trading in our energy futures contracts on ICE Futures Europe is permitted in many jurisdictions, including in the United States, through “no-action” relief from the local jurisdiction’s regulatory requirements. In the United States, direct electronic access to trading in ICE Futures Europe products is offered to U.S. persons based on a series of no-action letters from the CFTC that permit non-U.S. exchanges, referred to as foreign boards of trade, to provide U.S. persons with electronic access to their markets without registration with the CFTC. Our ability to offer new futures products under our existing no-action relief could be impacted by any actions taken by the CFTC as a result of future conditions being imposed on ICE Futures Europe under its no-action relief. If our offering of products through ICE Futures Europe to U.S. participants is subject to additional regulatory constraints, our business could be adversely affected. Similarly, electronic trading in ICE Futures U.S. contracts is permitted in many jurisdictions through “no-action” relief from the local jurisdiction’s regulatory requirements. With the proposed end of open outcry trading of ICE Futures U.S. futures contracts scheduled for February 2008, the ability of ICE Futures U.S. to offer trading in futures products in multiple jurisdictions will be dependent upon its ability to comply with the existing conditions of its no-action relief in various jurisdictions and any new conditions that may be added.

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

The nature and role of ICE Futures U.S.’s self-regulatory responsibilities may change.

Some financial services regulators have publicly stated their interest in evaluating the ability of a financial exchange, organized as a for-profit corporation, to adequately discharge its self-regulatory responsibilities. ICE Futures U.S.’s regulatory programs and capabilities contribute significantly to its brand name and reputation. We cannot assure you that ICE Futures U.S. will not be required to further modify or restructure its corporate governance or regulatory functions in order to address these or other concerns. For example, the CFTC adopted, but recently stayed implementation of, final rules to minimize conflicts of interest on Boards of Directors of registered, futures exchanges, or designated contract markets. The new rules provided a safe harbor to designated contract markets that had at least 35% of their board of directors comprised of persons with no material relationship to the designated contract market or its members and were deemed to be “public directors.” While the rules regarding conflicts of interest that were stayed would not likely result in costly or burdensome changes at ICE Futures U.S., implementation of such rules could alter the composition of ICE

Futures U.S.’s Board of Directors if implemented. Any future new rules, modifications of existing rules or restructuring of regulatory functions could entail material costs.

The energy commodities trading industry in North America has been subject to increased regulatory scrutiny in the recent past, and we face the risk of changes to our regulatory environment in the future, which may diminish trading volumes on our electronic platform.

We currently operate our OTC markets as an “exempt commercial market” under the CEA. As such, our markets are subject to anti-fraud, anti-manipulation, access, reporting and record-keeping requirements of the CFTC. However, unlike a futures exchange, ICE is not itself a self regulatory organization that undertakes active regulatory oversight of OTC trading. In December, the United States Senate and the United States House of Representatives each passed legislation to increase regulation of OTC markets, and in particular to require active oversight of certain contracts traded on “exempt commercial markets” that are deemed by the CFTC to be “significant price discovery contracts.” Both bills require OTC electronic trading facilities to assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability limits, over contracts that serve a significant price discovery function. If adopted, this legislation would require us and our OTC participants to operate under heightened regulatory burdens and incur additional costs, including recordkeeping and reporting costs, to comply with the additional regulations, and could deter some participants from trading on our OTC platform. Presently, we anticipate that our OTC Henry Hub natural gas contract, which comprised 73.4%, 81.6%, and 76.5% of our OTC transaction volumes in 2007, 2006, and 2005, respectively, would be considered a “significant price discovery contract.”

In addition, the market for OTC energy commodities trading has been the subject of increased scrutiny by regulatory and enforcement authorities due to a number of highly publicized incidents alleging manipulative trading activity by certain entities and the failure of several hedge funds.

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

It is possible that future unanticipated events in the markets for energy commodities trading will lead to additional regulatory scrutiny and changes in the level of regulation to which we are subject. Increased regulation of our participants or our markets could materially adversely affect our business. The imposition of stabilizing measures such as price controls in energy commodities markets could substantially reduce or potentially even eliminate trading activity in affected markets. New laws and rules applicable to us could significantly increase our regulatory compliance costs, delay or prevent us from introducing new products and services as planned and discourage some market participants from using our electronic platform. Allegations of manipulative trading by market participants or additional failures of hedge funds could subject us to regulatory scrutiny and possibly fines or restrictions on our business, as well as significant legal expenses and adverse publicity. All of this could lead to lower trading volumes, liquidity and transaction fees, higher operating costs and lower profitability or losses.

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

•	enhance our existing services and maintain and improve the functionality and reliability of our electronic platform, in particular, reducing network downtime or disruptions;

•	develop or license new technologies that address the increasingly sophisticated and varied needs of our participants;

•	anticipate and respond to technological advances and emerging industry practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies while attempting to keep our employee headcount low.

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

A number of factors beyond our control may contribute to substantial fluctuations in our operating results. As a result of the factors described in the preceding risk factors, you will not be able to rely on our historical operating results in any particular period as an indication of our future performance. The commodities trading industry, and energy commodities trading in particular, has historically been subject to variability in trading volumes due primarily to five key factors. These factors include:

•	geopolitical events,

•	weather,

•	real and perceived supply and demand imbalances in the underlying commodities,

•	the number of trading days in a quarter, and

•	seasonality.

As a result of one or more of these factors, trading volumes in our markets could decline, possibly significantly, which would adversely affect our revenues derived from transaction fees. If we fail to meet securities analysts’ expectations regarding our operating performance, the price of our common stock could decline substantially.

Our cost structure is largely fixed in the short-term period. If our revenues decline and we are unable to reduce our costs, or if our expenses increase without a corresponding increase in revenues, our profitability will be adversely affected.

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

The revenues, expenses and financial results of ICE Futures Europe and other U.K. subsidiaries have historically been denominated in pounds sterling, which was the functional currency of our U.K. subsidiaries. As a result, we had foreign currency translation risk equal to our net investment in our U.K. subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. Effective as of July 1, 2006, the functional currency of the majority of our U.K. subsidiaries became the U.S. dollar. The decision to change the functional currency of these entities was based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures Europe began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. The functional currency of an entity is the currency of the primary economic environment in which the entity operates. We will no longer recognize any translation adjustments relating to those U.K. subsidiaries that have switched their functional currency to the U.S. dollar.

The revenues, expenses and financial results of ICE Futures Canada and other Canadian subsidiaries are denominated in Canadian dollars. We have foreign currency translation risk equal to our net investment in our Canadian subsidiaries. The financial statements of our Canadian subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of December 31, 2007, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $33.0 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 1.0515 as of August 27, 2007, the acquisition date of ICE Futures Canada, to 0.9881 as of December 31, 2007.

We have foreign currency transaction risk primarily related to the settlement of certain foreign assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling. We had foreign currency transaction gains (losses) of $842,000, ($288,000) and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.8434 for the year ended December 31, 2006 to 2.0020 for the year ended December 31, 2007.

We may experience substantial gains or losses from foreign currency transactions in the future given that there are still certain net assets or net liabilities and expenses of our subsidiaries that are denominated in pounds sterling and Canadian dollars. Of our consolidated operating expenses, 15.2%, 29.8% and 48.1% were denominated in pounds sterling for the year ended December 31, 2007, 2006 and 2005, respectively. As the pounds sterling exchange rate changes, the U.S. equivalent of expenses denominated in foreign currencies changes accordingly. All sales in our business are denominated in U.S. dollars, except for some small futures contracts in our futures business segment. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.

While we may enter into hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities. Accordingly, if there is an adverse movement in exchange rates, we may suffer significant losses, which would adversely affect our operating results and financial condition.

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

In addition, our competitors may claim other intellectual property rights over information that is used by us in our product offerings. For example, in November 2002, NYMEX filed claims against us in the U.S. District Court for the Southern District of New York asserting that, among other things, it infringed copyrights NYMEX claims exist in its publicly available settlement prices that we use in connection with the clearing of certain OTC derivative contracts. The court granted a motion for summary judgment in our favor in September 2005 dismissing all claims brought against us by NYMEX. NYMEX appealed the ruling of the District Court to the Second Circuit Court of Appeals, and the Court of Appeals Affirmed the ruling of the District Court by decision on August 1, 2007. On August 15, 2007, NYMEX filed a Combined Petition for Panel Rehearing and Rehearing En Banc, requesting that the case be reheard before the Second Circuit Court of Appeals. On October 25, 2007, the Second Circuit Court of Appeals denied NYMEX’s Combined Petition for a rehearing. On January 16, 2008, NYMEX filed a writ of certiorari with the U.S. Supreme Court seeking discretionary review of the case, and the U.S. Supreme Court has not yet decided whether to hear the case. Should NYMEX be successful in its appeal to the Supreme Court and we are subsequently found to have infringed NYMEX’s intellectual property rights, we may incur substantial monetary damages and may be enjoined from using or referring to one or more types of NYMEX settlement prices. If we are so enjoined, we could lose all or a substantial portion of our cleared trading volume in Henry Hub natural gas and WTI crude oil contracts and the related commission revenues. Our OTC Henry Hub natural gas contract comprised 35.0%, 47.8%, and 45.6% of our total transaction volumes in 2007, 2006, and 2005, respectively, and our ICE Futures Europe WTI Crude futures contract comprised 14.0% and 12.8% of our total transaction volumes in 2007 and 2006, respectively.

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

We have filed patent applications in the U.S. and in other jurisdictions on a number of aspects of our electronic trading system and trade confirmation systems. In addition, we have licenses under two U.S. patents for trading electric energy, and two joint U.S. patents with NYMEX covering an implied market trading system. We have also filed patent applications on certain aspects of our electronic trading and trade confirmation systems in the European Patent Office and Canada. We cannot assure you that we will obtain any final patents covering these services, nor can we predict the scope of any patents issued. In addition, we cannot assure you that any patent issued will be effective to protect this intellectual property against misappropriation. Third parties in Europe or elsewhere could acquire patents covering this or other intellectual property for which we obtain patents in the United States, or equivalent intellectual property, as a result of differences in local laws affecting patentability and patent validity. Third parties in other jurisdictions might also misappropriate our intellectual property rights with impunity if intellectual property protection laws are not actively enforced in those jurisdictions. Patent infringement and/or the grant of parallel patents would erode the value of our intellectual property.

We have secured trademark registrations for “IntercontinentalExchange” and “ICE” from the United States Patent and Trademark Office and from relevant agencies in Europe, as appropriate, with “ICE” also being registered in Singapore, as well as registrations for other trademarks used in our business. We also have several U.S. and foreign applications pending for other trademarks used in our business. We cannot assure you that any of these marks for which applications are pending will be registered.

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

We seek to expand the range of derivative products that can be traded in our markets and to ensure that trading in those new products becomes liquid within a sufficiently short period of time to support viable trading markets. We also seek to expand the number of contracts traded in our futures markets. In meeting these strategic goals, however, we face a number of significant challenges, including:

•	Prior to launching a new contract, we must satisfy certain regulatory obligations, which if not satisfied could delay the launch of the new contract.

•	When we expand our product offering through a merger or acquisition, we may need to introduce the ICE trading platform to customers that have historically conducted business by telephone or on a different exchange. The process of transitioning customers to our electronic platform can be time consuming and expensive and if not ultimately accepted, could substantially impair or render worthless the assets we acquired through the merger or acquisition.

•	We must meet regulatory obligations and overcome any technical or operational issues to successfully implement our clearing strategy.

•	To expand the use of our electronic platform to additional participants and contracts, we must continue to expand capacity without disrupting functionality to satisfy evolving customer requirements.

•	To introduce new trading-related services, we must develop additional systems technology that will interface successfully with the wide variety of unique internal systems used by our participants. These challenges may involve unforeseen costs and delays.

•	We must continue to build significant brand recognition among commodities market participants in order to attract new participants to our markets. This will require us to increase our marketing expenditures. The cost of our marketing efforts may be greater than we expect, and we cannot assure you that these efforts will be successful.

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

We may experience pressure on our exchange fee rates and commission rates as a result of competition we face in our futures and OTC markets. Some of our competitors offer a broader range of products and services to a larger participant base, and enjoy higher trading volumes, than we do. Consequently, our competitors may be able and willing to offer commodity trading services at lower commission rates than we currently offer or may be able to offer. As a result of this pricing competition, we could lose both market share and revenues. We believe that any downward pressure on commission rates would likely continue and intensify as we continue to develop our business and gain recognition in our markets. A decline in commission rates could lower our revenues, which would adversely affect our profitability. In addition, our competitors may offer other financial incentives such as rebates or payments in order to induce trading in their markets, rather than in our markets.

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

Our future success depends, in part, upon the continued contributions of our executive officers and key employees whom we rely on for executing our business strategy and identifying new strategic initiatives. Some of these individuals have significant experience in the commodities trading industry and financial services markets generally, and possess extensive technology skills. Although we have entered into employment agreements with our executive officers, it is possible that one or more of these persons could voluntarily terminate their employment agreements with us. Furthermore, we have not entered into employment agreements with non-executive personnel, who may terminate their employment at any time. Several of these employees have been with us since our inception and have vested stock options. Any loss or interruption of the services of our executive officers or other key personnel could result in our inability to manage our operations effectively or to execute our business strategy. We cannot assure you that we would be able to find appropriate replacements for these key personnel if the need arose. We may have to incur significant costs to replace key employees who leave, and our ability to execute our business strategy could be impaired if we cannot replace departing employees in a timely manner. Competition in our industry for persons with trading industry and technology expertise is intense.

We rely on third party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service or supply by any third party could have a material adverse effect on our business.

We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, and telephone companies, for elements of our trading, clearing and other systems. For example, we rely on Atos Euronext Market Solutions Limited for the provision of a trade registration system that routes trades executed in our markets for clearing. Atos Euronext Market Solutions Limited and other companies within the NYSE Euronext group of companies, are potential competitors to both our futures business and OTC business, which could affect the continued provision of these services in the future. Moreover, the general trend toward industry consolidation, may increase the risk that these services may not be available to us in the future. We also rely on access to certain data used in our business through licenses with third parties and we rely on a large international telecommunications company for the provision of hosting services. If these companies were to discontinue providing services to us, we would likely experience significant disruption to our business.

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

In addition, participants trading on our electronic platform may access it through 29 ISVs, which represent a substantial portion of the ISVs that serve the commodities markets. The loss of a significant number of ISVs providing access could make our platform less attractive to participants who prefer this form of access.

We are subject to significant litigation and liability risks.

Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied participants that have traded on our electronic platform or on ICE Futures U.S.’s open outcry exchange, or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or alleged improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets.

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

In addition, the CFTC has broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit us from engaging in some of our businesses or suspend or revoke our designation as a contract market or the designation of ICE Clear U.S. as a derivatives clearing organization. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business.

ITEM 1(B).	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most valuable property is our technology and the infrastructure underlying it. Our intellectual property is described under the heading “Technology” in Item 1 — Business. In addition to our intellectual property, our other primary assets include computer equipment, software, internally developed software and real property. We own an array of computers and related equipment. The net book value of our computer equipment, software and internally developed software was $46.8 million as of December 31, 2007.

Our principal executive offices are located in Atlanta, Georgia. We occupy 46,437 square feet of office space in Atlanta under a lease that expires on February 15, 2012. We also lease an aggregate of 158,679 square feet of office space in New York, London, Chicago, Houston, Winnipeg, Calgary and Singapore. Our largest physical presence outside of Atlanta is in New York, New York, where we have leased 111,255 square feet of office space, primarily relating to ICE Futures U.S.’s executive office and its principal trading floor that are located at One North End Avenue, New York, New York. ICE Futures U.S. leases this space from NYMEX under a lease that expires on July 1, 2013, unless an option to renew for five years is extended by NYMEX following the initial term. In addition, ICE Futures U.S. leases space in lower Manhattan to house its primary computer center, its new grading facility and certain administrative offices. These leases expire on June 30, 2014 or December 31, 2016. ICE Futures U.S. also maintains a back-up facility, which contains a fully operational trading floor and a lights-out 24 by 7 computer center, through leases of three parcels of space in Long Island City for this facility, which expires on December 31, 2013. Our second largest physical presence outside of Atlanta is in London, England, where we have leased 16,348 square feet of office space. The various leases covering these spaces generally expire between 2008 and 2010.

We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including those described below) concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

NYMEX Claim of Infringement

On September 29, 2005, the U.S. District Court for the Southern District of New York granted our motion for summary judgment dismissing all claims brought by NYMEX against us in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by us on the basis of our use of NYMEX’s publicly available settlement prices in two of our cleared OTC contracts. The complaint also alleged that we infringe and dilute NYMEX’s trademark rights by referring to NYMEX trademarks in certain of our swap contract specifications and that we tortiously interfered with a contract between NYMEX and the data provider that provides us with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and we had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in our favor on all claims, NYMEX appealed the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. On August 1, 2007, the Second Circuit Court of Appeals affirmed the District Court’s grant of motion for summary judgment in our favor. On August 15, 2007, NYMEX filed a Combined Petition for Panel Rehearing and Rehearing En Banc, requesting that the case be reheard before the Second Circuit Court of Appeals. On October 25, 2007, the Second Circuit Court of Appeals denied NYMEX’s Combined Petition for a rehearing. On January 16, 2008, NYMEX filed a writ of certiorari with the U.S. Supreme Court seeking discretionary review of the case, and the U.S. Supreme Court has not yet decided whether to hear the case. Should NYMEX be successful in its appeal to the Supreme Court and we are subsequently found to have infringed NYMEX’s intellectual property rights, we may incur substantial monetary damages and may be enjoined from using or referring to one or more types of NYMEX settlement prices.

Klein v. ICE Futures U.S.; ICE Futures U.S. v. Klein

In December 2007, the parties mutually agreed to settle all claims and disputes between the parties with respect to the matters described below.

On July 26, 2000, Klein & Co. Futures, Inc., or Klein, commenced a civil action, referred to as the Klein Action, in the United States District Court for the Southern District of New York (00 Civ. 5563) against numerous defendants, including ICE Futures U.S., various affiliates of ICE Futures U.S. and officials of ICE Futures U.S. and/or its affiliates. Klein’s claims arose out of its collapse in the wake of the recalculation of settlement prices for futures and options on the Pacific Stock Exchange Technology Index (an index of technology stocks) in May 2000. Klein purported to allege federal claims arising under the CEA and various state law claims. On February 18, 2005, the District Court dismissed Klein’s CEA claims with prejudice in accordance with Section 22(b) of the CEA for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. That decision was affirmed on September 18, 2006, by a panel of the United States Court of Appeals for the Second Circuit, and a subsequent motion for rehearing insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against ICE Futures U.S. and certain of its affiliates was denied. Klein then filed a petition in the United States Supreme Court seeking to appeal the decision of the United States Circuit Court on March 14, 2007. The petition was granted and the appeal was heard before the United States Supreme Court on October 29, 2007.

In March 2007, Klein filed a parallel action in the Supreme Court of the State of New York, New York County, against certain defendants, including ICE Futures U.S. and its former president. The action alleged a claim of slander and libel against ICE Futures U.S. and its former president relating to certain statements made in connection with Klein’s collapse. In May 2007, ICE Futures U.S. filed a motion to dismiss on multiple grounds. Oral argument was held in August 2007 but the motion was not decided by the court.

Also, on May 14, 2001, ICE Futures U.S. and ICE Clear U.S. commenced an action, referred to as ICE Futures U.S.’s Action, in the United States District Court for the Southern District of New York (01 Civ. 4071) against Klein. ICE Futures U.S. and ICE Clear U.S. commenced this action in their capacity as the assignees of certain claims that were held against Klein by its former customers. ICE Futures U.S.’s Action sought to recover money owed by Klein to those customers in the wake of Klein’s collapse. In the same decision that dismissed the Klein action, the District Court dismissed all of Klein’s counterclaims against ICE Futures U.S., denied ICE Futures U.S.’s motion for judgment on the pleadings and found that the complaint in ICE Futures U.S.’s Action did not state a claim for which relief could be granted. However, the District Court granted ICE Futures U.S. leave to replead. On April 14, 2005, ICE Futures U.S. and ICE Clear U.S. filed an amended complaint, which Klein subsequently moved to dismiss. ICE Futures U.S. and ICE Clear U.S. opposed that motion which was briefed on August 5, 2005, but was never decided by the court.

In December 2007 and prior to the Supreme Court’s ruling, the parties mutually agreed to settle all claims and disputes between the parties through entry of an omnibus settlement agreement whereby all claims and disputes between them were released and all actions dismissed, with prejudice, upon payment of an undisclosed amount by ICE Futures U.S. to Klein. The payment under the settlement agreement was a pre-acquisition contingency that existed at the time of the ICE Futures U.S. acquisition. Therefore, the payment to Klein was accrued as a liability in the purchase price allocation and had no income statement impact.

Altman et al v. ICE Futures U.S.

On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits, or Permit Holders, of ICE Futures U.S. seeking declaratory, monetary and injunctive relief with respect to the merger. Plaintiffs alleged that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, or NPCL, ICE Futures U.S.’s Permit Holders, including plaintiffs, were not permitted to vote with respect to the merger and would not receive any part of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. The court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders perfected their appeal from the lower court’s ruling dismissing their complaint. The Permit Holders did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. ICE Futures U.S. will oppose the appeal and seek affirmance of the lower court’s decision.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of IntercontinentalExchange’s security holders during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 4(A).	EXECUTIVE OFFICERS OF INTERCONTINENTALEXCHANGE, INC.

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers and certain other key employees:

Name	Age	Title

Jeffrey C. Sprecher	52	Chairman of the Board and Chief Executive Officer
Charles A. Vice	44	President and Chief Operating Officer
Scott A. Hill	40	Chief Financial Officer and Senior Vice President
David S. Goone	47	Senior Vice President, Chief Strategic Officer
Edwin D. Marcial	40	Chief Technology Officer and Senior Vice President
Johnathan H. Short	42	Senior Vice President, General Counsel and Corporate Secretary
David J. Peniket	42	President and Chief Operating Officer, ICE Futures Europe
Thomas W. Farley	32	President and Chief Operating Officer, ICE Futures U.S.

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

Scott A. Hill.  Mr. Hill has served as our Chief Financial Officer since May 2007. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, including treasury, tax, cash management and investor relations. He is also responsible for financial planning, audit, business development and human resources. Prior to joining us, Mr. Hill spent 16 years as an international finance executive for IBM. He oversaw IBM’s worldwide financial forecasts and measurements from 2006 through 2007, working alongside the CFO of IBM and with all of the company’s global business units. Prior to that, Mr. Hill was Vice President and Controller of IBM’s Japan multi-billion dollar business operation from 2003 through 2005. Mr. Hill earned his BBA in Finance from the University of Texas in Austin and his MBA from New York University, where he was recognized as a Stern Scholar.

David S. Goone.  Mr. Goone has served as our Senior Vice President, Chief Strategic Officer since March 2001. He is responsible for the expansion of our product line, including futures products and trading capabilities for our electronic platform. Mr. Goone also leads our global sale organization. Prior to joining us, Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.

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

Johnathan H. Short.  Mr. Short has served as our Senior Vice President, General Counsel and Corporate Secretary since June 2004. In his role as General Counsel, he is responsible for managing our legal and regulatory affairs. As Corporate Secretary, he is also responsible for a variety of our corporate governance matters. Prior to joining us, Mr. Short was a partner at McKenna Long & Aldridge LLP, a national law firm with approximately 350 attorneys. Mr. Short practiced in the corporate law group of McKenna, Long & Aldridge (and its predecessor firm, Long Aldridge & Norman LLP) from November 1994 until he joined us in June 2004. From April 1991 until October 1994, he practiced in the commercial litigation department of Long Aldridge & Norman LLP. Mr. Short holds a J.D. degree from the University of Florida, College of Law, and a B.S. in Accounting from the University of Florida, Fisher School of Accounting.

David J. Peniket.  Mr. Peniket has served as President, ICE Futures Europe, since October 2005 and Chief Operating Officer, ICE Futures Europe, since January 2005. Mr. Peniket is responsible for ICE Futures Europe’s financial performance, technology and market operations, human resources, business development and regulation and risk management. Prior to assuming the role of Chief Operating Officer, Mr. Peniket served as Director of Finance of ICE Futures Europe since May 2000. Before joining ICE Futures Europe in 1999, Mr. Peniket worked for seven years at KPMG LLP, where he trained as an accountant and was a consultant in its financial management practice. Mr. Peniket was Research Assistant to John Cartwright MP from 1988 to 1991. He holds a B.Sc. (Econ) degree in Economics from the London School of Economics and Political Science and is a Chartered Accountant.

Thomas W. Farley.  Mr. Farley joined ICE Futures U.S. in February 2007 as President and Chief Operating Officer. Mr. Farley is also a member of the Board of Directors of ICE Futures U.S. Prior to joining ICE Futures U.S., from July 2006 to January 2007, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the commodity derivatives markets. From October 2000 to July 2006, Mr. Farley served as Kiodex’s Chief Financial Officer and he also served as Kiodex’s Chief Operating Officer from January 2003 to July 2006. Prior to Kiodex, Mr. Farley held positions in investment banking and private equity. Mr. Farley holds a Bachelor of Arts in Political Science from Georgetown University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

At February 11, 2008, there were approximately 743 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock and we do not anticipate paying any dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board of directors deems relevant.

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. Our common stock was initially offered and sold to the public at a price of $26.00 per share and has been publicly traded since November 16, 2005. Prior to that date, there was no public market in our stock. On February 12, 2008, our common stock traded at a high of $138.49 per share and a low of $130.77 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low

Year Ended December 31, 2006
First Quarter	$73.59	$36.00
Second Quarter	$82.40	$45.27
Third Quarter	$77.92	$51.77
Fourth Quarter	$113.85	$72.15
Year Ended December 31, 2007
First Quarter	$167.00	$108.15
Second Quarter	$162.47	$120.56
Third Quarter	$174.15	$117.25
Fourth Quarter	$194.92	$151.76

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2007, which consists of the 2000 Stock Option Plan, 2003 Directors Plan, 2004 Restricted Stock Plan and 2005 Equity Incentive Plan.

					Number of Securities
	Number of				Available for Future
	Securities to be Issued				Issuance Under Equity
	Upon Exercise of		Weighted Average		Compensation Plans
	Outstanding Options		Exercise Price of		(Excluding Securities
	and Rights		Outstanding Options		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	2,063,364	(1)	$35.91	(1)	1,521,800
Equity compensation plans not approved by security holders(2)	850,715		N/A	(2)	333,947

TOTAL	2,914,079		N/A	(1)(2)	1,855,747

(1)	The 2000 Stock Option Plan was approved by our stockholders in June 2000 and the 2005 Equity Incentive Plan was approved by our stockholders in June 2005. Of the 2,063,364 securities to be issued upon exercise of outstanding options and rights, 1,359,087 are options with a weighted average exercise price of $35.91 and the remaining 704,277 securities are restricted stock shares that do not have an exercise price.

(2)	This category includes the 2003 Directors Plan and the 2004 Restricted Stock Plan. The weighted average exercise price of outstanding options and rights in column (b) for equity compensation plans not approved by security holders is not applicable since the only grants or awards under these plans have been restricted stock and restricted stock units, which do not have an exercise price. For more information concerning these plans, see note 11 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for per share data)

Consolidated Statement of Income/(Loss) Data
Revenues(1):
Transaction fees, net(2)	$490,358	$273,629	$136,976	$90,906	$81,434
Market data fees	70,396	34,236	14,642	12,290	9,624
Other	13,539	5,934	4,247	5,218	2,688

Total revenues	574,293	313,799	155,865	108,414	93,746

Operating expenses:
Compensation and benefits	101,397	49,750	35,753	30,074	26,236
Professional services	23,047	11,395	10,124	12,312	13,066
Patent royalty	1,705	9,039	1,491	32	14
CBOT merger-related transaction costs(3)	11,121	—	—	—	—
Selling, general and administrative	50,759	25,266	17,395	16,578	16,171
Floor closure costs(4)	—	—	4,814	—	—
Settlement expense(5)	—	—	15,000	—	—
Depreciation and amortization	32,701	13,714	15,083	17,024	19,341

Total operating expenses	220,730	109,164	99,660	76,020	74,828

Operating income	353,563	204,635	56,205	32,394	18,918
Other income, net	4,871	7,908	3,790	1,328	948

Income before income taxes	358,434	212,543	59,995	33,722	19,866
Income tax expense	117,822	69,275	19,585	11,773	6,489

Net income(6)	$240,612	$143,268	$40,410	$21,949	$13,377

Redemption adjustments to redeemable stock put(7)	—	—	(61,319)	—	8,378
Deduction for accretion of Class B redeemable common stock	—	—	—	—	(1,768)

Net income (loss) available to common shareholders	$240,612	$143,268	$(20,909)	$21,949	$19,987

Earnings (loss) per common share(8):
Basic	$3.49	$2.54	$(0.39)	$0.42	$0.37

Diluted	$3.39	$2.40	$(0.39)	$0.41	$0.37

Weighted average common shares outstanding(8):
Basic	68,985	56,474	53,218	52,865	54,329
Diluted	70,980	59,599	53,218	53,062	54,640

(1)	Includes revenues from related parties generated in the ordinary course of our business. For a presentation and discussion of our revenues attributable to related parties for the years ended December 31, 2007, 2006 and 2005, see our consolidated statements of income and note 13 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Sources of Revenues — Transaction Fees” included elsewhere in this Annual Report on Form 10-K.

(3)	In 2007, we incurred $11.1 million in transaction costs directly relating to the proposed merger with CBOT Holdings, Inc., or CBOT. We did not succeed in our proposed merger with CBOT and CME completed its acquisition of CBOT in July 2007. These costs are classified as “CBOT merger-related transaction costs” in the accompanying consolidated statement of income for the year ended December 31, 2007. See note 18 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(4)	In 2005, we closed our open-outcry trading floor in London to take advantage of the increasing acceptance and adoption of electronic trading, and to maintain and enhance our competitive position. Costs associated with the floor closure were $4.8 million and are classified as “Floor closure costs” in the accompanying consolidated statement of income for the year ended December 31, 2005. See note 20 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(5)	In 2005, we settled a legal action brought by EBS against us related to alleged patent infringement. Under the settlement agreement, we made a payment to EBS of $15.0 million, and were released from the legal claims brought against us without admitting liability. The payment was recorded as “Settlement expense” in the accompanying consolidated statement of income for the year ended December 31, 2005. See note 19 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(6)	The financial results for the year ended December 31, 2007 include $11.1 million in CBOT merger-related transaction costs. Excluding these costs, net of taxes, our consolidated net income for the year ended December 31, 2007 would have been $247.8 million. The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of our open-outcry trading floor in London and a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding these charges, net of taxes, our consolidated net income for the year ended December 31, 2005 would have been $53.1 million. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” included elsewhere in this Annual Report on Form 10-K.

(7)	In connection with our formation, we granted a put option to Continental Power Exchange, Inc., an entity controlled by our Chairman and Chief Executive Officer, Jeffrey C. Sprecher. The put option would have required us under certain circumstances to purchase Continental Power Exchange, Inc.’s equity interest in our business at a purchase price equal to the greater of the fair market value of the equity interest or $5 million. We initially recorded the redeemable stock put at the minimum $5 million redemption threshold. We adjusted the redeemable stock put to its redemption amount at each subsequent balance sheet date. Adjustments to the redemption amount were recorded to retained earnings or, in the absence of positive retained earnings, additional paid-in capital. In October 2005, we entered into an agreement with Continental Power Exchange, Inc. to terminate the redeemable stock put upon the closing of our initial public offering of common stock in November 2005. We increased the redeemable stock put by $61.3 million during the year ended December 31, 2005 resulting from an increase in the estimated fair value of our common stock from $8.00 per share as of December 31, 2004 to $35.90 per share as of November 21, 2005, the closing date of our initial public offering of common stock and the termination date of the redeemable stock put. The balance of the redeemable stock put on November 21, 2005 was $78.9 million and was reclassified to additional paid-in capital upon its termination. See note 10 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. In connection with the termination of the put option, we amended certain registration rights previously granted to Continental Power Exchange, Inc. pursuant to which we may be obligated to pay the expenses of registration, including underwriting discounts up to a maximum of $4.5 million.

(8)	The impact of outstanding stock options is considered to be antidilutive in the calculation of diluted earnings per share when a net loss available to common shareholders is reported. Our outstanding stock options have not been included in the computation of diluted earnings per share for the year ended December 31, 2005 due to the $20.9 million net loss available to common shareholders as a result of the $61.3 million charged to retained earnings related to the redeemable stock put adjustments. Therefore, our diluted earnings per share are computed in the same manner as basic earnings per share for the year ended December 31, 2005. If the redemption adjustments to the redeemable stock put are excluded from the calculation of earnings per share, the resulting adjusted basic earnings per share would have been $0.76 based on the $40.4 million in consolidated net income for the year ended December 2005 and adjusted diluted earnings per share would have been $0.74. The adjusted diluted earnings per share would have been based on 54.4 million in adjusted diluted weighted average common shares outstanding, which includes 1.2 million stock options and restricted stock having a dilutive effect for the year ended December 31, 2005. The adjusted basic and diluted earnings per share for the year ended December 31, 2005, excluding the redeemable stock put adjustments, the $4.8 million floor closure costs and the $15.0 million settlement expenses, would have been $1.00 and $0.98, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures,” included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents(1)(2)	$119,597	$204,257	$20,002	$61,199	$44,913
Restricted cash and restricted short-term investments(1)	19,624	16,193	12,578	18,421	36,797
Short-term investments(2)	140,955	77,354	111,181	5,700	12,000
Margin deposits and guaranty funds asset(3)	792,052	—	—	—	—
Total current assets	1,142,094	340,917	164,015	100,042	105,893
Property and equipment, net	63,524	26,280	20,348	19,364	25,625
Goodwill and other intangible assets, net(4)	1,547,409	81,126	76,054	86,075	81,448
Cost method investments(5)	38,778	38,738	1,674	1,866	1,738
Total assets	2,796,345	493,211	265,770	207,518	214,879
Margin deposits and guaranty funds liability(3)	792,052	—	—	—	—
Total current liabilities	910,961	37,899	26,394	34,440	17,917
Current and long-term debt(1)(6)	221,875	—	—	25,000	—
Class B redeemable common stock(1)	—	—	—	—	67,500
Redeemable stock put(7)	—	—	—	17,582	17,582
Shareholders’ equity	1,476,856	454,468	232,623	132,149	101,194

(1)	We redeemed all outstanding shares of our Class B redeemable common stock in November 2004, which resulted in a $18.5 million reduction in cash and cash equivalents, a $24.0 million reduction in restricted short-term investments, a $25.0 million increase in current and long-term debt and a corresponding $67.5 million reduction in Class B redeemable common stock.

(2)	We received net proceeds from our initial public offering of our common stock in November 2005 of $60.8 million, after deducting the underwriting discount. We also invested a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities and municipal bonds.

(3)	Clearing members of ICE Clear U.S., ICE Futures U.S.’s clearing house, and ICE Clear Canada, ICE Futures Canada’s clearing house, are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with offsetting current liabilities to the clearing members that deposited them. See note 15 to our consolidation financial statement that are included elsewhere in this Annual Report on Form 10-K.

(4)	The increase in the goodwill and other intangible assets in 2007 relates to the acquisitions of ICE Futures U.S., ICE Futures Canada, Commoditrack, ChemConnect and Chatham that occurred during the year ended December 31, 2007. See note 8 to our consolidation financial statements that are included elsewhere in this Annual Report on Form 10-K.

(5)	In December 2006, we purchased an 8% equity share in NCDEX for $36.3 million. See note 6 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

(6)	We borrowed $250.0 million in a senior unsecured credit facility in connection with the purchase of ICE Futures U.S. in January 2007. See note 9 to our consolidation financial statements that are included elsewhere in this Annual Report on Form 10-K.

(7)	In October 2005, we entered into an agreement with Continental Power Exchange, Inc. to cancel the redeemable stock put upon the closing of the initial public offering of our common stock in November 2005. See note 10 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except for percentages)

Operating Data:
Our Market Share of Selected Key Products:
Total crude oil futures contracts traded globally(1)	232,643	144,085	91,049	78,477	69,450
ICE Brent Crude oil futures contracts traded	59,729	44,346	30,412	25,458	24,013
ICE WTI Crude oil futures contracts traded	51,388	28,673	—	—	—
Our crude oil futures market share(1)	47.8%	50.7%	33.4%	32.4%	34.6%

Total cleared Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	133,463	121,144	53,166	21,241	6,869
Our cleared Henry Hub natural gas contracts traded	117,256	96,957	42,760	15,887	4,512
Our market share — cleared Henry Hub natural gas vs. NYMEX-ClearPort(2)	87.9%	80.0%	80.4%	74.8%	65.7%

Total cleared PJM financial power contracts traded on us and NYMEX-ClearPort	3,063	2,674	1,886	748	149
Our cleared PJM financial power contracts traded	2,978	2,502	1,234	513	6
Our market share — cleared PJM financial power vs. NYMEX-ClearPort(3)	97.3%	93.6%	65.4%	68.7%	4.0%

Our Average Daily Trading Fee Revenues(4):
Our futures business average daily exchange fee revenues	$1,122	$482	$226	$179	$158

Our bilateral OTC business average daily commission fee revenues	178	102	79	80	112
Our cleared OTC business average daily commission fee revenues	667	487	233	94	24

Our OTC business average daily commission fee revenues	845	589	312	174	136

Our total average daily exchange fee and commission fee revenues	$1,967	$1,071	$538	$353	$294

Our Trading Volume(5):
Futures volume	191,998	92,721	42,055	35,541	33,341
Futures average daily volume	771	373	166	140	132
OTC volume	174,858	130,832	61,999	30,961	24,260
OTC average daily volume	716	525	247	123	97
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	53.5%	46.8%	48.8%	56.5%	64.1%
Banks and financial institutions	21.3%	21.2%	20.5%	22.4%	31.3%
Liquidity providers	25.2%	32.0%	30.7%	21.1%	4.6%

(1)	Total crude oil futures contracts traded globally and our resulting crude oil futures market share is calculated based on the number of ICE Brent Crude futures contracts and ICE WTI Crude futures contracts traded as compared to the total ICE Brent Crude futures contracts, ICE WTI Crude futures contracts, NYMEX Light Sweet Crude and London/Dublin Brent Crude futures contracts traded.

(2)	Our cleared Henry Hub market share versus NYMEX-ClearPort is calculated based on the number of OTC cleared Henry Hub natural gas contracts traded as a percentage of the total OTC cleared Henry Hub natural gas contracts and NYMEX-ClearPort Henry Hub natural gas OTC contracts traded.

(3)	Our cleared PJM financial power market share versus NYMEX-ClearPort is calculated based on the number of IntercontinentalExchange cleared PJM financial power contracts traded as a percentage of the total IntercontinentalExchange cleared PJM financial power contracts and NYMEX-ClearPort cleared PJM financial power contracts traded. PJM refers to the Pennsylvania, New Jersey and Maryland power trading hub. The NYMEX-ClearPort cleared PJM financial power contract was launched in April 2003 and our PJM financial power contract was launched in November 2003.

(4)	Represents the total commission fee and exchange fee revenues for the year divided by the number of trading days during that year.

(5)	Volume is calculated based on the number of contracts traded in our markets, which is the number of round turn trades. Each round turn trade represents a matched buy and sell order of one contract. Average daily volume represents the total volume, in contracts, for the year divided by the number of trading days during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading global exchange and over-the-counter, or OTC, market operator. We offer the leading electronic integrated futures and OTC marketplace for trading a broad array of energy products, as well as the leading soft commodities exchange. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets. Through our widely-distributed electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities and financial contracts. We conduct our regulated U.K. futures markets through our wholly-owned subsidiary, ICE Futures Europe (formerly known as ICE Futures). We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. (formerly known as the Board of Trade of the City of New York, Inc., or NYBOT). We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada (formerly known as the Winnipeg Commodity Exchange Inc., or WCE). ICE Futures U.S. has a wholly-owned clearing house subsidiary called ICE Clear U.S. (formerly known as the New York Clearing Corp., or NYCC) and ICE Futures Canada has a wholly-owned clearing house subsidiary called ICE Clear Canada (formerly known as the WCE Clearing Corporation). We completed our acquisition of ICE Futures U.S. on January 12, 2007 and our acquisition of ICE Futures Canada on August 27, 2007.

We operate our business through three segments: a futures business segment, an OTC business segment and a market data business segment. In our futures markets, we offer trading in standardized derivative contracts on our regulated exchanges. In our OTC markets, we offer trading in over-the-counter, or off-exchange, derivative contracts, including contracts that provide for the physical delivery of an underlying commodity or for financial settlement based on the price of an underlying commodity. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers.

Financial Highlights

•	Our consolidated revenues increased by 83.0% to $574.3 million for the year ended December 31, 2007, compared to the same period in 2006, primarily due to increased contract volumes in our futures and OTC markets resulting from organic growth and acquisitions.

•	Our consolidated operating expenses increased by 102.2% to $220.7 million for the year ended December 31, 2007, compared to the same period in 2006, primarily due to acquisitions, higher cash and non-cash compensation costs, CBOT merger-related transaction expenses and increased technology spending.

•	Our consolidated operating margin decreased to 61.6% for the year ended December 31, 2007, compared to 65.2% for the same period in 2006 primarily due to the ICE Futures U.S. acquisition and the CBOT merger-related transaction expenses incurred during 2007.

•	Our consolidated net income increased by 67.9% to $240.6 million for the year ended December 31, 2007, compared to the same period in 2006.

On a consolidated basis, we recorded $574.3 million in revenues for year ended December 31, 2007, a 83.0% increase compared to $313.8 million for the year ended December 31, 2006. Consolidated net income was $240.6 million for the year ended December 31, 2007, a 67.9% increase compared to $143.3 million for the year ended December 31, 2006. The financial results for the year ended December 31, 2007 include $11.1 million in CBOT merger-related transaction costs, or $7.2 million after tax. Excluding these costs, our net income would have been $247.8 million for the year ended December 31, 2007. During the year ended December 31, 2007, 192.0 million contracts were traded in our futures markets, up 107.1% from 92.7 million contracts traded during the year ended December 31, 2006. During the year ended December 31, 2007, 174.9 million contract equivalents were traded in our OTC markets, up 33.7% from 130.8 million contract equivalents traded during the year ended December 31, 2006.

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

We operate our energy futures and OTC markets and for ICE Futures Canada exclusively on our electronic platform and we currently offer ICE Futures U.S.’s markets on both our electronic platform and through our trading floor based in New York. We transitioned our Canadian futures contracts to our electronic platform in the fourth quarter of 2007. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of energy commodities as a tradable, investable asset class, has contributed to and will likely support continued secular growth in the global markets. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in derivatives trading on a global basis. We do not risk our own capital by engaging in any trading activities.

Variability in Quarterly Comparisons

In addition to general conditions in the financial markets and in our markets in particular, commodity trading has historically been subject to variability in trading volumes due primarily to five key factors. These factors include:

•	Geopolitical Events: Geopolitical events tend to impact global commodity prices and may impact commodity supply. Because commodity prices often move in conjunction with changes in the perception of geopolitical risk, these events in the past have impacted trading activities in our markets due to the increased volatility and need for risk management in times of uncertainty.

•	Weather: Weather events have been an important factor in price volatility and the supply and demand of energy, soft agricultural and agricultural commodities and, therefore, the trading activities of market participants. Unexpected or extreme weather conditions, such as low temperatures or hurricanes, and other events that cause demand increases, supply disruptions or unexpected volatility tend to result in business disruptions and expanded hedging and trading activity in our markets.

•	Real and Perceived Supply and Demand Imbalances: Various agencies and groups, such as the International Energy Agency, regularly track commodity supply data. Reporting on supply or production may impact trading volume and price volatility due to real or perceived supply and demand imbalances.

•	Number of Trading Days: The variability in the number of business days in each quarter affects our revenues, and will affect quarter-to-quarter revenue comparisons, since trading generally only takes place on business days.

•	Seasonality: Participants engaged in energy, soft agricultural and agricultural businesses tend to experience moderate seasonal fluctuations in demand and price volatility, although such seasonal impacts have been somewhat negated in periods of high volume trading.

These and other factors could cause our revenues to fluctuate from period to period. These fluctuations may affect the reliability of period to period comparisons of our revenues and operating results when, for example, these comparisons are between periods in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.

Segment Reporting

For financial reporting purposes, as of December 31, 2007, our business is divided into three segments: our futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to note 21 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We combined our U.K. futures business segment and our U.S. futures business segment into one single futures business segment to better reflect the manner in which management views the business and in connection with the globalization of our futures business as a result of the acquisition of ICE Futures Canada.

Our Futures Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our futures business segment:

	Year Ended December 31,
	2007	%	2006	%	2005	%
	(Dollar amounts in thousands)

Revenues(1):
Transaction fees, net(2):
ICE Brent Crude futures	$87,308	29.8%	$64,126	48.8%	$41,334	63.4%
ICE WTI Crude futures	49,942	17.0	30,683	23.3	—	—
Sugar futures	48,647	16.6	—	—	—	—
Other futures products and options	92,696	31.6	28,611	21.8	15,856	24.3
Intersegment fees	3,754	1.3	4,404	3.4	5,108	7.8
Market data fees	—	—	36	—	389	0.6
Other	10,740	3.7	3,568	2.7	2,503	3.9

Total revenues	293,087	100.0	131,428	100.0	65,190	100.0

Operating expenses:
Selling, general and administrative expenses(3)	80,053	27.3	25,939	19.7	22,865	35.1
Intersegment expenses(4)	30,836	10.5	24,892	18.9	10,289	15.8
Floor closure costs(5)	—	—	—	—	4,814	7.3
Depreciation and amortization	6,386	2.2	2,031	1.6	2,464	3.8

Total operating expenses	117,275	40.0	52,862	40.2	40,432	62.0

Operating income	175,812	60.0	78,566	59.8	24,758	38.0
Other income, net	14,217	4.9	1,687	1.3	2,686	4.1
Income tax expense	64,005	21.8	28,089	21.4	9,606	14.7

Net income(5)	$126,024	43.0%	$52,164	39.7%	$17,838	27.4%

(1)	Revenues attributable to related parties were $424,000, $12.7 million and $11.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. For a discussion of our related parties, see note 13 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see “— Sources of Revenues — Transactions Fees”.

(3)	Includes compensation and benefits expenses and professional services expenses.

(4)	Intersegment expenses represent fees paid by our futures business segment for support provided by the OTC business segment to operate the electronic trading platform used in our futures business.

(5)	The financial results for the year ended December 31, 2005 include $4.8 million in expenses incurred relating to the closure of the open-outcry trading floor in London. Excluding these floor closure charges, net of taxes, our futures business net income for the year ended December 31, 2005 would have been $21.0 million. See “— Non-GAAP Financial Measures”.

Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the year ended December 31, 2007, the average daily quantity of Brent crude oil traded in our markets was 232.4 million barrels, with an average notional daily value of over $16.7 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes over the past several years. The growth of the ICE Brent Crude futures contract, as well as the launch of our ICE WTI Crude futures contract in February 2006 and its continued growth, has allowed us to achieve a 47.8% market share of the global oil futures contracts traded for the year ended December 31, 2007.

In our futures business segment, we earn transaction fees from both counterparties to each futures contract or option on futures contract that is traded, based on the volume of the commodity underlying the futures or option contract that is traded. We derived futures transaction fees of $278.6 million, $123.4 million and $57.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, representing 48.5%, 39.3% and 36.7%, respectively, of our consolidated revenues. The transaction fees earned on energy futures and option transactions, which occur through ICE Futures Europe, increased $55.5 million or 44.9% to $178.9 million for the year ended December 31, 2007 from $123.4 million during the year ended December 31, 2006. The transaction fees earned on soft agriculture and agriculture futures and options transactions, which occur through ICE Futures U.S. and ICE Futures Canada, were $93.8 million for the year ended December 31, 2007 and transaction fees earned on financial futures and options transactions, which occur through ICE Futures U.S., were $5.9 million for the year ended December 31, 2007.

A contract is a standardized quantity of the physical commodity underlying each futures contract. The following table presents the underlying commodity size per futures contract traded in our key futures markets as well as the relevant standard of measure for each contract:

Futures Contract	Size	Measure

ICE Brent Crude	1,000	Barrels
ICE WTI Crude	1,000	Barrels
ICE Gas Oil	1,000	Metric Tonnes
Sugar	112,000	Pounds

The following table presents, for the periods indicated, trading activity in our futures markets for commodity type based on the total number of contracts traded:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Number of futures and option contracts traded:
ICE Brent Crude futures	59,729	44,346	30,412
ICE WTI Crude futures(1)	51,388	28,673	—
ICE Gas Oil futures	24,510	18,290	10,972
Sugar futures(2)	20,811	—	—
Other futures and options(3)	35,560	1,412	671

Total	191,998	92,721	42,055

(1)	A fee waiver applied to trade execution for ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

(2)	Sugar futures began trading on January 12, 2007 in connection with the ICE Futures U.S. acquisition.

(3)	The increase in the other futures and options contracts primarily relates to the trading of the coffee futures and options, cotton futures and options, cocoa futures and options and sugar options, which began trading on January 12, 2007 in connection with the ICE Futures U.S. acquisition.

The following chart presents the futures transaction fee revenues by contract traded in our futures markets for the periods presented:

(1)	A fee waiver applied to trade execution for the ICE WTI Crude futures contracts from the launch date of February 3, 2006 through March 31, 2006.

(2)	Sugar futures began trading on January 12, 2007 in connection with the ICE Futures U.S. acquisition.

The following table presents our average daily open interest for our futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest is also a measure of the future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Open interest — futures and options contracts:
ICE Brent Crude futures	628	471	351
ICE WTI Crude futures	561	261	—
ICE Gas Oil futures	329	254	200
Sugar futures and options(1)	1,423	—	—
Cotton futures and options(1)	579	—	—
Coffee futures and options(1)	339	—	—
Cocoa futures and options(1)	188	—	—
Other futures and options	86	98	42

Total	4,133	1,084	593

(1)	Sugar, cotton, coffee and cocoa futures and options began trading on January 12, 2007 in connection with the ICE Futures U.S. acquisition.

We charge transaction fees to the clearing members of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada for contracts traded for their own account and for contracts traded on behalf of their customers or local traders.

Our OTC Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our OTC business segment:

	Year Ended December 31,
	2007	%	2006	%	2005	%
	(Dollar amounts in thousands)

Revenues(1):
Transaction fees, net(2):
North American natural gas	$155,533	56.6%	$117,302	60.0%	$59,911	62.9%
North American power	43,349	15.8	27,223	13.9	16,444	17.3
Other commodities markets	6,873	2.6	2,175	1.1	1,851	1.9
Electronic trade confirmation	6,010	2.2	3,509	1.8	1,580	1.7
Intersegment fees	32,311	11.8	26,704	13.7	11,034	11.6
Market data fees	27,256	9.9	16,168	8.3	2,649	2.8
Other	2,782	1.1	2,366	1.2	1,744	1.8

Total revenues	274,114	100.0	195,447	100.0	95,213	100.0

Operating expenses:
Selling, general and administrative expenses(3)	94,350	34.4	67,451	34.5	40,808	42.9
Intersegment expenses	19,405	7.1	11,221	5.7	1,352	1.4
CBOT merger-related transaction costs(4)	11,121	4.1	—	—	—	—
Settlement expense(5)	—	—	—	—	15,000	15.8
Depreciation and amortization	26,286	9.6	11,671	6.0	12,609	13.2

Total operating expenses	151,162	55.1	90,343	46.2	69,769	73.3

Operating income	122,952	44.9	105,104	53.8	25,444	26.7
Other income (expense), net	(9,846)	(3.6)	6,248	3.2	589	0.6
Income tax expense	33,907	12.4	33,858	17.3	7,698	8.0

Net income(4)(5)	$79,199	28.9%	$77,494	39.7%	$18,335	19.3%

(1)	Revenues attributable to related parties were $1.3 million, $3.2 million and $6.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. For a discussion of our related parties, see note 13 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Our transaction fees are presented net of rebates. For a discussion of these rebates, see “— Sources of Revenues — Transaction Fees”.

(3)	Includes compensation and benefits expenses, professional services expenses and patent royalty expenses.

(4)	The financial results for the year ended December 31, 2007 include $11.1 million in CBOT merger-related transaction costs. Excluding these costs, net of taxes, our OTC business net income for the year ended December 31, 2007 would have been $86.4 million. See “— Non-GAAP Financial Measures”.

(5)	The financial results for the year ended December 31, 2005 include a $15.0 million settlement expense related to the payment made to EBS to settle litigation. Excluding this expense, net of taxes, our OTC business net income for the year ended December 31, 2005 would have been $27.9 million. See “— Non-GAAP Financial Measures”.

Revenues in our OTC business segment are generated primarily through transaction fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. Transaction fees are payable by each counterparty to a trade and, for bilateral trades, are generally due within 30 days of the invoice date. We derived transaction fees for OTC trades executed on our electronic platform of $205.8 million, $146.7 million and $78.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, representing 35.8%, 46.7% and 50.2%, respectively, of our consolidated revenues. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded.

In addition to our transaction fees, a participant that chooses to clear a trade must currently pay a fee to LCH.Clearnet for the benefit of clearing and another for the services of the relevant member clearing firm, or FCMs. Consistent with our ICE Futures U.S. business, we currently do not derive any direct revenues from the clearing process and participants pay the clearing fees directly to LCH.Clearnet and the FCMs. However, we have announced plans to launch ICE Clear Europe in the third quarter of 2008. For the years ended December 31, 2007, 2006 and 2005, transaction fees related to cleared trades represented 69.3%, 71.8% and 69.3% of our total OTC revenues, respectively, net of intersegment fees. We intend to continue to support the introduction of these products in response to the requirements of our participants.

The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our OTC markets, measured in the units indicated in the footnotes:

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Total volume — OTC:
North American natural gas(1)	394,880	302,591	138,809
North American power(2)	5,492	4,000	2,140
Global oil and refined products(3)	907	576	981

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Number of OTC contracts traded(4):
North American natural gas	157,956	121,047	55,524
North American power	8,331	6,014	3,145
Global oil	8,471	3,771	3,320
Other	100	—	10

Total	174,858	130,832	61,999

(1)	Measured in million British thermal units, or MMBtu.

(2)	Measured in megawatt hours.

(3)	Measured in equivalent barrels of oil.

(4)	These OTC market volumes are converted into contracts based on the conversion ratios in the table below.

The following table presents the underlying commodity size for selected OTC contracts traded in our OTC markets as well as the relevant standard of measure for such contracts:

OTC Contract	Size	Measure

Financial gas	2,500	MMBtu
Physical gas	2,500	MMBtu
European gas	25,000	Therms per day
East power	800	Megawatt Hours per day
West power	400	Megawatt Hours per day
Crude oil	1,000	Barrels
Refined oil	100	Barrels

The following chart presents the OTC transaction fee revenues by commodity traded in our markets for the periods presented:

The following table presents our average monthly open interest for our cleared OTC contracts:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Open interest — cleared OTC contracts:
North American natural gas	4,566	2,910	981
North American power	961	569	273
Global oil and refined products	26	20	44

Total	5,553	3,499	1,298

Our Market Data Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Year Ended December 31,
	2007	%	2006	%	2005	%
	(Dollar amounts in thousands)

Revenues(1):
Market data fees	$43,140	69.3%	$18,032	61.8%	$11,604	86.2%
Intersegment fees	19,079	30.7	11,123	38.2	1,864	13.8
Other	17	—	—	—	—	—

Total revenues	62,236	100.0	29,155	100.0	13,468	100.0

Operating expenses:
Selling, general and administrative expenses(2)	2,505	4.0	2,060	7.1	1,090	8.0
Intersegment expenses	4,903	7.9	6,118	21.0	6,365	47.3
Depreciation and amortization	29	—	12	—	10	0.1

Total operating expenses	7,437	11.9	8,190	28.1	7,465	55.4

Operating income	54,799	88.1	20,965	71.9	6,003	44.6
Other income (expense), net	500	0.8	(27)	(0.1)	515	3.8
Income tax expense	19,910	32.0	7,328	25.1	2,281	16.9

Net income	$35,389	56.9%	$13,610	46.7%	$4,237	31.5%

(1)	Revenues attributable to related parties were $157,000 and $198,000 for the years ended December 31, 2006 and 2005, respectively. For a discussion of our related parties, see note 13 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Includes compensation and benefits expenses and professional services expenses.

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

Intersegment Fees

Our OTC business segment provides and supports the platform for electronic trading in our futures business segment. Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures business segment. Our futures business segment and our OTC business segment provide access to trading volumes to our market data business segment. Our market data business segment provides marketing and other promotional services to our OTC business segment. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.

Sources of Revenues

Our revenues are comprised of transaction fees, market data fees and other revenues.

Transaction Fees

Transaction fees have accounted for, and are expected to continue to account for, a substantial portion of our revenues. Transaction fees consist of exchange fees earned on futures transactions, commission fees earned on OTC transactions, electronic confirmation fees and, for transactions executed on ICE Futures U.S. and ICE Futures Canada, clearing fees. We charge commission fees or exchange fees to both the buyer and the seller in each transaction executed on our platform. Commission fees and exchange fees are based on the number of contracts traded during each month multiplied by the commission rate. A change to either our commission rate or to the volume of contracts we execute directly affects our revenues. We also accept transactions that participants execute off-platform but wish to have processed for clearing. We do not risk our own capital by engaging in any trading activities.

Transaction fees are presented net of rebates. We recorded rebates in our OTC business segment of $3.5 million, $203,000 and $376,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We recorded rebates in ICE Futures Europe of $30.1 million, $7.2 million and $200,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The rebate program has reduced ICE Futures Europe’s average rate per contract by $0.21, $0.08 and $0.01 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in the rebates at ICE Futures Europe is primarily related to the rebates offered on the ICE WTI Crude futures contract. We recorded rebates in ICE Futures U.S. of $3.5 million during the year ended December 31, 2007. The rebate program has reduced the ICE Futures U.S. average rate per contract by $0.07 for the year ended December 31, 2007. We recorded rebates in ICE Futures Canada of $149,000 during the year ended December 31, 2007. We offer rebates in certain of our markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate. Typically, we offer these rebates until we believe the market has generated sufficient liquidity and volume so that the rebates are no longer needed to sustain and promote liquidity. These rebates reduce revenue that we would have generated had we charged full commissions and had we generated the same volume without the rebate program.

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

Other Revenues

Other revenues primarily include revenues generated from membership fees, training seminars, trade registration system fees, eCOPS documentation fees, initiation fees, booth fees, broker telephone fees, grading fees, certification fees and licensing fees charged to the Chicago Climate Exchange, or CCX, and the European Climate Exchange, or ECX, among others.

Other revenues include fees charged to CCX, a self-regulated marketplace that administers a voluntary multi-sector greenhouse gas reduction and trading program for North America. We, through our OTC business segment, have been contracted to provide, design and service CCX’s electronic markets on our trading platform in the United States. We charge licensing and service fees in advance to CCX on a monthly basis and these fees are recognized as services are provided. We also have an agreement, through our energy futures business, with CCX and its wholly-owned subsidiary, ECX, to list certain European emissions contracts on our platform. Under this agreement, we have charged ECX certain operating costs, which represented 27.5% of the net European emissions membership fees and 27.5% of the net transaction fees earned from the European emissions contracts traded on our platform.

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

CBOT Merger-Related Transaction Costs

We incurred transaction costs directly relating to our proposed merger with CBOT. We did not succeed with our proposed merger with CBOT, and CME completed its acquisition of CBOT on July 13, 2007. The merger-related transaction costs include investment banking advisors, legal advisors, accounting advisors, proxy advisors, public relation services and other external costs directly related to the proposed transaction. These costs were recorded primarily during the three months ended June 30, 2007.

Selling, General and Administrative

The major expense categories within selling, general and administrative expenses include hosting expenses, hardware and software support expenses, rent and occupancy expenses, and marketing expenses. Cost of hosting expenses primarily consist of the amounts we pay for the physical facilities, and maintenance and other variable costs associated with securely housing the hardware used to operate our electronic platform, as well as our redundant disaster recovery facility. Cost of hosting also includes participant network expenses we pay to provide participants with direct connectivity to our platform. Hardware and software support expenses primarily consist of external hardware and software maintenance and support costs and trade registration system costs. We currently lease office space in Atlanta, New York, Houston, Chicago, London, Singapore, Dublin, Winnipeg and Calgary. Our rent costs consist primarily of rent expense for these properties. Our occupancy expenses primarily relate to the use of electricity, telephone lines and other miscellaneous operating costs. Marketing expenses primarily consist of advertising, public relations and product promotion and brand awareness campaigns, as well as for new and existing products and services. These expenses also include our participation in seminars, trade shows, conferences and other industry events. Other selling, general and administrative costs primarily consist of telephone and communications expense, corporate insurance expense, travel expense, meals and entertainment expense and dues, subscriptions and registration expense.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income and expense, as well as gains and losses on foreign currency transactions. We generate interest income from the investment of our cash and cash equivalents, short-term investments and restricted cash. We incur interest expense on our interest on outstanding indebtedness, the unused fee calculated under our revolving credit facility and interest on the Russell license agreement. We also recognized a gain during the year ended December 31, 2007 for the sale of our former open-outcry disaster recovery site in London.

Provision for Income Taxes

Our provision for income taxes consists of current and deferred tax provisions relating to federal, state and local taxes, as well as taxes related to foreign subsidiaries. We file a consolidated United States federal income tax return and file state income tax returns on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. Our foreign subsidiaries are based in the United Kingdom, the Netherlands and Canada and we file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. The difference between the statutory income tax rate and our effective tax rate for a given fiscal period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, tax exempt income, state income taxes and the non-deductibility of certain expenses.

We recorded a tax benefit of $3.6 million in the second quarter of 2007 related to the recognition of the indefinite reinvestment provision of Accounting Principles Board, or APB, Opinion No. 23, Accounting for Income Taxes — Special Areas. The indefinite reinvestment provision of APB Opinion No. 23 specifies that U.S. income taxes should not be accrued on the undistributed earnings of a foreign subsidiary if those earnings have been or will be indefinitely invested outside the U.S. We had previously accrued U.S. income taxes on a portion of the undistributed earnings of our foreign subsidiaries.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Overview

Consolidated net income increased $97.3 million, or 67.9%, to $240.6 million for the year ended December 31, 2007 from $143.3 million for the comparable period in 2006. Net income from our futures business segment increased $73.9 million, or 141.6%, to $126.0 million for the year ended December 31, 2007 from $52.2 million for the comparable period in 2006, primarily due to higher transaction fee revenues, which benefited from our acquisition of ICE Futures U.S. and ICE Futures Canada in 2007. Net income from our OTC business segment increased $1.7 million, or 2.2%, to $79.2 million for the year ended December 31, 2007 from $77.5 million for the comparable period in 2006. Net income in our OTC business segment increased primarily due to higher transaction fee revenues, offset by $11.1 million in CBOT merger-related transaction costs incurred during the year ended December 31, 2007 and $15.7 million in interest expense incurred during the year ended December 31, 2007. Net income from our market data business segment increased $21.8 million, or 160.0%, to $35.4 million for the year ended December 31, 2007 from $13.6 million for the comparable period in 2006. Net income in our market data business segment increased primarily due to increased market data sales in our futures business. Consolidated operating income, as a percentage of consolidated revenues, decreased to 61.6% for the year ended December 31, 2007 from 65.2% for the comparable period in 2006. Consolidated net income, as a percentage of consolidated revenues, decreased to 41.9% for the year ended December 31, 2007 from 45.7% for the comparable period in 2006.

Our consolidated revenues increased $260.5 million, or 83.0%, to $574.3 million for the year ended December 31, 2007 from $313.8 million for the comparable period in 2006. This increase is primarily attributable to increased trading volumes on our electronic trading platform, revenues derived from ICE Futures U.S. and ICE Futures Canada following their acquisition, and increased non-transaction revenues, primarily market data fees. A significant factor driving our revenues and volume growth during this period was the continued growth in trading volume of our energy futures and cleared OTC contracts as a result of increasing participation in these markets and demand to risk management within the energy sector.

Consolidated operating expenses increased $111.6 million, or 102.2%, to $220.7 million for the year ended December 31, 2007 from $109.2 million for the comparable period in 2006. This increase is primarily attributable to $55.7 million in ICE Futures U.S. operating expenses during the year ended December 31, 2007, amortization expenses on the ICE Futures U.S. intangibles of $8.2 million during year ended December 31, 2007, $11.1 million in CBOT merger-related transaction costs being incurred during the year ended December 31, 2007, and higher compensation expenses during the year ended December 31, 2007 due to non-cash compensation expenses recognized under the Statement of Financial Accounting Standards, or SFAS No. 123(R), and an increase in our employee headcount.

Revenues

Transaction Fees

Consolidated transaction fees increased $216.7 million, or 79.2%, to $490.4 million for the year ended December 31, 2007 from $273.6 million for the comparable period in 2006. Transaction fees, as a percentage of consolidated revenues, decreased to 85.4% for the year ended December 31, 2007 from 87.2% for the comparable period in 2006.

Transaction fees generated in our futures business segment increased $155.2 million, or 125.7%, to $278.6 million for the year ended December 31, 2007 from $123.4 million for the comparable period in 2006, while increasing as a percentage of consolidated revenues to 48.5% for the year ended December 31, 2007 from 39.3% for the comparable period in 2006. The increase in transaction fees was primarily due to our acquisitions of ICE Futures U.S. and ICE Futures Canada on January 12, 2007 and August 27, 2007, respectively, an increase in our energy futures contract volumes and a transaction fee increase effective July 1, 2007 for ICE Futures Europe, partially offset by an increase in the transaction fee rebates for certain futures contracts. Futures contract volumes increased for ICE Futures Europe primarily due to increased liquidity brought by new market participants due to electronic trading and increased trading of the ICE WTI Crude futures contract, which was launched in February 2006. Volumes at ICE Futures Europe increased 49.3% to 138.5 million contracts traded during the year ended December 31, 2007 from 92.7 million contracts traded during the comparable period in 2006. ICE Futures U.S. adjusted its exchange fee rates effective August 1, 2007, including adding a surcharge on certain electronic trading products. Average transaction fees per trading day for our futures business segment increased 132.7% to $1.1 million per trading day for the year ended December 31, 2007 from $482,000 per trading day for the comparable period in 2006.

Transaction fees generated in our OTC business segment increased $61.6 million, or 41.0%, to $211.8 million for the year ended December 31, 2007 from $150.2 million for the comparable period in 2006, primarily due to increased trading volumes. Transaction fees in this segment, as a percentage of consolidated revenues, decreased to 36.9% for the year ended December 31, 2007 from 47.9% for the comparable period in 2006. The decline in the percentage of consolidated revenues is due to the inclusion of the ICE Futures U.S. and ICE Futures Canada revenues in 2007 after their acquisitions. The number of transactions or trades executed in our OTC business segment increased by 55.8% to 5.9 million trades for the year ended December 31, 2007 from 3.8 million trades for the comparable period in 2006. Average transaction fees per trading day for our OTC business segment increased 43.5% to $845,000 per trading day for the year ended December 31, 2007 from $589,000 per trading day for the comparable period in 2006.

Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and increased volatility relating to geopolitical events, real and perceived supply and demand imbalances and weather. Transaction fees generated by trading in North American natural gas contracts increased $37.9 million, or 32.3%, to $155.2 million for year ended

December 31, 2007 from $117.3 million for the comparable period in 2006. In addition, transaction fees generated by trading in North American power contracts increased $16.1 million, or 59.2%, to $43.3 million for the year ended December 31, 2007 from $27.2 million for the comparable period in 2006. The continued growth in trading volumes in OTC contracts can be attributed in part to the continued introduction and use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties.

Revenues derived from electronic trade confirmation fees in our OTC business segment increased $2.5 million, or 71.3%, to $6.0 million for the year ended December 31, 2007 from $3.5 million for the comparable period in 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, decreased to 1.0% for the year ended December 31, 2007 from 1.1% for the comparable period in 2006.

Market Data Fees

Consolidated market data fees increased $36.2 million, or 105.6%, to $70.4 million for the year ended December 31, 2007 from $34.2 million for the comparable period in 2006. This increase was primarily due to the new terminal fees and license fees that we receive from data vendors derived from ICE Futures U.S. following our acquisition, increased data access fees in our OTC markets and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from ICE Futures Europe. During the year ended December 31, 2007 and 2006, we recognized $28.9 million and $17.6 million, respectively, in data access fees and terminal fees in our energy futures and OTC businesses. During the year ended December 31, 2007 and 2006, we recognized $13.5 million and $11.5 million, respectively, in terminal and license fees from data vendors in our energy futures business. The increase in the market data fees received from data vendors in our energy futures business was due to both an increase in the average fee per terminal and an increase in the number of terminals. We recognized $20.9 million in terminal and license fees from data vendors of ICE Futures U.S. during the year ended December 31, 2007. ICE Futures U.S. adjusted its market data rates effective June 1, 2007. Consolidated market data fees, as a percentage of consolidated revenues, increased to 12.3% for the year ended December 31, 2007 from 10.9% for the comparable period in 2006.

Other Revenues

Consolidated other revenues increased $7.6 million to $13.5 million for the year ended December 31, 2007 from $5.9 million for the comparable period in 2006. This increase was primarily due to trade registration system fees of $2.0 million recognized during the year ended December 31, 2007 and $6.0 million in other revenues relating to ICE Futures U.S. Other revenues for ICE Futures U.S. include certification fees, grading fees, booth fees and broker telephone billing fees. Consolidated other revenues, as a percentage of consolidated revenues, increased to 2.4% for the year ended December 31, 2007 from 1.9% for the comparable period in 2006.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $51.6 million, or 103.8%, to $101.4 million for the year ended December 31, 2007 from $49.8 million for the comparable period in 2006. This increase was primarily due to the inclusion of $25.9 million in compensation and benefits expenses relating to ICE Futures U.S. in our consolidated results for the year ended December 31, 2007, an increase in non-cash compensation expenses and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $23.6 million for the year ended December 31, 2007 as compared to $8.8 million for the comparable period in 2006. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006. Our employee headcount increased from 226 employees as of December 31, 2006 to 277 employees as of December 31, 2007 (excluding the employees acquired as a result of our acquisitions). ICE Futures U.S. employee headcount decreased from 282 employees as of January 12, 2007, the acquisition date, to 198 employees as of December 31, 2007. We had an additional 31 employees as of December 31, 2007 relating to the other four acquisitions.

We expect that our compensation and benefits expenses will vary from year to year as a percentage of total revenues due to additional employees associated with the growth of our business, accrual of bonuses, and due to non-cash compensation expenses recognized in accordance with SFAS No. 123(R). Over the next year, we expect compensation and benefits expenses to increase from current levels. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 17.7% for year ended December 31, 2007 from 15.9% for the comparable period in 2006.

Professional Services

Consolidated professional services expenses increased $11.7 million, or 102.3%, to $23.0 million for the year ended December 31, 2007 from $11.4 million for the comparable period in 2006. This increase was primarily due to the inclusion of $6.0 million in ICE Futures U.S. professional services expenses in our consolidated results for the year ended December 31, 2007 and $3.5 million in professional services expenses incurred relating to the establishment of ICE Clear Europe, our European clearing house we are in the process of establishing.

We expect our professional services expenses to increase in absolute terms in future periods in connection with the growth of our business. As a percentage of total revenues, our professional services expenses may decrease in future periods. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 4.0% for the year ended December 31, 2007 from 3.6% for the comparable period in 2006.

Patent Royalty

Patent royalty expenses decreased $7.3 million to $1.7 million for the year ended December 31, 2007 from $9.0 million for the comparable period in 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, decreased to 0.3% for the year ended December 31, 2007 from 2.9% for the comparable period in 2006. The patent licensing agreement terminated on February 20, 2007 and there were no patent royalty expenses after this date.

CBOT Merger-Related Transaction Costs

CBOT merger-related transaction costs were $11.1 million for the year ended December 31, 2007. Consolidated CBOT merger-related transaction costs, as a percentage of consolidated revenues, were 1.9% for the year ended December 31, 2007. We did not incur any CBOT merger-related transaction costs during the year ended December 31, 2006.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $25.5 million, or 100.9%, to $50.8 million for the year ended December 31, 2007 from $25.3 million for the comparable period in 2006. This increase was primarily due to $19.1 million of selling, general and administrative expenses related to the business of ICE Futures U.S. and increased costs of hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. We have begun to relocate our technology operations and our support systems, including our primary data center and our disaster recovery site, to Chicago. Our disaster recovery site was relocated from London to Chicago in June 2007. The primary data center migrated from Atlanta to Chicago in January 2008. Therefore, we have incurred some redundant costs at our technology facilities in Atlanta, London and Chicago during this transition period.

We expect our selling, general and administrative expenses to increase in absolute terms in future periods in connection with the growth of our business. As a percentage of total revenues, our selling, general and administrative expenses may decrease in future periods due to anticipated revenue growth in excess of the selling, general and administrative expenses growth. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 8.8% for the year ended December 31, 2007 from 8.1% for the comparable period in 2006.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $19.0 million, or 138.5%, to $32.7 million for the year ended December 31, 2007 from $13.7 million for the comparable period in 2006. This increase was primarily due to the amortization on the acquired ICE Futures U.S. intangibles of $8.2 million for the year ended December 31, 2007, the depreciation on the $43.3 million in fixed asset additions incurred during the year ended December 31, 2007 and the inclusion of $4.5 million in ICE Futures U.S. depreciation expenses in our consolidated results for the year ended December 31, 2007.

We anticipate that depreciation and amortization expenses will increase in future periods due to the amortization of acquired intangible assets and the increase in our capital expenditures in 2007 and in the foreseeable future. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 5.7% for the year ended December 31, 2007 from 4.4% for the comparable period in 2006.

Other Income (Expense)

Consolidated other income decreased $3.0 million to $4.9 million for the year ended December 31, 2007 from $7.9 million for the comparable period in 2006. This decrease primarily related to the increase in interest expense, partially offset by the gain recognized on the sale of an asset and an increase in interest income. Interest expense increased $18.4 million to $18.6 million for the year ended December 31, 2007 from $231,000 for the comparable period in 2006 primarily due to $15.1 million in interest expense and amortization associated with our $500.0 million credit facility and interest expense of $3.1 million relating to the Russell License. We recognized a gain of $9.3 million during the year ended December 31, 2007 on the sale of our former disaster recovery site used for our former open-outcry physical trading floor in London. Interest income increased $3.3 million to $11.9 million for the year ended December 31, 2007 from $8.6 million for the comparable period in 2006 primarily due to an increase in our cash balances from the net cash provided by operations.

Income Taxes

Consolidated tax expense increased $48.5 million to $117.8 million for the year ended December 31, 2007 from $69.3 million for the comparable period in 2006, primarily due to the increase in our pre-tax income. Our effective tax rate increased to 32.9% for the year ended December 31, 2007 from 32.6% for the comparable period in 2006, primarily due to higher New York State and City tax rates associated with the operations of ICE Futures U.S., which were partially offset by a decrease in the amount of U.S. taxes accrued on foreign earnings and an increase in tax credits generated.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Overview

Consolidated net income increased $102.9 million, or 254.5%, to $143.3 million for the year ended December 31, 2006 from $40.4 million for the comparable period in 2005. Net income from our futures business segment increased $34.3 million, or 192.4%, to $52.2 million for the year ended December 31, 2006 from $17.8 million for the comparable period in 2005, primarily due to higher transaction fees revenues during the year ended December 31, 2006 and due to the $4.8 million in floor closure costs incurred during the year ended December 31, 2005. Net income from our OTC business segment increased $59.2 million, or 322.7%, to $77.5 million for the year ended December 31, 2006 from $18.3 million for the comparable period in 2005. Net income in our OTC business segment increased primarily due to significantly higher transaction fees revenues during the year ended December 31, 2006 and due to the $15.0 million settlement expense incurred during the year ended December 31, 2005. Net income from our market data business segment increased $9.4 million, or 221.2%, to $13.6 million for the year ended December 31, 2006 from $4.2 million for the comparable period in 2005. Net income in our market data business segment increased primarily due to increased market data sales and data access fees in our OTC business during the year ended December 31, 2006. Consolidated operating income, as a percentage of consolidated revenues, increased to 65.2% for the year ended December 31, 2006 from 36.1% for the comparable period in 2005. Consolidated net income, as a percentage of consolidated revenues, increased to 45.7% for the year ended December 31, 2006 from 25.9% for the comparable period in 2005.

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

Transaction fees generated in our futures business segment increased $66.2 million, or 115.8%, to $123.4 million for the year ended December 31, 2006 from $57.2 million for the comparable period in 2005, while increasing as a percentage of consolidated revenues to 39.3% for the year ended December 31, 2006 from 36.7% for the comparable period in 2005. The increase in transaction fees was primarily due to an increase in our futures contract volumes. Futures contract volumes increased primarily due to increased liquidity brought by new market participants due to electronic trading, the launch of the ICE WTI Crude futures contract in February 2006 and increased volatility relating to geopolitical events and real and perceived supply and demand imbalances. Volumes in our futures business segment increased 120.5% to 92.7 million contracts traded during the year ended December 31, 2006 from 42.1 million contracts traded during the comparable period in 2005. Average transaction fees per trading day increased 113.3% to $482,000 per trading day for the year ended December 31, 2006 from $226,000 per trading day for the comparable period in 2005.

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

Other Income

Consolidated other income increased $4.1 million, or 108.7%, to $7.9 million for the year ended December 31, 2006 from $3.8 million for the comparable period in 2005. The increase in other income was primarily due to an increase in interest and investment income and a decrease in interest expense. Interest and investment income increased $5.5 million from the prior year primarily due to an increase in our cash balances from the net proceeds received from our initial public offering of common stock in November 2005 and from the cash flows generated from operations during the year ended December 31, 2006. The level of interest rates in the United States increased throughout 2006 and this had an impact on our interest and investment income. Our investments during the year ended December 31, 2006 also included more taxable investments which generally earn a higher pre-tax interest rate than the tax exempt investments that we primarily invested in during the year ended December 31, 2005. Also, in connection with the change in our functional currency of the majority of the U.K. subsidiaries to the U.S. dollar on June 30, 2006, we converted the majority of our cash in the U.K. from pounds sterling denominated investments to U.S. dollar denominated investments. The majority of our U.K. pounds sterling investments had lower interest rates commensurate with the lower U.K. interest rates over the last year. Interest expense decreased $382,000 from the prior year primarily due to the remaining $13.0 million outstanding balance under the Wachovia revolving credit agreement being paid off with a portion of the proceeds from our initial public offering of common stock in November 2005.

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

Income Taxes

Consolidated tax expense increased $49.7 million to $69.3 million for the year ended December 31, 2006 from $19.6 million for the comparable period in 2005, primarily due to the increase in our pre-tax income. Our effective tax rate was 32.6% for both the years ended December 31, 2006 and 2005. The effective tax rate for the year ended December 31, 2006 is lower than the statutory rate primarily due to our decision to reinvest $51.0 million in undistributed overseas earnings of our foreign subsidiaries during 2006, tax exempt income and favorable state rates. The effective tax rate for the year ended December 31, 2005 is lower than the statutory rate primarily due to an increase in federal and state research and development tax credits.

Quarterly Results of Operations

The following table sets forth quarterly unaudited condensed consolidated statements of income for the periods presented. We believe that this data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. This unaudited condensed consolidated quarterly data should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The historical results for any quarter do not necessarily indicate the results expected for any future period.

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007(1)	2007(2)	2006	2006	2006	2006
	(In thousands)

Revenues:
Transaction fees, net:
Futures:
ICE Brent Crude futures	$21,320	$22,071	$21,796	$22,121	$18,003	$17,357	$15,290	$13,476
ICE WTI Crude futures	12,592	12,791	11,889	12,670	10,964	11,425	8,294	—
Sugar futures	12,160	12,829	14,823	8,835	—	—	—	—
Other futures products and options	26,328	25,642	22,277	18,449	8,733	8,407	5,988	5,483
OTC:
North American natural gas	43,410	41,665	34,275	36,183	35,655	36,955	26,369	18,323
North American power	12,627	12,212	9,713	8,797	7,891	8,088	6,411	4,833
Other commodities markets	2,393	2,199	1,237	1,044	610	717	410	438
Electronic trade confirmation services	1,725	1,681	1,362	1,242	943	989	895	682
Market data fees	23,306	17,225	15,846	14,019	9,647	9,748	8,819	6,022
Other	3,435	3,420	3,436	3,248	2,818	976	1,115	1,025

Total revenues	159,296	151,735	136,654	126,608	95,264	94,662	73,591	50,282

Operating expenses:
Compensation and benefits	34,913	23,009	21,717	21,758	14,214	12,987	11,932	10,617
Professional services	4,820	6,650	6,714	4,863	2,671	2,799	3,235	2,690
Patent royalty	—	—	—	1,705	2,676	3,151	2,198	1,014
CBOT merger-related transaction costs(1)	33	144	10,944	—	—	—	—	—
Selling, general and administrative	13,457	12,170	13,002	12,130	7,629	7,016	5,501	5,120
Depreciation and amortization	9,546	8,898	7,748	6,509	3,890	3,327	3,309	3,188

Total operating expenses	62,769	50,871	60,125	46,965	31,080	29,280	26,175	22,629

Operating income	96,527	100,864	76,529	79,643	64,184	65,382	47,416	27,653
Other income (expense), net(2)	(438)	(1,590)	(1,322)	8,221	3,216	2,731	853	1,108
Income tax expense	31,437	32,593	21,514	32,278	18,408	24,468	17,302	9,097

Net income	$64,652	$66,681	$53,693	$55,586	$48,992	$43,645	$30,967	$19,664

(1)	The financial results for the three months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs, or $7.1 million after tax. Excluding these costs, net of taxes, our OTC business net income for the three months ended June 30, 2007 would have been $60.7 million. See “— Non-GAAP Financial Measures”.

(2)	The financial results for the three months ended March 31, 2007 include the results of ICE Futures U.S. for the period from January 13, 2007 to March 31, 2007 and also include a gain of $9.3 million, or $5.8 million after tax, relating to the sale our former open-outcry disaster recovery site in London.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal liquidity and capital requirements have been to fund capital expenditures, working capital, strategic acquisitions, and marketing and development of our electronic trading platform. We may need to incur additional debt or issue additional equity to make strategic acquisitions or investments in the future. We financed the cash portion of the merger with ICE Futures U.S. with cash on hand and borrowings under a senior unsecured credit facility discussed below. We financed the other acquisitions we made in 2007 with cash on hand.

Cash and Cash Equivalents, Short-Term Investments, Restricted Cash and Restricted Short-Term Investments

We had consolidated cash and cash equivalents of $119.6 million and $204.3 million as of December 31, 2007 and 2006, respectively. We had $141.0 million and $77.4 million in short-term investments as of December 31, 2007 and 2006, respectively and $19.6 million and $16.2 million in restricted cash as of December 31, 2007 and 2006, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with remaining maturity dates in excess of three months and with maturities less than one year and investments that we intend to hold for less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to FSA requirements or through restrictions in specific agreements, as restricted cash. The decrease in the cash and cash equivalents and in short-term investments was primarily due to the cash we used in connection with the acquisitions that we completed in 2007 offset by cash flows generated from operations.

We invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities and municipal bonds through a third party asset management company. We classify these investments as available-for-sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale investments are carried at their fair values with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. We do not have any investments classified as held-to-maturity or trading.

We have entered into an agreement with a third party asset management company to manage our cash over a predetermined operating cash threshold for an agreed upon fee. The agreement specifies our investment objectives, as well as guidelines for and restrictions on investments. The investment objectives are to maximize income, preserve principal value, invest in high-quality investment grade securities and to maintain adequate liquidity to meet account demands. The investments guidelines limit the types of investments that the third party asset management company can enter into based on pre-approved guidelines relating to types of securities, amount of investments and maturity.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by (used in):
Operating activities	$287,781	$150,689	$49,812
Investing activities	(637,388)	(27,628)	(117,120)
Financing activities	264,759	58,339	30,329
Effect of exchange rate changes	188	2,855	(4,218)

Net increase (decrease) in cash and cash equivalents	$(84,660)	$184,255	$(41,197)

Operating Activities

Consolidated net cash provided by operating activities was $287.8 million, $150.7 million and $49.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $137.1 million increase in net cash provided by operating activities for the year ended December 31, 2007 from the comparable period in 2006 is primarily due to the $21.8 million increase in the market data business segment’s net income and the $73.9 million increase in the futures business segment’s net income for the year ended December 31, 2007 from the comparable period in 2006. The $100.9 million increase in net cash provided by operating activities for the year ended December 31, 2006 from the comparable period in 2005 is primarily due to the $59.2 million increase in the OTC business segment’s net income and the $34.3 million increase in the futures business segment’s net income for the year ended December 31, 2006 from the comparable period in 2005. These amounts were partially offset by $60.8 million and $41.0 million in excess tax benefits from stock-based compensation for the year ended December 31, 2007 and 2006.

Investing Activities

Consolidated net cash used in investing activities was $637.4 million, $27.6 million and $117.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These activities primarily relate to cash paid for acquisitions and other intangibles, sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. The cash paid for acquisitions, net of cash acquired, for the year ended December 31, 2007 was $480.1 million and we paid $52.7 million for the purchase of the Russell licensing agreement. We had a net decrease (increase) in investments classified as available-for-sale of ($59.6 million), $36.9 million and ($107.8 million) for the years ended December 31, 2007, 2006 and 2005, respectively, and a net (increase) decrease in restricted cash of ($6.4 million), ($3.6 million) and $4.4 million, respectively, due to changes in the restricted cash balances between periods. We incurred capitalized software development costs of $12.3 million, $7.4 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Capital expenditures totaled $31.0 million, $12.4 million and $8.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. These capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform and physical relocation of our primary data center and disaster recovery site.

Financing Activities

Consolidated net cash provided by financing activities was $264.8 million, $58.3 million and $30.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Consolidated net cash provided by financing activities for the year ended December 31, 2007 primarily relates to the $250.0 million in proceeds received from borrowings under the credit agreement and $60.8 million in excess tax benefits generated from stock-based compensation, partially offset by $25.5 million in cash payments related to treasury shares received for restricted stock and stock option tax payments as well as $28.1 million in repayments under the credit agreement. Consolidated net cash provided by financing activities for the year ended December 31, 2006 primarily relates to the $41.0 million excess tax benefits from stock-based compensation and $21.8 million in proceeds from the exercise of common stock options. Consolidated net cash provided by financing activities for the year ended December 31, 2005 primarily relates to the $55.1 million in net proceeds received from the issuance of our common stock in the initial public offering in November 2005, partially offset by the repayment of our $25.0 million revolving credit facility.

Loan Agreements

We financed the cash portion of the ICE Futures U.S. acquisition with cash on hand and borrowings under a senior unsecured credit facility, or the Credit Agreement, dated January 12, 2007, as amended on August 24, 2007, that we entered into with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. In connection with the Credit Agreement, we terminated our previous $50.0 million credit facility with Wachovia, under which no borrowings were outstanding. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million, which we collectively refer to as the Credit Facilities. In connection with the acquisition, we used the proceeds of the $250.0 million term loan along with $166.8 million of cash on hand to finance the $416.8 million cash component of the ICE Futures U.S. acquisition. Under the terms of the Credit Agreement, we can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger with ICE Futures U.S., which is January 12, 2010. We have agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S. to provide liquidity in the event of a default by a clearing member. The remaining amount under the revolving credit facility can be used by us for general corporate purposes.

Loans under the Credit Facilities shall, at our option, bear interest on the principal amount outstanding at either: (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on our total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As of December 31, 2007, we have a $221.9 million three month LIBOR loan outstanding with a stated interest rate of 5.46%, including the applicable margin rate of 0.625%. For the borrowings under the term loan facility, we began making payments on June 30, 2007, and will make payments quarterly thereafter until the fifth anniversary of the closing date of the merger with ICE Futures U.S., which will be January 12, 2012. The Credit Agreement includes an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on our total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.125% at December 31, 2007.

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

ICE Clear Canada (formerly WCE Clearing Corporation) has arranged a total of $3.0 million in a revolving standby credit facility with the Royal Bank of Canada to provide liquidity in the event of default by a clearing participant. Borrowings under the revolving standby credit facility, which are required to be collateralized, bear interest based on the prime rate plus 0.75%. There are no borrowings outstanding under this facility and ICE Clear Canada is currently in compliance with all applicable covenants.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our world class electronic platform. We currently expect to make capital expenditures ranging between an aggregate of $36 million and $40 million in 2008 which we believe will support the enhancement of our leading edge technology and the continued expansion of our futures, OTC and market data businesses. We expect that these expenditures will focus on the further expansion of our electronic futures and OTC participant base, the expansion of distribution opportunities through possible acquisitions of existing businesses or otherwise, the addition of new products and services in our market data services business, and the provision of back office service systems as well as technical improvements to, and enhancements of, our existing systems, products and services. We expect our capitalized software development costs to remain relatively consistent with our 2007 capitalized software development costs.

With the exception of potential acquisitions, we believe that cash flows from operations will be sufficient to fund our anticipated working capital needs and capital expenditure requirements at least through the end of 2008. Our $250.0 million revolving credit agreement is currently the only significant agreement or arrangement that we have with third parties to provide us with sources of liquidity and capital resources. We currently have no borrowings under this revolving credit agreement. In the event that we consummate any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to help raise the necessary funds. We cannot assure you that we will be able to obtain any such financing on acceptable terms or at all.

Off-Balance Sheet Entities

We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2007:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Long-term debt and interest	$257,333	$49,604	$114,433	$93,296	$—
Russell licensing agreement	126,659	10,500	27,720	39,917	48,522
Other liabilities	107,507	20,570	51,445	18,435	17,057

Total contractual cash obligations	$491,499	$80,674	$193,598	$151,648	$65,579

We have excluded from the contractual obligations and commercial commitments table above $6.8 million in uncertain tax liabilities that are expected to be reversed within the next five years. Of this amount, $462,000 is expected to be settled within the next year, $2.5 million is expected to be settled in the next two to three years and $3.8 million is expected to be settled in the next four to five years. The anticipated reduction in the balance of the liability is due primarily to the anticipated expiration of the applicable statute of limitations. At this time, we are not able to determine which portion, if any, of the uncertain tax benefits will be settled by means of a cash payment so it has not been included in the table above.

Non-GAAP Financial Measures

We provide adjusted net income, adjusted earnings per common share on adjusted net income and adjusted earnings per common share on net income as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because the CBOT merger-related transaction costs, floor closure costs and the settlement expense described below do not reflect historical operating performance. While adjustments to the redeemable stock put described below have been recorded in prior years, they were recorded while the redeemable stock put remained outstanding. The redeemable stock put was terminated in November 2005. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles or GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto.

When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe adjusted net income and adjusted earnings per share provides a more complete understanding of factors affecting our business than GAAP measures alone. Our management uses adjusted net income and adjusted earnings per share to evaluate operating performance and management decisions made during the reporting period by excluding certain items that we believe have less significance on the day-to-day performance of our business. Our internal budgets are based on adjusted net income and adjusted earnings per share, and we report our adjusted net income and adjusted earnings per share to our board of directors. In addition, adjusted net income and adjusted earnings per share are among the criteria used in determining performance-based compensation. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted net income and adjusted earnings per share, to assess operating performance. We use adjusted net income and adjusted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since adjusted net income and adjusted earnings per share eliminates from our results specific financial items that have less bearing on our operating performance.

Adjusted Net Income

Adjusted net income for the 2007 periods below is calculated by adding the CBOT merger-related transaction costs to net income, and it is presented net of tax. We incurred incremental direct merger-related transaction costs of $10.9 million during the three months ended June 30, 2007 and $11.1 million during the year ended December 31, 2007 relating to our proposed merger with CBOT. We did not succeed in our proposed merger with CBOT and the CME completed its acquisition of CBOT on July 13, 2007. The merger-related transaction costs include investment banking advisors, legal advisors, accounting advisors, proxy advisors, public relation services and other external costs directly related to the proposed transaction. Despite our plans to continue to explore and pursue acquisition opportunities, we do not believe that this item is representative of our past or future operating performance given that the magnitude of the expense was well outside of our historical expenses. We believe that the CBOT merger-related transaction costs are infrequent and unusual and are not representative of our historical operating performance because we have not incurred similar significant merger-related costs within the prior periods and do not expect to incur such costs again within the next several years.

Adjusted net income for the 2005 periods below is calculated by adding net income and two nonrecurring items, floor closure costs and settlement expense, presented net of tax. We do not believe these items are representative of our future operating performance since both costs were incurred for specific reasons outside of historical operations. We believe that the floor closure costs and the settlement expense are unusual expenses and they are not representative of historical operating performance.

Adjusted Earnings Per Share— Redeemable Stock Put

Adjusted earnings per common share are calculated as (i) net income divided by the weighted average common shares outstanding and (ii) adjusted net income divided by the weighted average common shares outstanding. These calculations for the 2005 periods below exclude the redemption adjustments relating to the redeemable stock put, which are used to determine the net income available to common shareholders. While the redemption adjustments to retained earnings have been recorded in prior periods, no further adjustments will be recorded following the termination of the redeemable stock put in connection with our initial public offering. As a result, we believe that it is appropriate to exclude this non-cash item to provide shareholders with an adjusted earnings per share calculation. We have no plans to issue a redeemable stock put in the future.

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

The following table reconciles our 2007 net income to adjusted net income and calculates adjusted earnings per common share on adjusted net income.

			OTC
	Consolidated		Segment
	Year Ended	Three Months	Year Ended
	December 31,	Ended	December 31,
	2007	June 30, 2007	2007
	(In thousands, except per share amounts)

Net income	$240,612	$53,693	$79,199
Add: CBOT merger-related transaction costs	11,121	10,944	11,121
Less: Effective tax rate benefit of CBOT merger-related transaction costs	(3,949)	(3,906)	(3,949)

Adjusted net income	$247,784	$60,731	$86,371

Earnings per common share on net income:
Basic	$3.49	$0.78

Diluted	$3.39	$0.75

Adjusted earnings per common share on adjusted net income:
Adjusted basic	$3.59	$0.88

Adjusted diluted	$3.49	$0.85

Weighted average common shares outstanding:
Basic	68,985	69,205

Diluted	70,980	71,228

The presentation below compares our 2005 operating performance for the current periods, as adjusted, to our normal operating performance in the comparable prior periods. The following table reconciles net income (loss) to adjusted net income, net loss available to common shareholders to net income and diluted weighted average common shares outstanding to adjusted diluted weighted average common shares outstanding, and calculates adjusted earnings per common share.

			Futures	OTC
	Consolidated		Segment	Segment
	Year Ended	Three Months	Year Ended	Year Ended
	December 31,	Ended	December 31,	December 31,
	2005	June 30, 2005	2005	2005
	(In thousands, except per share amounts)

Net income (loss)	$40,410	$(141)	$17,838	$18,335
Add: Floor closure costs	4,814	4,814	4,814	—
Add: Settlement expense	15,000	15,000	—	15,000
Less: Effective tax rate benefit of floor closure costs and settlement expense	(7,119)	(7,119)	(1,685)	(5,434)

Adjusted net income	$53,105	$12,554	$20,967	$27,901

Net income (loss) available to common shareholders	$(20,909)
Add: Redemption adjustments to redeemable stock put	61,319

Adjusted Net income available to common shareholders	$40,410

Diluted weighted average common shares outstanding	53,218
Effect of dilutive stock options	1,230

Adjusted diluted weighted average common shares outstanding	54,448

Adjusted earnings per common share on adjusted net income:
Adjusted basic	$1.00

Adjusted diluted	$0.98

Adjusted earnings per common share on net income:
Adjusted basic	$0.76

Adjusted diluted	$0.74

Adjusted weighted average common shares outstanding:
Adjusted basic	53,218

Adjusted diluted	54,448

Recently Adopted Accounting Pronouncements

In June 2006, FASB, issued Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, we recognized a charge of $83,000 to the January 1, 2007 retained earnings balance. As of the adoption date, we had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect our effective tax rate. We recorded a decrease to unrecognized tax benefits of $1.2 million as of December 31, 2007, of which $2.4 million increased income tax expense for the year ended December 31, 2007. We recognize interest accruals related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Interest expense related to the unrecognized tax benefits totaled $478,000 for the year ended December 31, 2007. Accrued interest and penalties were $1.5 million and $1.9 million as of January 1, 2007 and December 31, 2007, respectively.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for us beginning in fiscal year 2008. We are currently evaluating the impact of the pending adoption of SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for us beginning in fiscal year 2008. We do not expect that we will elect the fair value option under SFAS No. 159, and we do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact of, and any associated risks related to, these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For a detailed discussion on the application of these and other accounting policies, see note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.

We evaluate our estimates and judgments on an ongoing basis, including those related to the accounting matters described below. We base our estimates and judgments on our historical experience and other factors that we believe to be reasonable under the circumstances when we make these estimates and judgments. Based on these factors, we make estimates and judgments about, among other things, the carrying values of assets and liabilities that are not readily apparent from market prices or other independent sources and about the recognition and characterization of our revenues and expenses. The values and results based on these estimates and judgments could differ significantly under different assumptions or conditions and could change materially in the future.

We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and could materially increase or decrease our reported results, assets and liabilities.

Goodwill and Other Identifiable Intangible Assets

We have significant intangible assets related to goodwill and other acquired intangibles. Our determination of the fair value of the intangible assets, related estimated useful lives of intangible assets and whether or not these assets are impaired requires us to make significant judgments. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2007, we had goodwill of $1,009.7 million and net other intangible assets of $537.7 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over the lesser of their contractual or estimated useful lives.

In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. We have recorded goodwill for the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically identifiable intangibles when a specific right or contract is acquired. Our fair value assumptions are based on management’s judgment and require the use of significant estimates and assumptions regarding estimated future cash flows. In performing the purchase price allocation, we consider, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of the acquired business.

At the acquisition date, a preliminary allocation of the purchase price is recorded based upon a preliminary valuation. We continue to review and validate estimates, assumptions and valuation methodologies underlying the preliminary valuation during the purchase price allocation period. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on our financial statements. The purchase price allocation period ends when we have obtained all of the information and that is known to be obtainable, which usually does not exceed one year from the date of acquisition.

We test goodwill in each of our reporting units for impairment at least annually in accordance with the provisions of SFAS No. 142 by comparing the carrying value of the reporting unit with its estimated fair value. If the carrying value of the reporting unit exceeds its estimated fair value, then an impairment loss is recorded if and to the extent that the carrying value of the goodwill is in excess of the implied fair value of the goodwill in accordance with the two-step process in SFAS No. 142. Other finite-lived intangible assets are evaluated for impairment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, we are required to evaluate whether events or changes in circumstances indicate that the carrying value of our depreciable assets to be held and used may not be recoverable. An estimate of undiscounted future cash flows produced by these long-lived assets is then compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of an asset is based on various valuation techniques, including discounted cash flow analyses.

In assessing whether goodwill and other intangible assets are impaired, we must make assumptions regarding estimated future cash flows, estimated long-term growth rates of our business, the period over which cash flows will occur, and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. Future events could cause us to conclude that indications of goodwill or intangible asset impairment exist. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Our goodwill and other indefinite lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more often if events or changes in circumstances indicate that value may be impaired. The reporting unit levels for our impairment testing of goodwill are the OTC reporting unit, the ICE Futures U.S. reporting unit, the ICE Futures Europe reporting unit and the ICE Futures Canada reporting unit and the market date reporting unit. This analysis has not resulted in impairment through December 2007.

Capitalized Software Development Costs

We capitalize costs related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $12.3 million, $7.4 million and $5.1 million during the years ended December 31, 2007, 2006 and 2005, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

We review our capitalized software development costs and our other long-lived assets for impairment at each quarterly balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of our long-lived assets should be assessed. Our judgments about impairment are based in part on subjective assessments of the usefulness of the relevant software and may differ from comparable assessments made by others. We have not recorded any impairment charges since our formation. To analyze recoverability, we estimate undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of assets to their estimated fair value with a corresponding charge to earnings. We believe that our capitalized software development costs are appropriately valued in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

ITEM 7(A).	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash, long-term investments, current and long-term debt and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term investments, current and noncurrent restricted cash and indebtedness. As of December 31, 2007 and 2006, our cash and cash equivalents, short-term investments and current and noncurrent restricted cash were $283.2 million and $297.8 million, respectively, of which $16.0 million and $23.5 million, respectively, were denominated in pounds sterling and Canadian dollars. The remaining investments are denominated in U.S. dollars. We would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

At December 31, 2007, we had outstanding a $221.9 million term loan under our Credit Facilities which is subject to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $2.2 million, assuming no change in the volume or composition of our debt.

Foreign Currency Exchange Rate Risk

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations which are received in or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $842,000, ($288,000) and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.8128 for the year ended December 31, 2005 to 1.8434 for the year ended December 31, 2006 and then increased to 2.0020 for the year ended December 31, 2007.

We have historically generated a significant portion of our revenues from sales to participants located outside of the United States, principally in the United Kingdom. Of our consolidated revenues, 1.2%, 7.2% and 38.3% were denominated in pounds sterling or Canadian dollars for the years ended December 31, 2007, 2006 and 2005, respectively. Of our consolidated operating expenses, 15.9%, 29.8% and 48.1% were denominated in pounds sterling or Canadian dollars for the years ended December 31, 2007, 2006 and 2005, respectively. As the pounds sterling or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. Our operating expenses, certain of which are denominated in pounds sterling, increased $2.7 million for the year ended December 31, 2007 as compared to the same period in the prior year due to the 8.6% increase in the average exchange rate of pounds sterling to the U.S. dollar for the year ended December 31, 2007 as compared to the same period in 2006. A 10% adverse change in the underlying foreign currency exchange rates would not be significant to our financial condition or results of operations.

As of the second quarter of 2006, we began charging exchange fees in U.S. dollars rather than in pounds sterling in our key U.K. futures contracts, including crude oil and heating oil contracts. All sales in our business are now denominated in U.S. dollars, except for some small futures contracts at ICE Futures Europe and sales through ICE Futures Canada. We may experience substantial gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our U.K. and Canadian subsidiaries financial statements that are denominated in pounds sterling or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.

The revenues, expenses and financial results of ICE Futures Europe and the other U.K. subsidiaries have historically been denominated in pounds sterling, the functional currency of our U.K. subsidiaries. We had foreign currency translation risk equal to our net investment in our U.K. subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. Effective as of July 1, 2006, the functional currency of the majority of our U.K. subsidiaries became the U.S. dollar. The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with us, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets as the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency switched based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures Europe began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar.

In connection with our acquisition of ICE Futures Canada in August 2007, we now have foreign currency translation risk equal to our net investment in certain Canadian subsidiaries. The revenues, expenses and financial results of these Canadian subsidiaries are denominated in Canadian dollars, which is the functional currency of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of December 31, 2007, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $33.0 million. The period-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.7188 as of December 31, 2005 to 1.9586 as of December 31, 2006 and further increased to 1.9843 as of December 31, 2007. The period-end foreign currency exchange rate for Canadian dollar to the U.S. dollar decreased from 1.0515 as of August 27, 2007, the acquisition date of ICE Futures Canada, to 0.9881 as of December 31, 2007.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

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

The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2008 Proxy Statement.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

As permitted by SEC regulations, our management has excluded ICE Futures U.S., Inc. and ICE Futures Canada, Inc. from its assessment of internal control over financial reporting as of December 31, 2007 since they were acquired in purchase business combinations in 2007. ICE Futures U.S., Inc. and ICE Futures Canada, Inc. are wholly-owned subsidiaries with total assets of $988.4 million as of December 31, 2007 and total revenues of $127.1 million since the dates of acquisition.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by our shareholders. Ernst & Young LLP has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill

Jeffrey C. Sprecher Chairman of the Board and Chief Executive Officer	Scott A. Hill Senior Vice President, Chief Financial Officer

February 11, 2008	February 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
IntercontinentalExchange, Inc.

We have audited IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IntercontinentalExchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying “Report of Management on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ICE Futures U.S., which is included in the 2007 consolidated financial statements of IntercontinentalExchange, Inc. and constituted $976.8 million and $52.7 million of total and net assets, respectively, as of December 31, 2007 and $124.8 million and $41.8 million of revenues and net income, excluding intercompany charges, respectively, for the year then ended. Additionally, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ICE Futures Canada, which is included in the 2007 consolidated financial statements of IntercontinentalExchange, Inc. and constituted $11.6 million and $2.2 million of total and net assets, respectively, as of December 31, 2007 and $2.3 million and $0.6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of IntercontinentalExchange, Inc. also did not include an evaluation of the internal control over financial reporting of ICE Futures U.S. and ICE Futures Canada.

In our opinion, IntercontinentalExchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007, of IntercontinentalExchange, Inc. and Subsidiaries and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS

Board of Directors and Shareholders
IntercontinentalExchange, Inc.

We have audited the accompanying consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 11, and 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006 and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 11, 2008

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$119,597	$204,257
Restricted cash	19,624	16,193
Short-term investments	140,955	77,354
Customer accounts receivable:
Trade, net of allowance for doubtful accounts of $370 and $985 at December 31, 2007 and 2006, respectively	51,241	31,673
Related-parties	777	448
Asset held for sale	—	3,698
Current deferred tax asset, net	4,908	—
Margin deposits and guaranty funds	792,052	—
Prepaid expenses and other current assets	12,940	7,294

Total current assets	1,142,094	340,917

Property and equipment, net	63,524	26,280

Other noncurrent assets:
Goodwill	1,009,687	79,575
Other intangible assets, net	537,722	1,551
Cost method investments	38,778	38,738
Other noncurrent assets	4,540	6,150

Total other noncurrent assets	1,590,727	126,014

Total assets	$2,796,345	$493,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,811	$13,228
Accrued salaries and benefits	23,878	18,135
Current portion of licensing agreement	10,572	—
Current portion of long-term debt	37,500	—
Income taxes payable	11,687	2,991
Margin deposits and guaranty funds	792,052	—
Other current liabilities	7,461	3,545

Total current liabilities	910,961	37,899

Noncurrent liabilities:
Noncurrent deferred tax liability, net	108,739	—
Long-term debt	184,375	—
Noncurrent portion of licensing agreement	89,645	—
Unearned government grant	8,737	—
Other noncurrent liabilities	17,032	844

Total noncurrent liabilities	408,528	844

Total liabilities	1,319,489	38,743

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 70,963 and 59,596 shares issued at December 31, 2007 and 2006, respectively; 69,711 and 58,125 shares outstanding at December 31, 2007 and 2006, respectively	710	596
Treasury stock, at cost; 1,252 and 1,471 shares at December 31, 2007 and 2006, respectively	(30,188)	(9,748)
Additional paid-in capital	1,043,971	245,030
Retained earnings	431,708	191,179
Accumulated other comprehensive income	30,655	27,411

Total shareholders’ equity	1,476,856	454,468

Total liabilities and shareholders’ equity	$2,796,345	$493,211

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Transaction fees, net (including $13,657 and $15,411 with related-parties in 2006 and 2005, respectively)	$490,358	$273,629	$136,976
Market data fees (including $412 and $198 with related-parties in 2006 and 2005, respectively)	70,396	34,236	14,642
Other (including $1,729, $1,984 and $1,934 with related-parties in 2007, 2006 and 2005, respectively)	13,539	5,934	4,247

Total revenues	574,293	313,799	155,865

Operating expenses:
Compensation and benefits	101,397	49,750	35,753
Professional services	23,047	11,395	10,124
Patent royalty	1,705	9,039	1,491
CBOT merger-related transaction costs	11,121	—	—
Selling, general and administrative	50,759	25,266	17,395
Floor closure costs	—	—	4,814
Settlement expense	—	—	15,000
Depreciation and amortization	32,701	13,714	15,083

Total operating expenses	220,730	109,164	99,660

Operating income	353,563	204,635	56,205

Other income (expense):
Interest and investment income	11,865	8,565	3,090
Interest expense	(18,641)	(231)	(613)
Other income (expense), net	11,647	(426)	1,313

Total other income, net	4,871	7,908	3,790

Income before income taxes	358,434	212,543	59,995
Income tax expense	117,822	69,275	19,585

Net income	$240,612	$143,268	$40,410

Redemption adjustments to redeemable stock put	—	—	(61,319)

Net income (loss) available to common shareholders	$240,612	$143,268	$(20,909)

Earnings (loss) per common share:
Basic	$3.49	$2.54	$(0.39)

Diluted	$3.39	$2.40	$(0.39)

Weighted average common shares outstanding:
Basic	68,985	56,474	53,218

Diluted	70,980	59,599	53,218

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

												Accumulated Other
					Class A							Comprehensive Income
			Class A Common		Common							Net Unrealized Gain (Loss) from
	Common		Stock,		Stock,				Additional	Deferred		Foreign	Available-	Net	Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Investment	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Securities	Hedges	Equity

Balance, January 1, 2005	—	$—	2,863	$29	51,537	$515	(1,534)	$(5,541)	$39,886	$(6,087)	$68,820	$37,043	$—	$(2,516)	$132,149
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(15,705)	91	66	(15,548)
Exercise of common stock options	—	—	—	—	145	2	—	—	864	—	—	—	—	—	866
Issuance of restricted stock	—	—	—	—	—	—	—	—	2,837	(2,467)	—	—	—	—	370
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	1,655	—	—	—	—	1,655
Redemption adjustments to redeemable stock put	—	—	—	—	—	—	—	—	—	—	(61,319)	—	—	—	(61,319)
Cancellation of redeemable stock put	—	—	—	—	—	—	—	—	78,901	—	—	—	—	—	78,901
Issuance of common stock	2,500	25	—	—	—	—	—	—	55,114	—	—	—	—	—	55,139
Conversion of Class A common stock, Series 2 into common stock	15,900	159	—	—	(15,900)	(159)	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	40,410	—	—	—	40,410

Balance, December 31, 2005	18,400	184	2,863	29	35,782	358	(1,534)	(5,541)	177,602	(6,899)	47,911	21,338	91	(2,450)	232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	8,525	(93)	—	8,432
Exercise of common stock options	2,407	24	—	—	103	1	(3)	(188)	21,981	—	—	—	—	—	21,818
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 and Series 2 into common stock	38,748	388	(2,863)	(29)	(35,885)	(359)	—	—	—	—	—	—	—	—	—
Treasury shares received for restricted stock and stock option tax payment	—	—	—	—	—	—	(69)	(4,765)	—	—	—	—	—	—	(4,765)
Stock-based compensation	—	—	—	—	—	—	—	—	9,489	—	—	—	—	—	9,489
Issuance of restricted stock	16	—	—	—	—	—	135	746	(746)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	43,313	—	—	—	—	—	43,313
Issuance of common stock	25	—	—	—	—	—	—	—	290	—	—	—	—	—	290
Net income	—	—	—	—	—	—	—	—	—	—	143,268	—	—	—	143,268

Balance, December 31, 2006	59,596	596	—	—	—	—	(1,471)	(9,748)	245,030	—	191,179	29,863	(2)	(2,450)	454,468
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	3,183	61	—	3,244
Exercise of common stock options	1,044	11	—	—	—	—	(4)	(472)	9,920	—	—	—	—	—	9,459
Issuance of shares for acquisitions	10,303	103	—	—	—	—	—	—	707,560	—	—	—	—	—	707,663
Treasury shares received during acquisition	—	—	—	—	—	—	(1)	(197)	—	—	—	—	—	—	(197)
Treasury shares received for restricted stock and stock option tax payment	—	—	—	—	—	—	(181)	(24,814)	—	—	—	—	—	—	(24,814)
Stock-based compensation	—	—	—	—	—	—	—	—	25,415	—	—	—	—	—	25,415
Issuance of restricted stock	20	—	—	—	—	—	405	5,043	(5,043)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	61,089	—	—	—	—	—	61,089
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	(83))	—	—	—	(83)
Net income	—	—	—	—	—	—	—	—	—	—	240,612	—	—	—	240,612

Balance, December 31, 2007	70,963	$710	—	$—	—	$—	(1,252)	$(30,188)	$1,043,971	$—	$431,708	$33,046	$59	$(2,450)	$1,476,856

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Net income	$240,612	$143,268	$40,410
Other comprehensive income:
Foreign currency translation adjustments, net of tax of $655, $830 and ($476) for the years ended December 31, 2007, 2006 and 2005, respectively	3,183	8,525	(15,705)
Change in available-for-sale securities, net of tax of $22, ($34) and $34 for the years ended December 31, 2007, 2006 and 2005, respectively	61	(93)	91
Change in fair value of net investment hedges, net of tax of $40 for the year ended December 31, 2005	—	—	66

Comprehensive income	$243,856	$151,700	$24,862

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Operating activities
Net income	$240,612	$143,268	$40,410

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,701	13,714	15,083
Gain on disposal of assets	(9,268)	—	—
Amortization of debt issuance costs	698	147	108
Allowance for doubtful accounts	(615)	724	(27)
Net realized gains on sales of available-for-sale investments	(171)	(882)	(770)
Stock-based compensation	23,595	8,825	1,655
Issuance of vested restricted stock	—	—	370
Deferred taxes	(3,222)	(5,345)	(2,356)
Excess tax benefits from stock-based compensation	(60,812)	(40,996)	—
Non-cash floor closure costs	—	—	560
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(4,919)	(19,397)	(5,447)
Related-parties	(329)	1,325	(288)
Prepaid expenses and other current assets	(2,359)	(4,310)	(2,778)
Noncurrent assets	1,267	(510)	(1,320)
Income taxes payable	74,003	37,791	2,994
Accounts payable, accrued salaries and benefits, and other accrued liabilities	(3,400)	16,335	1,618

Total adjustments	47,169	7,421	9,402

Net cash provided by operating activities	287,781	150,689	49,812

Investing activities
Capital expenditures	(30,999)	(12,377)	(8,610)
Capitalized software development costs	(12,267)	(7,438)	(5,123)
Cash paid for acquisitions, net of cash acquired	(480,114)	—	—
Purchase of intangible assets	(61,099)	—	—
Proceeds from sale of assets	13,269	—	—
Cost method investment	(40)	(36,937)	—
Proceeds from sales of available-for-sale investments	272,771	346,090	58,755
Purchases of available-for-sale investments	(332,357)	(309,227)	(166,575)
Capitalized acquisition costs	(121)	(4,124)	—
(Increase) decrease in restricted cash	(6,431)	(3,615)	4,433

Net cash used in investing activities	(637,388)	(27,628)	(117,120)

Financing activities
Excess tax benefits from stock-based compensation	60,812	40,996	—
Payments on capital lease obligations	—	—	(482)
Net proceeds from issuance of common stock	—	290	55,139
Proceeds from credit facility	250,000	—	—
Repayments of credit facilities	(28,125)	—	(25,000)
Issuance costs for credit facilities	(2,375)	—	(194)
Payments relating to treasury shares received for restricted stock and stock option tax payments and exercises	(25,484)	(4,953)	—
Proceeds from exercise of common stock options	9,931	22,006	866

Net cash provided by financing activities	264,759	58,339	30,329

Effect of exchange rate changes on cash and cash equivalents	188	2,855	(4,218)

Net increase (decrease) in cash and cash equivalents	(84,660)	184,255	(41,197)
Cash and cash equivalents, beginning of year	204,257	20,002	61,199

Cash and cash equivalents, end of year	$119,597	$204,257	$20,002

Supplemental cash flow disclosure
Cash paid for income taxes	$54,255	$38,279	$19,058

Cash paid for interest	$14,586	$86	$543

Supplemental noncash investing and financing activities
Redemption adjustments to redeemable stock put	$—	$—	$(61,319)

Cancellation of redeemable stock put	$—	$—	$78,901

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) owns and operates an Internet-based, global electronic marketplace for facilitating trading in futures and over-the-counter (“OTC”) commodities and derivative financial products (the “Platform”). The Company owns 100% of ICE Futures Europe (formerly known as ICE Futures), which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of trading energy commodity futures and options contracts. The Company also owns 100% of the Board of Trade of the City of New York, Inc., or NYBOT, which, effective September 3, 2007, changed its name to ICE Futures U.S., Inc. (“ICE Futures U.S.”). The Company acquired ICE Futures U.S. on January 12, 2007 and it operates as a United States (“U.S.”) Designated Contract Market for the purpose of trading soft commodity and financial futures and options contracts. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg, Dublin and Singapore.

The Company currently operates the OTC markets as an exempt commercial market (“ECM”) pursuant to the Commodity Exchange Act (“CEA”) and regulations of the Commodity Futures Trading Commission (“CFTC”). As an ECM, the Company is required to file a notice with the CFTC, provide the CFTC with access to its trading system and certain trading reports and respond to requests for information or records from the CFTC.

ICE Futures Europe is subject to extensive regulation in the U.K. by the Financial Services Authority, or FSA, in accordance with the Financial Services and Markets Act 2000. ICE Futures Europe is responsible for maintaining financial resources sufficient for the proper performance of its functions as a Recognized Investment Exchange, and, in order to satisfy this requirement, is obligated to maintain a minimum amount of liquid financial assets at all times.

ICE Futures U.S. is subject to extensive regulation in the U.S. by the CFTC under the CEA. The CEA generally requires that futures trading conducted in the U.S. be conducted on a commodity exchange designated as a contract market by the CFTC. It also establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of specified futures contracts is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading in the same or similar contracts. As a designated contract market, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the CEA. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of ICE Futures U.S.’s self-regulatory programs in these areas.

The Company does not risk its own capital by engaging in any trading activities or by extending credit to market participants.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed several acquisitions in 2007 and has included the financial results of these companies in its consolidated financial statements effective from the respective acquisition dates forward.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Segment and Geographic Information

The Company currently has three reportable operating segments: its OTC business segment, its futures business segment, and its market data business segment. All three operate across domestic and international markets. Substantially all of the Company’s identifiable assets are located in the U.S., the U.K. and Canada.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to Financial Services Authority requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets (Note 4).

Short-Term and Long-Term Investments

The Company invests a portion of its cash in excess of short-term operating needs in investment-grade marketable debt securities and municipal bonds (Note 5). These investments are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company does not have any investments classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings.

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

Cost Method Investments

The Company uses the cost method to account for investments in companies that the Company does not control and for which the Company does not have the ability to exercise significant influence over operating and financial policies (Note 6).

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Margin Deposits and Guaranty Funds

Original margin, variation margin and guaranty fund deposits held by the Company’s clearing houses for clearing members may be in the form of cash, money market mutual fund shares, U.S. Government obligations, Canadian Government obligations, or letters of credit. Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as a current asset and a current liability. Cash received is invested by the Company’s clearing houses, primarily in overnight transactions in money market mutual funds. Any interest earned on the guaranty fund cash deposits accrues to the Company and is included in interest and investment income in the consolidated statements of income and any interest earned on the cash original margin deposits accrues to the clearing members. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts.

Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These securities are held in safekeeping and are only pledged to the Company’s clearing houses and the Company’s clearing houses do not take legal ownership. Interest and gain or loss on securities deposited to satisfy original margin or guaranty fund requirements accrues to the clearing members.

Property and Equipment

Property and equipment are recorded at cost, reduced by accumulated depreciation (Note 7). Depreciation and amortization expense related to property and equipment is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the asset. The Company reviews the remaining estimated useful lives of its property and equipment at each balance sheet date and will make adjustments to the estimated remaining useful lives whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals of property and equipment are included in other income and losses on disposals of property and equipment are included in depreciation expense. Maintenance and repairs are expensed as incurred.

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

Goodwill and Indefinite-Lived Intangible Assets

The Company has recorded goodwill for the excess of the purchase price for its acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 8). The Company recognizes specifically identifiable intangibles when a specific right or contract is acquired. Goodwill has been allocated to reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition.

The Company tests its goodwill for impairment at the reporting unit level, which in some cases is different than the operating segment level where the goodwill is reported under SFAS No. 131, Disclosures

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

about Segments of an Enterprise and Related Information. The reporting unit levels for the Company’s goodwill and its other intangible assets are the OTC, ICE Futures U.S, ICE Futures Europe, ICE Futures Canada and market data reporting units. Impairment testing at the reporting unit level is performed utilizing a two-step methodology in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company’s indefinite-lived intangible assets are evaluated for impairment annually in its fiscal fourth quarter or more often if events or changes in circumstances indicate that the asset may be impaired. Such evaluation includes comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. This analysis did not result in an impairment charge during the years ended December 31, 2007, 2006 or 2005.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company reviews its property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives.

Income Taxes

The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. The majority of the Company’s foreign subsidiaries are based in the U.K. and they file separate local country income tax returns and take advantage of the U.K.’s group relief provisions when applicable. Deferred tax expenses and benefits are recognized for changes in deferred tax assets and liabilities. The difference between the statutory income tax rate and our effective tax rate for a given period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, tax-exempt income, state income taxes and the non-deductibility of certain expenses.

Revenue Recognition

The Company’s revenues primarily consist of transaction fee revenues for OTC and futures transactions executed over the Platform or through the open-outcry exchange and are recognized on the date the transactions occur. The Company calculates the transaction fee revenues based on the volume of each

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

commodity traded multiplied by the transaction rate for each commodity type. The futures transaction fee revenues are determined on the basis of the transaction fee charged for each contract traded on the exchange. Cleared transaction fees are currently remitted by LCH.Clearnet to ICE Futures Europe on a monthly basis. LCH.Clearnet, which is a clearing house based in London, also collects fees for cleared OTC contracts traded on the Platform.

Transaction fees are recorded net of rebates of $37.3 million, $7.4 million and $543,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company offers rebates in certain of its markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate. Typically, the Company offers these rebates until it believes the market has generated sufficient liquidity and volume so that the rebates are no longer needed to sustain and promote liquidity. These rebates reduce revenue that the Company would have generated had it charged full transaction fees and had it generated the same volume without the rebate program.

Market data fee revenues primarily include terminal and license fees received from data vendors in exchange for the provision of real-time futures price information and data access fees. Market data fees are charged to data vendors on a monthly basis based on the number and type of terminals they have carrying futures data. Each data vendor also pays an annual license fee, which is deferred and recognized as revenue ratably over the period of the annual license. Market data fee revenues also include monthly data access fees charged to customers that are signed up to trade on the OTC Platform. The monthly data access amount for each company is based on the number of users at each company signed up to trade on the Platform. The difference between the monthly data access fee total for each company and the actual amount of commissions paid that month for trading activity is recognized as monthly data access revenues. The actual amount of commissions paid that month for trading activity is recognized as transaction fee revenues.

Other revenues are recognized as services are provided or they are deferred and amortized ratably over the periods to which they relate.

Sources of Supplies

The Company uses 13 primary vendors for equipment used in the Platform and its network. If these vendors were unable to meet the Company’s needs, management believes that the Company could obtain this equipment from other vendors on comparable terms and that its operating results would not be materially adversely affected.

Credit Risk and Significant Customers

The Company’s accounts receivable related to its OTC business segment and its market data business segment subjects the Company to credit risk, as the Company does not require its customers to post collateral for bilateral trades or for market data services. The Company does not risk its own capital in transactions or extend credit to market participants in any commodities markets. The Company limits its risk of loss by allowing trading access to the Platform to companies that qualify as eligible commercial entities, as defined in the CEA, and by terminating access to the Platform by entities with delinquent accounts.

The launch and growth of cleared OTC products also limits the Company’s risk of loss in its OTC business as the LCH.Clearnet collects cleared transaction fees on the date the transactions occur and transfers these fees to the Company on a monthly basis. The LCH.Clearnet serves as the central counterparty to all trades executed by its members. During the year ended December 31, 2007, 81.4% of the OTC business segment commission fee revenues were from cleared trades. The futures businesses have minimal credit risk as all of their transaction revenues are cleared through the LCH.Clearnet, ICE Clear U.S. or ICE Clear Canada.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

There were no accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2007 or December 31, 2006. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2007, 2006 or 2005.

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

The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning on the adoption date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company’s consolidated financial statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expenses over the requisite service period in the Company’s consolidated financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expenses have been recognized in the Company’s consolidated statements of income for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Under SFAS No. 123(R), a Company is required to calculate its historical additional paid-in capital pool (“APIC Pool”). Prior to January 1, 2006, the Company had not deducted in its tax returns any compensation related to the share-based awards. Accordingly, the Company has no tax benefits available to credit toward its historical APIC Pool calculation. As of January 1, 2006, the APIC Pool of the Company was zero. During the years ended December 31, 2007 and 2006, excess tax benefits of $61.1 million and $43.3 million, respectively, were recognized as an increase to the additional paid-in capital balance. Of that amount, $60.8 million and $41.0 million for the years ended December 31, 2007 and 2006, respectively, were qualifying excess tax benefits that increased the APIC Pool eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. In accordance with SFAS No. 123(R), the $60.8 million and $41.0 million is reported as a financing cash flow in the accompanying consolidated statement of cash flows for the years ended December 31, 2007 and 2006, respectively.

Regarding the ordering of tax benefits to determine whether an excess tax benefit was realized, as well as to measure that excess tax benefit, the Company follows applicable tax laws and ignores indirect effects of the excess tax benefit.

No unearned compensation is included in stockholders’ equity under SFAS No. 123(R) for stock options and restricted stock awards granted. Rather, such stock options and restricted stock awards and units are included in stockholders’ equity under SFAS No. 123(R) when services required from employees and directors

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

in exchange for the awards are rendered and expensed. Upon the adoption of SFAS No. 123(R) on January 1, 2006, the Company reversed the December 31, 2005 deferred stock compensation balance of $6.9 million by a charge to additional paid-in capital.

Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statement of income for the year ended December 31, 2007 was $23.6 million and $7.4 million, respectively, and was $8.8 million and $2.8 million, respectively, for the year ended December 31, 2006. The amount expensed for the years ended December 31, 2007 and 2006 is net of $1.8 million and $664,000, respectively, of stock-based compensation that was capitalized as software development costs. Employee and director stock-based compensation expenses and the related income tax benefit recognized on the restricted stock in the accompanying consolidated statement of income was $1.7 million and $631,000 respectively, for the year ended December 31, 2005.

Prior to the adoption of SFAS No 123(R), the Company had adopted the disclosure-only provisions under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transaction and Disclosure. Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123 for its stock options granted prior to the adoption of SFAS No. 123(R), pro forma net loss available to common shareholders and loss per common share for the year ended December 31, 2005 would be as follows:

Year Ended
December 31,
2005
(In thousands, except
per share amounts)

Net loss available to common shareholders, as reported	$(20,909)
Add: Stock-based compensation expense included in reported net loss, net of tax	1,358
Deduct: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(7,218)

Net loss available to common shareholders, pro forma	$(26,769)

Loss per common share:
Basic — as reported	$(0.39)

Diluted — as reported	$(0.39)

Basic — pro forma	$(0.50)

Diluted — pro forma	$(0.50)

The Company will continue to use the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, if one was to exist.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Common Share

Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive (Note 22).

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (Note 11).

Fair Value of Financial Instruments

SFAS No. 107, Disclosure about the Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated balance sheets. The Company’s financial instruments include cash and cash equivalents, restricted cash, short-term investments, customer accounts receivable, margin deposits and guaranty funds, cost method investments, short-term and long-term debt and other short-term assets and liabilities. Based on the short-term nature of these financial instruments or their market rates, the estimated fair values of the Company’s financial instruments approximate their carrying values as of December 31, 2007 and 2006.

We carry our cost method investments at cost, or if a decline in the value of the investment is deemed to be other than temporary, at fair value. Estimates of fair value are generally based on discounted cash flow analysis.

Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses

In accordance with SFAS No. 52, Foreign Currency Translation, the functional currency of the Company’s U.K. subsidiaries had historically been U.K. pounds sterling. The Company translated the assets and liabilities of its U.K. subsidiaries into U.S. dollars using period-end exchange rates and the revenues and expenses of these entities were translated using the average exchange rates for the reporting period. Translation adjustments were recorded in accumulated other comprehensive income, a separate component of shareholders’ equity in the accompanying consolidated balance sheets and in the consolidated statements of comprehensive income.

Effective July 1, 2006, the functional currency of the majority of the Company’s U.K. subsidiaries, including ICE Futures Europe, became the U.S. dollar. SFAS No. 52 states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with the Company, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency changed based on various economic factors and circumstances, including the fact that during the second quarter of 2006, ICE Futures Europe began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. The Company no longer recognizes any translation adjustments in the accompanying consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In connection with the Company’s acquisition of ICE Futures Canada in August 2007 (Note 3), the Company now has foreign currency translation risk equal to its net investment in certain Canadian subsidiaries. The revenues, expenses and financial results of these Canadian subsidiaries are denominated in Canadian dollars, which is the functional currency of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity.

The Company has foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through its foreign operations which are received in or paid in pounds sterling due to the increase or decrease in the period-end foreign currency exchange rates between periods. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net gains (losses) of $842,000, ($288,000) and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Marketing and Promotional Fees

Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $4.1 million, $1.8 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a charge of $83,000 in its January 1, 2007 retained earnings balance.

In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective for the Company beginning in fiscal year 2008. The Company is currently evaluating the impact of the pending adoption of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for the Company beginning in fiscal year 2008. The Company does not expect that it will elect the fair value option under SFAS No. 159, and does not expect SFAS No. 159 to have a material impact on the Company’s consolidated financial statements.

3.	Acquisitions

The Company completed its acquisition of ICE Futures U.S. on January 12, 2007 (the “Acquisition Date”). In the acquisition, each outstanding ICE Futures U.S. membership interest was converted into, at the election of each ICE Futures U.S. member, either (i) cash equal to $1,074,719, (ii) 17,025 shares of the Company’s common stock or (iii) a combination of cash consideration and stock consideration, in each case subject to proration in accordance with the merger agreement (the “merger consideration”). In addition, each

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

outstanding ICE Futures U.S. membership interest was converted into the right to receive a pro rata share of any “bonus pool” amounts not paid to ICE Futures U.S. officers and governors and a pro rata share of ICE Futures U.S.’s excess working capital as of the Acquisition Date. The Company determined that ICE Futures U.S.’s excess working capital as of the Acquisition Date was $2.1 million and this amount was paid in cash to the ICE Futures U.S. members that received the merger consideration. Under terms of the merger agreement, the maximum amount of cash payable by the Company as merger consideration, excluding the excess working capital and including any cash payable in respect of the bonus pool, was $400 million. In accordance with the merger agreement, the Company paid the remainder of the merger consideration, excluding the excess working capital and the cash portion of the bonus pool, in shares of the Company’s common stock.

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

Cash paid to ICE Futures U.S. members	$400,000
Fair value of the Company’s common stock issued	706,663
Excess working capital	2,109
Transaction costs	14,670

Total purchase price	$1,123,442

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

Purchase Price Allocation for ICE Futures U.S. Acquisition

Under purchase accounting, the total purchase price was allocated to ICE Futures U.S.’s net tangible and identifiable intangible assets based on the estimated fair values of these assets as of January 12, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation is as follows (in thousands):

Cash and cash equivalents and short-term investments	$39,945
Margin deposits and guaranty funds	784,385
Other current assets	14,993
Property and equipment	16,149
Goodwill	890,466
Identifiable intangible assets	327,500
Other noncurrent assets	24,587
Accounts payable and other accrued liabilities	(37,985)
Accrued restructuring costs	(14,366)
Margin deposits and guaranty funds	(784,385)
Deferred tax liabilities	(113,930)
Other long-term liabilities	(11,741)
Unearned government grant	(12,176)

Total purchase price allocation	$1,123,442

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The accounts payable and accrued liabilities amount above includes $17.4 million related to investment banking services performed for ICE Futures U.S. in connection with the acquisition, which was paid subsequent to the Acquisition Date. This amount has been included as a component of cash paid for acquisitions, net of cash acquired, in the accompanying consolidated statement of cash flows for the year ended December 31, 2007. The entire goodwill amount above will be included in the OTC business segment for purposes of segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, because this is consistent with how it is reported internally to the Company’s chief operating decision maker. Of the ICE Futures U.S. goodwill balance above, $443.5 million was allocated to the OTC reporting unit, $266.1 million was allocated to the ICE Futures Europe reporting unit, $19.7 million was allocated to the market data reporting unit and the remaining $161.2 million was allocated to the ICE Futures U.S. reporting unit for purposes of impairment testing as required by SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill from the ICE Futures U.S. acquisition was allocated based on the portion of the synergy, costs savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition.

Identifiable Intangible Assets for ICE Futures U.S. Acquisition

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of ICE Futures U.S.’s business. The estimate of the fair value of intangible assets is based, in part, on a valuation using an income approach, market approach or a cost approach, as appropriate. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of equity and ranged from 13.0% to 14.8%. These discount rates were determined after consideration of the Company’s rate of return on debt and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition as of December 31, 2007 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life

Agriculture and soft commodity trading products	$195,200	$—	$195,200	Indefinite
Financial trading products	14,400	389	14,011	20 years
Customer relationships	29,700	1,857	27,843	17-20 years
Technology	7,900	2,546	5,354	3 years
Non-compete agreements	12,000	3,400	8,600	2-5 years
DCM/DCO designation	68,300	—	68,300	Indefinite

Total	$327,500	$8,192	$319,308

The agriculture and soft commodity trading products identifiable intangible asset relates to the core trading product rights and privileges relating to the agriculture and soft commodity trading products. An indefinite life was used for the agriculture and soft commodity trading products as these products have traded for many years at ICE Futures U.S., ICE Futures U.S. is allowed to trade these products without requiring a license from any third party and authorizations by the CFTC to trade these products are perpetual. The financial trading products have been assigned a 20 year useful life as they do not have a long trading history, are not unique to ICE Futures U.S. and in some cases are dependent on licenses with third parties. Customer relationships represent the underlying relationships with ICE Futures U.S.’s existing customers. Technology represents both internally and externally developed software related to clearing operations, back office, eCOPS, floor operations and general operations. Non-compete agreements represent the estimated fair value of agreements with ICE Futures U.S.’s former management team. DCM/DCO designation represents Designated Contract Market (“DCM”) and Derivatives Clearing Organization (“DCO”) designations available from the

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

CFTC under the CEA when certain standards are met. The customer relationships intangible asset and the financial trading products intangible asset are being amortized using an accelerated method and the other finite-lived intangible assets are being amortized using the straight-line method.

Accrued Restructuring Costs for ICE Futures U.S. Acquisition

As a part of the acquisition of ICE Futures U.S., the Company formed a plan to restructure the ICE Futures U.S. duplicative employee functions to align them with the Company’s existing business functions and to streamline ICE Futures U.S.’s operations. Consequently, the Company included an accrual for severance benefit costs of $14.4 million in the purchase price allocation to account for the planned reduction in workforce. The original amount of the liability was $11.0 million and it was increased to $14.4 million as of December 31, 2007. The Company has completed its assessment of which employees of ICE Futures U.S. would be involuntarily terminated and increased the reserve by $3.3 million based on this finalized plan. This amount and the related payments are documented in the following table (in thousands):

Reserve balance, January 12, 2007	$11,040
Increase in reserve	3,326
Cost applied against the reserve	(11,761)

Reserve balance, December 31, 2007	$2,605

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

This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of ICE Futures U.S.’s tangible assets and identifiable intangible assets resulting from the transaction and interest expense related to the debt issued to complete the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and ICE Futures U.S. for the year ended December 31, 2006 (in thousands, except per share data).

Year Ended
December 31,
2006

Revenues	$409,568
Net Income	$139,817
Earnings per common share — Basic	$2.09
Earnings per common share — Diluted	$2.00

Other Acquisitions

On February 28, 2007, the Company acquired all the assets of Commoditrack, Inc. for a combination of cash and the Company’s common stock. The acquisition enables the Company to provide its customers a real-time risk management program as well as the ability to download trades and access profit and loss detail on

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the Platform. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the OTC business segment from the date of acquisition.

On July 9, 2007, the Company acquired certain assets of ChemConnect Inc. for cash. ChemConnect is an electronic marketplace for the trading of OTC natural gas liquids and chemical products, including propane, ethane, ethylene, propylene and benzene. On the closing date of the acquisition, the Company transitioned the trading of these products to the Company’s Platform. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the OTC business segment from the date of acquisition.

On August 27, 2007, the Company acquired 100% of ICE Futures Canada and its clearing house, ICE Clear Canada, Inc. (formerly known as the Winnipeg Commodity Exchange, Inc. and the WCE Clearing Corporation, respectively), for cash. ICE Futures Canada is the leading agricultural futures exchange in Canada and it offers futures and options contracts on canola, domestic feed wheat and western barley. In connection with the acquisition, the Company transitioned the trading of the ICE Futures Canada products to the Company’s Platform in December 2007. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the futures business segment from the date of acquisition.

On October 1, 2007, the Company acquired certain assets of Chatham Energy Partners, LLC (“Chatham”) for cash. Chatham is a leading OTC brokerage firm that specializes in structuring and facilitating transactions in the natural gas markets for energy options. Chatham supports the execution of the Company’s strategic plans to develop the leading electronic marketplace for the execution of OTC energy options. The acquisition has been accounted for as a purchase business combination. The financial results of Chatham have been included in the OTC business segment from the date of acquisition.

The aggregate cost of these other acquisitions was $90.5 million, which was paid in cash. Under purchase accounting, the total purchase price was allocated to net tangible and identifiable intangible assets based on preliminary estimated fair values of these assets. The purchase price allocations for these other acquisitions are preliminary and are subject to change during the allocation period. The primary area of purchase price allocation that is not yet finalized relates to identified intangible assets.

The Company will make additional payments in cash or stock contingent upon the achievement of certain revenue targets by certain of the acquisition companies or contingent upon the acquisition companies meeting certain other criteria. The maximum annual contingent payments to be made are $14.0 million, $16.2 million and $19.2 million in 2008, 2009 and 2010, respectively.

4.	Restricted Cash

As a Recognized Investment Exchange, the FSA requires ICE Futures Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2007 and 2006, this amount was equal to $13.1 million and $12.4 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.

The Company owns 100% of ICE Markets Limited. ICE Markets Limited, which is based in London, supports trading of European energy commodities, performs helpdesk functions and is authorized by the FSA to act as an arranger of deals in investments. The FSA requires ICE Markets Limited to maintain a minimum level of financial resources, which is calculated annually on the basis of 25% of the relevant annual expenditures, adjusted for any illiquid assets. As of December 31, 2007 and 2006, the resource requirement was equal to $2.7 million and $2.5 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In August 2006, the Company entered into an agreement with a third party to sell its former open-outcry disaster recovery site in London. Prior to the closure of the Company’s open-outcry floor in London during April 2005, the building on this site was used as a backup open-outcry trading facility. In August 2006, in connection with the sale, the Company received a non-refundable deposit of $1.3 million. The deposit was recorded as deferred revenue and restricted cash in the accompanying consolidated balance sheet as of December 31, 2006. As of December 31, 2006, the net book value of the land, which was included in the futures business segment, was $3.7 million and was classified as an asset held for sale. The sale was completed in February 2007 at which time final payment was received and a net gain on disposal of an asset of $9.3 million was recognized as other income in the accompanying consolidated statement of income for the year ended December 31, 2007.

5.	Short-Term and Long-Term Investments

Short-term and long-term investments consist of available-for-sale securities. The cost of securities sold is based on the specific identification method. As of December 31, 2007, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Government securities	$418	$—	$1	$417
Corporate bonds	28,757	106	46	28,817
Municipal bonds	111,721	—	—	111,721

Total	$140,896	$106	$47	$140,955

As of December 31, 2006, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Municipal bonds	$77,356	$—	$2	$77,354

The contractual maturities of these investments as of December 31, 2007, were as follows (in thousands):

Estimated
Fair
Value

Maturities:
Due within 1 year	$17,252
Due within 1 year to 5 years	12,809
Due within 5 years to 10 years	—
Due after 10 years	110,894

Total	$140,955

As of December 31, 2007 and 2006, the Company had $141.0 million and $77.4 million, respectively, in short-term investments. Investments that the Company intends to hold for less than one year are classified as short-term investments in the accompanying consolidated balance sheets.

Proceeds from sales of available-for-sale investments, including the restricted short-term investments, were $272.8 million, $346.1 million and $58.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Purchases of available-for-sale investments, including the restricted short-term investments, were $332.4 million, $309.2 million and $166.6 million for the years ended December 31, 2007, 2006 and

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2005, respectively. Net realized gains on the available-for-sale investments, including the restricted short-term investments, were $171,000, $882,000 and $770,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and have been classified as interest and investment income in the accompanying consolidated statements of income.

6.	Cost Method Investments

In December 2006, the Company acquired an 8% equity stake in the National Commodity and Derivatives Exchange, Ltd (“NCDEX”), a derivatives exchange located in Mumbai, India, for $36.3 million. The Company may be required to sell 3% of its 8% NCDEX stake as a result of recent Indian regulatory limitations on foreign investments in Indian Exchanges. The Company currently believes there will be sufficient demand for its shares such that it will at least recover its carrying value if it is required to sell the 3% stake. In addition, the Company has a 1.1% equity share investment in LCH.Clearnet, a third party clearing house that currently clears the Company’s OTC and energy futures contracts. The Company uses the cost method to account for these investments as the Company does not control and does not have the ability to exercise significant influence over the investment companies operating and financial policies.

7.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2007 and 2006:

	December 31,		Depreciation
	2007	2006	Period
	(In thousands)		(In years)

Computer and network equipment	$46,393	$25,786	3
Software and internally developed software	70,336	52,629	3
Office furniture and equipment	11,707	4,168	5
Leasehold improvements	14,492	2,906	7

	142,928	85,489
Less accumulated depreciation and amortization	(79,404)	(59,209)

Property and equipment, net	$63,524	$26,280

For the years ended December 31, 2007, 2006 and 2005, amortization of software and internally developed software was $8.1 million, $6.1 million and $7.1 million, respectively, and depreciation of all other property and equipment was $15.1 million, $4.7 million and $4.7 million, respectively. The unamortized software and internally developed software balances were $21.5 million and $12.4 million as of December 31, 2007 and 2006, respectively.

8.	Goodwill and Other Intangible Assets

Goodwill consisted of the following as of December 31, 2007 and 2006 (in thousands):

Goodwill balance at January 1, 2006	$73,967
Other activity	5,608

Goodwill balance at December 31, 2006	79,575
Acquisition of ICE Futures U.S.	890,466
Other acquisitions	37,801
Other activity	1,845

Goodwill balance at December 31, 2007	$1,009,687

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company completed the ICE Futures U.S. acquisition during the year ended December 31, 2007, which resulted in goodwill of $890.5 million (Note 3). The Company also completed the acquisitions of Commoditrack, ChemConnect, ICE Futures Canada and Chatham during the year ended December 31, 2007 (Note 3), which resulted in additional goodwill of $37.8 million. The total amount of goodwill expected to be deductible for tax purposes is $10.1 million. The other activity in the goodwill balance relates to foreign currency translation adjustments. The Company did not recognize any amortization expense or impairment losses on goodwill during the years ended December 31, 2007, 2006 and 2005.

Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2007 and 2006:

	December 31,
	2007	2006	Useful Life
	(In thousands)		(In years)

Customer relationships	$62,709	$5,769	4 to 20
Russell licensing rights	149,796	—	7
Trading products with finite lives	14,400	—	20
Non-compete agreements	15,502	—	2 to 5
Technology	9,383	—	3
Other	665	665	5

	252,455	6,434
Less accumulated amortization	(15,754)	(6,267)

Total finite-lived intangible assets, net	236,701	167

Trading products with indefinite-lives	216,858	—
DCM/DCO designation for ICE Futures U.S.	68,300	—
Other	15,863	1,384

Total other indefinite-lived intangible assets	301,021	1,384

Total other intangible assets, net	$537,722	$1,551

See note 3 for a discussion of the $327.5 million in other intangible assets relating to the ICE Futures U.S. acquisition and Note 16 for a discussion of the $149.8 million in Russell licensing rights. The remaining $68.4 million in other intangibles assets increase during the year ended December 31, 2007 relate to the other acquisitions completed in 2007.

For the years ended December 31, 2007, 2006 and 2005, amortization of other intangible assets was $9.5 million, $648,000 and $1.3 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 9.6 years. The Company expects future amortization expense from other intangible assets as of December 31, 2007 to be as follows (in thousands):

2008	$25,734
2009	36,123
2010	32,294
2011	31,858
2012	30,461
Thereafter	80,231

$236,701

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9.	Credit Facility

The Company financed the cash portion of the ICE Futures U.S. acquisition with cash on hand and borrowings under a senior unsecured credit facility (the “Credit Agreement”) dated January 12, 2007, as amended on August 24, 2007, that the Company entered into with Wachovia Bank, National Association (“Wachovia”), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. In connection with the Credit Agreement, the Company terminated its previous $50.0 million credit facility with Wachovia, under which no borrowings were outstanding. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). In connection with the acquisition, the Company used the proceeds of the $250.0 million term loan along with $166.8 million of cash on hand to finance the $416.8 million cash component of the ICE Futures U.S. acquisition. Under the terms of the Credit Agreement, the Company may borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time from the closing date of the Credit Agreement through the third anniversary of the closing date of the merger with ICE Futures U.S., which is January 12, 2010. The Company has agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S., ICE Futures U.S.’s clearing organization, to provide liquidity in the event of default by a clearing participant. The remaining amount under the revolving credit facility can be used by the Company for general corporate purposes.

Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As December 31, 2007, the Company has a $221.9 million three-month LIBOR loan outstanding with a stated interest rate of 5.46%, including the applicable margin rate at December 31, 2007 of 0.625% on the LIBOR loan. For the borrowings under the term loan facility, the Company began making payments on June 30, 2007, and will make payments quarterly thereafter until the fifth anniversary of the closing date of the merger with ICE Futures U.S., which will be January 12, 2012. Aggregate principal maturities on this note over each of the next five years are $37.5 million, $46.9 million, $50.0 million, $68.8 million and $18.7 million in 2008, 2009, 2010, 2011 and 2012, respectively. The Credit Agreement includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.125% at December 31, 2007.

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

ICE Clear Canada has arranged a total of $3.0 million in a revolving standby credit facility with the Royal Bank of Canada to provide liquidity in the event of default by a clearing member. Borrowings under the revolving standby credit facility, which are required to be collateralized, bear interest based on the prime rate

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

plus 0.75%. There are no borrowings outstanding under this facility, and ICE Clear Canada is currently in compliance with all applicable covenants.

On November 17, 2004, the Company entered into a $25.0 million revolving credit agreement (the “Facility”) with Wachovia. The Facility was amended on October 18, 2005 to increase the amount up to $50.0 million. Under the terms of the Facility, the Company could borrow an aggregate principal amount of up to the maximum available under the Facility at any time from the closing date of the Facility through the termination date of the Facility. The Facility was scheduled to terminate on November 17, 2007. The Company borrowed $25.0 million under the Facility on November 23, 2004. These funds were used for a portion of the $67.5 million redemption of the Company’s Class B redeemable common stock that occurred in November 2004 (Note 11). The Company repaid $12.0 million in January 2005 with excess cash and the remaining $13.0 million in November 2005, using a portion of the proceeds from the Company’s November 2005 initial public offering of common stock. In connection with the closing of the acquisition of ICE Futures U.S., on January 12, 2007, the Company terminated the $50.0 million Facility, under which no borrowings were outstanding.

10.	Redeemable Stock Put

Continental Power Exchange, Inc. is the Company’s predecessor company and was owned by the chief executive officer of the Company. The Company had a put agreement (the “Redeemable Stock Put”) with Continental Power Exchange, Inc. under which, in certain circumstances, Continental Power Exchange, Inc. had the right to require the Company to purchase a portion of the Company’s common stock held by Continental Power Exchange, Inc. for an amount equal to the greater of fair market value at the date the put was exercised, or $5.0 million. Continental Power Exchange, Inc. had the right to exercise the put option upon the termination, retirement, death or disability of the chief executive officer, exercisable at any time within six months of such an event.

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

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

11.	Shareholders’ Equity

Common Stock

On March 21, 2005, the board of directors approved a plan of recapitalization that amended and restated the Company’s Certificate of Incorporation effective immediately prior to the closing of the November 2005 initial public offering of the Company’s common stock. The plan of recapitalization and the amendment and restatement of the Company’s Certificate of Incorporation were approved by the Company’s shareholders. The plan of recapitalization: (i) authorized a reverse stock split of the Company’s outstanding common stock at a ratio of 1 for 4; (ii) authorized the creation of a new class of common stock and a new class of preferred stock; and (iii) authorized the Company’s board of directors to grant holders of its Class A, Series 1 and Class A, Series 2 common shares the right to convert these shares into shares of new common stock on a 1-for-1 basis at the holder’s option, subject to such conditions as the Company’s board of directors may deem appropriate. As of December 31, 2006, all Class A, Series 1 and Class A, Series 2 common shares have been converted into the new class of common stock.

Stock Option Plans

The Company has adopted the IntercontinentalExchange, Inc. 2000 Stock Option Plan (the “2000 Stock Option Plan”). As of December 31, 2007, there are 5,250,000 shares of common stock reserved for issuance under the 2000 Stock Option Plan, of which 186,608 shares are available for future issuance as of December 31, 2007. The Company has also adopted the IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”). The 2005 Equity Incentive Plan allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. As of December 31, 2007, there are 2,125,000 shares reserved for issuance under the 2005 Equity Incentive Plan, of which 1,321,460 shares are available for future issuance as of December 31, 2007.

Stock options are granted at the discretion of the compensation committee of the board of directors. The Company may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest from three to four years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but generally expire 14 days after termination of employment. The following is a summary of options for the years ended December 31, 2007, 2006 and 2005:

		Weighted Average
	Number of	Exercise Price per
	Options	Option

Outstanding at January 1, 2005	4,874,073	$8.48
Granted	509,950	18.01
Exercised	(145,340)	5.96
Forfeited	(451,265)	9.15

Outstanding at December 31, 2005	4,787,418	9.51
Granted	170,654	100.38
Exercised	(2,510,481)	8.80
Forfeited	(142,683)	8.49

Outstanding at December 31, 2006	2,304,908	17.05
Granted	108,126	180.63
Exercised	(1,043,734)	9.51
Forfeited	(10,213)	10.79

Outstanding at December 31, 2007	1,359,087	35.91

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Details of stock options outstanding as of December 31, 2007 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of Options	Exercise Price	Contractual Life	Value
			(Years)	(In thousands)

Vested or expected to vest	1,311,920	$32.57	7.07	$209,821
Exercisable	936,690	$15.59	6.58	$165,707

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $143.6 million, $157.7 million and $1.1 million, respectively. As of December 31, 2007, there were $15.3 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.4 years as the stock options vest. During the years ended December 31, 2007 and 2006, the total fair value of options vested was $119.4 million and $60.3 million.

Details of options outstanding as of December 31, 2007 are as follows:

		Weighted Average
	Options	Remaining	Options
Exercise Price	Outstanding	Contractual Life	Exercisable
		(Years)

$ 4.20 - 7.04	22,953	3.1	22,953
8.00 - 12.00	916,214	6.5	785,841
26.00 - 35.08	144,140	8.0	73,078
81.25 - 104.23	167,654	9.0	54,818
115.72 - 138.80	11,049	9.3	—
156.78 - 160.58	7,992	9.2	—
170.25 - 189.43	89,085	10.0	—

Total	1,359,087		936,690

Of the options outstanding at December 31, 2007, 936,690 were exercisable at a weighted-average exercise price of $15.59. Of the options outstanding at December 31, 2006, 1,346,834 were exercisable at a weighted-average exercise price of $9.17. Of the options outstanding at December 31, 2005, 2,425,705 were exercisable at a weighted-average exercise price of $8.77.

All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. Prior to the Company’s initial public offering of common stock in November 2005, this determination was made by the Company’s compensation committee, primarily based on annual valuations performed by an independent third party. The fair value of the stock options on the date of the grant is recognized as expense ratably over the vesting period, net of estimated forfeitures.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards, both under SFAS 123(R) for the years ended December 31, 2007 and 2006 and for pro forma purposes under SFAS No. 123 for the year ended December 31, 2005. Pro forma information regarding net income and earnings per share, as presented in Note 2 for the year ended December 31, 2005 is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its employee stock options under the fair value method of SFAS No. 123 as of its effective date. The Company has used the

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Black-Scholes option pricing model weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Year Ended December 31,
Assumptions	2007	2006	2005

Risk-free interest rate	3.8%	4.6%	4.0%
Expected life in years	6	6	5
Expected volatility	49%	49%	43%
Expected dividend yield	0%	0%	0%
Estimated weighted-average fair value of options granted per share	$92.58	$53.06	$7.36

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of the Company’s stock as well as stock of certain of the Company’s peers within its industry group.

Restricted Stock Plans

The Company granted a maximum of 398,013, 407,661 and 63,750 time- and performance-based restricted stock units under the 2005 Equity Incentive Plan during the years ended December 31, 2007, 2006 and 2005, respectively, including 85,460, 141,111 and 63,750 time-based restricted stock units in 2007, 2006 and 2005, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of the grant is recognized as expense ratably over the vesting period, net of forfeitures. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

As of December 31, 2007, there are 1,475,000 shares of common stock reserved for issuance under IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (the “Restricted Plan”). Under the Restricted Plan, the compensation committee reserved a number of the Company’s common stock treasury shares sufficient to cover the current obligations under the Restricted Plan for issuance to the employees and board of directors of the Company. As of December 31, 2007, 1,446,674 restricted shares under the Restricted Plan were subject to outstanding awards of restricted stock units made to senior officers of the Company and members of the board of directors. Of these shares, 800,212 were granted in 2004 as time-based restricted shares and vest based on a four-year vesting schedule. As of December 31, 2007, 531,178 of the time-based restricted treasury shares under the Restricted Plan have been issued.

During the year ended December 31, 2005, deferred stock compensation of $2.5 million was recorded on the restricted stock grants issued during the year based on the fair value of the shares on the date of grant and was being amortized over four years. The unamortized balance of deferred stock compensation on the restricted stock was included as a separate component of shareholders’ equity. The unamortized deferred stock compensation balance was reversed by a charge to additional paid-in capital upon adoption of SFAS No. 123(R) on January 1, 2006.

Under SFAS No. 123(R), the Company recognizes compensation costs, net of forfeitures, over the vesting period for awards with performance conditions only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining vesting period. The Company’s compensation committee, pursuant to the terms

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of the 2005 Equity Incentive Plan and the authority delegated to it by the Company’s board of directors, can make equitable adjustments to the performance condition in recognition of unusual or non-recurring events.

Under the 2005 Equity Incentive Plan, 61,983 to 309,913 restricted shares have been reserved for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are also subject to a market condition that may reduce the number of shares that are issued if the 2008 Company total shareholder return falls below that of the S&P 500 Index. The reduction in the number of shares that could be issued if total shareholder return is below the return of the S&P 500 Index will be either a 10% or 20% reduction. These shares were granted in December 2007 and vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2008. The potential compensation expenses to be recognized under these performance-based restricted shares would be $10.0 million if the Threshold Performance Target is met and 61,983 shares vest, $20.0 million if the Target Performance Target is met and 123,965 shares vest, $34.9 million if the Above Target Performance Target is met and 216,939 shares vest, and $49.9 million if the Maximum Performance Target is met and 309,913 shares vest. Shares to be issued will be prorated on a straight-line basis between performance level targets. Under SFAS No. 123(R), the Company will recognize compensation costs, net of forfeitures, using an accelerated amortization method over the vesting period for awards with performance conditions only if it is probable that the condition will be satisfied. As of December 31, 2007, no compensation costs have been recorded in the accompanying consolidated financial statements related to these shares.

In 2006, the Company granted a maximum of 269,190 performance-based restricted shares for certain Company employees. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2007. The potential compensation expenses to be recognized under these performance-based restricted shares would be $4.8 million if the Threshold Performance Target is met and 53,824 shares vest, $9.6 million if the Target Performance Target is met and 107,683 shares vest, $16.7 million if the Above Target Performance Target is met and 188,420 shares vest, and $23.9 million if the Maximum Performance Target is met and 269,190 shares vest. Shares to be issued was prorated on a straight-line basis between performance level targets. During the three months ended March 31, 2007, the Company determined that it was probable that the Target Performance Target would be met and the Company recorded a cumulative catch-up adjustment of $787,000 in non-cash compensation expenses. During the three months ended September 30, 2007, the Company determined that it was probable that a performance target level between the Target Performance Target and the Above Target Performance Target would be met and the Company recorded a cumulative catch-up adjustment of $944,000 in non-cash compensation expenses. An additional $6.5 million cumulative catch-up adjustment was recorded during the three months ended December 31, 2007 to reflect actual 2007 performance. The Company uses an accelerated attribution method to record compensation costs related to this award. Total 2007 non-cash compensation expenses related to this award were $11.2 million. The remaining $7.1 million in non-cash compensation expenses will be expensed over the remaining two year vesting period.

In September 2004, the Company granted 625,212 performance-based restricted shares for the Company’s senior officers under the Restricted Plan. These shares vest based on Company financial performance relative to three-year cumulative performance targets set by the Company’s Compensation Committee for the period from January 1, 2005 to December 31, 2007. The potential compensation expenses to be recognized under the performance-based restricted shares would be $1.4 million if the Minimum Performance Target is met and 208,404 restricted shares vest, $2.8 million if the Target Performance Target is met and 416,807 restricted shares vest or $4.2 million if the Maximum Performance Target is met and 625,212 restricted shares vest. During the three months ended March 31, 2006, the Company determined that it was probable that the Target Performance Target would be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $1.2 million. During the three months ended June 30, 2006, the Company determined that it was probable that the Maximum Performance Target would be met and the Company recorded a cumulative catch-up adjustment to non-cash compensation expenses of $943,000. The remaining $2.1 million in non-cash

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

compensation expenses under the Maximum Performance Target were expensed ratably over the remaining requisite service period from June 30, 2006 through December 31, 2007. The Company met the Maximum Performance Target for the period from January 1, 2005 to December 31, 2007 and the company issued the 625,212 shares in January 2008 following the completion of the performance period.

The Company has adopted the IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors (the “Director Plan”). Directors can elect to receive up to 100% of their board compensation in restricted stock or restricted stock units. The restricted stock generally vests over a three-year period. As of December 31, 2007, there are 250,000 shares of common stock reserved for issuance under the Director Plan. Under the Director Plan, the compensation committee reserved a number of the Company’s common stock treasury shares sufficient to cover the current obligations under the Director Plan for issuance to the board of directors in lieu of fees otherwise payable in cash. During the years ended December 31, 2007, 2006 and 2005, 947, 5,043 and 16,799 shares, respectively, of restricted stock and restricted stock units were granted to members of the board of directors under the Director Plan.

Restricted shares are used as an incentive to attract and retain qualified senior officers and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. The restricted plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if employment is terminated or if the individual resigns for “good reason” within 12 months after the effective date of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2007, 2006 and 2005:

	Number of	Weighted Average
	Restricted	Grant-Date Fair
	Stock Shares	Value per Share

Nonvested at January 1, 2005	1,430,183	$7.80
Granted	101,799	27.86
Vested	(260,508)	(8.36)

Nonvested at December 31, 2005	1,271,474	9.01
Granted	349,521	89.29
Vested	(213,391)	(9.78)
Forfeited	(68,535)	(8.31)

Nonvested at December 31, 2006	1,339,069	29.87
Granted	398,334	182.66
Vested	(268,998)	(21.91)
Forfeited	(32,276)	(38.09)

Nonvested at December 31, 2007	1,436,129	73.56

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of December 31, 2007, there were $23.5 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.2 years as the restricted stock vests. During the years ended December 31, 2007 and 2006, the total fair value of restricted stock vested under all restricted stock plans was $41.0 million and $14.5 million, respectively.

Treasury Stock

During the years ended December 31, 2007 and 2006, the Company received 180,601 and 68,654 shares, respectively, of common stock from certain employees of the Company related to tax withholdings made by the Company on the employee’s behalf. The Company recorded the receipt of the shares as treasury stock. The

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company also issued 404,740 and 135,370 shares of treasury stock during the years ended December 31, 2007 and 2006, respectively, under the Director Plan and the Restricted Plan. During the year ended December 31, 2005, the Company’s compensation committee reserved 21,250 treasury shares for potential issuance under the Restricted Plan. During the years ended December 31, 2007, 2006 and 2005, the Company’s compensation committee reserved 947, 5,043 and 16,799 treasury shares, respectively, for potential issuance under the Director Plan. Treasury stock activity is presented in the accompanying consolidated statements of changes in shareholders’ equity.

12.	Income Taxes

For the years ended December 31, 2007, 2006 and 2005, income before income taxes from domestic operations was $192.3 million, $144.2 million and $27.3 million, respectively, and income before income taxes from foreign operations was $166.1 million, $68.3 million and $32.7 million, respectively. Details of the income tax provision in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current tax expense:
Domestic	$72,623	$44,576	$11,787
Foreign	48,144	30,359	10,464

	120,767	74,935	22,251

Deferred tax expense (benefit):
Domestic	(4,393)	(2,370)	(2,361)
Foreign	1,448	(3,290)	(305)

	(2,945)	(5,660)	(2,666)

Total tax expense	$117,822	$69,275	$19,585

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences between the carrying amount of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets (liabilities) as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Deferred and stock-based compensation	$7,478	$3,189
Accrued expenses	9,904	202
Tax credits	8,446	453
NOL carryforward	1,888	—
Other	3,398	161

Total	31,114	4,005
Valuation allowance	(2,718)	—

Total deferred tax assets, net of valuation allowance	28,396	4,005

Deferred tax liabilities:
Property and equipment	(6,772)	(34)
Acquired intangibles	(122,642)	—
Tax accrued on undistributed earnings of foreign subsidiaries	—	(3,369)
Other	(2,813)	(1,383)

Total deferred tax liabilities	(132,227)	(4,786)

Net deferred tax liabilities	(103,831)	(781)
Net current deferred tax assets (liabilities)	4,908	(908)

Net noncurrent deferred tax assets (liabilities)	$(108,739)	$127

As of December 31, 2007, the Company has excess foreign tax credits of $1.2 million for tax purposes which are expected to offset prior tax liabilities. As of December 31, 2007, the Company has net operating loss carryforwards of $13.0 million for state tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire in 2026. The Company recognized a valuation allowance for deferred tax assets of $2.7 million as of December 31, 2007. The valuation allowance is due to excess state tax credits that are available to offset future taxes.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended
	December 31,
	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	1.1	0.8
Tax credits	(2.2)	(0.2)	(2.7)
Jobs Act repatriation	—	—	(3.4)
Foreign tax rate differential	(2.3)	(3.2)	3.3
Other	0.4	(0.1)	(0.4)

Total provision for income taxes	32.9%	32.6%	32.6%

The effective tax rate for the year ended December 31, 2007 is lower than the federal statutory rate primarily due to a decrease in the amount of U.S. taxes accrued on foreign earnings, tax exempt interest income and tax credits, which are partially offset by state taxes and non-deductible expenses.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the U.S. totaled $209.5 million and $82.9 million as of December 31, 2007 and 2006. These earnings are not subject to U.S. income tax until they are distributed to the U.S. Historically, the Company has provided for deferred U.S. federal income taxes on these undistributed earnings in the accompanying consolidated statements of income as they were determined not to be indefinitely reinvested. However, during the year ended December 31, 2006, the Company determined in accordance with APB No. 23, Accounting for Income Taxes-Special Areas, that $51.0 million of the undistributed earnings are indefinitely reinvested, primarily related to the cost method investment made during the fourth quarter of 2006 (Note 6). Also during the three months ended March 31, 2007, the Company determined that $31.2 million of the undistributed earnings will be indefinitely reinvested, primarily relating to the cash required to establish and to fund the new European clearing house that the Company will operate beginning in the second half of 2008. The undistributed earnings that had been indefinitely reinvested total $82.3 million and $51.0 million as of March 31, 2007 and December 31, 2006, respectively. During the three months ended June 30, 2007, the Company further determined that all prior undistributed earnings of its foreign subsidiaries will be indefinitely reinvested. The Company made this determination on the basis of sufficient evidence that demonstrates that it will invest the undistributed earnings overseas indefinitely. Under APB Opinion No. 23, when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary on which income taxes have been accrued in the past will not be remitted in the foreseeable future, then the parent company should adjust income tax expense of the current period to reflect this change. The Company reduced tax expense by $3.6 million and $4.8 million for the years ended December 31, 2007 and 2006, respectively, to reflect the decision to indefinitely reinvest these prior undistributed earnings. Determination of the amount of unrecognized deferred U.S. income tax liability on the undistributed earnings of the Company’s foreign subsidiaries is not practicable.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Act”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings in 2004 or 2005, provided certain criteria are met. The deduction resulted in an approximate 5.25% federal tax rate on repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. In 2005, the Company completed its evaluation of the repatriation provision and repatriated $35.0 million of foreign earnings in accordance with the requirements of the Jobs Act. As a result, the Company recognized a tax benefit of $2.0 million, net of available foreign tax credits.

The Jobs Act tax benefit was offset by tax expense of $2.0 million recorded for the year ended December 31, 2005 related to an increase to the estimate of U.S. residual taxes due on the remaining undistributed earnings of the Company’s foreign subsidiaries. The impact of this $2.0 million increase in the U.S. residual taxes decreased earnings per share by $0.04 during the year ended December 31, 2005.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$13,173
Additions based on tax positions related to current year	2,570
Additions based on tax positions in prior years	1,659
Reductions based on tax positions related to current year	(3,365)
Reductions based on tax positions of prior years	(80)
Reductions resulting from statute of limitation lapses	(1,894)
Settlements	(100)

Balance at December 31, 2007	$11,963

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of the adoption date of FIN 48, the Company had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect the effective tax rate. The Company recorded a decrease to unrecognized tax benefits of $1.2 million as of December 31, 2007, of which approximately $2.4 million and $1.6 million increased income tax expense for the year and three months ended December 31, 2007, respectively. As of December 31, 2007, the Company had unrecognized tax benefits of $12.0 million, of which $4.6 million, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Interest expense related to the unrecognized tax benefits totaled $478,000 for the year ended December 31, 2007. Accrued interest and penalties were $1.5 million and $1.9 million as of January 1, 2007 and December 31, 2007, respectively.

The Company currently anticipates the amount of unrecognized tax benefits to decrease by $462,000 by December 31, 2008. The unrecognized tax benefit, related to research and development and investment tax credits claimed, nexus and the classification of income, would decrease due to the closing of the related statue of limitations of the jurisdiction where reported and the filing of tax returns. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.

13.	Related-Parties

Related-parties include principal owners of the Company and other parties that control or can significantly influence the management or operating policies of the Company. Principal owners include any party that owns more than 10% of the voting interest in or common stock of the Company. During the year ended December 31, 2005, the Company had two shareholders who held more than 10% of the common stock of the Company and are considered related-parties. In connection with the Company’s secondary offering of common stock on July 21, 2006, the voting interest of the two shareholders of the Company who previously held more than 10% of the common stock of the Company fell below the 10% threshold. Therefore, beginning on July 21, 2006, these two shareholders are no longer considered related-parties for disclosure purposes. The Company has classified all companies that had board of director participation as a related-party due to their significant influence over the Company. Revenues earned from related-parties of the Company totaled $1.7 million, $16.1 million and $17.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the Company had $777,000 and $448,000, respectively, in accounts receivable from related-parties.

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

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, the potential recapture amount had decreased to $10.5 million and is scheduled to decrease by $1.7 million at the end of each fiscal year going forward. The following is a schedule of future grant amortization as of December 31, 2007 of each year (in thousands):

Year ending December 31:
2008	$1,748
2009	1,748
2010	1,748
2011	1,748
Thereafter	3,493

Total	$10,485

15.	Clearing Organizations

ICE Clear U.S. (formerly known as the New York Clearing Corporation or NYCC), the clearing organization for ICE Futures U.S., performs the clearing and settlement of every futures and options on futures contract traded through ICE Futures U.S. ICE Clear Canada (formerly known as the WCE Clearing Corporation), the clearing organization for ICE Futures Canada, performs the clearing and settlement of every futures and options on futures contract traded through ICE Futures Canada. ICE Clear U.S. is a wholly-owned subsidiary of ICE Futures U.S. and ICE Clear Canada is a wholly-owned subsidiary of ICE Futures Canada (ICE Clear U.S. and ICE Clear Canada are referred to herein collectively as the “ICE Clearing Houses”). Each of the ICE Clearing Houses have equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. ICE Clear U.S. serves as the intermediary for any cleared futures contract or option until the first to occur of: (i) the liquidation of such futures contract or option by the holder through an offsetting trade, (ii) the exercise or assignment of any option (after which ICE Clear U.S. continues as intermediary for the futures contract issued pursuant to such exercise), (iii) final cash settlement of the futures contract, or (iv) issuance of a delivery notice by ICE Clear U.S. to the receiver with respect to a futures contract of a deliverer. ICE Clear Canada also performs as the intermediary for any cleared futures contract or option until the same events above occur with the exception of event (iii) since cash settlement is not an option at ICE Futures Canada. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, the ICE Clearing Houses bear counterparty credit risk in the event that future market movements create conditions that could lead to clearing members failing to meet their obligations to the clearing organization. The ICE Clearing Houses reduce their exposure through a risk management program that includes initial and ongoing financial standards for admission as a clearing member, original and variation margin requirements, mandatory deposits to a guaranty fund and the ability to assess clearing members.

Each of the ICE Clearing Houses require all clearing members to maintain on deposit with it cash, money market mutual fund shares, U.S. Government obligations (with respect to ICE Clear U.S.), Canadian Government obligations (with respect to ICE Clear Canada) or letters of credit to secure payment of variation margin as may become due from the clearing members, and such deposits in total are known as original margin. ICE Clear U.S. marks all outstanding futures contracts to market at least twice daily and pay and collect option premium daily. ICE Clear Canada marks all outstanding positions to market once per day. Clearing members that experience net losses from future and option positions at the end of the trading day are required to pay the relevant ICE Clearing House the amount of those net losses in cash by 9:00 am the following morning. Likewise, clearing members that experience net collects are paid those net profits by the relevant ICE Clearing House in cash. For the intra-day mark to market, ICE Clear U.S. clearing members are required to deposit all losses in excess of $100,000 within 60 minutes of notice and ICE Clear Canada clearing members are required to make any required payment exceeding $10,000 within 60 minutes of notice. Clearing members with collects greater than $250,000 will be paid those profits by the relevant ICE Clearing House in

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cash. The payments of profits and losses are known as variation margin. Generally, any significant overnight balance in the clearance account is invested in money market mutual funds.

Each of the ICE Clearing Houses require that each clearing member make deposits in a fund known as a guaranty or clearing fund (“Guaranty Fund”), that is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House as a result of the default of the clearing member. All income earned from investing clearing members’ cash deposits in the Guaranty Fund belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate its open positions and use its original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that amount in full, it may utilize the Guaranty Fund deposits of all clearing members for that purpose. In addition, the relevant ICE Clearing House may assess its clearing members to meet any remaining shortfall. As of December 31, 2007, margin cash deposits and Guaranty Fund cash deposits are as follows for ICE Clear U.S. and ICE Clear Canada (in thousands):

	ICE Clear U.S.	ICE Clear Canada	Total
	(In thousands)

Original margin	$774,593	$382	$774,975
Variation margin	7,895	6,554	14,449
Guaranty Fund	1,768	860	2,628

Total	$784,256	$7,796	$792,052

The Company has recorded these cash deposits in the accompanying consolidated balance sheet as current assets with offsetting current liabilities to the clearing members who deposited the funds. The majority of deposit balances are denominated in foreign currencies. Any foreign currency gains or losses on the assets are fully offset by foreign currency gains or losses on the offsetting liabilities. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S. and ICE Clear Canada are separate legal entities and are not subject to the liabilities of the other clearing house or the obligations of the members of the other clearing house. These cash deposits may fluctuate due to the investment choices available to clearing members and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time.

ICE Clear U.S. has credit risk for maintaining these cash deposits at various financial institutions. These deposits at times may be in excess of federally insured limits. ICE Clear U.S. monitors these deposits and mitigates credit risk by keeping such deposits in several financial institutions. At ICE Clear Canada, all cash deposits are held at the central clearing bank. The ICE Clearing Houses have not experienced losses related to these deposits.

In addition to the cash original margin, variation margin, and Guaranty Fund deposits made to the relevant ICE Clearing House, clearing members also pledge assets, including U.S. Government obligations, Canadian Government obligations, money market mutual funds and letters of credit, to the relevant ICE Clearing House to mitigate its credit risk. The U.S. Government obligations, Canadian Government obligations, money market mutual funds and letters of credit are held in safekeeping and any interest and gain or loss accrues to the clearing member. These pledged assets are not reflected in the accompanying consolidated balance sheet as of December 31, 2007 as the ICE Clearing Houses do not take legal ownership. The ICE Clearing Houses have controlling interest of accounts where these assets are held at the financial institutions and depositories. The amount that the clearing members are required to maintain in the original margin and

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Guaranty Fund accounts is determined by parameters established by the risk management department and the Board of the ICE Clearing Houses and may fluctuate over time.

As of December 31, 2007, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below:

	U.S.
	Government	Money
	Securities at	Market
	Face Value	Mutual Fund
	(In thousands)

Original margin	$3,139,010	$834,310
Guaranty Fund	94,443	—

Total	$3,233,453	$834,310

As of December 31, 2007, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below:

	Canadian
	Government
	Securities at	Letters
	Face Value	of Credit
	(In thousands)

Original margin	$40,897	$18,925
Guaranty Fund	17,751	—

Total	$58,648	$18,925

The Company has agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S. to provide liquidity in the event of default by a clearing participant (Note 9). ICE Clear Canada has also arranged a total of $3.0 million in revolving standby credit facilities with the Royal Bank of Canada to provide liquidity in the event of default by a clearing participant (Note 9).

ICE Futures Canada receives cash and non-cash deposits relating to deliveries of commodity futures contracts by certain participants. The Company has recorded the delivery performance cash deposits in the accompanying consolidated balance sheet as current assets with offsetting current liabilities. As of December 31, 2007, the amount of delivery performance cash deposits held by ICE Futures Canada was $1.1 million and is reflected in prepaid expenses and other current assets and in other current liabilities in the accompanying consolidated balance sheet. The letters of credit held by ICE Futures Canada as non-cash delivery performance deposits as of December 31, 2007, and not reflected in the accompanying consolidated balance sheet, were $11.6 million.

16.	Commitments and Contingencies

Leases

The Company leases office space, equipment facilities, and certain computer equipment. As of December 31, 2007, future minimum lease payments under these noncancelable operating agreements are as follows (in thousands):

2008	$10,721
2009	9,559
2010	9,385
2011	9,181
2012	7,254
Thereafter	12,057

$58,157

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company had no capital lease obligations as of December 31, 2007 and 2006. Rental expense amounted to $11.8 million, $4.0 million and $3.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual royalty payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the purchased license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of December 31, 2007, the assets related to the Licensing Agreement are $149.7 million and are included in other intangible assets in the accompanying consolidated balance sheet. The intangible assets will be amortized based on the Company’s valuations of the non-exclusive and the exclusive periods of the Licensing Agreement. For the year ended December 31, 2007, amortization expense related to the Licensing Agreement was $83,000, which reflects amortization on the non-exclusive portion of the intangible asset as the exclusive period has not commenced.

Since the Company is required to pay minimum annual royalty payments in order to maintain the Russell license rights, the Company has also recorded a liability based on the net present value of the total required payments as of the effective date of the Licensing Agreement. As of December 31, 2007, the current and noncurrent liabilities relating to the minimum annual royalty payments of the Licensing Agreement are $10.6 million and $89.6 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the year ended December 31, 2007, interest expense related to the Licensing Agreement was $3.1 million.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Patent Licensing Agreement

In March 2002, the Company entered into a long-term, non-exclusive licensing agreement with eSpeed, Inc. (“eSpeed”), which granted the use of eSpeed’s patent to the Company and its majority-owned and controlled affiliates. Under the agreement, the Company was required to pay minimum annual license fees of $2.0 million beginning in April 2002 through the expiration date of the patent in February 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the Platform. The Company recorded amortization expense of $283,000, $2.2 million and $2.0 million during the years ended December 31, 2007, 2006 and 2005, respectively, relating to the licensing agreement. The Company paid royalty payments of $1.7 million, $9.0 million and $1.5 million during the years ended December 31, 2007, 2006 and 2005, respectively, which were recorded as patent royalty expenses in the accompanying consolidated statements of income. The licensing agreement and related patent expired in February 2007 and no future payments are required.

ICE Futures U.S. eSpeed Agreement

In 2004, ICE Futures U.S. entered into an agreement with eSpeed that terminated a previous agreement with eSpeed which had provided for the establishment of an electronic marketplace, in exchange for a one-time cash payment in 2004 and a commitment to make variable cash payments to eSpeed based on the number of electronic contracts traded on ICE Futures U.S. through September 2017. The variable payment has a cap of $1.0 million per year. These payments may be adjusted annually for changes in the Consumer Price Index. ICE Futures U.S. began executing electronic trades on February 2, 2007. Based on the electronic trading volumes for the year ended December 31, 2007, ICE Futures U.S. triggered the cap on the variable payment and expensed $1.0 million as selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2007.

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

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Legal Proceedings

On September 29, 2005, the U.S. District Court for the Southern District of New York granted the Company’s motion for summary judgment dismissing all claims brought by the New York Mercantile Exchange, Inc. (“NYMEX”) against the Company in an action commenced in November 2002. NYMEX’s complaint alleged copyright infringement by the Company on the basis of its use of NYMEX’s publicly available settlement prices in two of the Company’s cleared OTC contracts. The complaint also alleged that the Company infringe and dilute NYMEX’s trademark rights by referring to NYMEX trademarks in certain swap contract specifications and that the Company tortiously interfered with a contract between NYMEX and the data provider that provides the Company with the NYMEX settlement prices pursuant to a license. In dismissing all of NYMEX’s claims, the court found that NYMEX’s settlement prices were not copyrightable works as a matter of law, and the Company had not engaged in copyright or trademark infringement in referencing NYMEX’s publicly available settlement prices. The trademark dilution and tortious interference claims, which are state law claims, were dismissed on jurisdictional grounds. While the court granted summary judgment in the Company’s favor on all claims, NYMEX appealed the decision regarding the copyright claims and state law claims in the Second Circuit Court of Appeals. On August 1, 2007, the Second Circuit Court of Appeals affirmed the District Court’s grant of motion for summary judgment in the Company’s favor. On August 15, 2007, NYMEX filed a Combined Petition for Panel Rehearing and Rehearing En Banc, requesting that the case be reheard before the Second Circuit Court of Appeals. On October 25, 2007, the Second Circuit Court of Appeals denied NYMEX’s Combined Petition for a rehearing. On January 16, 2008, NYMEX filed a writ of certiorari with the U.S. Supreme Court seeking discretionary review of the case, and the U.S. Supreme Court has not yet decided whether to hear the case. Should NYMEX be successful in its appeal to the Supreme Court and the Company is subsequently found to have infringed NYMEX’s intellectual property rights, the Company may incur substantial monetary damages and may be enjoined from using or referring to one or more types of NYMEX settlement prices.

As described below, a series of legal actions have existed between the Company and Klein & Co. Futures, Inc. (“Klein”). In December 2007, the parties mutually agreed to settle all claims and disputes between the parties with respect to the matters described below.

On July 26, 2000, Klein commenced a civil action, referred to as the Klein Action, in the United States District Court for the Southern District of New York against numerous defendants, including ICE Futures U.S.,

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

various affiliates of ICE Futures U.S. and officials of ICE Futures U.S. and/or its affiliates. Klein’s claims arose out of its collapse in the wake of the recalculation of settlement prices for futures and options on the Pacific Stock Exchange Technology Index (an index of technology stocks) in May 2000.

Klein purported to allege federal claims arising under the CEA and various state law claims. On February 18, 2005, the District Court dismissed Klein’s CEA claims with prejudice in accordance with Section 22(b) of the CEA for lack of standing and declined to exercise supplemental jurisdiction over Klein’s state law claims. That decision was affirmed on September 18, 2006, by a panel of the United States Court of Appeals for the Second Circuit, and a subsequent motion for rehearing insomuch as the panel affirmed the District Court’s dismissal of its CEA claims against ICE Futures U.S. and certain of its affiliates was denied. Klein then filed a petition in the United States Supreme Court seeking to appeal the decision of the United States Circuit Court on March 14, 2007. The petition was granted and the appeal was heard before the United States Supreme Court on October 29, 2007.

In March 2007, Klein filed a parallel action in the Supreme Court of the State of New York, New York County, against certain defendants, including ICE Futures U.S. and its former president. The action alleged a claim of slander and libel against ICE Futures U.S. and its former president relating to certain statements made in connection with Klein’s collapse. In May 2007, ICE Futures U.S. filed a motion to dismiss on multiple grounds. Oral argument was held in August 2007 but the motion was not decided by the court.

Also, on May 14, 2001, ICE Futures U.S. and ICE Clear U.S. commenced an action, referred to as ICE Futures U.S.’s Action, in the United States District Court for the Southern District of New York against Klein. ICE Futures U.S. and ICE Clear U.S. commenced this action in their capacity as the assignees of certain claims that were held against Klein by its former customers. ICE Futures U.S.’s Action sought to recover money owed by Klein to those customers in the wake of Klein’s collapse. In the same decision that dismissed the Klein action, the District Court dismissed all of Klein’s counterclaims against ICE Futures U.S., denied ICE Futures U.S.’s motion for judgment on the pleadings and found that the complaint in ICE Futures U.S.’s Action did not state a claim for which relief could be granted. However, the District Court granted ICE Futures U.S. leave to replead. On April 14, 2005, ICE Futures U.S. and ICE Clear U.S. filed an amended complaint, which Klein subsequently moved to dismiss. ICE Futures U.S. and ICE Clear U.S. opposed that motion which was briefed on August 5, 2005, but was never decided by the court.

As stated above, in December 2007 and prior to the Supreme Court’s ruling, the parties mutually agreed to settle all claims and disputes between the parties through entry of an omnibus settlement agreement whereby all claims and disputes between them were released and all actions dismissed, with prejudice, upon payment of an undisclosed amount by ICE Futures U.S. to Klein. The payment under the settlement agreement was a pre-acquisition contingency that existed as the time of the ICE Futures U.S. acquisition. Therefore, the payment to Klein was accrued as a liability in the purchase price allocation and had no income statement impact.

On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits (“Permit Holders”), of ICE Futures U.S. seeking declaratory, monetary and injunctive relief with respect to the acquisition by the Company. Plaintiffs alleged that, in violation of contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S.’s Permit Holders, including plaintiffs, were not permitted to vote with respect to the merger and would not receive any part of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. The court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders perfected their appeal from the lower court’s ruling dismissing their complaint. The Permit Holders did not

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. ICE Futures U.S. will oppose the appeal and seek affirmance of the lower court’s decision.

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

17.	Employee Benefit Plans

The Company’s U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2007, 2006 and 2005 were $982,000, $832,000 and $879,000, respectively.

The Company’s ICE Futures U.S. employees are eligible to participate in ICE Futures U.S.’s 401(k) and Profit Sharing Plan (the “NY 401(k) Plan”). The Company offers a match of 50% of the first 4% of the eligible employee’s compensation contributed to the NY 401(k) Plan, subject to plan and statutory limits, and an annual discretionary contribution. Total matching contributions and discretionary contributions under the NY 401(k) Plan for the year ended December 31, 2007 was $1.6 million.

The remaining employees of the Company’s U.S. operations are eligible to participate in the Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan for the years ended December 31, 2007, 2006 and 2005 were $1.1 million, $860,000 and $669,000, respectively. No discretionary or profit sharing contributions were made during the years ended December 31, 2007, 2006 or 2005.

18.	CBOT Merger-Related Transaction Costs

The Company incurred incremental direct merger-related transaction costs of $11.1 million during the year ended December 31, 2007 relating to the proposed merger with CBOT Holdings, Inc. (“CBOT”). Ultimately, CBOT’s board of directors did not accept the Company’s proposal to merge with CBOT, and instead accepted an improved proposal from the Chicago Mercantile Exchange Holdings, Inc. (“CME”), which resulted in a completed transaction between CME and CBOT on July 13, 2007. The $11.1 million in merger-related transaction costs included investment banking advisors, legal, accounting, proxy advisor, public relation services and other external costs directly related to the proposed transaction. These costs have been recorded as CBOT merger-related transaction costs in the accompanying consolidated statements of income for the year ended December 31, 2007.

19.	Settlement Expense

In January 2004, EBS Dealing Resources, Inc. (“EBS”), filed a complaint against the Company in United States District Court, Southern District of New York, alleging that the Company infringed upon two patents held by EBS related to credit filter technology for electronic brokerage systems. In September 2005, the Company settled the legal action brought by EBS related to the alleged patent infringement. Under the settlement agreement, the Company made a payment of $15.0 million to EBS, and was released from the legal

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

claims brought against it without admitting liability. The payment was classified as “Settlement expense” in the accompanying consolidated statements of income for the year ended December 31, 2005.

20.	Floor Closure Costs

On April 7, 2005, the Company closed its open-outcry trading floor in London. This was done to take advantage of the increasing acceptance and adoption of electronic trading, and to maintain and enhance the Company’s competitive position. All energy futures trading is now conducted exclusively on the Company’s electronic platform. The Company recorded floor closure costs of $4.8 million during the year ended December 31, 2005 in connection with the closure of the open-outcry trading floor. These costs include lease terminations for the building where the floor was located, payments made to 18 employees who were terminated as a result of the closure, contract terminations, and other associated costs, including legal costs and asset impairment charges. This expense was classified as “Floor closure costs” in the accompanying consolidated statements of income, and recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and SFAS No. 112, Employer’s Accounting for Postemployment Benefits. The following table reflects the components of the floor closure cost charge.

Floor Closure Cost
Expense-Year
Ended
December 31,
2005
(In thousands)

Lease termination costs	$2,572
Employee termination benefits	1,262
Other contract termination costs	273
Other associated costs	707

Total floor closure costs	$4,814

Payments of floor closure costs for the years ended December 31, 2007, 2006 and 2005 were $14,000, $1.5 million and $2.7 million, respectively. All of the Company’s floor closure costs are attributable to the futures business segment.

21.	Segment Reporting

As of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, the Company’s principal business segments consist of its OTC business segment, its futures business segment and its market data business segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada make up the futures business segment and the operations of ICE Data make up the market data business segment. The remaining companies, including the acquisitions of ChemConnect, Chatham and Commoditrack, have been included in the OTC business segment as they primarily support the Company’s OTC business operations. In the prior quarters in 2007 only, the Company reported four business segments; its OTC business segment, its U.K. futures business segment, its U.S. futures business segment and its market data business segment. As of December 31, 2007, the Company combined the U.K. futures business segment and the U.S. futures business segment into one futures business segment in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as this is how it was reported internally and provided to the Company’s chief operating decision maker.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)

Year ended December 31, 2007:
Revenues from external customers	$241,803	$289,333	$43,157	$574,293
Intersegment revenues	32,311	3,754	19,079	55,144
Depreciation and amortization	26,286	6,386	29	32,701
Interest and investment income	5,589	5,747	529	11,865
Interest expense	15,658	2,983	—	18,641
Income tax expense	33,907	64,005	19,910	117,822
Net income	79,199	126,024	35,389	240,612
Total assets	1,654,133	1,122,279	19,933	2,796,345
Capital expenditures and software development costs	38,044	5,051	171	43,266
Goodwill and other intangibles, net	1,397,696	149,713	—	1,547,409
Net cash provided by operating activities	115,541	120,249	51,991	287,781

Geographic areas:

		European
		Union and
	United States	Canada	Total
	(In thousands)

Year ended December 31, 2007:
Revenues	$376,012	$198,281	$574,293
As of December 31, 2007:
Property and equipment, net	60,874	2,650	63,524
Goodwill and other intangibles, net	1,547,409	—	1,547,409

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from one customer of the futures business segment comprised 11.5% of the Company’s futures revenues for the year ended December 31, 2007. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2007.

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
		(In thousands)

Year ended December 31, 2006:
Revenues from external customers	$168,743	$127,024	$18,032	$313,799
Intersegment revenues	26,704	4,404	11,123	42,231
Depreciation and amortization	11,671	2,031	12	13,714
Interest and investment income	6,067	2,402	96	8,565
Interest expense	231	—	—	231
Income tax expense	33,858	28,089	7,328	69,275
Net income	77,494	52,164	13,610	143,268
Total assets	414,193	71,972	7,046	493,211
Capital expenditures and software development costs	18,068	1,678	69	19,815
Goodwill and other intangibles, net	81,126	—	—	81,126
Net cash provided by operating activities	68,884	64,730	17,075	150,689

Geographic areas:

		European
	United States	Union	Total
	(In thousands)

Year ended December 31, 2006:
Revenues	$178,100	$135,699	$313,799
As of December 31, 2006:
Property and equipment, net	21,820	4,460	26,280
Goodwill and other intangibles, net	81,126	—	81,126

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from two customers of the futures business segment comprised 15.4% and 12.1% of the Company’s futures revenues for the year ended December 31, 2006. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2006.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Basic:
Net income (loss) available to common shareholders	$240,612	$143,268	$(20,909)

Weighted average common shares outstanding	68,985	56,474	53,218

Basic earnings (loss) per common share	$3.49	$2.54	$(0.39)

Diluted:
Weighted average common shares outstanding	68,985	56,474	53,218

Effect of dilutive securities:
Stock options and restricted stock	1,995	3,125	—

Diluted weighted average common shares outstanding	70,980	59,599	53,218

Diluted earnings (loss) per common share	$3.39	$2.40	$(0.39)

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

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

23.	Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented.

	1st Qtr(a)	2nd Qtr(b)	3rd Qtr	4th Qtr
	(In thousands, except per share amounts)

Year Ended December 31, 2007
Revenues	$126,608	$136,654	$151,735	$159,296
Operating income	79,643	76,529	100,864	96,527
Net income available to common shareholders	55,586	53,693	66,681	64,652
Earnings per common share(c):
Basic	$0.82	$0.78	$0.96	$0.93
Diluted	$0.80	$0.75	$0.93	$0.90
Year Ended December 31, 2006
Revenues	$50,282	$73,591	$94,662	$95,264
Operating income	27,653	47,416	65,382	64,184
Net income available to common shareholders	19,664	30,967	43,645	48,992
Earnings per common share(c):
Basic	$0.35	$0.55	$0.77	$0.85
Diluted	$0.33	$0.52	$0.73	$0.81

(a)	The Company recognized a net gain on disposal of an asset of $9.3 million during the first quarter of 2007. (Note 4).

(b)	The Company recognized $11.1 million in CBOT merger-related transaction costs during the second quarter of 2007 (Note 18).

(c)	The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(A).	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls over Financial Reporting.  There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.

(c) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.  Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9(B).	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Board of Directors set forth under the captions “Proposal 1 — Election of Directors — Nominees for Election as Directors at the 2008 Annual Meeting” and “Proposal 1 — Election of Directors — Continuing Directors” in our Proxy Statement for our 2008 Annual Meeting of Stockholders (“2008 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of IntercontinentalExchange, Inc.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), our Audit Committee (Item 407(d)(4) of Regulation S-K) and compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Meetings and Committees of the Board” in our 2008 Proxy Statement and is incorporated herein by reference.

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

Information relating to executive compensation set forth under the captions “Proposal 1 — Election of Directors — Directors Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2008 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Executive Compensation — Report of the Compensation Committee of the Board of Directors on Executive Compensation”, which specifically is not so incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2008 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Proposal 1 — Election of Directors — Nominees for Election as Directors as the 2008 Annual Meeting” in our 2008 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Principal Accountant Fees and Services” in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report.

(1) Financial Statements

Our consolidated financial statements and the related reports of management and independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2007 and 2006.

•	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005.

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

•	Notes to Consolidated Financial Statements.

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

Date: February 13, 2008

By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2007, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date

/s/ Jeffrey C. Sprecher Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 13, 2008

/s/ Scott A. Hill Scott A. Hill	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	February 13, 2008

/s/ Charles R. Crisp Charles R. Crisp	Director	February 13, 2008

/s/ Fredrick W. Hatfield Fredrick W. Hatfield	Director	February 13, 2008

/s/ Jean-Marc Forneri Jean-Marc Forneri	Director	February 13, 2008

/s/ Terrence F. Martell Terrence F. Martell	Director	February 13, 2008

/s/ Sir Robert Reid Sir Robert Reid	Director	February 13, 2008

Signatures	Title	Date

/s/ Frederic V. Salerno Frederic V. Salerno	Director	February 13, 2008

/s/ Richard L. Sandor Richard L. Sandor, Ph.D.	Director	February 13, 2008

/s/ Fred W. Schoenhut Fred W. Schoenhut	Director	February 13, 2008

/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 13, 2008

/s/ Vincent Tese Vincent Tese	Director	February 13, 2008

FINANCIAL STATEMENT SCHEDULE

INTERCONTINENTALEXCHANGE, INC. AND SUBSIDIARIES

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses(1)	Deductions(2)	End of Year
		(In thousands)

Year Ended December 31, 2007:
Allowance for doubtful accounts	$985	$199	$(814)	$370
Deferred income tax valuation allowance	$—	$2,718	$—	$2,718
Year Ended December 31, 2006:
Allowance for doubtful accounts	$261	$1,034	$(310)	$985
Year Ended December 31, 2005:
Allowance for doubtful accounts	$171	$189	$(99)	$261

(1)	Additions charged to costs and expenses for the allowance for doubtful accounts are based on our historical collection experiences and management’s assessment of the collectibility of specific accounts. Additions to the deferred income tax valuation allowance relate to state research and development tax credits which the Company does not expect to realize. This column also includes the foreign currency translation adjustments.

(2)	Deductions represent the write-off of uncollectible receivables, net of recoveries.

INDEX TO EXHIBITS

The following exhibits are filed with this Report. We will furnish any exhibit upon request to IntercontinentalExchange, Inc., Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

Exhibit
Number		Description of Document

2.1	—	Merger Agreement, dated September 14, 2006, among IntercontinentalExchange, Inc., Board of Trade of the City of New York, Inc., and CFC Acquisition Co., including the forms of certificate of incorporation and bylaws of the surviving corporation which are Exhibits A and B to the Merger Agreement (incorporated by reference to Exhibit 2.1 to ICE’s registration statement on Form S-4, filed with the SEC on November 16, 2006, File No. 333-138312).
2.2	—	First Amendment to Merger Agreement, dated as of October 30, 2006, among IntercontinentalExchange, Inc., Board of Trade of the City of New York, Inc., and CFC Acquisition Co. (incorporated by reference to Exhibit 2.2 to ICE’s registration statement on Form S-4, filed with the SEC on November 16, 2006, File No. 333-138312).
3.1	—	Fourth Amended and Restated Certificate of Incorporation of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
3.2	—	Amended and Restated Bylaws of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.2 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
10.1	—	Employment Agreement, dated as of September 27, 2004, between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.2	—	Employment Agreement, dated as of April 14, 2003, between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.3	—	Employment Agreement, dated as of April 14, 2003, between IntercontinentalExchange, Inc. and Richard V. Spencer (incorporated by reference to Exhibit 10.3 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.4	—	Employment Agreement, dated as of May 12, 2006, between IntercontinentalExchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on May 17, 2006, File No. 001-32671).
10.5	—	Employment Agreement, dated as of May 9, 2003, between IntercontinentalExchange, Inc. and Edwin D. Marcial (incorporated by reference to Exhibit 10.5 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.6	—	Employment Agreement, dated as of May 24, 2004, between IntercontinentalExchange, Inc. and Johnathan H. Short (incorporated by reference to Exhibit 10.6 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.7	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 to ICE’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2007, File No. 001-32671).
10.8	—	IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors (incorporated by reference to Exhibit 10.8 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
10.9	—	IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (incorporated by reference to Exhibit 10.9 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
10.10	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to ICE’s Quarterly Report on Form 10-Q, filed with the SEC on May 21, 2007, File No. 001-32671).
10.11	—	Amendment and Restatement Agreement, dated as of October 9, 2003, between The London Clearing House Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.12 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*

Exhibit
Number		Description of Document

10.12	—	Clearing Services Agreement, dated as of October 2003, between The International Petroleum Exchange of London Limited and The London Clearing House Limited (incorporated by reference to Exhibit 10.13 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.13	—	TRS — Application Services Agreement, dated as of April 25, 2001, between The International Petroleum Exchange of London Limited and LIFFE Services Company Limited (incorporated by reference to Exhibit 10.14 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.14	—	Credit Agreement, dated as of January 12, 2007, among IntercontinentalExchange, Inc. Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and other Lenders named therein (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on January 12, 2007, File No. 001-32671).
10.15	—	First Amendment to Credit Agreement among IntercontinentalExchange, Inc. and Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders named therein dated as of August 24, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 30, 2007, File No. 001-32671).
10.16	—	Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).
10.17	—	Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.18	—	AT&T Master Agreement (MA Reference No. MA 35708) and Addendum to Master Agreement, dated as of April 8, 2002, between AT&T Corporation and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.19 to ICE’s registration statement on Form S-1, filed with the SEC on June 13, 2005, File No. 333-123500).
10.19	—	Lease of Part (Offices) (WTC/Q/W (Part): 2.18.1, dated April 24, 1996, between Clipper Investments Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.20 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.20	—	Resident Member’s Agreement, dated as of December 2, 1983, between St. Katharine-By-The-Tower Limited and Aegis Insurance Services Group Limited (incorporated by reference to Exhibit 10.21 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.21	—	Resident Member’s Agreement, dated as of November 28, 1991, between St. Katharine-By-The-Tower Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.22 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.22	—	Lease of Part (Offices) (Suite Ref. 2.17), dated as of April 28, 2003, between Inter One Limited and Inter Two Limited and The International Petroleum Exchange of London Limited (incorporated by reference to Exhibit 10.23 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.23	—	Deed of Novation, dated July 22, 2005, between The International Petroleum Exchange of London Limited, LIFFE Services Limited, Atos Euronext Market Solutions Limited, and LIFFE Administration and Management (incorporated by reference to Exhibit 10.25 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).
10.24	—	Settlement Agreement, dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).

Exhibit
Number		Description of Document

10.25	—	Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.26	—	Form of Registration Rights Agreement by and among IntercontinentalExchange, Inc. and the parties listed in Annex A thereto (incorporated by reference to Exhibit 10.30 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.27	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.28	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.29	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.30	—	Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K, filed with the SEC on May 17, 2006, File No. 001-32671).*
10.31	—	Employment Agreement dated as of April 30, 2007, between IntercontinentalExchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on May 2, 2007, File No. 001-32671).
10.32	—	License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between IntercontinentalExchange, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on June 20, 2007, File No. 001-32671).*
21.1	—	Subsidiaries of IntercontinentalExchange, Inc.
23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	—	Power of Attorney (included with signature page hereto).
31.1	—	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer.
31.2	—	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer.
32.1	—	Section 1350 Certification of Chief Executive Officer.
32.2	—	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment has been previously requested or granted to portions of this exhibit by the SEC.