Form 10-Q
period 2008-03-31
INTERCONTINENTALEXCHANGE INC
filed 2008-05-02
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008, the number of shares of the registrant’s Common Stock outstanding was 70,567,832 shares.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2008

Part I. Financial Information
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$215,877	$119,597
Restricted cash	18,146	19,624
Short-term investments	60,776	140,955
Customer accounts receivable, net of allowance for doubtful accounts of $515 and $370 at March 31, 2008 and December 31, 2007, respectively	74,524	52,018
Margin deposits and guaranty funds	945,511	792,052
Prepaid expenses and other current assets	19,506	17,848

Total current assets	1,334,340	1,142,094

Property and equipment, net	62,683	63,524

Other noncurrent assets:
Goodwill	1,054,500	1,009,687
Other intangible assets, net	544,516	537,722
Cost method investments	38,778	38,778
Long-term investments	9,375	—
Other noncurrent assets	8,743	4,540

Total other noncurrent assets	1,655,912	1,590,727

Total assets	$3,052,935	$2,796,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,073	$27,811
Accrued salaries and benefits	6,975	23,878
Current portion of licensing agreement	11,057	10,572
Current portion of long-term debt	37,500	37,500
Income taxes payable	21,655	11,687
Margin deposits and guaranty funds	945,511	792,052
Other current liabilities	6,769	7,461

Total current liabilities	1,054,540	910,961

Noncurrent liabilities:
Noncurrent deferred tax liability, net	111,213	108,739
Long-term debt	175,000	184,375
Noncurrent portion of licensing agreement	88,174	89,645
Unearned government grant	8,301	8,737
Other noncurrent liabilities	21,221	17,032

Total noncurrent liabilities	403,909	408,528

Total liabilities	1,458,449	1,319,489

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 71,465 and 70,963 shares issued at March 31, 2008 and December 31, 2007, respectively; 70,504 and 69,711 shares outstanding at March 31, 2008 and December 31, 2007, respectively	715	710
Treasury stock, at cost; 961 and 1,252 shares at March 31, 2008 and December 31, 2007, respectively	(56,617)	(30,188)
Additional paid-in capital	1,097,760	1,043,971
Retained earnings	523,998	431,708
Accumulated other comprehensive income	28,630	30,655

Total shareholders’ equity	1,594,486	1,476,856

Total liabilities and shareholders’ equity	$3,052,935	$2,796,345

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Transaction fees, net	$177,432	$109,341
Market data fees	24,720	14,019
Other	5,062	3,248

Total revenues	207,214	126,608

Operating expenses:
Compensation and benefits	30,679	21,758
Professional services	6,972	4,863
Patent royalty	—	1,705
Selling, general and administrative	14,337	12,130
Depreciation and amortization	10,946	6,509

Total operating expenses	62,934	46,965

Operating income	144,280	79,643

Other income (expense):
Interest and investment income	2,919	2,824
Interest expense	(5,134)	(3,795)
Other income, net	354	9,192

Total other income (expense), net	(1,861)	8,221

Income before income taxes	142,419	87,864
Income tax expense	50,129	32,278

Net income	$92,290	$55,586

Earnings per common share:
Basic	$1.31	$0.82

Diluted	$1.29	$0.80

Weighted average common shares outstanding:
Basic	70,361	67,534

Diluted	71,348	69,758

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

							Accumulated Other
							Comprehensive Income
							Net Unrealized Gain (Loss) from
	Common				Additional		Foreign	Available-	Net	Total
	Stock		Treasury Stock		Paid-in	Retained	Currency	For-Sale	Investment	Shareholders’
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Equity
Balance, January 1, 2007	59,596	$596	(1,471)	$(9,748)	$245,030	$191,179	$29,863	$(2)	$(2,450)	$454,468
Other comprehensive income	—	—	—	—	—	—	3,183	61	—	3,244
Exercise of common stock options	1,044	11	(4)	(472)	9,920	—	—	—	—	9,459
Issuance of shares for acquisitions	10,303	103	—	—	707,560	—	—	—	—	707,663
Treasury shares received during acquisition	—	—	(1)	(197)	—	—	—	—	—	(197)
Treasury shares received for restricted stock and stock option tax payments	—	—	(181)	(24,814)	—	—	—	—	—	(24,814)
Stock-based compensation	—	—	—	—	25,415	—	—	—	—	25,415
Issuance of restricted stock	20	—	405	5,043	(5,043)	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	61,089	—	—	—	—	61,089
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(83)	—	—	—	(83)
Net income	—	—	—	—	—	240,612	—	—	—	240,612

Balance, December 31, 2007	70,963	710	(1,252)	(30,188)	1,043,971	431,708	33,046	59	(2,450)	1,476,856
Other comprehensive loss	—	—	—	—	—	—	(2,003)	(22)	—	(2,025)
Exercise of common stock options	175	2	(1)	(193)	2,181	—	—	—	—	1,990
Issuance of shares for acquisitions	179	2	—	—	24,735	—	—	—	—	24,737
Treasury shares received for restricted stock and stock option tax payments	—	—	(242)	(40,555)	—	—	—	—	—	(40,555)
Stock-based compensation	—	—	—	—	8,478	—	—	—	—	8,478
Issuance of restricted stock	148	1	534	14,319	(14,320)	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	32,715	—	—	—	—	32,715
Net income	—	—	—	—	—	92,290	—	—	—	92,290

Balance, March 31, 2008	71,465	$715	(961)	$(56,617)	$1,097,760	$523,998	$31,043	$37	$(2,450)	$1,594,486

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net income	$92,290	$55,586
Other comprehensive loss:
Foreign currency translation adjustments	(2,003)	(3)
Change in available-for-sale securities, net of tax	(22)	(13)

Comprehensive income	$90,265	$55,570

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net income	$92,290	$55,586

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,946	6,509
Gain on disposal of assets	—	(9,267)
Amortization of debt issuance costs	177	138
Allowance for doubtful accounts	145	175
Net realized gains on sales of available-for-sale investments	(25)	(25)
Stock-based compensation	7,886	3,823
Deferred taxes	1,457	(4,050)
Excess tax benefits from stock-based compensation	(32,684)	(32,466)
Changes in assets and liabilities:
Customer accounts receivable	(22,578)	(6,332)
Prepaid expenses and other current assets	987	578
Noncurrent assets	(375)	(2,315)
Income taxes payable	38,146	13,694
Accounts payable, accrued salaries and benefits, and other liabilities	(17,027)	4,783

Total adjustments	(12,945)	(24,755)

Net cash provided by operating activities	79,345	30,831

Investing activities
Capital expenditures	(3,132)	(10,154)
Capitalized software development costs	(3,267)	(2,587)
Cash paid for acquisitions, net of cash acquired	(29,612)	(392,270)
Purchase of intangible assets	—	(8,388)
Proceeds from sale of assets	—	13,269
Proceeds from sales of available-for-sale investments	126,181	90,486
Purchases of available-for-sale investments	(55,392)	(72,468)
Increase in restricted cash	(2,547)	(4,590)

Net cash provided by (used in) investing activities	32,231	(386,702)

Financing activities
Proceeds from credit facilities	—	250,000
Repayments of credit facilities	(9,375)	—
Issuance costs for credit facilities	—	(2,052)
Excess tax benefits from stock-based compensation	32,684	32,466
Payments relating to treasury shares received for restricted stock and stock option tax payments	(40,555)	(17,313)
Proceeds from exercise of common stock options	1,990	3,380

Net cash provided by (used in) financing activities	(15,256)	266,481

Effect of exchange rate changes on cash and cash equivalents	(40)	(3)

Net increase (decrease) in cash and cash equivalents	96,280	(89,393)
Cash and cash equivalents, beginning of period	119,597	204,257

Cash and cash equivalents, end of period	$215,877	$114,864

Supplemental cash flow disclosure
Cash paid for income taxes	$10,562	$9,392

Cash paid for interest	$3,168	$98

Supplemental noncash investing activities
Common stock issued for acquisitions	$24,737	$707,663

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) owns and operates a global electronic marketplace for facilitating trading in futures and over-the-counter (“OTC”) commodities and derivative financial products. The Company owns 100% of ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company also owns 100% of ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the soft commodity, index and currency futures and options markets. The Company owns 100% of ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian Commodity Futures Exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg and Singapore. The Company does not risk its own capital by engaging in any trading activities or by extending credit to market participants.
2. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 9, the Company completed the acquisition YellowJacket Software, Inc. (“YellowJacket”) on February 13, 2008 and has included the financial results of this company in its consolidated financial statements effective from this date forward.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
3. Short-Term and Long-Term Investments
     Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value using primarily quoted prices in active markets for identical securities, with unrealized gains or losses reported as a component of accumulated other comprehensive income. Included in long-term investments are $9.4 million in auction rate securities that failed to settle at auction during the three months ended March 31, 2008 due to recent events in the credit markets. The fair values of these auction rate securities were determined based on level 3 unobservable inputs supported by little or no market activity that are significant to the fair value of the assets. The cost of securities sold is based on the specific identification method. As of March 31, 2008, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Foreign government securities	$405	$—	$—	$405
U.S. Treasury securities	1,984	—	—	1,984
Equity securities	9	—	—	9
Corporate bonds	51,741	160	(123)	51,778
Municipal bonds	15,975	—	—	15,975

Total	$70,114	$160	$(123)	$70,151

     The contractual maturities of the investments as of March 31, 2008, were as follows (in thousands):

Estimated Fair
Value
Maturities:
Due within 1 year	$33,333
Due within 1 year to 5 years	20,059
Due within 5 years to 10 years	—
Due after 10 years	16,759

Total	$70,151

     Investments that the Company intends to hold for more than one year are classified as long-term investments. The Company currently expects to hold $9.4 million of the investments for more than one year and has classified them as long-term investments in the accompanying consolidated balance sheet as of March 31, 2008. The Company does not intend to hold any of the additional investments for more than one year. Therefore, the Company has classified the remaining $60.8 million as short-term investments in the accompanying consolidated balance sheet as of March, 31, 2008.
4. Cost Method Investments
     The Company has an 8% equity stake in the National Commodity and Derivatives Exchange, Ltd (“NCDEX”), a derivatives exchange located in Mumbai, India, which it acquired for $37.0 million. The Company may be required to sell 3% of its 8% NCDEX stake as a result of a recent change in Indian law that limits the total ownership by foreign entities in Indian exchanges. The Company currently believes there will be sufficient demand for its shares such that it will at least recover its carrying value if it is required to sell the 3% stake. If the Company cannot recover its carrying value, it will recognize an impairment loss equal to the difference between the fair value and the carrying value of all of its 8% equity stake. In addition, the Company has a 1.1% equity share investment in LCH.Clearnet, a third party clearing house that currently clears the Company’s OTC and energy futures contracts. The Company uses the cost method to account for these investments as the Company does not control and does not have the ability to exercise significant influence over the investment companies operating and financial policies.
5. Goodwill
     The following is a summary of the activity in the Goodwill balance for the three months ended March 31, 2008 (in thousands):

Goodwill balance at December 31, 2007	$1,009,687
Acquisition of YellowJacket	46,834
Other activity	(2,021)

Goodwill balance at March 31, 2008	$1,054,500

     The Company completed its acquisition of YellowJacket during the three months ended March 31, 2008, which resulted in goodwill of $46.8 million (Note 9). The goodwill amount from the YellowJacket acquisition has been

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
included in the OTC segment for purposes of segment reporting and impairment testing. The other activity in the goodwill balance relates to adjustments to the purchase price and related goodwill for acquisitions completed in 2007, primarily relating to updated valuations of identified intangible assets, and to foreign currency translation adjustments. The Company did not recognize any impairment losses on goodwill during the three months ended March 31, 2008 and 2007.
6. Credit Facility
     The Company has a senior unsecured credit agreement (the “Credit Agreement”) under which a term loan facility in the aggregate principal amount of $212.5 million is outstanding as of March 31, 2008, and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). No amounts are outstanding under the revolving credit facility as of March 31, 2008. Under the terms of the Credit Agreement, the Company may borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time until its termination on January 12, 2010. The Company has agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S., ICE Futures U.S.’s clearing organization, to provide liquidity in the event of default by a clearing participant. The remaining amount under the revolving credit facility can be used by the Company for general corporate purposes.
     Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. At March 31, 2008, the Company had a $212.5 million three-month LIBOR loan outstanding with a stated interest rate of 3.32% per annum, including the applicable margin rate at March 31, 2008 of 0.625% on the LIBOR loan. For the borrowings under the term loan facility, the Company began making payments on June 30, 2007, and will make payments quarterly thereafter until January 12, 2012, the fifth anniversary of the closing date of the merger with ICE Futures U.S. The Credit Agreement includes an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.10% to 0.20% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.125% per annum at March 31, 2008.
7. Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $7.9 million and $3.8 million for three months ended March 31, 2008 and 2007, respectively.
     The following is a summary of stock options for the three months ended March 31, 2008:

		Weighted Average
		Exercise Price per
	Number of Options	Option
Outstanding at December 31, 2007	1,359,087	$35.91
Exercised	(175,134)	11.21
Forfeited	(11,047)	12.86

Outstanding at March 31, 2008	1,172,906	39.82

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     Details of stock options outstanding as of March 31, 2008 are as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
		Exercise	Contractual Life	Value
	Number of Options	Price	(years)	(In thousands)
Vested or expected to vest	1,130,045	$36.34	7.0	$111,078
Exercisable	830,406	$18.62	6.5	$92,971
     The total intrinsic value of stock options exercised during the three months ended March 31, 2008 and 2007 was $23.1 million and $50.1 million, respectively. As of March 31, 2008, there were $13.5 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.2 years as the stock options vest.
     There are 309,913 restricted shares that have been reserved for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are subject to a market condition that may reduce the number of shares that are issued if the 2008 Company total shareholder return falls below that of the S&P 500 Index. The reduction in the number of shares that could be issued if total shareholder return is below the return of the S&P 500 Index could be up to a maximum of 20%. These shares were granted in December 2007 and vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2008. The potential compensation expenses to be recognized over the three-year vesting period under these performance-based restricted shares would range from $9.0 million to $44.9 million depending on which performance target is met. Under SFAS No. 123(R), the Company will recognize compensation costs, net of forfeitures, using an accelerated amortization method over the vesting period for awards with performance conditions. Compensation costs for such awards will be recognized only if it is probable that the condition will be satisfied. As of March 31, 2008, the Company determined that it was probable that the target performance level will be met and the Company recorded $2.7 million in non-cash compensation expenses in the accompanying consolidated statement of income for the three months ended March 31, 2008. The remaining $15.2 million in non-cash compensation expenses related to the target performance level will be expensed on an accelerated basis over the remaining vesting period. The Company will recognize expense throughout 2008 based on the Company’s quarterly assessment of the probable 2008 actual performance as compared to the 2008 financial performance targets.
     The following is a summary of the nonvested restricted shares for the three months ended March 31, 2008:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Stock Shares	Value per Share
Nonvested at December 31, 2007	1,436,129	$73.56
Granted	28,226	130.30
Vested	(673,130)	10.44
Forfeited	(11,645)	74.26

Nonvested at March 31, 2008	779,580	130.10

     Restricted shares in the table above include both time-based and performance-based grants. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2008, there were $38.4 million in total unrecognized compensation costs related to the time-based restricted shares and the performance-based restricted shares, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 1.9 years as the restricted shares vest. These unrecognized compensation costs assume that the target performance level will be met on the performance-based restricted shares granted in December 2007.
8. Income Taxes
     The Company’s effective tax rate decreased to 35.2% for the three months ended March 31, 2008 from 36.7% for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits.
     The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the U.S. totaled $254.7 million and $209.5 million as of March 31, 2008 and December 31, 2007, respectively. These earnings are not subject to U.S. income tax until they are distributed to the U.S. Historically, the Company has provided for deferred U.S. federal income taxes on these undistributed earnings in the accompanying consolidated statements of

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
income as they were determined not to be indefinitely reinvested. However, during 2007, the Company determined that all prior undistributed earnings of its foreign subsidiaries will be indefinitely reinvested. The Company made this determination on the basis of sufficient evidence that demonstrates that it will invest the undistributed earnings overseas indefinitely. Determination of the amount of unrecognized deferred U.S. income tax liability on the undistributed earnings of the Company’s foreign subsidiaries is not practicable.
9. Acquisitions
     The Company completed its acquisition of ICE Futures U.S. on January 12, 2007. As a part of the acquisition of ICE Futures U.S., the Company formed a plan to restructure the ICE Futures U.S. duplicative employee functions to align them with the Company’s existing business functions and to streamline ICE Futures U.S.’s operations. Consequently, the Company included an accrual for severance benefit costs of $14.4 million in the purchase price allocation to account for the planned reduction in workforce. This amount and the related payments are set forth in the following table (in thousands):

Reserve balance, January 12, 2007	$11,040
Increase in reserve	3,326
Cost applied against the reserve	(11,761)

Reserve balance, December 31, 2007	2,605
Cost applied against the reserve	(1,677)

Reserve balance, March 31, 2008	$928

     On February 13, 2008, the Company acquired YellowJacket for a combination of cash and stock. YellowJacket is a financial technology firm that operates an electronic trade negotiation platform offering a range of trading tools including instant communication, negotiation and data. With the YellowJacket platform, traders can aggregate and consolidate fragmented instant message-based communications and key transaction details on a single screen. YellowJacket serves the weather, natural gas, power and crude oil markets. The acquisition has been accounted for as a purchase business combination. The financial results of YellowJacket have been included in the OTC business segment from the date of acquisition.
     Under purchase accounting, the total purchase price was allocated to net tangible and identifiable intangible assets based on preliminary estimated fair values of these assets. The purchase price allocation for the YellowJacket acquisition and for certain other acquisitions completed in 2007 are preliminary and are subject to change during the allocation period. The primary area of purchase price allocation that is not yet finalized for these acquisitions relates to identified intangible assets.
     The Company will make additional payments in cash or stock to certain former shareholders of these companies if specified revenue targets by certain acquired companies are achieved or if certain other strategic goals specified in the purchase agreements for those entities are achieved, including YellowJacket. The maximum annual contingent payments that could be made in 2008, 2009 and 2010 are $14.0 million, $16.2 million and $79.2 million, respectively.
10. Clearing Organizations
     ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada (ICE Clear U.S. and ICE Clear Canada are referred to herein collectively as the “ICE Clearing Houses”). Each of the ICE Clearing Houses have equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the counterparty on every contract cleared. Therefore, the Company does not reflect these unsettled contacts as assets and liabilities in the accompanying consolidated balance sheets. However, to the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, the ICE Clearing Houses bear counterparty credit risk in the event that future market movements create conditions that could lead to clearing members failing to meet their obligations to the clearing organization. The ICE Clearing Houses reduce their exposure through a risk management program that includes initial and ongoing financial standards for admission as a clearing member, original and variation margin requirements and mandatory deposits to a guaranty fund (as described and defined below). The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     Each of the ICE Clearing Houses require all clearing members to maintain on deposit with it cash, money market mutual fund shares, U.S. Government obligations (with respect to ICE Clear U.S.), Canadian Government obligations (with respect to ICE Clear Canada) or letters of credit to secure payment of variation margin as may become due from the clearing members, and such deposits in total are known as original margin. ICE Clear U.S. marks all outstanding futures contracts to market at least twice daily and pays and collects option premiums daily. ICE Clear Canada marks all outstanding positions to market once per day. The payments of profits and losses are known as variation margin.
     Each of the ICE Clearing Houses require that each clearing member make deposits in a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House as a result of the default of a clearing member. All income earned from investing clearing members’ cash deposits in the Guaranty Fund belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income.
     Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that amount in full, the ICE Clearing House may utilize the Guaranty Fund deposits of all clearing members for that purpose. In addition, the relevant ICE Clearing House may assess its clearing members to meet any remaining shortfall. As of March 31, 2008, margin cash deposits and Guaranty Fund cash deposits are as follows for ICE Clear U.S. and ICE Clear Canada (in thousands):

	ICE Clear U.S.	ICE Clear Canada	Total
Original margin	$822,317	$20,432	$842,749
Variation margin	26,065	58,007	84,072
Guaranty Fund	5,249	13,441	18,690

Total	$853,631	$91,880	$945,511

     The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with offsetting current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S. and ICE Clear Canada are separate legal entities and are not subject to the liabilities of the other ICE Clearing House or the obligations of the members of the other ICE Clearing House. These cash deposits may fluctuate due to the investment choices available to clearing members and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time.
     In addition to the cash original margin, variation margin, and Guaranty Fund deposits made to the relevant ICE Clearing House, clearing members also pledge assets, including U.S. Government obligations, Canadian Government obligations, money market mutual funds and letters of credit to the relevant ICE Clearing House to mitigate its credit risk. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. These pledged assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a default. The amount that the clearing members are required to maintain in the original margin and Guaranty Fund accounts is determined by parameters established by the risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     As of March 31, 2008, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S. Government	Money
	Securities at	Market
	Face Value	Mutual Fund
Original margin	$5,371,478	$1,300,455
Guaranty Fund	70,100	36,323

Total	$5,441,578	$1,336,778

     As of March 31, 2008, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian
	Government
	Securities at	Letters
	Face Value	Of Credit
Original margin	$99,860	$30,607
Guaranty Fund	37,137	—

Total	$136,997	$30,607

     ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits will be held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement will be reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. Clearing firms will maintain separate margin requirements with each clearing house and depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC; each clearing house may reduce that firm’s margin requirements. Cross margin deposits will be held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and customers. The agreement permits an individual clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house. As of March 31, 2008, ICE Clear U.S. was in the process of establishing connectivity with participating banks and activity under this cross-margin agreement had not yet commenced.
11. Commitments and Contingencies
Russell Licensing Agreement
     On June 15, 2007, the Company entered into an exclusive licensing agreement (the “Licensing Agreement”) with the Frank Russell Company (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. Due to the wind-down provisions of existing Russell contracts, during the first year of the Licensing Agreement, the Company has the ability to offer the Russell licenses on a non-exclusive basis. These rights will become exclusive starting in the third quarter of 2008, and subject to achieving specified trading volumes, will remain exclusive throughout the remainder of the Licensing Agreement, which extends through June 2014.
     In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual royalty payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of March 31, 2008, the assets related to the Licensing Agreement are $149.7 million and are included in other intangible assets in the accompanying consolidated balance sheet. The intangible assets are being amortized based on the Company’s valuations of the non-exclusive and the exclusive elements of the Licensing Agreement. For the three months ended March 31, 2008, amortization expense related to the Licensing Agreement was $42,000, which reflects amortization on the non-exclusive portion of the intangible asset as the exclusive period has not yet commenced.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
     Since the Company is required to make minimum annual royalty payments in order to maintain the Russell license rights, the Company has also recorded a liability based on the net present value of the total required payments as of the effective date of the Licensing Agreement. As of March 31, 2008, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $11.1 million and $88.2 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the three months ended March 31, 2008, interest expense related to the Licensing Agreement was $1.5 million.
Legal Proceedings
     On March 17, 2008, the United States Supreme Court declined to hear further appeals by the New York Mercantile Exchange, Inc. (“NYMEX”) in litigation originally brought by NYMEX in 2002 over the right of the Company to use publicly-available NYMEX settlement prices in connection with its OTC derivative products. NYMEX’s complaint alleged copyright infringement by the Company on the basis of its use of NYMEX’s publicly available settlement prices in two of the Company’s cleared OTC contracts. The complaint also alleged that the Company infringed and diluted NYMEX’s trademark rights by referring to NYMEX trademarks in certain swap contract specifications and that the Company tortiously interfered with a contract between NYMEX and the data provider that provides the Company with the NYMEX settlement prices pursuant to a license. The Company was granted summary judgment dismissing these claims by the United States District Court for the Southern District of New York, whose decision was subsequently upheld by the United States Court of Appeals for the Second Circuit. The decision of the United States Supreme Court not to hear further appeals in the case concludes the litigation.
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006 by certain holders of non-equity trading permits (“Permit Holders”) of ICE Futures U.S. The plaintiffs alleged that, in violation of purported contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S. had not allowed its Permit Holders, including plaintiffs, to vote on the merger pursuant to which the Company acquired ICE Futures U.S. and had improperly denied the Permit Holders a portion of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. In addition to dismissing its claims, the court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders appealed the lower court’s ruling dismissing their complaint but did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. ICE Futures U.S. has opposed the appeal and sought affirmance of the lower court’s decision. Oral arguments for the case have been scheduled for early June 2008.
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
12. Asset Sale
     In August 2006, the Company entered into an agreement with a third-party to sell ICE Futures Europe’s former open-outcry disaster recovery site in London. Prior to the closure of ICE Futures Europe’s open-outcry floor in London during April 2005, the building on this site was used as a backup open-outcry trading facility. The sale was completed in February 2007, at which time final payment was received and a net gain on disposal of an asset of $9.3 million was recognized as other income in the accompanying consolidated statement of income for the three months ended March 31, 2007.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
13. Segment Reporting
     The Company’s principal business segments consist of its global OTC segment, its futures segment and its market data segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada make up the futures segment and the operations of ICE Data make up the market data segment. The remaining companies have been included in the global OTC segment as they primarily support the Company’s OTC business operations. In the prior quarters in 2007 only, the Company reported four business segments; its global OTC segment, its U.K. futures segment, its U.S. futures segment, which included ICE Futures Canada since its acquisition in August 2007, and its market data segment. As of December 31, 2007, the Company combined the U.K futures segment and the U.S. futures segment into one futures segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as this is how it was reported internally and provided to the Company’s chief operating decision maker. Prior quarter amounts have been reclassified to conform to the current quarter’s business segment presentation. Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments are as follows:

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended March 31, 2008:
Revenues from external customers	$93,349	$100,649	$13,216	$207,214
Intersegment revenues	7,820	1,111	8,061	16,992
Depreciation and amortization	9,006	1,919	21	10,946
Interest and investment income	1,053	1,682	184	2,919
Interest expense	3,539	1,595	—	5,134
Income tax expense	16,217	27,367	6,545	50,129
Net income	35,343	44,032	12,915	92,290
Total assets	1,718,542	1,310,156	24,237	3,052,935
     Revenues from three clearing members of the futures segment comprised 15.3%, 13.0% and 11.2% of the Company’s futures revenues for the three months ended March 31, 2008. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If the clearing member ceased doing business, the Company believes that the trading firms would continue to conduct transactions through the Company and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2008.

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended March 31, 2007:
Revenues from external customers	$52,768	$64,692	$9,148	$126,608
Intersegment revenues	9,943	817	3,410	14,170
Depreciation and amortization	5,464	1,043	2	6,509
Interest and investment income	1,636	1,143	45	2,824
Interest expense	3,756	39	—	3,795
Income tax expense	11,157	16,898	4,223	32,278
Net income	19,071	30,002	6,513	55,586
     Revenues from three clearing members of the futures segment comprised 14.3%, 13.0% and 11.1% of the Company’s futures revenues for the three months ended March 31, 2007. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If the clearing member ceased doing business, the Company believes that the trading firms would continue to conduct transactions through the Company and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2007.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
(Unaudited)
14. Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per
	share amounts)
Basic:
Net income	$92,290	$55,586

Weighted average common shares outstanding	70,361	67,534

Basic earnings per common share	$1.31	$0.82

Diluted:
Weighted average common shares outstanding	70,361	67,534

Effect of dilutive securities:
Stock options and restricted shares	987	2,224

Diluted weighted average common shares outstanding	71,348	69,758

Diluted earnings per common share	$1.29	$0.80

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and other filings with the Securities and Exchange Commission.
     Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; increasing competition and consolidation in our industry; technological developments, including clearing developments; our initiative to establish a European clearing house; the accuracy of our cost estimates and expectations, adjustments to exchange fees or commission rates; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2009; our ability to increase the connectivity to our marketplace; our ability to develop new products and services and pursue strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protecting our intellectual property rights and our ability to not violate the intellectual property rights of others; changes in domestic and foreign regulations or government policy; adverse litigation results; our belief in our electronic platform and disaster recovery system technologies and the ability to gain access to comparable products and services if our key technology contracts were terminated; and the risk that acquired businesses will not be integrated successfully or the revenue opportunities, cost savings and other anticipated synergies from the mergers may not be fully realized or may take longer to realize than expected. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with our consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview and Our Business Environment
     We are a leading global exchange and over-the-counter, or OTC, market operator. We operate the leading electronic integrated futures and OTC marketplace for trading a broad array of energy products, as well as a leading soft commodities exchange. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets. Through our widely-distributed electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities and financial contracts. We conduct our regulated U.K. futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. ICE Futures U.S. has a wholly-owned clearing house subsidiary called ICE Clear U.S. and ICE Futures Canada has a wholly-owned clearing house subsidiary called ICE Clear Canada. We completed our acquisition of ICE Futures U.S. on January 12, 2007 and our acquisition of ICE Futures Canada on August 27, 2007.
     We operate three business segments: a futures segment, a global OTC segment and a market data segment. In our futures markets, we offer trading in standardized derivative contracts on our regulated exchanges. In our OTC markets, we offer trading in over-the-counter, or off-exchange, derivative contracts, including contracts that provide for the physical delivery of an underlying commodity or for financial settlement based on the price of an underlying commodity. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers.

     Our business is primarily transaction based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in commodities prices. Price volatility increases the need to hedge contractual price risk and creates opportunities for the exchange of risk between hedgers and speculators. Changes in our futures trading volumes and OTC average daily commissions have also been driven by varying levels of liquidity and volatility both in our markets and in the broader commodities markets, which influence trading volumes across all of the markets we operate.
     We operate our futures and OTC markets exclusively on our electronic platform and we offer ICE Futures U.S.’s soft commodity options markets on both our electronic platform and through our trading floor based in New York. During the three months ended March 31, 2008, we closed our futures open-outcry trading floors in New York and Dublin and now only offer soft commodity options markets through the open-outcry trading floor in New York. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of commodities as a tradable, investable asset class, has contributed to and will likely support continued secular growth in the global markets. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in derivatives trading on a global basis. We do not risk our own capital by engaging in any trading activities.
Financial Highlights
•	Our consolidated revenues increased by 63.7% to $207.2 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to increased contract volumes in our futures and OTC markets resulting from increased volatility, organic growth and acquisitions.

•	Our consolidated operating expenses increased by 34.0% to $62.9 million for the three months ended March 31, 2008, compared to the same period in 2007, primarily due to acquisitions, higher cash and non-cash compensation costs, costs associated with the establishment of ICE Clear Europe, the closure of our futures trading floors in New York and Dublin and increased technology spending and the associated depreciation expenses.

•	Our consolidated operating margin increased to 69.6% for the three months ended March 31, 2008, compared to 62.9% for the same period in 2007.

•	Our consolidated net income increased by 66.0% to $92.3 million for the three months ended March 31, 2008, compared to the same period in 2007.
     On a consolidated basis, we recorded $207.2 million in revenues for three months ended March 31, 2008, a 63.7% increase compared to $126.6 million for the three months ended March 31, 2007. Consolidated net income was $92.3 million for the three months ended March 31, 2008, a 66.0% increase compared to $55.6 million for the three months ended March 31, 2007. The financial results for the three months ended March 31, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors. The financial results for the three months ended March 31, 2007 include a gain of $9.3 million relating to the sale of our former open-outcry disaster recovery site in London.
     During the three months ended March 31, 2008, 62.5 million contracts were traded in our futures markets, up 38.7% from 45.1 million contracts traded during the three months ended March 31, 2007. During the three months ended March 31, 2008, 67.5 million contract equivalents were traded in our OTC markets, up 67.0% from 40.4 million contract equivalents traded during the three months ended March 31, 2007.

Global Clearing Strategy
     In April 2007, we announced our intention to establish a European clearing house, based in London, as part of our strategic plan to offer clearing services through our wholly-owned clearing businesses in the U.S., Canada and the U.K. Currently, clearing services for our U.K. energy futures and cleared OTC businesses are outsourced to LCH.Clearnet Ltd., a third party U.K. clearing house. We provide our clearing services in the U.S. for all ICE Futures U.S. contracts through ICE Clear U.S., and in Canada through ICE Clear Canada for all contracts traded through ICE Futures Canada.
     To date, we have completed significant elements of our plan for ICE Clear Europe, including the successful completion of a major technology test with clearing firms in March 2008. We intend to begin clearing our energy futures and OTC contracts through ICE Clear Europe in the third quarter of 2008. We believe that gaining greater control over this core clearing capability will allow us to introduce more products and services to the futures and OTC markets for broker-dealers and for our customers, as well as ensure technology and operational service levels meet the efficiency standards that we have set within our execution business. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products on a competitive basis with other derivatives exchanges that manage their own clearing and risk management services. Finally, it is our objective to provide a clearing model that benefits customers and clearing firms alike, through technological innovation, offering a competitive alternative for clearing for new products and new exchanges, competitive pricing, greater profit participation by member firms and new value-added services. Longer term, we anticipate that collectively, our European, Canadian and U.S. clearing houses may partner to serve our global customer base across the commodities and financial products marketplace, in an innovative and capital efficient manner. Our clearing strategy is designed to complement our diverse markets while meeting the risk management and capital and regulatory requirements of an expanding global marketplace.
     Prior to commencing operations, ICE Clear Europe must be recognized by the Financial Services Authority, or FSA, as a Recognised Clearing House. Our application is currently being considered by the relevant U.K. authorities, and we are expecting to be informed of their decision imminently.
     On July 18, 2007, we formally notified LCH.Clearnet of our intention to terminate our clearing agreements with them and provided the required one year’s written notices of termination of these agreements. The notices of termination specify that the termination date will be a date agreed to between the parties, or, in the event that no agreement is reached between the parties regarding a termination date, will be the date that is twelve months from the date of notice, or July 18, 2008.
Regulation
     Members of Congress have recently considered legislation seeking to subject electronic trading of OTC energy derivatives to certain of the CFTC regulations applicable to regulated exchanges. Presently, each of the United States Senate and House of Representatives has passed separate versions of legislation that would subject certain of our OTC contracts that are deemed by the CFTC to perform a “significant price discovery function” to additional regulation. The legislation is presently attached to versions of the Farm Bill that have not yet been reconciled between the Senate and the House of Representatives.
     Additional recent legislative proposals have been discussed that could change our regulatory environment or impact the manner in which we conduct our business. Such proposals include (i) eliminating our ability, or altering the requirements, to operate as an exempt commercial market, (ii) requiring that we operate our business as a regulated futures exchange that operates as a self regulatory organization, (iii) requiring certain participants on exempt commercial markets to file reports on their positions, (iv) prohibiting energy traders from entering trades unless the trader could prove that they could take delivery of the commodity, and (v) imposing a tax on transactions in the futures market to fund the CFTC. Further, in March 2008, the Department of the Treasury released its Blueprint for a Modernized Financial Regulatory Structure that recommends merging the CFTC and the Securities and Exchange Commission, which would result in combined oversight over the commodities and securities markets.
     If any of the above referenced actions are adopted, they could restrict or foreclose some portions of our business, require us and our participants to operate under heightened regulatory requirements and incur additional costs in order to comply with new regulations.

Variability in Quarterly Comparisons
     In addition to general conditions in the financial markets and in the commodities markets in particular, trading has historically been subject to variability in trading volumes due to a number of key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, availability of capital, the number of trading days in a period and seasonality. These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results when, for example, these comparisons are between quarters in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.
Segment Reporting
     For financial reporting purposes, our business is currently divided into three segments: our futures segment, our global OTC segment and our market data segment. In the prior quarters in 2007, we reported four segments, including a U.K. futures segment and a U.S. futures segment, which included ICE Futures Canada since its acquisition in August 2007. We have combined our U.K. futures segment and our U.S. futures segment into one single futures segment to better reflect the manner in which management views the business. For a discussion of these segments and related financial disclosure, refer to Note 13 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Intersegment Fees
     Our global OTC segment provides and supports the platform for electronic trading in our futures segment. Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures segment. Our futures segment and our global OTC segment provide trading information to our market data segment. Our market data segment provides marketing and other promotional services to our global OTC segment. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.
  Our Futures Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Three Months Ended March 31,
	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
ICE Brent Crude futures	$23,109	22.7%	$22,121	33.8%
ICE WTI Crude futures	13,030	12.8	12,670	19.3
ICE Gas Oil futures	10,929	10.7	8,329	12.7
Sugar futures and options	26,248	25.8	8,835	13.5
Other futures products and options	24,069	23.7	10,120	15.5
Intersegment fees	1,111	1.1	817	1.2
Other	3,264	3.2	2,617	4.0

Total revenues	101,760	100.0	65,509	100.0

Operating expenses:
Selling, general and administrative expenses(1)(2)	21,449	21.1	18,576	28.4
Intersegment expenses	7,458	7.3	9,450	14.4
Depreciation and amortization(2)	1,919	1.9	1,043	1.6

Total operating expenses	30,826	30.3	29,069	44.4

Operating income	70,934	69.7	36,440	55.6
Other income (expense), net(3)	465	0.5	10,460	16.0
Income tax expense	27,367	26.9	16,898	25.8

Net income	$44,032	43.3%	$30,002	45.8%

(1)	Includes compensation and benefits expenses and professional services expenses.

(2)	The financial results for the three months ended March 31, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.

(3)	The financial results for the three months ended March 31, 2008 include $1.5 million in interest expense relating to the Russell Licensing Agreement. The financial results for the three months ended March 31, 2007 include a net gain on disposal of an asset of $9.3 million. Refer to Notes 11 and 12 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on these two items.
     Transaction fees are presented net of rebates. We recorded rebates in our futures segment of $15.2 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase in the rebates is due primarily to an increase in the amount of rebates offered on the ICE WTI Crude futures contract resulting from higher contract volumes trading during the period. We offer rebates in certain of our markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate.
     In addition to our trading transaction fees, a futures participant must currently pay a clearing transaction fee to the clearing house for the benefit of clearing and another for the services of the relevant member clearing firm, or FCM. For ICE Futures U.S. and ICE Futures Canada, our transaction fees include both a trading and clearing fee as we own 100% of ICE Clear U.S. and ICE Clear Canada. However, consistent with our cleared OTC business, we currently do not derive any direct revenues from the clearing process associated with ICE Futures Europe and participants pay the clearing fees directly to LCH.Clearnet and the FCMs. However, we have announced plans to launch ICE Clear Europe and expect to begin providing clearing services in this market in the third quarter of 2008, subject to obtaining appropriate regulatory approvals. In the future, we expect to capture clearing revenues associated with our ICE Futures Europe business, the amount of which will depend upon many considerations, including attracting members to our clearing house.
     A contract is a standardized quantity of the physical commodity underlying each futures contract. The following table presents, for the periods indicated, trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	16,740	14,926
ICE WTI Crude futures	13,903	12,805
ICE Gas Oil futures	7,284	5,635
Sugar futures and options(1)	12,867	5,641
Other futures and options(2)	11,726	6,081

Total	62,520	45,088

(1)	Sugar futures began trading on January 12, 2007 in connection with the ICE Futures U.S. acquisition.

(2)	The increase in the number of other futures and options contracts traded primarily relates to the increase in trading of futures and options contracts on coffee, cotton and cocoa, which began trading on January 12, 2007 in connection with the ICE Futures U.S. acquisition.

     The following chart presents the futures transaction fee revenues by contract traded in our futures markets for the periods presented:
     The following table presents our average daily open interest for our futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Open interest – futures and option contracts:
ICE Brent Crude futures	562	618
ICE WTI Crude futures	550	510
ICE Gas Oil futures	265	322
Sugar futures and options	2,163	1,300
Cotton futures and options	781	454
Coffee futures and options	426	305
Cocoa futures and options	221	194
Other futures and options	648	414

Total	5,616	4,117

Our OTC Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our OTC segment:

	Three Months Ended March 31,
	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
North American natural gas	$59,543	58.9%	$36,183	57.7%
North American power	15,702	15.5	8,797	14.0
Other commodities markets	2,849	2.8	1,044	1.6
Electronic trade confirmation	1,953	1.9	1,242	2.0
Intersegment fees	7,820	7.7	9,943	15.9
Market data fees	11,517	11.4	4,871	7.8
Other	1,785	1.8	631	1.0

Total revenues	101,169	100.0	62,711	100.0

Operating expenses:
Selling, general and administrative expenses(1)	29,958	29.6	21,258	33.9
Intersegment expenses	8,150	8.1	3,474	5.5
Depreciation and amortization	9,006	8.9	5,464	8.7

Total operating expenses	47,114	46.6	30,196	48.2

Operating income	54,055	53.4	32,515	51.8
Other expense, net	(2,495)	(2.5)	(2,287)	(3.6)
Income tax expense	16,217	16.0	11,157	17.8

Net income	$35,343	34.9%	$19,071	30.4%

(1)	Includes compensation and benefits expenses and professional services expenses.

     Transaction fees are presented net of rebates. We recorded rebates in our global OTC segment of $2.8 million and $677,000 for the three months ended March 31, 2008 and 2007, respectively. Revenues in our global OTC segment are generated primarily through transaction fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume.
     In addition to our trading transaction fees, a participant that chooses to clear an OTC trade must currently pay a fee to LCH.Clearnet for the benefit of clearing and another for the services of the relevant FCM. Consistent with our ICE Futures Europe business, we currently do not derive any direct revenues from the OTC clearing process and participants pay the clearing fees directly to LCH.Clearnet and the FCMs. However, we have announced plans to launch ICE Clear Europe and expect to begin providing clearing services in this market in the third quarter of 2008, subject to obtaining appropriate regulatory approvals. In the future, we expect to capture clearing revenues associated with our global OTC segment, the amount of which will depend upon many considerations, including attracting members to our clearing house. For the three months ended March 31, 2008 and 2007, transaction fees related to cleared trades represented 71.5% and 72.3% of our total OTC revenues, respectively, net of intersegment fees. We intend to continue to support the introduction of these products in response to the requirements of our participants.
     The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our OTC markets:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
Total Volume — OTC:
North American natural gas (in million British thermal units, or MMBtu)	156,104	91,919
North American power (in megawatt hours)	1,802	1,260
Global oil (in equivalent barrels of oil)	235	195

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Number of OTC contracts traded:
North American natural gas	62,442	36,771
North American power	2,806	1,948
Global oil and other	2,252	1,690

Total	67,500	40,409

     The following chart presents the commission fee revenues by commodity traded in our OTC markets for the periods presented:
     The following table presents our average monthly open interest for our cleared OTC contracts:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Open interest – cleared OTC contracts:
North American natural gas	6,720	3,855
North American power	1,184	784
Global oil and refined products	31	20

Total	7,935	4,659

Our Market Data Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Three Months Ended March 31,
	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$13,203	62.1%	$9,148	72.8%
Intersegment fees	8,061	37.9	3,410	27.2
Other	13	—	—	—

Total revenues	21,277	100.0	12,558	100.0

Operating expenses:
Selling, general and administrative expenses(1)	581	2.7	622	5.0
Intersegment expenses	1,384	6.5	1,246	9.9
Depreciation and amortization	21	0.1	2	0.1

Total operating expenses	1,986	9.3	1,870	15.0

Operating income	19,291	90.7	10,688	85.0
Other income (expense), net	169	0.8	48	0.4
Income tax expense	6,545	30.8	4,223	33.6

Net income	$12,915	60.7%	$6,513	51.9%

(1)	Includes compensation and benefits expenses and professional services expenses.
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

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except for percentages)
Operating Data:

Our Market Share of Selected Key Products:

Total crude oil futures contracts traded globally	64,135	57,259
ICE Brent Crude oil futures contracts traded	16,740	14,926
ICE WTI Crude oil futures contracts traded	13,903	12,805
Our crude oil futures market share	47.8%	48.4%

Total cleared OTC Henry Hub natural gas contracts traded on us and NYMEX-ClearPort	53,439	33,733
Our cleared OTC Henry Hub natural gas contracts traded	46,056	29,508
Our market share — cleared OTC Henry Hub natural gas vs. NYMEX-ClearPort	86.2%	87.5%

Total cleared OTC PJM financial power contracts traded on us and NYMEX- ClearPort	865	723
Our cleared OTC PJM financial power contracts traded	861	689
Our market share — cleared OTC PJM financial power vs. NYMEX-ClearPort	99.5%	95.4%

Our Average Daily Trading Fee Revenues:
Our futures business average daily exchange fee revenues	$1,570	$1,028

Our bilateral OTC business average daily commission fee revenues	186	129
Our cleared OTC business average daily commission fee revenues	1,094	626

Our OTC business average daily commission fee revenues	1,280	755

Our total average daily exchange fee and commission fee revenues	$2,850	$1,783

Our Trading Volume:
Futures volume	62,520	45,088
Futures average daily volume	1,005	741
OTC volume	67,500	40,409
OTC average daily volume	1,107	662
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	52%	46%
Banks and financial institutions	22%	23%
Liquidity providers	26%	31%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Overview
     Consolidated net income increased $36.7 million, or 66.0%, to $92.3 million for the three months ended March 31, 2008 from $55.6 million for the comparable period in 2007. Net income from our futures segment increased $14.0 million, or 46.8%, to $44.0 million for the three months ended March 31, 2008 from $30.0 million for the comparable period in 2007, primarily due to higher transaction fee revenues. Net income from our global OTC segment increased $16.3 million, or 85.3%, to $35.3 million for the three months ended March 31, 2008 from $19.1 million for the comparable period in 2007, primarily due to higher transaction fee revenues. Net income from our market data segment increased $6.4 million, or 98.3%, to $12.9 million for the three months ended March 31, 2008 from $6.5 million for the comparable period in 2007, primarily due to increased market data fees in our global OTC business. Consolidated operating income, as a percentage of consolidated revenues, increased to 69.6% for the three months ended March 31, 2008 from 62.9% for the comparable period in 2007. Consolidated net income, as a percentage of consolidated revenues, increased to 44.5% for the three months ended March 31, 2008 from 43.9% for the comparable period in 2007.
     Our consolidated revenues increased $80.6 million, or 63.7%, to $207.2 million for the three months ended March 31, 2008 from $126.6 million for the comparable period in 2007. This increase is primarily attributable to increased trading volumes in our futures and OTC markets and increased market data fees.
     Consolidated operating expenses increased $16.0 million to $62.9 million for the three months ended March 31, 2008 from $47.0 million for the comparable period in 2007, representing an increase of 34.0%. This increase is primarily attributable to additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with acquisitions, professional services expenses incurred relating to the establishment of ICE Clear Europe and due to higher compensation expenses incurred during the three months ended March 31, 2008 primarily resulting from higher non-cash compensation expenses and severance costs associated with the ICE Futures U.S. floor closure.
Revenues
Transaction Fees
     Consolidated transaction fees increased $68.1 million, or 62.3%, to $177.4 million for the three months ended March 31, 2008 from $109.3 million for the comparable period in 2007. Transaction fees, as a percentage of consolidated revenues, decreased to 85.6% for the three months ended March 31, 2008 from 86.4% for the comparable period in 2007.
     Transaction fees generated in our futures segment increased $35.3 million, or 56.9%, to $97.4 million for the three months ended March 31, 2008 from $62.1 million for the comparable period in 2007, while decreasing as a percentage of consolidated revenues to 47.0% for the three months ended March 31, 2008 from 49.0% for the comparable period in 2007. The increase in transaction fees was primarily due to a 38.7% increase in our futures contract volumes, which was primarily attributable to increased liquidity brought by electronic trading, new market participants, the acquisition of ICE Futures U.S. on January 12, 2007 and increased price volatility primarily relating to real and perceived supply and demand imbalances, geopolitical events and weather. Volumes in our futures segment increased to 62.5 million contracts during the three months ended March 31, 2008 from 45.1 million contracts during the comparable period in 2007. The increase in transaction fees also reflects greater relative volume growth for contracts traded on our ICE Futures U.S. exchange which earn a higher transaction fee or rate per contract. Average transaction fees per trading day increased 52.7% to $1.6 million per trading day for the three months ended March 31, 2008 from $1.0 million per trading day for the comparable period in 2007.
     Transaction fees generated in our global OTC segment increased $32.8 million, or 69.4%, to $80.0 million for the three months ended March 31, 2008 from $47.3 million for the comparable period in 2007 primarily due to increased trading volumes. Increased trading volumes were primarily due to increased hedging and price volatility during the three months ended March 31, 2008 relating to real and perceived supply and demand imbalances, geopolitical events and weather, and due to the acquisitions of Chatham Energy Partners, LLC and ChemConnect, Inc. in 2007. Transaction fees in this segment, as a percentage of consolidated revenues, increased to 38.6% for the three months ended March 31, 2008 from 37.3% for the comparable period in 2007. Volumes in our global OTC segment increased 67.0% to 67.5 million contracts traded during the three months ended March 31, 2008 from 40.4 million contracts traded during the comparable period in 2007. Average transaction fees per trading day increased 69.7% to $1.3 million per trading day for the three months ended March 31, 2008 from $755,000 per trading day for the comparable period in 2007.
     Revenues derived from electronic trade confirmation fees in our global OTC segment increased $711,000, or 57.3%, to $2.0 million for the three months ended March 31, 2008 from $1.2 million for the comparable period in 2007. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, decreased to 0.9% for the three months ended March 31, 2008 from 1.0% for the comparable period in 2007.
Market Data Fees
     Consolidated market data fees increased $10.7 million, or 76.3%, to $24.7 million for the three months ended March 31, 2008 from $14.0 million for the comparable period in 2007. This increase was primarily due to increased data access fees generated in our OTC market and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated by our futures markets. During the three months ended March 31, 2008 and 2007, we recognized $12.0 million and $5.2 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. The increase in the data access fees were due to both an increase in the fees charged for data access, which came into effect October 1, 2007, and an increase in the number of customers. During the three months ended March 31, 2008 and 2007, we recognized $10.8 million and $7.3 million, respectively, in terminal and license fees from data vendors in our futures segment. The increase in the market data fees received from data vendors in our futures segment were due to both an increase in the average charge per terminal and an increase in the number of terminals. Consolidated market data fees, as a percentage of consolidated revenues, increased to 11.9% for the three months ended March 31, 2008 from 11.1% for the comparable period in 2007.
Other Revenues
     Consolidated other revenues increased $1.8 million, or 55.9%, to $5.1 million for the three months ended March 31, 2008 from $3.2 million for the comparable period in 2007. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 2.4% for the three months ended March 31, 2008 from 2.6% for the comparable period in 2007.
Expenses
Compensation and Benefits
     Consolidated compensation and benefits expenses increased $8.9 million, or 41.0%, to $30.7 million for the three months ended March 31, 2008 from $21.8 million for the comparable period in 2007. This increase was primarily due to a $4.1 million increase in non-cash compensation expenses and $1.7 million of severance costs associated with the closure of our futures open-outcry trading floors in New York and Dublin. Also, to a lesser extent, the increase was due to higher bonus accruals that are tied to some portion of our OTC revenue performance and due to the addition of more highly skilled and compensated employees, primarily relating to our acquisitions and growth in our technology staff. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $7.9 million for the three months ended March 31, 2008 as compared to $3.8 million for the three months ended March 31, 2007. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006 and December 2007. We currently expect to record non-cash compensation expenses of approximately $25 million for the remaining nine months of 2008. However, this amount could increase up to approximately $40 million for the remaining nine months of 2008 if the maximum performance level is met related to the performance-based restricted shares granted in December 2007. For a discussion of our performance-based restricted shares, see Note 7 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 14.8% for the three months ended March 31, 2008 from 17.2% for the comparable period in 2007 primarily due to increased revenues
Professional Services
     Consolidated professional services expenses increased $2.1 million, or 43.4%, to $7.0 million for the three months ended March 31, 2008 from $4.9 million for the comparable period in 2007. This increase was primarily due to $1.6 million in professional services expenses incurred during the three months ended March 31, 2008 relating to ICE Clear Europe, our European clearing house, which we are in the process of establishing, compared to $531,000 incurred during the three months ended March 31, 2007. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.4% for the three months ended March 31, 2008 from 3.8% for the comparable period in 2007 primarily due to increased revenues.
Patent Royalty
     Patent royalty expenses were $1.7 million for the three months ended March 31, 2007. Consolidated patent royalty expenses, as a percentage of consolidated revenues, was 1.3% for the three months ended March 31, 2007. The patent licensing agreement terminated in February 2007.
Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $2.2 million, or 18.2%, to $14.3 million for the three months ended March 31, 2008 from $12.1 million for the comparable period in 2007. This increase was primarily due to increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 6.9% for the three months ended March 31, 2008 from 9.6% for the comparable period in 2007 primarily due to increased revenues.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $4.4 million, or 68.2%, to $10.9 million for the three months ended March 31, 2008 from $6.5 million for the comparable period in 2007. This increase was primarily due to additional depreciation expenses recorded on fixed asset additions incurred during 2007 and during the three months ended March 31, 2008 and due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2007 and during the three months ended March 31, 2008. We recorded amortization expenses on the acquired intangible assets of $3.4 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 5.3% for the three months ended March 31, 2008 from 5.1% for the comparable period in 2007.
Other Income (Expense)
     Consolidated other income (expense) decreased from other income of $8.2 million for the three months ended March 31, 2007 to other expense of $1.9 million for the three months ended March 31, 2008. This decrease primarily related to a gain recognized on the sale of an asset during the three months ended March 31, 2007 and an increase in interest expense during the three months ended March 31, 2008. We recognized a gain of $9.3 million during the three months ended March 31, 2007 on the sale of our former open-outcry disaster recovery site in London. Interest expense increased $1.3 million to $5.1 million for the three months ended March 31, 2008 from $3.8 million for the comparable period in 2007 primarily due to $1.5 million in interest expense recorded relating to the Russell Licensing Agreement.
Income Taxes
     Consolidated tax expense increased $17.9 million to $50.1 million for the three months ended March 31, 2008 from $32.3 million for the comparable period in 2007, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 35.2% for the three months ended March 31, 2008 from 36.7% for the comparable period in 2007, primarily due to the decision in the second quarter of 2007 to indefinitely reinvest the earnings of our foreign subsidiaries, thus eliminating the need to accrue U.S. taxes on these earnings.
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

	Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,
	2008(1)	2007	2007	2007(2)	2007(3)
	(In thousands)
Revenues:
Transaction fees, net:
Futures:
ICE Brent Crude futures	$23,109	$21,320	$22,071	$21,796	$22,121
ICE WTI Crude futures	13,030	12,592	12,791	11,889	12,670
ICE Gas Oil futures	10,929	10,599	10,051	7,911	8,329
Sugar futures and options	26,248	12,160	12,829	14,823	8,835
Other futures products and options	24,069	15,729	15,591	14,366	10,120
OTC:
North American natural gas	59,543	43,410	41,665	34,275	36,183
North American power	15,702	12,627	12,212	9,713	8,797
Other commodities markets	2,849	2,393	2,199	1,237	1,044
Electronic trade confirmation services	1,953	1,725	1,681	1,362	1,242
Market data fees	24,720	23,306	17,225	15,846	14,019
Other	5,062	3,435	3,420	3,436	3,248

Total revenues	207,214	159,296	151,735	136,654	126,608

Operating expenses:
Compensation and benefits	30,679	34,913	23,009	21,717	21,758
Professional services	6,972	4,820	6,650	6,714	4,863
Patent royalty	—	—	—	—	1,705
CBOT merger-related transaction costs	—	33	144	10,944	—
Selling, general and administrative	14,337	13,457	12,170	13,002	12,130
Depreciation and amortization	10,946	9,546	8,898	7,748	6,509

Total operating expenses	62,934	62,769	50,871	60,125	46,965

Operating income	144,280	96,527	100,864	76,529	79,643
Other income (expense), net	(1,861)	(438)	(1,590)	(1,322)	8,221
Income tax expense	50,129	31,437	32,593	21,514	32,278

Net income	$92,290	$64,652	$66,681	$53,693	$55,586

(1)	The financial results for the three months ended March 31, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.

(2)	The financial results for the three months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs.

(3)	The financial results for the three months ended March 31, 2007 include the results of ICE Futures U.S. for the period from January 13, 2007 to March 31, 2007 and also include a gain of $9.3 million relating to the sale our former open-outcry disaster recovery site in London.
Liquidity and Capital Resources
     Since our inception we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions, and marketing and development of our electronic trading platform. We financed the cash portion of the merger with ICE Futures U.S. in 2007 with cash on hand and borrowings under a senior unsecured credit facility discussed below. We financed the other acquisitions we made in 2007 and 2008 with cash on hand. In the future, we may need to incur additional debt or issue additional equity in connection with our strategic acquisitions or investments. See also “Futures Capital Requirements” below.

     We had consolidated cash and cash equivalents of $215.9 million and $119.6 million as of March 31, 2008 and December 31, 2007, respectively. We had $70.2 million and $141.0 million in short-term and long-term investments as of March 31, 2008 and December 31, 2007, respectively and $25.2 million and $22.6 million in restricted cash as of March 31, 2008 and December 31, 2007, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to FSA requirements or through restrictions in specific agreements, as restricted cash.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$79,345	$30,831
Investing activities	32,231	(386,702)
Financing activities	(15,256)	266,481
Effect of exchange rate changes	(40)	(3)

Net increase (decrease) in cash and cash equivalents	$96,280	$(89,393)

Operating Activities
     Consolidated net cash provided by operating activities was $79.3 million and $30.8 million for the three months ended March 31, 2008 and 2007, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $48.3 million increase in net cash provided by operating activities for the three months ended March 31, 2008 from the comparable period in 2007 is primarily due to the $14.0 million increase in the futures business segment’s net income, the $16.3 million increase in the OTC business segment’s net income, and the $6.4 million increase in the market data business segment’s net income for the three months ended March 31, 2008 from the comparable period in 2007.
Investing Activities
     Consolidated net cash provided by (used in) investing activities was $32.2 million and ($386.7 million) for the three months ended March 31, 2008 and 2007, respectively. Consolidated net cash provided by (used in) investing activities for the three months ended March 31, 2008 and 2007 primarily relates to cash paid for acquisitions, sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We paid out cash for acquisitions, net of cash acquired, of $29.6 million and $392.3 million for the three months ended March 31, 2008 and 2007, respectively. We had a net decrease in investments classified as available-for-sale of $70.8 million and $18.0 million for the three months ended March 31, 2008 and 2007, respectively. We incurred capitalized software development costs of $3.3 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively, and we had additional capital expenditures of $3.1 million and $10.2 million for the three months ended March 31, 2008 and 2007, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform.

Financing Activities
     Consolidated net cash provided by (used in) financing activities was ($15.3 million) and $266.5 million for the three months ended March 31, 2008 and 2007, respectively. Consolidated net cash used in financing activities for the three months ended March 31, 2008 primarily relates to $40.6 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $9.4 million in repayments for the credit facilities, partially offset by $32.7 million in excess tax benefits from stock-based compensation. Consolidated net cash provided by financing activities for the three months ended March 31, 2007 primarily relates to the $250.0 million in proceeds received from the credit facilities and $32.5 million in excess tax benefits from stock-based compensation, partially offset by $17.3 million in cash payments related to treasury shares received for restricted stock and stock option tax payments.
Loan Agreements
     We financed the cash portion of the ICE Futures U.S. acquisition with cash on hand and borrowings under a senior unsecured credit facility, or the Credit Agreement, dated January 12, 2007. The Credit Agreement provides for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million, which we collectively refer to as the Credit Facilities. We used the proceeds of the $250.0 million term loan along with $166.8 million of cash on hand to finance the $416.8 million cash component of the ICE Futures U.S. acquisition. Under the terms of the Credit Agreement, we can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time until its termination on January 12, 2010. We have agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S. to provide liquidity in the event of a default by a clearing member. The remaining amount under the revolving credit facility can be used by us for general corporate purposes.
     As of March 31, 2008, we had a $212.5 million three month LIBOR loan outstanding with a stated interest rate of 3.32% per annum. For the borrowings under the term loan facility, we began making payments on June 30, 2007, and will make payments quarterly thereafter until January 12, 2012, the fifth anniversary of the closing date of the merger with ICE Futures U.S. The Credit Agreement includes an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The Credit Agreement requires us to use 100% of the net cash proceeds raised from debt issuances or asset dispositions, with certain limited exceptions, to prepay outstanding loans under the Credit Facilities. With limited exceptions, we may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty upon written notice to the Administrative Agent. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with all applicable covenants under the Credit Agreement.
Future Capital Requirements
     Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make capital expenditures ranging between an aggregate of $36 million and $40 million in 2008, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We believe that our cash flows from operations and our $250.0 million revolving credit facility will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2009.
Contractual Obligations and Commercial Commitments
     In the first quarter of 2008, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2007, or our 2007 Form 10-K.

Off-Balance Sheet Arrangements
     We currently do not have any relationships to unconsolidated entities or financial partnerships that have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.
New and Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective in 2008, except as amended by FASB Staff Position SFAS No, 157-2, discussed below. We adopted the effective portions of SFAS No. 157 on January 1, 2008. The impact of our adoption of SFAS No. 157 was not material to our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We adopted SFAS No. 159 on January 1, 2008 and did not elect the fair value options under SFAS No. 159. The impact of our adoption of SFAS No. 159 had no effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.
     In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, or FSP No. 157-2, which delays the effective date of SFAS No. 157 from 2008 to 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect our adoption of FSP No. 157-2 to have a material impact on our consolidated financial statements.
Critical Accounting Policies and Estimates
     In the first quarter of 2008, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash, long-term investments and current and long-term debt as well as foreign currency exchange rate risk.
Interest Rate Risk
     As of March 31, 2008 and December 31, 2007, our cash and cash equivalents, short-term and long-term investments and restricted cash were $311.2 million and $283.2 million, respectively, of which $28.8 million and $16.0 million, respectively, were denominated in pounds sterling and Canadian dollars. The remaining investments are denominated in U.S. dollars. We would not expect our operating results or cash flows to be significantly affected by changes in market interest rates. We do not use our investment portfolio for trading or other speculative purposes.

     As of March 31, 2008, we had outstanding a $212.5 million term loan under our Credit Facilities which is subject to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $2.1 million, assuming no change in the volume or composition of our debt.
Foreign Currency Exchange Rate Risk
     We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations, which are received in or paid in pounds sterling, due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $355,000 and ($75,000) for the three months ended March 31, 2008 and 2007, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.9550 for the three months ended March 31, 2007 to 1.9788 for the three months ended March 31, 2008.
     Of our consolidated revenues, 1.4% and 0.9% were denominated in pounds sterling or Canadian dollars for the three months ended March 31, 2008 and 2007, respectively. Of our consolidated operating expenses, 6.8% and 16.3% were denominated in pounds sterling or Canadian dollars for the three months ended March 31, 2008 and 2007, respectively. As the pounds sterling or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. Our operating expenses, certain of which are denominated in pounds sterling, increased $105,000 for the three months ended March 31, 2008 as compared to the same period in the prior year due to the 1.2% increase in the average exchange rate of pounds sterling to the U.S. dollar for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. A 10% adverse change in the underlying foreign currency exchange rates would not have a significant impact on our financial condition or results of operations.
     All sales in our businesses are denominated in U.S. dollars, except for some small futures contracts at ICE Futures Europe and sales through ICE Futures Canada. We may experience gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our U.K. and Canadian subsidiaries financial statements that are denominated in pounds sterling or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
     In connection with our acquisition of ICE Futures Canada in August 2007, we have foreign currency translation risk equal to our net investment in certain Canadian subsidiaries. The revenues, expenses and financial results of these Canadian subsidiaries are denominated in Canadian dollars, which is the functional currency of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of March 31, 2008, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $31.0 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0120 as of December 31, 2007 to 0.9732 as of March 31, 2008.
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
Part II. Other Information
Item 1. Legal Proceedings
NYMEX Claim of Infringement
     On March 17, 2008, the United States Supreme Court declined to hear further appeals by the New York Mercantile Exchange, Inc., or NYMEX, in litigation originally brought by NYMEX in 2002 over the right of us to use publicly-available NYMEX settlement prices in connection with our OTC derivative products. NYMEX’s complaint alleged copyright infringement by us on the basis of our use of NYMEX’s publicly available settlement prices in two of our cleared OTC contracts. The complaint also alleged that we infringed and diluted NYMEX’s trademark rights by referring to NYMEX trademarks in certain swap contract specifications and that we tortiously interfered with a contract between NYMEX and the data provider that provides us with the NYMEX settlement prices pursuant to a license. We were granted summary judgment dismissing these claims by the United States District Court for the Southern District of New York, whose decision was subsequently upheld by the United States Court of Appeals for the Second Circuit. The decision of the United States Supreme Court not to hear further appeals in the case concludes the litigation.
Altman et al v. ICE Futures U.S.
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits, or the Permit Holders, of ICE Futures U.S. The plaintiffs alleged that, in violation of purported contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S. had not allowed its Permit Holders, including plaintiffs, to vote on the merger pursuant to which we acquired ICE Futures U.S., and had improperly denied the Permit Holders a portion of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. In addition to dismissing its claims, the court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders appealed the lower court’s ruling dismissing their complaint but did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. ICE Futures U.S. has opposed the appeal and sought affirmance of the lower court’s decision. Oral arguments for the case have been scheduled for early June 2008.
Item 1A. Risk Factors
     In the first quarter of 2008, there were no significant changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors”, in our 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 30, 2008, we entered into a definitive Agreement and Plan of Merger to acquire YellowJacket Software, Inc., or YellowJacket, a financial technology firm that operates an electronic trade negotiation platform offering a range of trading tools including instant communication, negotiation and data. The Merger Agreement was entered into by and between us, a wholly-owned subsidiary created by us, YellowJacket and two individuals. Pursuant to the terms of the Merger Agreement, YellowJacket merged with and into the wholly-owned subsidiary we created, and such wholly-owned subsidiary was the surviving entity. The consideration paid, or to be paid in relation to an earn-out mechanism based on YellowJacket’s revenue and market penetration, is a combination of cash and shares of our common stock, $0.01 par value. On February 11, 2008, 177,758 shares of our common stock were issued in the transaction to a limited number of “accredited investors” as defined in Rule 501 of the Securities Act of 1933, as amended. The majority of these shares will be distributed as deferred payments to former shareholders of YellowJacket in December of 2008, 2009 and 2010. All non-accredited investors that owned YellowJacket shares were paid cash in the merger. An escrow agent holds a portion of the shares of our common stock issued in the transaction and these shares are subject to indemnification claims by us if YellowJacket breaches its representations or warranties, among other things, in the Agreement and Plan of Merger. The value of the shares issued was based on the ten day average closing price of our stock before February 11, 2008, which was $132.00 per share. All of the shares issued in this transaction were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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

INTERCONTINENTALEXCHANGE, INC.
(Registrant)

Date: May 2, 2008	By:	/s/ Scott A. Hill

Scott A. Hill
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)