Form 10-Q
period 2008-06-30
INTERCONTINENTALEXCHANGE INC
filed 2008-08-04
CIK 1174746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑
As of July 31, 2008, the number of shares of the registrant’s Common Stock outstanding was 70,681,988 shares.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2008

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$362,858	$119,597
Restricted cash	23,891	19,624
Short-term investments	11,514	140,955
Customer accounts receivable, net of allowance for doubtful accounts of $608 and $370 at June 30, 2008 and December 31, 2007, respectively	78,376	52,018
Margin deposits and guaranty funds	781,651	792,052
Prepaid expenses and other current assets	20,563	17,848

Total current assets	1,278,853	1,142,094

Property and equipment, net	64,376	63,524

Other noncurrent assets:
Goodwill	1,054,071	1,009,687
Other intangible assets, net	541,227	537,722
Cost method investments	38,778	38,778
Long-term investments	6,060	—
Other noncurrent assets	12,693	4,540

Total other noncurrent assets	1,652,829	1,590,727

Total assets	$2,996,058	$2,796,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,980	$27,811
Accrued salaries and benefits	12,065	23,878
Current portion of long-term debt	40,625	37,500
Current portion of licensing agreement	11,549	10,572
Income taxes payable	22,093	11,687
Margin deposits and guaranty funds	781,651	792,052
Other current liabilities	13,532	7,461

Total current liabilities	912,495	910,961

Noncurrent liabilities:
Noncurrent deferred tax liability, net	107,447	108,739
Long-term debt	162,500	184,375
Noncurrent portion of licensing agreement	86,681	89,645
Unearned government grant	7,864	8,737
Other noncurrent liabilities	21,092	17,032

Total noncurrent liabilities	385,584	408,528

Total liabilities	1,298,079	1,319,489

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 71,585 and 70,963 shares issued at June 30, 2008 and December 31, 2007, respectively; 70,651 and 69,711 shares outstanding at June 30, 2008 and December 31, 2007, respectively	716	710
Treasury stock, at cost; 934 and 1,252 shares at June 30, 2008 and December 31, 2007, respectively	(56,008)	(30,188)
Additional paid-in capital	1,115,349	1,043,971
Retained earnings	608,862	431,708
Accumulated other comprehensive income	29,060	30,655

Total shareholders’ equity	1,697,979	1,476,856

Total liabilities and shareholders’ equity	$2,996,058	$2,796,345

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Transaction fees, net	$344,096	$226,713	$166,664	$117,372
Market data fees	50,213	29,865	25,493	15,846
Other	10,065	6,684	5,003	3,436

Total revenues	404,374	263,262	197,160	136,654

Operating expenses:
Compensation and benefits	61,602	43,475	30,923	21,717
Professional services	13,900	11,577	6,928	6,714
CBOT merger-related transaction costs	—	10,944	—	10,944
Patent royalty	—	1,705	—	—
Selling, general and administrative	30,017	25,132	15,680	13,002
Depreciation and amortization	21,790	14,257	10,844	7,748

Total operating expenses	127,309	107,090	64,375	60,125

Operating income	277,065	156,172	132,785	76,529

Other income (expense):
Interest and investment income	5,844	5,692	2,925	2,868
Interest expense	(9,176)	(8,124)	(4,041)	(4,329)
Other income (expense), net	325	9,331	(30)	139

Total other income (expense), net	(3,007)	6,899	(1,146)	(1,322)

Income before income taxes	274,058	163,071	131,639	75,207
Income tax expense	96,904	53,792	46,775	21,514

Net income	$177,154	$109,279	$84,864	$53,693

Earnings per common share:
Basic	$2.51	$1.60	$1.20	$0.78

Diluted	$2.48	$1.55	$1.19	$0.75

Weighted average common shares outstanding:
Basic	70,479	68,372	70,596	69,205

Diluted	71,376	70,496	71,403	71,228

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

							Accumulated Other Comprehensive Income Net Unrealized Gain (Loss) from
	Common				Additional		Foreign	Available-	Net	Total
	Stock		Treasury Stock		Paid-in	Retained	Currency	For-Sale	Investment	Shareholders'
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Equity
Balance, January 1, 2007	59,596	$596	(1,471)	$(9,748)	$245,030	$191,179	$29,863	$(2)	$(2,450)	$454,468
Other comprehensive income	—	—	—	—	—	—	3,183	61	—	3,244
Exercise of common stock options	1,044	11	(4)	(472)	9,920	—	—	—	—	9,459
Issuance of shares for acquisitions	10,303	103	—	—	707,560	—	—	—	—	707,663
Treasury shares received during acquisition	—	—	(1)	(197)	—	—	—	—	—	(197)
Treasury shares received for restricted stock and stock option tax payments	—	—	(181)	(24,814)	—	—	—	—	—	(24,814)
Stock-based compensation	—	—	—	—	25,415	—	—	—	—	25,415
Issuance of restricted stock	20	—	405	5,043	(5,043)	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	61,089	—	—	—	—	61,089
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(83)	—	—	—	(83)
Net income	—	—	—	—	—	240,612	—	—	—	240,612

Balance, December 31, 2007	70,963	710	(1,252)	(30,188)	1,043,971	431,708	33,046	59	(2,450)	1,476,856
Other comprehensive loss	—	—	—	—	—	—	(1,539)	(56)	—	(1,595)
Exercise of common stock options	287	3	(1)	(225)	3,829	—	—	—	—	3,607
Issuance of shares for acquisitions	179	2	—	—	24,735	—	—	—	—	24,737
Treasury shares received for restricted stock and stock option tax payments	—	—	(251)	(41,989)	—	—	—	—	—	(41,989)
Stock-based compensation	—	—	—	—	19,162	—	—	—	—	19,162
Issuance of restricted stock	156	1	570	16,394	(16,395)	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	40,047	—	—	—	—	40,047
Net income	—	—	—	—	—	177,154	—	—	—	177,154

Balance, June 30, 2008	71,585	$716	(934)	$(56,008)	$1,115,349	$608,862	$31,507	$3	$(2,450)	$1,697,979

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$177,154	$109,279	$84,864	$53,693
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,539)	(6)	464	(3)
Change in available-for-sale securities, net of tax	(56)	64	(34)	77

Comprehensive income	$175,559	$109,337	$85,294	$53,767

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income	$177,154	$109,279

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,790	14,257
Gain on disposal of assets	—	(9,267)
Amortization of debt issuance costs	360	292
Allowance for doubtful accounts	223	(140)
Net realized gains on sales of available-for-sale investments	(36)	(64)
Stock-based compensation	17,821	7,712
Deferred taxes	(1,741)	727
Excess tax benefits from stock-based compensation	(39,991)	(40,094)
Changes in assets and liabilities:
Customer accounts receivable	(26,498)	(15,895)
Prepaid expenses and other current assets	1,594	(560)
Noncurrent assets	(4,020)	(3,426)
Income taxes payable	50,411	32,395
Accounts payable, accrued salaries and benefits, and other liabilities	(5,515)	(412)

Total adjustments	14,398	(14,475)

Net cash provided by operating activities	191,552	94,804

Investing activities
Capital expenditures	(7,891)	(19,626)
Capitalized software development costs	(7,177)	(5,337)
Cash paid for acquisitions, net of cash acquired	(29,612)	(392,120)
Purchase of intangible assets	—	(8,454)
Proceeds from sale of assets	—	13,269
Proceeds from sales of available-for-sale investments	223,940	144,851
Purchases of available-for-sale investments	(100,592)	(174,650)
Increase in restricted cash	(8,291)	(976)

Net cash provided by (used in) investing activities	70,377	(443,043)

Financing activities
Proceeds from credit facilities	—	250,000
Repayments of credit facilities	(18,750)	(9,375)
Issuance costs for credit facilities	(1,519)	(2,052)
Excess tax benefits from stock-based compensation	39,991	40,094
Payments relating to treasury shares received for restricted stock and stock option tax payments	(41,989)	(19,279)
Proceeds from exercise of common stock options	3,607	5,454

Net cash provided by (used in) financing activities	(18,660)	264,842

Effect of exchange rate changes on cash and cash equivalents	(8)	(8)

Net increase (decrease) in cash and cash equivalents	243,261	(83,405)
Cash and cash equivalents, beginning of period	119,597	204,257

Cash and cash equivalents, end of period	$362,858	$120,852

Supplemental cash flow disclosure
Cash paid for income taxes	$55,251	$28,362

Cash paid for interest	$5,046	$7,254

Supplemental noncash investing activities
Common stock issued for acquisitions	$24,737	$707,663

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns 100% of ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company also owns 100% of ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the soft commodity, index and currency futures and options markets. The Company owns 100% of ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian Commodity Futures Exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg and Singapore. The Company does not risk its own capital by engaging in any trading activities or by extending credit to market participants.

2.	Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the six months and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations once adopted but the extent of the impact is dependent upon the size, complexity and number of acquisitions that are made in the future.

3.	Restricted Cash
     As a Recognized Investment Exchange, the Financial Services Authority (“FSA”) in the U.K. requires ICE Futures Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of June 30, 2008 and December 31, 2007, this amount was equal to $12.1 million and $13.1 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.
     The Company owns 100% of ICE Markets Limited, which is based in London and supports the markets for European energy commodities, performs helpdesk functions and is authorized by the FSA to act as an arranger of deals in investments. The FSA requires ICE Markets Limited to maintain a minimum level of financial resources, which is calculated monthly on the basis of 25% of the relevant annual expenditures, adjusted for any illiquid assets. As of June 30, 2008 and December 31, 2007, the resource requirement was equal to $1.8 million and $2.7 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.
     ICE Clear Europe has been formed by the Company to serve as a clearing house to perform the clearing and settlement of each futures and options contract that will trade through ICE Futures Europe and for all of the Company’s cleared OTC products. ICE Clear Europe is expected to begin clearing these contracts in September 2008 upon the transition of the clearing function from LCH.Clearnet Ltd. ICE Clear Europe has been recognized by the FSA as a U.K. Recognized Clearing House. As such, the FSA requires ICE Clear Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of June 30, 2008, the resource requirement was equal to $7.2 million and is reflected as restricted cash in the accompanying consolidated balance sheet.
     Consistent with the other clearing houses that the Company owns, ICE Clear Europe will require that each clearing member make deposits in a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe will commit $100.0 million of its own cash as part of its guaranty fund. This contribution was made on July 3, 2008 and this cash will subsequently be reflected as restricted cash in the consolidated balance sheet. ICE Clear U.S. and ICE Clear Canada do not contribute to their respective guaranty funds.

4.	Short-Term and Long-Term Investments
     Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value using primarily quoted prices in active markets for identical securities, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of June 30, 2008, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Foreign government securities	$171	$1	$—	$172
U.S. Treasury securities	1,996	—	—	1,996
Equity securities	9	—	1	8
Corporate bonds	3,970	26	23	3,973
Municipal bonds	11,425	—	—	11,425

Total	$17,571	$27	$24	$17,574

     The contractual maturities of the investments as of June 30, 2008, were as follows (in thousands):

Estimated Fair
Value
Maturities:
Due within 1 year	$4,658
Due within 1 year to 5 years	1,491
Due within 5 years to 10 years	200
Due after 10 years	11,225

Total	$17,574

     Investments that the Company intends to hold for more than one year are classified as long-term investments. The Company currently expects to hold $6.1 million of the investments for more than one year and has classified them as long-term investments in the accompanying consolidated balance sheet as of June 30, 2008. The $6.1 million in long-term investments relates to auction rate securities that failed to settle at auction during the six months ended June 30, 2008 due to recent events in the credit markets. The fair values of these auction rate securities were determined based on level 3 unobservable inputs supported by little or no market activity that are significant to the fair value of the assets. The Company does not intend to hold any of the other investments for more than one year. Therefore, the Company has classified the remaining $11.5 million as short-term investments in the accompanying consolidated balance sheet as of June 30, 2008.
     The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less at the time of purchase to be cash equivalents. Due to the Company’s decision to shift more of its funds into cash equivalent investments, the available-for-sale short-term and long-term investments decreased from $141.0 million as of December 31, 2007 to $17.6 million as of June 30, 2008. The decision to invest more in cash and cash equivalent investments was primarily due to recent events in the credit markets, near term acquisition requirements and the need to deposit $100.0 million in the ICE Clear Europe guaranty fund in July 2008 (Note 3).

5.	Cost Method Investments
     The Company has an 8% equity stake in the National Commodity and Derivatives Exchange, Ltd (“NCDEX”), a derivatives exchange located in Mumbai, India, which it acquired for $37.0 million. In response to political pressure regarding high commodity prices, the Indian government recently suspended trading in several key contracts traded on NCDEX. It is not yet certain whether these suspensions will be permanent, and if so, if other-than-temporary impairment will result. In addition, the Company may be required to sell 3% of its 8% NCDEX stake as a result of a recent change in Indian law that limits the total ownership by foreign entities in Indian exchanges to a maximum of 5%. The Company currently believes there will be sufficient demand for its shares such that it will at least recover its carrying value if it is required to sell the 3% stake. If the Company cannot recover its carrying value, or if the suspended contracts lead to other-than-temporary impairment, the Company will recognize an impairment loss equal to the difference between the fair value and the carrying value of all of its 8% equity stake. The Company also has a 1.4% equity share investment in LCH.Clearnet, a third party clearing house that currently clears the Company’s OTC and energy futures contracts. The Company uses the cost method to account for these investments as the Company does not control and does not have the ability to exercise significant influence over the operating and financial policies of these companies.

6.	Goodwill
     The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2008 (in thousands):

Goodwill balance at December 31, 2007	$1,009,687
Acquisition of YellowJacket	46,834
Other activity	(2,450)

Goodwill balance at June 30, 2008	$1,054,071

     The Company completed its acquisition of YellowJacket Software, Inc. (“YellowJacket”) on February 13, 2008, which resulted in goodwill of $46.8 million (Note 10). The goodwill amount from the YellowJacket acquisition has been included in the global OTC segment for purposes of segment reporting and impairment testing. The other activity in the goodwill balance relates to adjustments to the purchase price and related goodwill for acquisitions completed in 2007, primarily relating to updated valuations of identified intangible assets, and to foreign currency translation adjustments. The Company did not recognize any impairment losses on goodwill during the six months or three months ended June 30, 2008 and 2007.

7.	Credit Agreements
     The Company has a senior unsecured credit agreement under which a term loan facility in the aggregate principal amount of $203.1 million is outstanding as of June 30, 2008, and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). No amounts are outstanding under the revolving credit facility as of June 30, 2008. Under the terms of the Credit Facilities, the Company may borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time until its termination on January 12, 2010. The Company has agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S., ICE Futures U.S.’s clearing organization, to provide short-term liquidity, if necessary, in the event of default by a clearing participant. The remaining amount under the revolving credit facility can be used by the Company for general corporate purposes.
     Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia Bank, National Association’s (“Wachovia”) prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. At June 30, 2008, the Company had a $203.1 million three-month LIBOR loan outstanding with a stated interest rate of 3.30% per annum, including the applicable margin rate at June 30, 2008 of 0.50% on the LIBOR loan. For the borrowings under the term loan facility, the Company began making payments on June 30, 2007, and will make payments quarterly thereafter until January 12, 2012, the fifth anniversary of the closing date of the merger with ICE Futures U.S.
     On June 27, 2008, the Company entered into a separate senior unsecured credit agreement (the “Credit Agreement”) with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The Credit Agreement provides for a 364-day revolving credit facility in the aggregate principal amount of $150.0 million, which may be increased to $200.0 million under certain conditions. The Credit Agreement is available for operational use solely by ICE Clear Europe, the Company’s wholly-owned European clearing house. ICE Clear Europe expects to begin clearing ICE Futures Europe’s contracts and the cleared OTC contacts during September 2008. Loans under the Credit Agreement shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 1.50% to 2.50% on the LIBOR loans and from 0.50% to 1.50% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. No amounts are outstanding under the Credit Agreement as of June 30, 2008.

8.	Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $17.8 million and $7.7 million for the six months ended June 30, 2008 and 2007, respectively, and $9.9 million and $3.9 million for three months ended June 30, 2008 and 2007, respectively.
     The following is a summary of stock options for the six months ended June 30, 2008:

		Weighted Average
		Exercise Price
	Number of Options	Per Option
Outstanding at December 31, 2007	1,359,087	$35.91
Exercised	(287,122)	13.16
Forfeited	(25,533)	13.35

Outstanding at June 30, 2008	1,046,432	42.70

     Details of stock options outstanding as of June 30, 2008 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise Price	Contractual Life	Value
	Number of Options	Per Option	(years)	(In thousands)
Vested or expected to vest	1,006,015	$39.11	6.8	$81,477
Exercisable	773,513	$21.00	6.3	$72,092

     The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $37.7 million and $74.7 million, respectively, and was $14.5 million and $24.6 million during the three months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there were $11.7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years as the stock options vest.
     There are 309,913 restricted shares that have been reserved for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are subject to a market condition that may reduce the number of shares that are issued if the 2008 Company total shareholder return falls below that of the S&P 500 Index. The reduction in the number of shares that could be issued if total shareholder return is below the return of the S&P 500 Index could be up to a maximum of 20%. These shares were granted in December 2007 and vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2008. The potential compensation expenses to be recognized over the three-year vesting period under these performance-based restricted shares range from $9.0 million to $44.9 million depending on which performance target is met in 2008. Under SFAS No. 123(R), the Company will recognize compensation costs, net of forfeitures, using an accelerated amortization method over the vesting period for awards with performance conditions. Compensation costs for such awards will be recognized only if it is probable that the condition will be satisfied. As of March 31, 2008, the Company determined that it was probable that the target performance level would be met and accrued at that level. As of June 30, 2008, the Company determined that it was probable that a performance level between the target and above target performance level will be met and the Company recorded non-cash compensation expenses in the accompanying consolidated statement of income of $7.0 million and $4.5 million for the six months and three months ended June 30, 2008, respectively, including a cumulative catch-up adjustment to non-cash compensation expenses of $1.9 million for the three months ended June 30, 2008. The remaining $15.9 million in non-cash compensation expenses will be expensed on an accelerated basis over the remaining vesting period. The Company will recognize expense throughout 2008 based on the Company’s quarterly assessment of the probable 2008 actual performance as compared to the 2008 financial performance targets.
     The following is a summary of the nonvested restricted shares for the six months ended June 30, 2008:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Shares	Value per Share
Nonvested at December 31, 2007	1,436,129	$73.56
Granted	37,723	137.96
Vested	(789,832)	19.52
Forfeited	(16,724)	92.30

Nonvested at June 30, 2008	667,296	131.83

     Restricted shares in the table above include both time-based and performance-based grants. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of June 30, 2008, there were $36.3 million in total unrecognized compensation costs related to the time-based restricted shares and the performance-based restricted shares, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 1.9 years as the restricted shares vest. These unrecognized compensation costs assume that a performance target level between the target and above target performance level will be met on the performance-based restricted shares granted in December 2007. During the six months ended June 30, 2008 and 2007, the total fair value of restricted stock vested under all restricted stock plans was $127.4 million and $19.9 million, respectively.

9.	Income Taxes
     The Company’s effective tax rate increased to 35.4% for the six months ended June 30, 2008 from 33.0% for the six months ended June 30, 2007 and to 35.5% for the three months ended June 30, 2008 from 28.6% for the three months ended June 30, 2007. The effective tax rate for the six months and three months ended June 30, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the six months and three months ended June 30, 2007 is lower than the federal statutory rate primarily due to a decrease in the amount of U.S taxes accrued on foreign earnings, tax exempt interest income and tax credits, which are partially offset by state taxes and non-deductible expenses.
     The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the U.S. totaled $297.8 million and $209.5 million as of June 30, 2008 and December 31, 2007, respectively. These earnings are not subject to U.S. income tax until they are distributed to the United States. Prior to 2007, the Company has provided for deferred U.S. federal income taxes on these undistributed earnings in the accompanying consolidated statements of income as they were determined not to be indefinitely reinvested. However, during 2007, the Company determined that all prior undistributed earnings of its foreign subsidiaries will be indefinitely reinvested outside the United States. The Company made this determination on the basis of sufficient evidence that demonstrates that it will invest the undistributed earnings overseas indefinitely. Determination of the amount of unrecognized deferred U.S. income tax liability on the undistributed earnings of the Company’s foreign subsidiaries is not practicable.

10.	Acquisitions
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

Reserve balance, January 12, 2007	$11,040
Increase in reserve	3,326
Cost applied against the reserve	(11,761)

Reserve balance, December 31, 2007	2,605
Cost applied against the reserve	(2,227)

Reserve balance, June 30, 2008	$378

     On February 13, 2008, the Company acquired YellowJacket for a combination of stock and cash. YellowJacket is a financial technology firm that operates electronic trade negotiation technology which offers a range of trading tools including instant communication, negotiation and data for various financial markets. With the YellowJacket platform, traders can aggregate and consolidate fragmented instant message-based communications and key transaction details on a single screen. The acquisition has been accounted for as a purchase business combination. The financial results of YellowJacket have been included in the OTC business segment from the date of acquisition.
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
     The Company will make additional payments in cash or stock to certain former shareholders of YellowJacket and former shareholders of certain other acquired companies if specified revenue targets or certain other strategic goals specified in the purchase agreements for those acquired companies are achieved. The maximum annual contingent payments that could be made in 2008, 2009 and 2010 are $14.0 million, $16.2 million and $79.2 million, respectively.
     On June 3, 2008, the Company entered into a definitive merger agreement to acquire Creditex Group, Inc. (“Creditex”) for a combination of stock and cash. Creditex is a market leader and innovator in the execution and processing of credit default swaps (“CDS”) with markets spanning the U.S., Europe and Asia. Creditex is a leader in the most liquid segments of the CDS market, including indexes, single-names and standardized tranches. The transaction consideration will total approximately $625 million, comprising approximately $565 million in the Company’s common stock and $60 million in cash, as well as a working capital adjustment to be finalized after the closing of the transaction. Upon the closing of the transaction, estimated to occur in the third quarter of 2008,

Creditex will be a wholly-owned subsidiary of the Company. The transaction has received FSA approval, as well as early termination of the applicable Hart-Scott-Rodino waiting period, but remains subject to U.S. Financial Industry Regulatory Authority approval.

11.	Clearing Organizations
     ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada (ICE Clear U.S. and ICE Clear Canada are referred to herein collectively as the “ICE Clearing Houses”). Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the counterparty on every contract cleared. Therefore, the Company does not reflect these unsettled contracts as assets and liabilities in the accompanying consolidated balance sheets. However, to the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, the ICE Clearing Houses bear counterparty credit risk in the event that future market movements create conditions that could lead to clearing members failing to meet their obligations to the ICE Clearing Houses. The ICE Clearing Houses reduce their exposure through a risk management program that includes initial and ongoing financial standards for admission as a clearing member, original and variation margin requirements and mandatory deposits to a guaranty fund (as described and defined below). The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations.
     Each of the ICE Clearing Houses requires all clearing members to maintain on deposit with it cash, money market mutual fund shares, U.S. Government obligations (with respect to ICE Clear U.S.), Canadian Government obligations (with respect to ICE Clear Canada) or letters of credit to secure payment of variation margin as may become due from the clearing members, and such deposits in total are known as original margin. ICE Clear U.S. marks all outstanding futures contracts to market at least twice daily and pays and collects option premiums daily. ICE Clear Canada marks all outstanding positions to market once per day. The payments of profits and losses are known as variation margin.
     Each of the ICE Clearing Houses requires that each clearing member make deposits in a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. All income earned from investing clearing members’ cash deposits in the Guaranty Fund belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income.
     Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that amount in full, the ICE Clearing House may utilize the Guaranty Fund deposits of all clearing members for that purpose. In addition, the relevant ICE Clearing House may assess its clearing members to meet any remaining shortfall. As of June 30, 2008, original margin cash deposits, unsettled variation margin cash deposits and Guaranty Fund cash deposits are as follows for ICE Clear U.S. and ICE Clear Canada (in thousands):

	ICE Clear U.S.	ICE Clear Canada	Total
Original margin	$734,631	$21,038	$755,669
Variation margin	10,485	4,983	15,468
Guaranty Fund	1,850	8,664	10,514

Total	$746,966	$34,685	$781,651

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
     In addition to the cash original margin, variation margin, and Guaranty Fund deposits made to the relevant ICE Clearing House, clearing members also pledge assets, including U.S. Government obligations, Canadian Government obligations, money market mutual funds and letters of credit to the relevant ICE Clearing House to mitigate its credit risk. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. These pledged assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. The amount that the clearing members are required to maintain in the original margin and Guaranty Fund accounts is determined by parameters established by the risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time.
     As of June 30, 2008, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S.
	Government	Money
	Securities at	Market
	Face Value	Mutual Fund
Original margin	$4,378,329	$1,121,680
Guaranty Fund	99,915	27,619

Total	$4,478,244	$1,149,299

     As of June 30, 2008, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian
	Government
	Securities at	Letters
	Face Value	Of Credit
Original margin	$67,430	$4,418
Guaranty Fund	26,181	—

Total	$93,611	$4,418

     ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits will be held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement will be reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. Clearing firms will maintain separate margin requirements with each clearing house and depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC; each clearing house may reduce that firm’s margin requirements. Cross margin deposits will be held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and customers. The agreement permits an individual clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house. As of June 30, 2008, ICE Clear U.S. had established connectivity with participating banks. Activity under this cross-margin agreement during the second quarter of 2008 was limited to the submission of a small number of test transactions by a single firm.

12.	Commitments and Contingencies
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
     In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual royalty payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of June 30, 2008, the assets related to the Licensing Agreement are $149.6 million and are included in other intangible assets in the accompanying consolidated balance sheet. The intangible assets are being amortized based on the Company’s valuations of the non-exclusive and the exclusive elements of the Licensing Agreement. For the six months and three months ended June 30, 2008, amortization expense related to the Licensing Agreement was $83,000 and $42,000, respectively, which reflects amortization on the non-exclusive portion of the intangible asset as the exclusive period has not yet commenced.
     Since the Company is required to make minimum annual royalty payments in order to maintain the Russell license rights, the Company has also recorded a liability based on the net present value of the total required payments as of the effective date of the Licensing Agreement. As of June 30, 2008, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $11.5 million and $86.7 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the six months and three months ended June 30, 2008, interest expense related to the Licensing Agreement was $3.0 million and $1.5 million, respectively.
   Legal Proceedings
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006 by certain holders of non-equity trading permits (“Permit Holders”) of ICE Futures U.S. The plaintiffs alleged that, in violation of purported contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S. had not allowed its Permit Holders, including plaintiffs, to vote on the merger pursuant to which the Company acquired ICE Futures U.S. and had improperly denied the Permit Holders a portion of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. In addition to dismissing its claims, the court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders appealed the lower court’s ruling dismissing their complaint but did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. The appeal was denied in its entirety by the appellate court in a decision issued on June 24, 2008. The Permit Holders may only appeal that decision with the express authorization of the appeals court. The time within which the Permit Holders may seek such authorization has not expired.
     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. However, the Company does not believe that the resolution of these matters, including those specifically discussed above, will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to the legal proceedings and claims.

13.	Asset Sale
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

14.	CBOT Merger-Related Transaction Costs
     The Company incurred incremental direct merger-related transaction costs of $10.9 million during the six months ended June 30, 2007 relating to the proposed merger with CBOT Holdings, Inc. (“CBOT”), including $3.3 million in costs that were incurred during the three months ended March 31, 2007 and which were capitalized as of March 31, 2007. The Company did not succeed in its proposed merger with CBOT, and the Chicago Mercantile Exchange Holdings, Inc. completed its acquisition of CBOT on July 13, 2007. The $10.9 million in merger-related transaction costs includes investment banking advisors, legal, accounting, proxy advisor, public relations services and other external costs directly related to the proposed transaction. These costs have been recorded as CBOT merger-related transaction costs in the accompanying consolidated statements of income for the six months and three months ended June 30, 2007.

15.	Segment Reporting
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

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
		(In thousands)
Six Months Ended June 30, 2008:
Revenues from external customers	$186,255	$191,024	$27,095	$404,374
Intersegment revenues	15,596	2,379	16,129	34,104
Depreciation and amortization	18,387	3,353	50	21,790
Interest and investment income	2,099	3,425	320	5,844
Interest expense	6,004	3,172	—	9,176
Income tax expense	34,284	49,699	12,921	96,904
Net income	67,493	83,229	26,432	177,154
Total assets	1,746,488	1,219,185	30,385	2,996,058
     Revenues from three clearing members of the futures segment comprised 15.6%, 13.3% and 12.2% of the Company’s futures revenues for the six months ended June 30, 2008. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If the clearing member ceased doing business, the Company believes that the trading firms would continue to conduct transactions through the Company and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the six months ended June 30, 2008.

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Six Months Ended June 30, 2007:
Revenues from external customers.	$105,351	$138,220	$19,691	$263,262
Intersegment revenues	17,281	1,837	7,122	26,240
Depreciation and amortization	11,565	2,687	5	14,257
Interest and investment income	2,791	2,701	200	5,692
Interest expense	7,982	142	—	8,124
Income tax expense	13,756	31,311	8,725	53,792
Net income	32,880	61,799	14,600	109,279
     Revenues from three clearing members of the futures segment comprised 13.3%, 12.2% and 10.7% of the Company’s futures revenues for the six months ended June 30, 2007. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If the clearing member ceased doing business, the Company believes that the trading firms would continue to conduct transactions through the Company and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the six months ended June 30, 2007.

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
		(In thousands)
Three Months Ended June 30, 2008:
Revenues from external customers	$92,907	$90,374	$13,879	$197,160
Intersegment revenues	7,776	1,268	8,068	17,112
Depreciation and amortization	9,380	1,435	29	10,844
Interest and investment income	1,045	1,743	137	2,925
Interest expense	2,464	1,577	—	4,041
Income tax expense	18,067	22,332	6,376	46,775
Net income	32,151	39,196	13,517	84,864
     Revenues from three clearing members of the futures segment comprised 16.0%, 13.6% and 13.3% of the Company’s futures revenues for the three months ended June 30, 2008. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If the clearing member ceased doing business, the Company believes that the trading firms would continue to conduct transactions through the Company and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended June 30, 2008.

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
		(In thousands)
Three Months Ended June 30, 2007:
Revenues from external customers	$52,583	$73,528	$10,543	$136,654
Intersegment revenues	7,338	1,020	3,712	12,070
Depreciation and amortization	6,101	1,644	3	7,748
Interest and investment income	1,155	1,558	155	2,868
Interest expense	4,226	103	—	4,329
Income tax expense	2,599	14,413	4,502	21,514
Net income	13,809	31,796	8,088	53,693
     Revenues from three clearing members of the futures segment comprised 12.4%, 11.5% and 10.4% of the Company’s futures revenues for the three months ended June 30, 2007. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If the clearing member ceased doing business, the Company believes that the trading firms would continue to conduct transactions through the Company and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended June 30, 2007.

16.	Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2008 and 2007:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic:
Net income	$177,154	$109,279	$84,864	$53,693

Weighted average common shares outstanding	70,479	68,372	70,596	69,205

Basic earnings per common share	$2.51	$1.60	$1.20	$0.78

Diluted:
Weighted average common shares outstanding	70,479	68,372	70,596	69,205

Effect of dilutive securities:
Stock options and restricted shares	897	2,124	807	2,023

Diluted weighted average common shares outstanding	71,376	70,496	71,403	71,228

Diluted earnings per common share	$2.48	$1.55	$1.19	$0.75

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
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 and other filings with the Securities and Exchange Commission.
     Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; increasing competition and consolidation in our industry; changes in domestic and foreign regulations or government policy; technological developments, including clearing developments; our initiative to establish a European clearing house and our global clearing strategy; the accuracy of our cost estimates and expectations, adjustments to exchange fees or commission rates; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2009; our ability to increase the connectivity to our marketplace; our ability to develop new products and services and pursue strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protecting our intellectual property rights and our ability to not violate the intellectual property rights of others; adverse litigation results; our belief in our electronic platform and disaster recovery system technologies and the ability to gain access to comparable products and services if our key technology contracts were terminated; and the risk that acquired businesses will not be integrated successfully or the revenue opportunities, cost savings and other anticipated synergies from the mergers may not be fully realized or may take longer to realize than expected. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
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
     Our business is primarily transaction based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in commodities prices. Price volatility increases the need to hedge contractual price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volumes and OTC average daily commissions have also been driven by varying levels of liquidity and volatility both in our markets and in the broader commodities markets, which influence trading volumes across all of the markets we operate.
     We operate our futures and OTC markets primarily on our electronic platform and we offer ICE Futures U.S.’s soft commodity options markets on both our electronic platform and through our trading floor based in New York. In February 2008, we closed our futures open-outcry trading floors in New York and Dublin and now only offer soft commodity options markets through the open-outcry trading floor in New York. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of commodities as a tradable, investable asset class, has contributed to and will likely support continued secular growth in the global markets. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in derivatives trading on a global basis. We do not risk our own capital by engaging in any trading activities.
     On June 3, 2008, we entered into a definitive merger agreement to acquire Creditex Group, Inc., or Creditex, for a combination of stock and cash. Creditex is a market leader and innovator in the execution and processing of credit default swaps, or CDS, with markets spanning the U.S., Europe and Asia. Creditex is a leader in the most liquid segments of the CDS market, including indexes, single-names and standardized tranches. The transaction consideration will total approximately $625 million, comprising approximately $565 million in our common stock and $60 million in cash, as well as a working capital adjustment to be finalized after the closing of the transaction. Upon the closing of the transaction, estimated to occur in the third quarter of 2008, Creditex will be our wholly-owned subsidiary. The transaction has received U.K. Financial Services Authority, or FSA, approval and early termination of the applicable Hart-Scott-Rodino waiting period, but still requires U.S. Financial Industry Regulatory Authority approval.
Financial Highlights
•	Consolidated revenues increased by 53.6% to $404.4 million for the six months ended June 30, 2008, compared to the same period in 2007, primarily due to increased contract volumes in our futures and OTC markets resulting from increased volatility, organic growth and acquisitions.

•	Consolidated operating expenses increased by 18.9% to $127.3 million for the six months ended June 30, 2008, compared to the same period in 2007, primarily due to acquisitions, higher cash and non-cash compensation costs, costs associated with the establishment of ICE Clear Europe, the closure of our futures trading floors in New York and Dublin and increased technology spending and related depreciation expenses, partially offset by CBOT Holdings, Inc., or CBOT, merger-related transaction costs incurred during the six months ended June 30, 2007.

•	Consolidated operating margin increased to 68.5% for the six months ended June 30, 2008, compared to 59.3% for the same period in 2007.

•	Consolidated net income increased by 62.1% to $177.2 million for the six months ended June 30, 2008, compared to the same period in 2007.
     On a consolidated basis, we recorded $404.4 million in revenues for the six months ended June 30, 2008, a 53.6% increase compared to $263.3 million for the six months ended June 30, 2007. Consolidated net income was $177.2 million for the six months ended June 30, 2008, a 62.1% increase compared to $109.3 million for the six months ended June 30, 2007. The financial results for the six months ended June 30, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors. The financial results for the six months ended June 30, 2007 include a gain of $9.3 million relating to the sale of our former open-outcry disaster recovery site in London and $10.9 million in CBOT merger-related transaction costs. During the six months ended June 30, 2008, 120.6 million contracts were traded in our futures markets, up 29.5% from 93.2 million contracts traded during the six months ended June 30, 2007. During the six months ended June 30, 2008, 135.6 million contract equivalents were traded in our OTC markets, up 71.5% from 79.1 million contract equivalents traded during the six months ended June 30, 2007.
     On a consolidated basis, we recorded $197.2 million in revenues for the three months ended June 30, 2008, a 44.3% increase compared to $136.7 million for the three months ended June 30, 2007. Consolidated net income was $84.9 million for the three months ended June 30, 2008, a 58.1% increase compared to $53.7 million for the three months ended June 30, 2007. The financial results for the three months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs. During the three months ended June 30, 2008, 58.1 million contracts were traded in our futures markets, up 20.8% from 48.1 million contracts traded during the three months ended June 30, 2007. During the three months ended June 30, 2008, 68.1 million contract equivalents were traded in our OTC markets, up 76.2% from 38.7 million contract equivalents traded during the three months ended June 30, 2007.
Global Clearing Strategy
     We have previously announced our intention to establish ICE Clear Europe, a clearing house based in London, as part of our strategic plan to offer clearing services through our wholly-owned clearing businesses in the U.S., Canada and the U.K. Clearing services for our U.K. energy futures and cleared OTC businesses are currently outsourced to LCH.Clearnet Ltd., or LCH, a third party U.K. clearing house. We provide our clearing services in the U.S. for all ICE Futures U.S. contracts through ICE Clear U.S., and in Canada for all ICE Futures Canada contracts through ICE Clear Canada.
     To date, we have completed significant elements of our plan to establish ICE Clear Europe, including the completion of major technology development and successful testing with clearing firms. We believe that gaining greater control over this core clearing process will allow us to introduce more products and services to the futures and OTC markets for broker-dealers and for our customers, as well as ensure technology and operational service levels meet the efficiency standards that we have set within our execution business. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products on a competitive basis with other derivatives exchanges that manage their own clearing and risk management services. Finally, it is our objective to provide a clearing model that benefits customers and clearing firms alike, through technological innovation, offering a competitive alternative for clearing for new products and new exchanges, competitive pricing, greater profit participation by member firms and new value-added services. Longer term, we anticipate that collectively, our European, Canadian and U.S. clearing houses may partner to serve our global customer base across the commodities and financial products marketplace, in an innovative and capital efficient manner. Our clearing strategy is designed to complement our diverse markets while meeting the risk management, capital and regulatory requirements of an expanding global marketplace.
     ICE Clear Europe received recognition from the FSA as a U.K. Recognized Clearing House in May 2008, following HM Treasury approval and an Office of Fair Trading review. Since its recognition by the FSA, ICE Clear Europe has received membership applications from 47 clearing firms and has received written commitments for the transfer of 100% of the open positions established at ICE Futures Europe and ICE OTC from LCH to ICE Clear Europe effective at the transition date.
     While transition was originally scheduled to occur in July 2008, under a revised technical framework agreed to with LCH, we now expect the transition of clearing to ICE Clear Europe to occur during September 2008. The existing futures and OTC clearing arrangements between us and LCH are expected to remain in effect until the transition is complete.
Regulation
     Providing facilities to trade energy products is one of our core businesses. Recently, given the high price of energy commodities, the U.S. Congress has held numerous hearings regarding the proper regulation of energy trading and, in particular, the potential impact of speculation on energy prices. Currently, numerous bills are pending before the U.S. Congress addressing regulation of trading within the energy markets and additional bills may be introduced. The passage of certain bills could negatively impact our business by limiting the amount of trading that is conducted in our markets.
     We currently operate our OTC electronic platform as an exempt commercial market under the Commodity Exchange Act, or CEA, and regulations of the Commodity Futures Trading Commission, or the CFTC. The CFTC generally oversees, but does not currently substantively regulate, the trading of OTC derivative contracts on our platform. Each of our participants must qualify as an eligible commercial entity, as defined by the CEA, and each participant must trade for its own account, as a principal. As an exempt commercial market, we are required to comply with access, reporting and record-keeping requirements of the CFTC. In May 2008, the U.S. Congress passed legislation in the Farm Bill that subjects certain of our OTC contracts that are deemed by the CFTC to perform a “significant price discovery function” (which is defined as a contract (i) that is linked to a contract traded on a designated contract market and which trades with sufficient volume to affect the designated contract market’s contract or (ii) an electronically traded OTC contract that trades with sufficient volume to be an independent price reference) to additional regulation. As a result, we will plan to adopt futures exchange style regulation for at least one of our OTC contracts, the Henry Hub natural gas swap, and possibly other OTC contracts based upon future findings by the CFTC. This additional regulation will require us to (i) adopt trading rules in such markets, (ii) actively monitor trading in such markets, (iii) impose position limits or position accountability levels for trading in such contracts, and (iv) exercise emergency authority in the markets where appropriate. In addition, we will be required to produce large trader reports for significant price discovery contracts, which we currently provide with respect to our Henry Hub contract pursuant to an existing special call by the CFTC.
     Some of the above referenced proposed bills before the U.S. Congress would affect our OTC business, including (i) eliminating our ability, or altering the requirements, to operate as an exempt commercial market, (ii) requiring that we operate our business as a regulated futures exchange that operates as a self regulatory organization, (iii) requiring certain participants on exempt commercial markets to file reports on their positions, and (iv) prohibiting energy traders from entering trades unless the traders could prove that they could take delivery of the commodity.
     In the United Kingdom, we engage in a variety of activities related to our business through subsidiary entities that are subject to supervision by the FSA. ICE Futures Europe is recognized as an investment exchange and self-regulatory organization by the FSA in accordance with the Financial Services and Markets Act 2000, or FSMA. As such, ICE Futures Europe maintains front-line regulatory responsibility for its markets and is subject to regulatory oversight by the FSA. To retain its status as a recognized investment exchange, ICE Futures Europe is required to dedicate sufficient resources to its regulatory functions and to meet various regulatory requirements relating to sufficiency of financial resources, adequacy of systems and controls and effectiveness of arrangements for monitoring and disciplining its members. Failure to comply with these requirements could subject ICE Futures Europe to significant penalties, including de-recognition. ICE Futures Europe has direct electronic access in the U.S. through “no action” relief from the CFTC. Several bills currently pending before the U.S. Congress would modify or eliminate this no action relief and force ICE Futures Europe to register with the CFTC as a Designated Contract Market for any energy products with a U.S. delivery point or for any contract that references the settlement price of a U.S. designated contract market, such as ICE Futures Europe’s West Texas Intermediate, or WTI, crude oil contract. Other bills would require ICE Futures Europe to adopt U.S. regulation of its energy contracts with U.S. delivery points or that references the settlement price of a U.S. designated contract market. In addition, one proposed bill in the U.S. Congress could require ICE Futures Europe to place lower position limits on energy contracts linked to settlement prices of a U.S. designated contract market than the U.S. designated contract market itself imposes.
     In June 2008, the CFTC modified ICE Futures Europe’s screen based “no action” letter to require ICE Futures Europe to adopt position limits and position accountability levels for its energy contracts for products with U.S. delivery points or which reference the settlement price of a U.S. designated contract market. The modified “no action” letter is subject to approval by the FSA. The modification to the “no action” letter will also require ICE Futures Europe to provide additional trading information to the CFTC to permit the CFTC to incorporate such information into its large trader reporting system. The products impacted include ICE Futures Europe’s WTI crude oil contract, its RBOB gasoline contract, and its New York Harbor heating oil contract. ICE Futures has until October 15, 2008 to comply with the revised terms of its no action letter. Further, in July 2008, the U.K.’s Treasury Select Committee held a hearing regarding the potential impact of speculation on energy prices in both ICE Futures

Europe’s on-exchange market and the U.K.’s OTC market. This included consideration of the CFTC’s amendment of ICE Futures Europe’s no action letter. While no change to legislation or regulation in the United Kingdom is currently proposed, it is possible that the regulatory environment in the United Kingdom for exchange traded energy commodities could change.
     Other legislative proposals target futures and OTC market participants. The legislative proposals include (i) placing aggregated position limits and accountability levels on traders across all exchanges and markets, (ii) limiting participation in energy markets by index funds, (iii) limiting participation in energy markets by swaps dealers, (iv) removing or curtailing the issuance of hedge exemptions from position limits, and (iv) increasing margins for futures market participants. Further, the Energy Independence and Security Act of 2007 has given the Federal Trade Commission, or FTC, additional authority to investigate and prosecute manipulation in the petroleum markets. In May 2008, the FTC released an advance notice of proposed rulemaking asking the public whether it should exercise its powers in the petroleum futures markets.
     If any of the above referenced bills are adopted, they could restrict or foreclose some portions of our business, require us and our participants to operate under heightened regulatory requirements and incur additional costs to comply with new or additional regulations, and could prevent or deter some participants from trading in our markets. We cannot predict whether any of the above bills, some combination of the above bills or new bills will be adopted. If these bills or similar legislation were to be enacted into law, it could have an adverse effect on our business.
Variability in Quarterly Comparisons
     In addition to general conditions in the financial markets and in the commodities markets in particular, trading is subject to variability in trading volumes due to a number of key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, the number of trading days in a period and seasonality. These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results when, for example, these comparisons are between quarters in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.
Segment Reporting
     For financial reporting purposes, our business is currently divided into three segments: our futures segment, our global OTC segment and our market data segment. In the prior quarters in 2007, we reported four segments, including a U.K. futures segment and a U.S. futures segment, which included ICE Futures Canada since its acquisition in August 2007. We have combined our U.K. futures segment and our U.S. futures segment into one futures segment to better reflect the manner in which management assesses the performance of the business. For a discussion of these segments and related financial disclosure, refer to Note 15 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
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

   Our Futures Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Six Months Ended June 30,
	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
ICE Brent Crude futures	$46,918	24.3%	$43,917	31.4%
ICE WTI Crude futures	25,752	13.3	24,559	17.5
ICE Gas Oil futures	20,461	10.6	16,240	11.6
Sugar futures and options	47,739	24.7	23,658	16.9
Cotton futures and options	15,578	8.0	8,008	5.7
Other futures products and options	28,027	14.5	16,478	11.8
Intersegment fees	2,379	1.2	1,837	1.3
Other	6,549	3.4	5,360	3.8

Total revenues	193,403	100.0	140,057	100.0

Operating expenses:
Selling, general and administrative expenses(1)(2)	42,848	22.2	39,792	28.4
Intersegment expenses	14,870	7.7	16,375	11.7
Depreciation and amortization	3,353	1.7	2,687	1.9

Total operating expenses	61,071	31.6	58,854	42.0

Operating income	132,332	68.4	81,203	58.0
Other income, net(3)	596	0.3	11,907	8.5
Income tax expense	49,699	25.7	31,311	22.4

Net income	$83,229	43.0%	$61,799	44.1%

(1)	Includes compensation and benefits expenses and professional services expenses.

(2)	The financial results for the six months ended June 30, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.

(3)	The financial results for the six months ended June 30, 2008 include $3.0 million in interest expense relating to the Russell Licensing Agreement. The financial results for the six months ended June 30, 2007 include a net gain on disposal of an asset of $9.3 million. Refer to Notes 12 and 13 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on these two items.
     Transaction fees are presented net of rebates. We recorded rebates in our futures segment of $32.1 million and $12.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase in the rebates is due primarily to an increase in the amount of rebates offered on the ICE WTI Crude futures contract resulting from higher contract volumes trading during the period. We offer rebates in certain of our markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate.
     In addition to our transaction fees, a futures participant must currently pay a clearing transaction fee to the clearing house for the benefit of clearing and another for the services of the relevant member clearing firm, or FCM. For ICE Futures U.S. and ICE Futures Canada, our transaction fees include both a trading and a clearing fee as we own 100% of ICE Clear U.S. and ICE Clear Canada. However, consistent with our cleared OTC business, we currently do not derive any direct revenues from the clearing process associated with ICE Futures Europe and participants pay the clearing fees directly to LCH. However, upon the launch of ICE Clear Europe in September 2008, we expect to capture clearing revenues associated with our ICE Futures Europe business, the amount of which will depend upon many considerations, including but not limited to, attracting members to our clearing house, transaction volume, pricing and new products.
     A contract is a standardized quantity of the physical commodity underlying each futures contract. The following table presents, for the periods indicated, trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	34,954	29,563	18,214	14,637
ICE WTI Crude futures	27,828	24,985	13,925	12,181
ICE Gas Oil futures	13,772	10,969	6,489	5,334
Sugar futures and options(1)	22,849	13,770	9,981	8,129
Cotton futures and options(1)	7,237	4,569	2,707	2,799
Other futures and options(2)	13,990	9,310	6,785	4,999

Total	120,630	93,166	58,101	48,079

(1)	Sugar and cotton futures and options contracts began trading on January 12, 2007 in connection with the ICE Futures U.S. acquisition.

(2)	The increase in the number of other futures and options contracts traded primarily relates to the increase in trading of futures and options contracts on coffee and cocoa, which began trading on January 12, 2007 in connection with the ICE Futures U.S. acquisition.
     The following chart presents the futures transaction fee revenues by contract traded in our futures markets for the periods presented:
     The following table presents our average daily open interest for our futures and options contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Open Interest — futures and option contracts:
ICE Brent Crude futures	561	639	560	659
ICE WTI Crude futures	541	540	533	569
ICE Gas Oil futures	273	326	280	331
Sugar futures and options	2,053	1,308	1,947	1,377
Cotton futures and options	780	484	779	521
Coffee futures and options	399	315	373	339
Cocoa futures and options	204	194	187	194
Other futures and options	653	561	715	593

Total	5,464	4,367	5,374	4,583

   Our Global OTC Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Six Months Ended June 30,
	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
North American natural gas	$117,748	58.3%	$70,458	57.4%
North American power	31,859	15.8	18,510	15.1
Other commodities markets	6,020	3.0	2,281	1.9
Electronic trade confirmation	3,994	2.0	2,604	2.1
Intersegment fees	15,596	7.7	17,281	14.1
Market data fees	23,140	11.5	10,174	8.3
Other	3,494	1.7	1,324	1.1

Total revenues	201,851	100.0	122,632	100.0

Operating expenses:
Selling, general and administrative expenses(1)	61,415	30.4	41,112	33.5
CBOT merger-related transaction costs(2)	—	—	10,944	8.9
Intersegment expenses	16,366	8.1	7,171	5.8
Depreciation and amortization	18,387	9.1	11,565	9.4

Total operating expenses	96,168	47.6	70,792	57.7

Operating income	105,683	52.4	51,840	42.3
Other expense, net	(3,906)	(1.9)	(5,204)	(4.2)
Income tax expense	34,284	17.0	13,756	11.2

Net income	$67,493	33.4%	$32,880	26.8%

(1)	Includes compensation and benefits expenses and professional services expenses.

(2)	The financial results for the six months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs. Refer to Note 14 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on this item.
     Transaction fees are presented net of rebates. We recorded rebates in our global OTC segment of $8.0 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively. Revenues in our global OTC segment are generated primarily through transaction fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute based on the underlying commodity volume.
     In addition to our transaction fees, a participant that chooses to clear an OTC trade must currently pay a fee to LCH for the benefit of clearing and another for the services of the relevant FCM. Consistent with our ICE Futures Europe business, we currently do not derive any direct revenues from the OTC clearing process and participants pay the clearing fees directly to LCH. However, upon the launch of ICE Clear Europe in September 2008, we expect to capture clearing revenues associated with our global OTC segment, the amount of which will depend upon many considerations, including attracting members to our clearing house, transaction volume, pricing and new products. For the six months ended June 30, 2008 and 2007, transaction fees related to cleared trades represented 71.9% and 71.4% of our total OTC revenues, respectively, net of intersegment fees. We intend to continue to support the introduction of these products in response to the requirements of our participants.

     The following tables present, for the periods indicated, the total volume of the underlying commodity and number of contracts traded in our OTC markets:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In millions)
Total Volume — OTC:
North American natural gas (in million British thermal units, or MMBtu)	313,037	177,814	156,934	85,896
North American power (in megawatt hours)	3,622	2,641	1,820	1,381
Global oil (in equivalent barrels of oil)	493	422	258	227

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Number of OTC contracts traded:
North American natural gas	125,215	71,130	62,773	34,358
North American power	5,607	4,055	2,801	2,107
Global oil and other	4,806	3,889	2,554	2,200

Total	135,628	79,074	68,128	38,665

     The following chart presents the commission fee revenues by commodity traded in our OTC markets for the periods presented:
   Our Market Data Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Six Months Ended June 30,
	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$27,073	62.6%	$19,691	73.4%
Intersegment fees	16,129	37.3	7,122	26.6
Other	22	0.1	—	—

Total revenues	43,224	100.0	26,813	100.0

Operating expenses:
Selling, general and administrative expenses(1)	1,256	2.9	985	3.7
Intersegment expenses	2,868	6.6	2,694	10.0
Depreciation and amortization	50	0.1	5	—

Total operating expenses	4,174	9.7	3,684	13.7

Operating income	39,050	90.3	23,129	86.3
Other income, net	303	0.7	196	0.7
Income tax expense	12,921	29.9	8,725	32.5

Net income	$26,432	61.2%	$14,600	54.5%

(1)	Includes compensation and benefits expenses and professional services expenses.

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
Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except for percentages and rates per contract)
Operating Data:
Our Average Daily Trading Fee Revenues:
Our U.K. futures business average daily exchange fee revenues	$756	$683	$739	$676

Our U.S. and Canadian futures business average daily exchange fee revenues	701	397	610	447

Our bilateral global OTC business average daily commission fee revenues	172	129	162	129
Our cleared global OTC business average daily commission fee revenues	1,073	607	1,049	589

Our global OTC business average daily commission fee revenues	1,245	736	1,211	718

Our total average daily exchange fee and commission fee revenues	$2,702	$1,816	$2,560	$1,841

Our Trading Volume:
Futures volume	120,630	93,166	58,101	48,079
Futures average daily volume	950	753	898	755
OTC volume	135,628	79,074	68,128	38,665
OTC average daily volume	1,085	638	1,065	614
Our ICE Futures Europe rate per contract	$1.23	$1.29	$1.21	$1.29
Our agricultural futures and options rate per contract	$2.15	$1.74	$2.21	$1.85
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	49.5%	45.7%	48.4%	45.4%
Banks and financial institutions	22.8%	24.8%	22.8%	23.5%
Liquidity providers	27.7%	29.5%	28.8%	31.1%

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
   Overview
     Consolidated net income increased $67.9 million, or 62.1%, to $177.2 million for the six months ended June 30, 2008 from $109.3 million for the comparable period in 2007. Net income from our futures segment increased $21.4 million, or 34.7%, to $83.2 million for the six months ended June 30, 2008 from $61.8 million for the comparable period in 2007, primarily due to higher transaction fee revenues. Net income from our global OTC segment increased $34.6 million, or 105.3%, to $67.5 million for the six months ended June 30, 2008 from $32.9 million for the comparable period in 2007, primarily due to higher transaction fee revenues and $10.9 million in CBOT merger-related transactions costs incurred during the six months ended June 30, 2007. Net income from our market data segment increased $11.8 million, or 81.0% to $26.4 million for the six months ended June 30, 2008 from $14.6 million for the comparable period in 2007, primarily due to increased market data fees relating to our global OTC markets. Consolidated operating income, as a percentage of consolidated revenues, increased to 68.5% for the six months ended June 30, 2008 from 59.3% for the comparable period in 2007. Consolidated net income, as a percentage of consolidated revenues, increased to 43.8% for the six months ended June 30, 2008 from 41.5% for the comparable period in 2007.
     Our consolidated revenues increased $141.1 million, or 53.6%, to $404.4 million for the six months ended June 30, 2008 from $263.3 million for the comparable period in 2007. This increase is primarily attributable to increased trading volumes in our futures and OTC markets and increased market data fees.
     Consolidated operating expenses increased $20.2 million to $127.3 million for the six months ended June 30, 2008 from $107.1 million for the comparable period in 2007, representing an increase of 18.9%. This increase is primarily attributable to additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with acquisitions, professional services expenses incurred relating to the establishment of ICE Clear Europe and due to higher compensation expenses incurred during the six months ended June 30, 2008 primarily resulting from higher non-cash compensation expenses and severance costs associated with the ICE Futures U.S. floor closure, partially offset by $10.9 million in CBOT merger-related transactions costs incurred during the six months ended June 30, 2007.
   Revenues
   Transaction Fees
     Consolidated transaction fees increased $117.4 million, or 51.8%, to $344.1 million for the six months ended June 30, 2008 from $226.7 million for the comparable period in 2007. Transaction fees, as a percentage of consolidated revenues, decreased to 85.1% for the six months ended June 30, 2008 from 86.1% for the comparable period in 2007.
     Transaction fees generated in our futures segment increased $51.6 million, or 38.8%, to $184.5 million for the six months ended June 30, 2008 from $132.9 million for the comparable period in 2007, while decreasing as a percentage of consolidated revenues to 45.6% for the six months ended June 30, 2008 from 50.5% for the comparable period in 2007. The increase in transaction fees was primarily due to a 29.5% increase in our futures contract volumes, which was primarily attributable to increased liquidity brought by electronic trading, new market participants, the acquisition of ICE Futures U.S. on January 12, 2007 and increased price volatility primarily relating to real and perceived supply and demand imbalances, geopolitical events and weather. Volumes in our futures segment increased to 120.6 million contracts during the six months ended June 30, 2008 from 93.2 million contracts during the comparable period in 2007. The increase in transaction fees also reflects greater relative volume growth for contracts traded on our ICE Futures U.S. exchange which earn a higher transaction fee or rate per contract. Average transaction fees per trading day increased 34.9% to $1.5 million per trading day for the six months ended June 30, 2008 from $1.1 million per trading day for the comparable period in 2007.
     Transaction fees generated in our global OTC segment increased $65.8 million, or 70.1%, to $159.6 million for the six months ended June 30, 2008 from $93.9 million for the comparable period in 2007 primarily due to increased trading volumes. Increased trading volumes were primarily due to increased hedging, new customers and price volatility during the six months ended June 30, 2008 relating to real and perceived supply and demand imbalances, geopolitical events and weather, and due to strategic partnerships with Platts and NGX as well as the acquisitions of ChemConnect, Inc. and Chatham Energy Partners, LLC on July 9, 2007 and October 1, 2007, respectively. Transaction fees in the global OTC segment, as a percentage of consolidated revenues, increased to 39.5% for the six months ended June 30, 2008 from 35.6% for the comparable period in 2007. Contract volumes in our global OTC segment increased 71.5% to 135.6 million contracts traded during the six months ended June 30, 2008 from 79.1 million contracts traded during the comparable period in 2007. Average transaction fees per trading day increased 69.1% to $1.2 million per trading day for the six months ended June 30, 2008 from $736,000 per trading day for the comparable period in 2007.
     Revenues derived from electronic trade confirmation fees in our global OTC segment increased $1.4 million, or 53.4%, to $4.0 million for the six months ended June 30, 2008 from $2.6 million for the comparable period in 2007. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, were 1.0% for the six months ended June 30, 2008 and 2007.
   Market Data Fees
     Consolidated market data fees increased $20.3 million, or 68.1%, to $50.2 million for the six months ended June 30, 2008 from $29.9 million for the comparable period in 2007. This increase was primarily due to increased data access fees generated in our OTC market and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated by our futures markets. During the six months ended June 30, 2008 and 2007, we recognized $24.0 million and $11.0 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. The increase in the data access fees was due to both an increase in the fees charged for data access, which came into effect October 1, 2007, and an increase in the number of customers. During the six months ended June 30, 2008 and 2007, we recognized $22.2 million and $15.8 million, respectively, in terminal and license fees from data vendors in our futures segment. The increase in the market data fees received from data vendors in our futures segment was due to both an increase in the average charge per terminal and an increase in the number of terminals. Consolidated market data fees, as a percentage of consolidated revenues, increased to 12.4% for the six months ended June 30, 2008 from 11.3% for the comparable period in 2007.
   Other Revenues
     Consolidated other revenues increased $3.4 million, or 50.6%, to $10.1 million for the six months ended June 30, 2008 from $6.7 million for the comparable period in 2007. Consolidated other revenues, as a percentage of consolidated revenues, were 2.5% for the six months ended June 30, 2008 and 2007.
   Expenses
   Compensation and Benefits
     Consolidated compensation and benefits expenses increased $18.1 million, or 41.7%, to $61.6 million for the six months ended June 30, 2008 from $43.5 million for the comparable period in 2007. This increase was primarily due to a $10.1 million increase in non-cash compensation expenses and $1.7 million of severance costs associated with the closure of our futures open-outcry trading floors in New York and Dublin. Also, to a lesser extent, the increase was due to higher bonus accruals that are tied to some portion of our OTC revenue performance and due to the addition of more highly skilled and compensated employees, primarily relating to acquisitions and growth in our technology staff. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $17.8 million for the six months ended June 30, 2008 as compared to $7.7 million for the six months ended June 30, 2007. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006 and December 2007. We currently expect to record non-cash compensation expenses of approximately $18.4 million for the remaining six months of 2008. However, this amount could increase up to approximately $29.8 million for the remaining six months of 2008 if the maximum performance level is met or exceeded relating to the performance-based restricted shares granted in December 2007. For a discussion of our performance-based restricted shares, see Note 8 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 15.2% for the six months ended June 30, 2008 from 16.5% for the comparable period in 2007 primarily due to increased revenues.
   Professional Services
     Consolidated professional services expenses increased $2.3 million, or 20.1%, to $13.9 million for the six months ended June 30, 2008 from $11.6 million for the comparable period in 2007. This increase was primarily due to $3.8 million in professional services expenses incurred during the six months ended June 30, 2008 relating to ICE Clear Europe, our European clearing house, compared to $1.4 million incurred during the six months ended June 30, 2007. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.4% for the six months ended June 30, 2008 from 4.4% for the comparable period in 2007 primarily due to increased revenues.
   Patent Royalty
     Patent royalty expenses were $1.7 million for the six months ended June 30, 2007. Consolidated patent royalty expenses, as a percentage of consolidated revenues, were 0.6% for the six months ended June 30, 2007. The patent licensing agreement terminated in February 2007.
   CBOT Merger-Related Transaction Costs
     CBOT merger-related transaction costs were $10.9 million for the six months ended June 30, 2007. Consolidated CBOT merger-related transaction costs, as a percentage of consolidated revenues, were 4.2% for the six months ended June 30, 2007. We did not incur any CBOT merger-related transaction costs during the six months ended June 30, 2008.
   Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $4.9 million, or 19.4%, to $30.0 million for the six months ended June 30, 2008 from $25.1 million for the comparable period in 2007. This increase was primarily due to increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 7.4% for the six months ended June 30, 2008 from 9.5% for the comparable period in 2007 primarily due to increased revenues.
   Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $7.5 million, or 52.8%, to $21.8 million for the six months ended June 30, 2008 from $14.3 million for the comparable period in 2007. This increase was primarily due to additional depreciation expenses recorded on fixed asset additions incurred during 2007 and during the six months ended June 30, 2008 and due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2007 and during the six months ended June 30, 2008. We recorded amortization expenses on the acquired intangible assets of $7.0 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, were 5.4% for the six months ended June 30, 2008 and 2007.
   Other Income (Expense)
     Consolidated other income (expense) decreased from other income of $6.9 million for the six months ended June 30, 2007 to other expense of $3.0 million for the six months ended June 30, 2008. This decrease primarily related to a gain recognized on the sale of an asset during the six months ended June 30, 2007. We recognized a gain of $9.3 million during the six months ended June 30, 2007 on the sale of our former open-outcry disaster recovery site in London.

   Income Taxes
     Consolidated tax expense increased $43.1 million to $96.9 million for the six months ended June 30, 2008 from $53.8 million for the comparable period in 2007, primarily due to the increase in our pre-tax income and an increase in our effective tax rate. Our effective tax rate increased to 35.4% for the six months ended June 30, 2008 from 33.0% for the comparable period in 2007. The effective tax rate for the six months ended June 30, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the six months ended June 30, 2007 is lower than the federal statutory rate primarily due to the decision in the second quarter of 2007 to indefinitely reinvest the earnings of our foreign subsidiaries, thus eliminating the need to record U.S. taxes on these earnings.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
   Overview
     Consolidated net income increased $31.2 million, or 58.1%, to $84.9 million for the three months ended June 30, 2008 from $53.7 million for the comparable period in 2007. Net income from our futures segment increased $7.4 million, or 23.3%, to $39.2 million for the three months ended June 30, 2008 from $31.8 million for the comparable period in 2007, primarily due to higher transaction fee revenues. Net income from our global OTC segment increased $18.3 million, or 132.8%, to $32.2 million for the three months ended June 30, 2008 from $13.8 million for the comparable period in 2007, primarily due to higher transaction fee revenues and $10.9 million in CBOT merger-related transactions costs incurred during the six months ended June 30, 2007. Net income from our market data segment increased $5.4 million, or 67.1%, to $13.5 million for the three months ended June 30, 2008 from $8.1 million for the comparable period in 2007, primarily due to increased market data fees relating to our global OTC markets. Consolidated operating income, as a percentage of consolidated revenues, increased to 67.3% for the three months ended June 30, 2008 from 56.0% for the comparable period in 2007. Consolidated net income, as a percentage of consolidated revenues, increased to 43.0% for the three months ended June 30, 2008 from 39.3% for the comparable period in 2007.
     Our consolidated revenues increased $60.5 million, or 44.3%, to $197.2 million for the three months ended June 30, 2008 from $136.7 million for the comparable period in 2007. This increase is primarily attributable to increased trading volumes in our futures and OTC markets and increased market data fees.
     Consolidated operating expenses increased $4.2 million to $64.4 million for the three months ended June 30, 2008 from $60.1 million for the comparable period in 2007, representing an increase of 7.1%. This increase is primarily attributable to additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with acquisitions, professional services expenses incurred relating to the establishment of ICE Clear Europe and due to higher compensation expenses incurred during the three months ended June 30, 2008 primarily resulting from higher non-cash compensation expenses, partially offset by $10.9 million in CBOT merger-related transactions costs incurred during the three months ended June 30, 2007.
   Revenues
   Transaction Fees
     Consolidated transaction fees increased $49.3 million, or 42.0%, to $166.7 million for the three months ended June 30, 2008 from $117.4 million for the comparable period in 2007. Transaction fees, as a percentage of consolidated revenues, decreased to 84.5% for the three months ended June 30, 2008 from 85.9% for the comparable period in 2007.

     Transaction fees generated in our futures segment increased $16.3 million, or 23.0%, to $87.1 million for the three months ended June 30, 2008 from $70.8 million for the comparable period in 2007, while decreasing as a percentage of consolidated revenues to 44.2% for the three months ended June 30, 2008 from 51.8% for the comparable period in 2007. The increase in transaction fees was primarily due to a 20.8% increase in our futures contract volumes, which was primarily attributable to increased liquidity brought by electronic trading, new market participants and increased price volatility primarily relating to real and perceived supply and demand imbalances, geopolitical events and weather. Volumes in our futures segment increased to 58.1 million contracts during the three months ended June 30, 2008 from 48.1 million contracts during the comparable period in 2007. The increase in transaction fees also reflects greater relative volume growth for contracts traded on our ICE Futures U.S. exchange which earn a higher transaction fee or rate per contract. Average transaction fees per trading day increased 20.1% to $1.3 million per trading day for the three months ended June 30, 2008 from $1.1 million per trading day for the comparable period in 2007.
     Transaction fees generated in our global OTC segment increased $33.0 million, or 70.8%, to $79.6 million for the three months ended June 30, 2008 from $46.6 million for the comparable period in 2007 primarily due to increased trading volumes. Increased trading volumes were primarily due to increased hedging, new customers and price volatility during the three months ended June 30, 2008 relating to real and perceived supply and demand imbalances, geopolitical events and weather, and due to strategic partnerships with Platts and NGX as well as the acquisitions of ChemConnect, Inc. and Chatham Energy Partners, LLC on July 9, 2007 and October 1, 2007, respectively. Transaction fees in the global OTC segment, as a percentage of consolidated revenues, increased to 40.4% for the three months ended June 30, 2008 from 34.1% for the comparable period in 2007. Contract volumes in our global OTC segment increased 76.2% to 68.1 million contracts traded during the three months ended June 30, 2008 from 38.7 million contracts traded during the comparable period in 2007. Average transaction fees per trading day increased 68.7% to $1.2 million per trading day for the three months ended June 30, 2008 from $718,000 per trading day for the comparable period in 2007.
     Revenues derived from electronic trade confirmation fees in our global OTC segment increased $679,000, or 49.9%, to $2.0 million for the three months ended June 30, 2008 from $1.4 million for the comparable period in 2007. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, were 1.0% for the three months ended June 30, 2008 and 2007.
   Market Data Fees
     Consolidated market data fees increased $9.6 million, or 60.9%, to $25.5 million for the three months ended June 30, 2008 from $15.8 million for the comparable period in 2007. This increase was primarily due to increased data access fees generated in our OTC market and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated by our futures markets. During the three months ended June 30, 2008 and 2007, we recognized $12.0 million and $5.7 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. The increase in the data access fees was due to both an increase in the fees charged for data access, which came into effect October 1, 2007, and an increase in the number of customers. During the three months ended June 30, 2008 and 2007, we recognized $11.4 million and $8.4 million, respectively, in terminal and license fees from data vendors in our futures segment. The increase in the market data fees received from data vendors in our futures segment was due to both an increase in the average charge per terminal and an increase in the number of terminals. Consolidated market data fees, as a percentage of consolidated revenues, increased to 12.9% for the three months ended June 30, 2008 from 11.6% for the comparable period in 2007.
   Other Revenues
     Consolidated other revenues increased $1.6 million, or 45.6%, to $5.0 million for the three months ended June 30, 2008 from $3.4 million for the comparable period in 2007. Consolidated other revenues, as a percentage of consolidated revenues, were 2.5% for the three months ended June 30, 2008 and 2007.

   Expenses
   Compensation and Benefits
     Consolidated compensation and benefits expenses increased $9.2 million, or 42.4%, to $30.9 million for the three months ended June 30, 2008 from $21.7 million for the comparable period in 2007. This increase was primarily due to a $6.0 million increase in non-cash compensation expenses, due to higher bonus accruals that are tied to some portion of our OTC revenue performance and due to the addition of more highly skilled and compensated employees, primarily relating to acquisitions and growth in our technology staff. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $9.9 million for the three months ended June 30, 2008 as compared to $3.9 million for the three months ended June 30, 2007. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006 and December 2007, including a cumulative year-to-date adjustment of $1.9 million that was recorded during the three months ended June 30, 2008. We currently expect to record non-cash compensation expenses of approximately $18.4 million for the remaining six months of 2008. However, this amount could increase up to approximately $29.8 million for the remaining six months of 2008 if the maximum performance level is met or exceeded relating to the performance-based restricted shares granted in December 2007. For a discussion of our performance-based restricted shares, see Note 8 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 15.7% for the three months ended June 30, 2008 from 15.9% for the comparable period in 2007 primarily due to increased revenues.
   Professional Services
     Consolidated professional services expenses increased $214,000, or 3.2%, to $6.9 million for the three months ended June 30, 2008 from $6.7 million for the comparable period in 2007. This increase was primarily due to $2.2 million in professional services expenses incurred during the three months ended June 30, 2008 relating to ICE Clear Europe, our European clearing house, compared to $862,000 incurred during the three months ended June 30, 2007. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.5% for the three months ended June 30, 2008 from 4.9% for the comparable period in 2007 primarily due to increased revenues.
   CBOT Merger-Related Transaction Costs
     CBOT merger-related transaction costs were $10.9 million for the three months ended June 30, 2007. Consolidated CBOT transaction costs, as a percentage of consolidated revenues, were 8.0% for the three months ended June 30, 2007. We did not incur any CBOT merger-related transaction costs during the three months ended June 30, 2008.
   Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $2.7 million, or 20.6%, to $15.7 million for the three months ended June 30, 2008 from $13.0 million for the comparable period in 2007. This increase was primarily due to increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 8.0% for the three months ended June 30, 2008 from 9.5% for the comparable period in 2007 primarily due to increased revenues.
   Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $3.1 million, or 40.0%, to $10.8 million for the three months ended June 30, 2008 from $7.7 million for the comparable period in 2007. This increase was primarily due to additional depreciation expenses recorded on fixed asset additions incurred during 2007 and during the six months ended June 30, 2008 and due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2007 and during the six months ended June 30, 2008. We recorded amortization expenses on the acquired intangible assets of $3.6 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 5.5% for the three months ended June 30, 2008 from 5.7% for the comparable period in 2007 primarily due to increased revenues.

   Other Income (Expense)
     Consolidated other expense decreased from other expense of $1.3 million for the three months ended June 30, 2007 to other expense of $1.1 million for the three months ended June 30, 2008. This decrease primarily related to a decrease in interest expense during the three months ended June 30, 2008. Interest expense decreased $288,000 to $4.0 million for the three months ended June 30, 2008 from $4.3 million for the comparable period in 2007 primarily due to a reduction in the interest rate on the outstanding credit facilities debt from 6.11% during the three months ended June 30, 2007 to 3.32% for the three months ended June 30, 2008, partially offset by $1.5 million in interest expense recorded relating to the Russell Licensing Agreement during the three months ended June 30, 2008.
   Income Taxes
     Consolidated tax expense increased $25.3 million to $46.8 million for the three months ended June 30, 2008 from $21.5 million for the comparable period in 2007, primarily due to the increase in our pre-tax income and an increase in our effective tax rate. Our effective tax rate increased to 35.5% for the three months ended June 30, 2008 from 28.6% for the comparable period in 2007. The effective tax rate for the three months ended June 30, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the three months ended June 30, 2007 is lower than the federal statutory rate primarily due to the decision in the second quarter of 2007 to indefinitely reinvest the earnings of our foreign subsidiaries, thus eliminating the need to record U.S. taxes on these earnings.
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

	Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008(1)	2007	2007	2007
			(In thousands)
Revenues:
Transaction fees, net:
Futures:
ICE Brent Crude futures	$23,809	$23,109	$21,320	$22,071	$21,796
ICE WTI Crude futures	12,722	13,030	12,592	12,791	11,889
ICE Gas Oil futures	9,532	10,929	10,599	10,051	7,911
Sugar futures and options	21,491	26,248	12,160	12,829	14,823
Cotton futures and options	6,281	9,297	4,992	4,920	5,032
Other futures products and options	13,255	14,772	10,737	10,671	9,334
OTC:
North American natural gas	58,205	59,543	43,410	41,665	34,275
North American power	16,157	15,702	12,627	12,212	9,713
Other commodities markets	3,171	2,849	2,393	2,199	1,237
Electronic trade confirmation services	2,041	1,953	1,725	1,681	1,362
Market data fees	25,493	24,720	23,306	17,225	15,846
Other	5,003	5,062	3,435	3,420	3,436

Total revenues	197,160	207,214	159,296	151,735	136,654

Operating expenses:
Compensation and benefits	30,923	30,679	34,913	23,009	21,717
Professional services	6,928	6,972	4,820	6,650	6,714
CBOT merger-related transaction costs	—	—	33	144	10,944
Selling, general and administrative	15,680	14,337	13,457	12,170	13,002
Depreciation and amortization	10,844	10,946	9,546	8,898	7,748

Total operating expenses	64,375	62,934	62,769	50,871	60,125

Operating income	132,785	144,280	96,527	100,864	76,529
Other expense, net	(1,146)	(1,861)	(438)	(1,590)	(1,322)
Income tax expense	46,775	50,129	31,437	32,593	21,514

Net income	$84,864	$92,290	$64,652	$66,681	$53,693

(1)	The financial results for the three months ended March 31, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.

Liquidity and Capital Resources
     Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions, and marketing and development of our electronic trading platform. We financed the cash portion of the merger with ICE Futures U.S. in 2007 with cash on hand and borrowings under a senior unsecured credit facility discussed below. We financed the other acquisitions we made in 2007 and 2008 with cash on hand and we will also finance the cash portion of the Creditex acquisition with cash on hand. In the future, we may need to incur additional debt or issue additional equity in connection with our strategic acquisitions or investments. See also “Future Capital Requirements” below.
     We had consolidated cash and cash equivalents of $362.9 million and $119.6 million as of June 30, 2008 and December 31, 2007, respectively. We had $17.6 million and $141.0 million in short-term and long-term investments as of June 30, 2008 and December 31, 2007, respectively, and $30.9 million and $22.6 million in short-term and long-term restricted cash as of June 30, 2008 and December 31, 2007, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to FSA requirements or through restrictions in specific agreements, as restricted cash.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$191,552	$94,804
Investing activities	70,377	(443,043)
Financing activities	(18,660)	264,842
Effect of exchange rate changes	(8)	(8)

Net increase (decrease) in cash and cash equivalents	$243,261	$(83,405)

   Operating Activities
     Consolidated net cash provided by operating activities was $191.6 million and $94.8 million for the six months ended June 30, 2008 and 2007, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $96.7 million increase in net cash provided by operating activities for the six months ended June 30, 2008 from the comparable period in 2007 is primarily due to the $21.4 million increase in our futures segment’s net income, the $34.6 million increase in our global OTC segment’s net income, and the $11.8 million increase in our market data segment’s net income for the six months ended June 30, 2008 from the comparable period in 2007.

   Investing Activities
     Consolidated net cash provided by (used in) investing activities was $70.4 million and ($443.0 million) for the six months ended June 30, 2008 and 2007, respectively. Consolidated net cash provided by (used in) investing activities for the six months ended June 30, 2008 and 2007 primarily relates to cash paid for acquisitions, sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We paid out cash for acquisitions, net of cash acquired, of $29.6 million and $392.1 million for the six months ended June 30, 2008 and 2007, respectively. We had a net decrease (increase) in investments classified as available-for-sale of $123.3 million and ($29.8 million) for the six months ended June 30, 2008 and 2007, respectively. We incurred capitalized software development costs of $7.2 million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively, and we had additional capital expenditures of $7.9 million and $19.6 million for the six months ended June 30, 2008 and 2007, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platform and related technology infrastructure.
   Financing Activities
     Consolidated net cash provided by (used in) financing activities was ($18.7 million) and $264.8 million for the six months ended June 30, 2008 and 2007, respectively. Consolidated net cash used in financing activities for the six months ended June 30, 2008 primarily relates to $42.0 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $18.8 million in repayments for the credit facilities, partially offset by $40.0 million in excess tax benefits from stock-based compensation. Consolidated net cash provided by financing activities for the six months ended June 30, 2007 primarily relates to the $250.0 million in proceeds received from the credit facilities and $40.1 million in excess tax benefits from stock-based compensation, partially offset by $19.3 million in cash payments related to treasury shares received for restricted stock and stock option tax payments.
Loan Agreements
     We financed the cash portion of the ICE Futures U.S. acquisition with cash on hand and borrowings under a senior unsecured credit facility, or the Credit Facilities, dated January 12, 2007. The Credit Facilities provide for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million. We used the proceeds of the $250.0 million term loan along with $166.8 million of cash on hand to finance the $416.8 million cash component of the ICE Futures U.S. acquisition. Under the terms of the Credit Facilities, we can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time until its termination on January 12, 2010. We have agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S. to provide short-term liquidity, if necessary, in the event of a default by a clearing member. The remaining amount under the revolving credit facility can be used by us for general corporate purposes.
     As of June 30, 2008, we had a $203.1 million three month LIBOR loan outstanding under the term loan facility with a stated interest rate of 3.30% per annum. For the borrowings under the term loan facility, we began making payments on June 30, 2007, and will make payments quarterly thereafter until January 12, 2012, the fifth anniversary of the closing date of the merger with ICE Futures U.S. The Credit Facilities include an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The Credit Facilities require us to use 100% of the net cash proceeds raised from debt issuances or asset dispositions, with certain limited exceptions, to prepay outstanding loans under the Credit Facilities. With limited exceptions, we may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty. The Credit Facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with all applicable covenants under the Credit Facilities.
     On June 27, 2008, we entered into a separate senior unsecured credit agreement, or the Credit Agreement, which provides for a 364-day revolving credit facility in the aggregate principal amount of $150.0 million, which may be increased to $200.0 million under certain conditions. The Credit Agreement is available for operational use solely by

ICE Clear Europe. No amounts are outstanding under the Credit Agreement at June 30, 2008. The Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with all applicable covenants under the Credit Agreement.
Future Capital Requirements
     Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make capital expenditures ranging between an aggregate of $36 million and $40 million in 2008, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We believe that our cash flows from operations and the $200 million available under the revolving credit facility will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2009.
Contractual Obligations and Commercial Commitments
     In the second quarter of 2008, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 Form 10-K.
Off-Balance Sheet Arrangements
     We currently do not have any relationships to unconsolidated entities or financial partnerships that have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.
New and Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 is effective in 2008, except as amended by FASB Staff Position SFAS No. 157-2, discussed below. We adopted the effective portions of SFAS No. 157 on January 1, 2008. The impact of our adoption of SFAS No. 157 was not material to our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted but the extent of the impact is dependent upon the size, complexity and number of acquisitions that are made in the future.

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
Critical Accounting Policies and Estimates
     In the second quarter of 2008, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash, long-term investments and current and long-term debt, as well as foreign currency exchange rate risk.
Interest Rate Risk
     As of June 30, 2008 and December 31, 2007, our cash and cash equivalents, short-term and long-term investments and restricted cash were $411.3 million and $283.2 million, respectively, of which $20.5 million and $16.0 million, respectively, were denominated in pounds sterling and Canadian dollars. The remaining investments were denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $4.1 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and restricted cash.
     As of June 30, 2008, we had outstanding a $203.1 million term loan under our Credit Facilities which is subject to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $2.0 million, assuming no change in the volume or composition of our debt. We currently reset the interest rates on a quarterly basis.
Foreign Currency Exchange Rate Risk
     We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations, which are received in or paid in pounds sterling, due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains of $325,000 and $93,000 for the six months ended June 30, 2008 and 2007, respectively, primarily attributable to the fluctuations of pounds sterling relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.9706 for the six months ended June 30, 2007 to 1.9750 for the six months ended June 30, 2008.
     Of our consolidated revenues, 1.4% and 1.0% were denominated in pounds sterling or Canadian dollars for the six months ended June 30, 2008 and 2007, respectively. Of our consolidated operating expenses, 16.0% and 15.7% were denominated in pounds sterling or Canadian dollars for the six months ended June 30, 2008 and 2007, respectively. As the pounds sterling or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would not have a significant impact on our financial condition or results of operations.
     Revenues in our businesses are denominated in U.S. dollars, except with respect to a small number of futures contracts at ICE Futures Europe and sales through ICE Futures Canada. We may experience gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our U.K. and Canadian subsidiaries financial statements that are denominated in pounds sterling or Canadian dollars. Our

U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
     In connection with our acquisition of ICE Futures Canada in August 2007, we have foreign currency translation risk equal to our net investment in certain Canadian subsidiaries. The revenues, expenses and financial results of these Canadian subsidiaries are denominated in Canadian dollars, which is the functional currency of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of June 30, 2008, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $31.5 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0120 as of December 31, 2007 to 0.9818 as of June 30, 2008.
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
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits, or the Permit Holders, of ICE Futures U.S. The plaintiffs alleged that, in violation of purported contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S. had not allowed its Permit Holders, including the plaintiffs, to vote on the merger pursuant to which we acquired ICE Futures U.S., and had improperly denied the Permit Holders a portion of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. In addition to dismissing its claims, the court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders appealed the lower court’s ruling dismissing their complaint but did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. The appeal was denied in its entirety by the appellate court in a decision issued on June 24, 2008. The Permit Holders may only appeal that decision with the express authorization of the appeals court. The time within which the Permit Holders may seek such authorization has not expired.

Item 1A. Risk Factors
     Part I, Item 1A, “Risk Factors” of our 2007 Form 10-K includes a detailed discussion of the risks and uncertainties we currently believe may materially affect us. We urge you to read that discussion as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulation” section of this Form 10-Q for additional information about the regulatory environment in which we operate. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Form 10-K. If any of the risks discussed in our 2007 Form 10-K or this Form 10-Q actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.
     The energy commodities trading industry has been and continues to be subject to increased legislative and regulatory scrutiny, and we face the risk of changes to our regulatory environment in the future, which may diminish trading volumes on our electronic platform.
     Providing facilities to trade energy products is one of our core businesses. Recently, given the high price of energy, crude oil and other commodities, the U.S. Congress has held numerous hearings regarding the proper regulation of energy trading and, in particular, the potential impact of speculation on energy prices. In addition, the U.K.’s Treasury Select Committee has also held a hearing on this issue. Currently, numerous bills are pending before the U.S. Congress addressing regulation of trading within the energy markets and additional bills may be introduced. The passage of certain bills could negatively impact our business by limiting the amount of trading that is conducted in our markets.
     We currently operate our OTC markets as an “exempt commercial market” under the CEA. As such, our markets are subject to anti-fraud, anti-manipulation, access, reporting and record-keeping requirements of the CFTC. However, unlike a futures exchange, ICE is not itself a self regulatory organization that undertakes regulatory oversight of OTC trading. In May 2008, Congress passed legislation as part of the Farm Bill to increase regulation of OTC markets. The new legislation requires and grants authority to OTC electronic trading facilities to assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability levels, over contracts that serve a significant price discovery function. This legislation would require us and our OTC participants to operate under heightened regulatory burdens and incur additional costs, including recordkeeping and reporting costs, to comply with the additional regulations, and could deter some participants from trading on our OTC platform. Presently, we anticipate that our OTC Henry Hub natural gas contract, which comprised 72.9%, 73.4%, 81.6% and 76.5% of our OTC transaction volumes and 21.3%, 21.4%, 30.1% and 32.9% of our consolidated revenues in the first six months of 2008, and the fiscal years ended December 31, 2007, 2006, 2005, respectively, would be considered a “significant price discovery contract.” It is possible that the CFTC will deem additional OTC contracts traded in our markets to be “significant price discovery contracts.” Bills currently pending in the U.S. Congress could, if enacted, subject our OTC markets to a level of regulation identical or comparable to that of regulated exchanges.
     In the United Kingdom, we engage in a variety of activities related to our business through subsidiary entities that are subject to supervision by the FSA. ICE Futures Europe is recognized as an investment exchange and self-regulatory organization by the FSA in accordance with the FSMA. As such, ICE Futures Europe maintains front-line regulatory responsibility for its markets and is subject to regulatory oversight by the FSA. To retain its status as a recognized investment exchange, ICE Futures Europe is required to dedicate sufficient resources to its regulatory functions and to meet various regulatory requirements relating to sufficiency of financial resources, adequacy of systems and controls and effectiveness of arrangements for monitoring and disciplining its members. Failure to comply with these requirements could subject ICE Futures Europe to significant penalties, including de-recognition. ICE Futures Europe has direct electronic access in the United States through “no action” relief from the CFTC. Several bills currently pending before the U.S. Congress would modify or eliminate this no action relief and force ICE Futures Europe to register with the CFTC as a Designated Contract Market for any energy products with a U.S. delivery point or for any contract that references the settlement price of a U.S. designated contract market, such as ICE Futures Europe’s West Texas Intermediate, or WTI, crude oil contract. Other bills would require ICE Futures Europe to adopt U.S. regulation of its energy contracts with U.S. delivery points or that references the settlement price of a U.S. designated contract market. In addition, one proposed bill in the U.S. Congress could require ICE Futures Europe to place lower position limits on energy contracts linked to settlement prices of a U.S. designated contract market than the U.S. designated contract market itself imposes. In July 2008, the U.K.’s Treasury Select

Committee held a hearing regarding the potential impact of speculation on energy prices in both ICE Futures Europe’s on-exchange market and the U.K.’s OTC market. This included consideration of the CFTC’s amendment of ICE Futures Europe’s no action letter. While no change to legislation or regulation in the United Kingdom is currently proposed, it is possible that the regulatory environment in the United Kingdom for exchange traded energy commodities could change in the future.
     In June 2008, the CFTC modified ICE Futures Europe’s screen based “no action” letter to require ICE Futures Europe to adopt position limits and position accountability levels for its energy contracts for products with U.S. delivery points or which reference the settlement price of a U.S. designated contract market. The modified “no action” letter also requires ICE Futures Europe to provide additional trading information to the CFTC to permit the CFTC to incorporate such information into its large trader reporting system. The products impacted include ICE Futures Europe’s WTI crude oil contract, its RBOB gasoline contract, and its New York Harbor heating oil contract. ICE Futures has until October 15, 2008 to comply with the revised terms of its “no action” letter.
     In addition, the bills currently pending before the U.S. Congress could, if enacted, impose limits on the size of positions that may be established or maintained by participants in our OTC markets and could prohibit certain participants from trading in OTC markets. Further, allegations of manipulative trading by market participants or the failure of industry participants could subject us, our markets or our industry to regulatory scrutiny, possible fines or restrictions, as well as significant legal expenses and adverse publicity. These changes, if enacted, and increased regulation regarding commodity prices, market participants or the OTC and futures markets generally could materially adversely affect our business. New laws and rules applicable to us could significantly increase our regulatory compliance costs, delay or prevent us from introducing new products and services as planned and discourage some market participants from using our markets. Any of these events could lead to lower trading volumes, liquidity and transaction fees, higher operating costs and lower profitability or losses.
     We are currently subject to regulation in multiple jurisdictions. Failure to comply with existing regulatory requirements, and possible future changes in these requirements or in the current interpretation of these requirements, could adversely affect our business.
     ICE Futures Europe, through which we conduct our energy futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures Europe has regulatory responsibility in its own right and is subject to supervision by the FSA pursuant to the FSMA. ICE Futures Europe is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. Likewise, ICE Futures U.S. operates as a Designated Contract Market. As a self-regulatory organization, it is responsible for ensuring that the exchange operates in accordance with existing rules and regulations, and must comply with eighteen core principles under the CEA. The ability of ICE Futures Europe and ICE Futures U.S. to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. Failure to comply with current regulatory requirements and regulatory requirements that may be imposed on us in the future could subject us to significant penalties, including termination of our ability to conduct our regulated energy futures business through ICE Futures Europe and our regulated soft commodities business through ICE Futures U.S.
     Electronic trading in our energy futures contracts on ICE Futures Europe is permitted in many jurisdictions around the world, including in the United States, through “no action” relief from the local jurisdiction’s regulator. In the United States, direct electronic access to trading in ICE Futures Europe products is offered to U.S. persons based on a series of no action letters from the CFTC that permit non-U.S. exchanges, referred to as foreign boards of trade, to provide U.S. persons with electronic access to their markets without registration with the CFTC as a U.S. regulated exchange. Our ability to offer our current and new futures products under our existing no action relief could be impacted by any actions taken by the CFTC as a result of additional conditions being imposed on ICE Futures Europe under its no action relief. In addition, certain of the bills pending before the U.S. Congress would, if enacted, either eliminate the no action relief granted to ICE Futures Europe and other non-U.S. exchanges, or impose additional regulatory and reporting requirements as a condition for the continuation of such relief. If our offering of products through ICE Futures Europe to U.S. participants is subject to additional regulatory constraints, our business could be adversely affected.

     Similarly, electronic trading in ICE Futures U.S. contracts is permitted in many jurisdictions through “no action” relief from the local jurisdiction’s regulatory requirements. With the end of open outcry trading of ICE Futures U.S. agricultural futures contracts in February 2008, the ability of ICE Futures U.S. to offer trading in these futures products in multiple jurisdictions will be dependent upon its ability to comply with the existing conditions of its no action relief in various jurisdictions and any new conditions that may be added.
     New legislation, regulations or enforcement may require us to allocate more resources to regulatory compliance and oversight and may diminish confidence in our markets, which would adversely affect our business. Even the perception of unfairness or illegal behavior in our markets could adversely affect our business. In addition, the recent demise of certain hedge funds that traded energy commodities may result in additional regulation on our business or on our participants by the CFTC or the U.S. Congress. Legislative and regulatory initiatives, either in the United States, the United Kingdom or elsewhere, could affect one or more of the following aspects of our business or impose one or more of the following requirements:
•	the manner in which we communicate with and contract with our participants;

•	a requirement that we impose additional position limits or position accountability limits on our participants;

•	prohibitions against certain categories of participants (e.g., pension funds) from accessing our markets;

•	the demand for and pricing of our products and services;

•	the tax treatment of trading in our products;

•	a requirement that we maintain minimum regulatory capital on hand;

•	a requirement that we exercise regulatory oversight of our OTC participants, and assume responsibility for their conduct;

•	a requirement that we make additional reports to regulatory authorities regarding the trading activities of our participants, which would impact our financial and regulatory reporting practices;

•	our record-keeping and record-retention procedures;

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.
     The implementation of new legislation or regulations, or changes in or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs and impede our ability to operate, expand and enhance our electronic platform as necessary to remain competitive and grow our business. Regulatory changes inside or outside the United States or the United Kingdom could materially and adversely affect our business, financial condition and results of operations.
     Legislative or regulatory changes regarding the operation of clearing facilities or preventing them from being owned or controlled by exchanges may prevent us from operating a clearing house.
     Many clearing firms have emphasized the importance to them of centralizing clearing of futures contracts and options on futures contracts to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should have a choice of where to clear their transactions or should control the governance of clearing houses. In addition, some clearing firms have expressed the view that multiple clearing houses should be consolidated and operated as utilities rather than as for-profit enterprises. Some of these firms, along with the Futures Industry Association and U.K. Futures and Options Associations, are attempting to cause legislative or regulatory changes to be adopted that would allow market participants to transfer positions from an exchange-owned clearing house (such as ICE Clear Europe) to a clearing house owned and controlled by clearing firms. Some market participants, including the U.K. Futures and Options Association, have expressed support for extending the European Union Code of Clearing and Conduct to derivatives, which would mandate clearing choice for customers through interoperability. In addition, the U.S. Department of Justice released comments on February 7, 2008 requesting the U.S. Department of Treasury to review futures markets to determine if a different regime for clearing is feasible, which could include ending exchange control of financial futures clearing to foster exchange competition. The Department of Justice comments specifically excluded markets for commodity futures, such as energy and agricultural futures markets. In addition, several Members of the U.S. Congress have advocated for higher margins on futures products, which could change the way we collect margin or operate the risk management functions of our clearing houses. If these legislative or regulatory changes are adopted, alternative clearing houses may seek to clear positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit the use of our clearing houses. If any of these events occur, our revenues and profits would be materially and adversely affected.
     Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, or if our expenses increase without a corresponding increase in revenues, our profitability will be adversely affected.
     Our cost structure is largely fixed and we expect that it will continue to be largely fixed in the foreseeable future. We base our expectations of our cost structure on historical and expected levels of demand for our products and services as well as our fixed operating infrastructure, such as computer hardware and software, leases, hosting facilities and security and staffing levels. If demand for our current products and services declines, our revenues will decline. If demand for future products that we acquire or license is not to the level necessary to offset the cost of the acquisition or license, our net income would decline. For example, we have incurred significant costs to secure the exclusive license with the Russell Investment Group for listing Russell’s index futures. The costs we incurred to secure the exclusive license will be amortized over the next several years. If our clearing and execution fees for the Russell index futures is not sufficient to offset the amortization cost, our net income will decrease. We may not be able to adjust our cost structure on a timely basis to counteract a decrease in revenue or net income, which would result in an adverse impact on our profitability.
     The nature and role of ICE Futures U.S.’s self-regulatory responsibilities may change.
     Some financial services regulators have publicly stated their interest in evaluating the ability of a financial exchange, organized as a for-profit corporation, to adequately discharge its self-regulatory responsibilities. ICE Futures U.S.’s regulatory programs and capabilities contribute significantly to its brand name and reputation. We cannot assure you that ICE Futures U.S. will not be required to further modify or restructure its corporate governance or regulatory functions in order to address these or other concerns. For example, the CFTC adopted, but recently stayed implementation of, final rules to minimize conflicts of interest on boards of directors of registered, futures exchanges, or designated contract markets. The new rules provided a safe harbor to designated contract markets that had at least 35% of their board of directors comprised of persons with no material relationship to the designated contract market or its members and who therefore were deemed to be “public directors.” While the rules regarding conflicts of interest that were stayed would not likely result in costly or burdensome changes at ICE Futures U.S., implementation of such rules could alter the composition of ICE Futures U.S.’s board of directors and any future new rules, modifications of existing rules or restructuring of regulatory functions could entail material costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held in Atlanta, Georgia on May 15, 2008. At the annual meeting, the shareholders were presented with two proposals as set forth in our annual proxy statement, both of which were approved.

     Out of 70,512,717 shares of stock entitled to vote at such meeting based upon the record date of March 18, 2008, there were present in person or by proxy an aggregate of 59,169,405 shares, constituting a quorum. The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:
     Proposal 1. The shareholders elected the following directors to serve for the ensuing year.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Charles R. Crisp	57,655,772	1,513,633
Jean-Marc Forneri	30,490,067	28,679,338
Fred W. Hatfield	53,443,330	5,726,075
Terrence F. Martell	57,602,368	1,567,037
Sir Robert Reid	57,526,613	1,642,792
Frederic V. Salerno	54,291,303	4,878,102
Frederick W. Schoenhut	57,554,976	1,614,429
Jeffrey C. Sprecher	56,850,127	2,319,278
Judith A. Sprieser	56,517,405	2,652,000
Vincent Tese	56,707,446	2,461,959

     Proposal 2. The shareholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for 2008.

For	Against	Abstain
57,798,239	908,301	462,865

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
Number		Description of Document

10.1	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan, as amended on May 15, 2008.

10.2	—	Agreement and Plan of Merger by and among IntercontinentalExchange, Inc., Columbia Merger Corporation, Creditex Group Inc. and TA Associates, Inc. dated June 3, 2008.

10.3	—
Second Amendment to $500,000,000 Credit Agreement among IntercontinentalExchange, Inc. and Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders named therein dated as of June 13, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 19, 2008, File No. 001-32671).

10.4	—
$150,000,000 Credit Agreement, dated as of June 27, 2008, among IntercontinentalExchange, Inc. Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and other Lenders named therein (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on July 3, 2008, File No. 001-32671).

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

INTERCONTINENTALEXCHANGE, INC. (Registrant)
Date: August 4, 2008	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)