Form 10-Q
period 2008-09-30
INTERCONTINENTALEXCHANGE INC
filed 2008-10-30
CIK 1174746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of October 29, 2008, the number of shares of the registrant’s Common Stock outstanding was 72,244,346 shares.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2008

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$241,727	$119,597
Restricted cash	33,546	19,624
Short-term investments	3,751	140,955
Customer accounts receivable, net of allowance for doubtful accounts of $1,196 and $370 at September 30, 2008 and December 31, 2007, respectively	98,694	52,018
Margin deposits and guaranty funds	1,343,893	792,052
Prepaid expenses and other current assets	26,662	17,848

Total current assets	1,748,273	1,142,094

Property and equipment, net	76,242	63,524

Other noncurrent assets:
Goodwill	1,423,603	1,009,687
Other intangible assets, net	749,101	537,722
Restricted cash	101,500	3,000
Cost method investments	50,315	38,778
Long-term investments	3,110	—
Other noncurrent assets	8,727	1,540

Total other noncurrent assets	2,336,356	1,590,727

Total assets	$4,160,871	$2,796,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$47,349	$27,811
Accrued salaries and benefits	56,521	23,878
Current portion of long-term debt	43,750	37,500
Current portion of licensing agreement	12,113	10,572
Income taxes payable	21,815	11,687
Margin deposits and guaranty funds	1,343,893	792,052
Unearned government grant	9,174	1,748
Other current liabilities	23,698	5,713

Total current liabilities	1,558,313	910,961

Noncurrent liabilities:
Noncurrent deferred tax liability, net	191,861	108,739
Long-term debt	345,000	184,375
Noncurrent portion of licensing agreement	85,101	89,645
Unearned government grant	—	8,737
Other noncurrent liabilities	20,209	17,032

Total noncurrent liabilities	642,171	408,528

Total liabilities	2,200,484	1,319,489

Commitments and contingencies
Minority interest	5,812	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 76,352 and 70,963 shares issued at September 30, 2008 and December 31, 2007, respectively; 72,216 and 69,711 shares outstanding at September 30, 2008 and December 31, 2007, respectively	764	710
Treasury stock, at cost; 4,136 and 1,252 shares at September 30, 2008 and December 31, 2007, respectively	(355,492)	(30,188)
Additional paid-in capital	1,598,250	1,043,971
Retained earnings	683,825	431,708
Accumulated other comprehensive income	27,228	30,655

Total shareholders’ equity	1,954,575	1,476,856

Total liabilities and shareholders’ equity	$4,160,871	$2,796,345

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Transaction fees, net	$515,070	$357,803	$170,974	$131,090
Market data fees	75,984	47,090	25,771	17,225
Other	14,764	10,104	4,699	3,420

Total revenues	605,818	414,997	201,444	151,735

Operating expenses:
Compensation and benefits	102,788	66,484	41,186	23,009
Professional services	22,989	18,227	9,089	6,650
CBOT merger-related transaction costs	—	11,088	—	144
Patent royalty	—	1,705	—	—
Selling, general and administrative	47,643	37,302	17,626	12,170
Depreciation and amortization	36,191	23,155	14,401	8,898

Total operating expenses	209,611	157,961	82,302	50,871

Operating income	396,207	257,036	119,142	100,864

Other income (expense):
Interest and investment income	9,141	8,815	3,297	3,123
Interest expense	(13,614)	(13,139)	(4,438)	(5,015)
Other income, net	606	9,633	281	302

Total other income (expense), net	(3,867)	5,309	(860)	(1,590)

Income before income taxes	392,340	262,345	118,282	99,274
Income tax expense	140,223	86,385	43,319	32,593

Net income	$252,117	$175,960	$74,963	$66,681

Earnings per common share:
Basic	$3.56	$2.56	$1.05	$0.96

Diluted	$3.51	$2.49	$1.04	$0.93

Weighted average common shares outstanding:
Basic	70,816	68,732	71,483	69,439

Diluted	71,728	70,783	72,424	71,347

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)
(Unaudited)

							Accumulated Other
							Comprehensive Income
							Net Unrealized Gain (Loss) from
	Common				Additional		Foreign	Available-	Net	Total
	Stock		Treasury Stock		Paid-in	Retained	Currency	For-Sale	Investment	Shareholders’
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Equity
Balance, January 1, 2007	59,596	$596	(1,471)	$(9,748)	$245,030	$191,179	$29,863	$(2)	$(2,450)	$454,468
Other comprehensive income	—	—	—	—	—	—	3,183	61	—	3,244
Exercise of common stock options	1,044	11	(4)	(472)	9,920	—	—	—	—	9,459
Issuance of shares for acquisitions	10,303	103	—	—	707,560	—	—	—	—	707,663
Treasury shares received during acquisition	—	—	(1)	(197)	—	—	—	—	—	(197)
Treasury shares received for restricted stock and stock option tax payments	—	—	(181)	(24,814)	—	—	—	—	—	(24,814)
Stock-based compensation	—	—	—	—	25,415	—	—	—	—	25,415
Issuance of restricted stock	20	—	405	5,043	(5,043)	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	61,089	—	—	—	—	61,089
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(83)	—	—	—	(83)
Net income	—	—	—	—	—	240,612	—	—	—	240,612

Balance, December 31, 2007	70,963	710	(1,252)	(30,188)	1,043,971	431,708	33,046	59	(2,450)	1,476,856
Other comprehensive loss	—	—	—	—	—	—	(3,298)	(129)	—	(3,427)
Exercise of common stock options	334	3	(1)	(225)	4,321	—	—	—	—	4,099
Issuance of shares for acquisitions	4,892	49	—	—	499,191	—	—	—	—	499,240
Repurchases of common stock	—	—	(3,220)	(300,000)	—	—	—	—	—	(300,000)
Treasury shares received for restricted stock and stock option tax payments	—	—	(267)	(43,550)	—	—	—	—	—	(43,550)
Stock-based compensation	—	—	—	—	27,075	—	—	—	—	27,075
Issuance of restricted stock	163	2	604	18,471	(18,473)	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	42,165	—	—	—	—	42,165
Net income	—	—	—	—	—	252,117	—	—	—	252,117

Balance, September 30, 2008	76,352	$764	(4,136)	$(355,492)	$1,598,250	$683,825	$29,748	$(70)	$(2,450)	$1,954,575

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$252,117	$175,960	$74,963	$66,681
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,298)	1,151	(1,759)	1,157
Change in available-for-sale securities, net of tax	(129)	123	(73)	59

Comprehensive income	$248,690	$177,234	$73,131	$67,897

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income	$252,117	$175,960

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,191	23,155
Gain on disposal of assets	—	(9,267)
Amortization of debt issuance costs	879	459
Allowance for doubtful accounts	339	(441)
Net realized gains on sales of available-for-sale investments	(38)	(121)
Stock-based compensation	25,252	12,670
Deferred taxes	(6,681)	2,361
Excess tax benefits from stock-based compensation	(42,092)	(47,554)
Changes in assets and liabilities:
Customer accounts receivable	(30,666)	(14,401)
Prepaid expenses and other current assets	943	(1,117)
Noncurrent assets	97	(1,058)
Income taxes payable	58,869	52,742
Accounts payable, accrued salaries and benefits, and other liabilities	4,212	(7,799)

Total adjustments	47,305	9,629

Net cash provided by operating activities	299,422	185,589

Investing activities
Capital expenditures	(18,656)	(25,814)
Capitalized software development costs	(10,963)	(8,498)
Cash paid for acquisitions, net of cash acquired	(37,330)	(455,714)
Purchase of intangible assets	—	(58,615)
Proceeds from sale of assets	—	13,269
Proceeds from sales of available-for-sale investments	236,577	221,458
Purchases of available-for-sale investments	(102,582)	(240,332)
Increase in restricted cash	(112,422)	(5,118)

Net cash used in investing activities	(45,376)	(559,364)

Financing activities
Proceeds from credit facilities	195,000	250,000
Repayments of credit facilities	(28,125)	(18,750)
Issuance costs for credit facilities	(1,519)	(2,299)
Payment on capital lease obligations	(124)	—
Excess tax benefits from stock-based compensation	42,092	47,554
Repurchases of common stock	(300,000)	—
Payments relating to treasury shares received for restricted stock and stock option tax payments	(43,550)	(21,734)
Proceeds from exercise of common stock options	4,099	7,497

Net cash provided by (used in) financing activities	(132,127)	262,268

Effect of exchange rate changes on cash and cash equivalents	211	75

Net increase (decrease) in cash and cash equivalents	122,130	(111,432)
Cash and cash equivalents, beginning of period	119,597	204,257

Cash and cash equivalents, end of period	$241,727	$92,825

Supplemental cash flow disclosure
Cash paid for income taxes	$87,606	$39,832

Cash paid for interest	$6,824	$10,990

Supplemental noncash investing activities
Common stock and vested stock options issued for acquisitions	$499,240	$707,663

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns 100% of ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company owns 100% of ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the soft commodity, index and currency futures and options markets. The Company owns 100% of ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian Commodity Futures Exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. The Company acquired 100% of Creditex Group Inc. (“Creditex”) on August 29, 2008. Creditex operates in the OTC credit default swaps (“CDS”) markets (Note 10). In addition, the Company currently operates two central counterparty clearing houses in North America, with a third in development in Europe. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg and Singapore.
     The Company does not risk its own capital by engaging in any trading activities or by extending credit to market participants. However, the Company does take principal positions in a small portion of Creditex’s business relating to the trading of bonds but only then as an intermediary between two counterparties.

2.	Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the nine months and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 10, the Company completed the acquisitions of YellowJacket Software, Inc. (“YellowJacket”) on February 13, 2008 and Creditex on August 29, 2008 and has included the financial results of these companies in its consolidated financial statements effective from these respective dates forward.
     For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as minority interests. In connection with the Company’s acquisition of Creditex, the Company holds a 50.1% equity ownership in QW Holdings LLC, which the Company consolidates. QW Holdings LLC owns Q-WIXX, which is a dealer-to-client electronic platform for trading portfolios of CDS. The platform is a joint initiative between Creditex and the dealer community and has been operated in both North America and Europe since June 2007. A minority interest in QW Holdings LLC is recorded in the accompanying consolidated balance sheet as of September 30, 2008 for the economic interest held by the limited partners.
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
     As a Recognized Investment Exchange, the Financial Services Authority (“FSA”) in the U.K. requires ICE Futures Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of September 30, 2008 and December 31, 2007, this amount was equal to $12.1 million and $13.1 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.
     The Company owns 100% of ICE Markets Limited, which is based in London and supports the markets for European energy commodities, performs helpdesk functions and is authorized by the FSA to act as an arranger of deals in investments. The FSA requires ICE Markets Limited to maintain a minimum level of financial resources, which is calculated monthly on the basis of 25% of the relevant annual expenditures, adjusted for any illiquid assets. As of September 30, 2008 and December 31, 2007, the resource requirement was equal to $1.7 million and $2.7 million, respectively, and is reflected as restricted cash in the accompanying consolidated balance sheets.
     ICE Clear Europe has been formed by the Company to serve as a clearing house to perform the clearing and settlement of each futures and options contract that will trade through ICE Futures Europe and for all of the Company’s cleared OTC energy products. ICE Clear Europe is expected to begin clearing these contracts in November 2008 upon the transition of the clearing function from LCH.Clearnet Ltd. ICE Clear Europe has been recognized by the FSA as a U.K. Recognized Clearing House. As such, the FSA requires ICE Clear Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of September 30, 2008, the resource requirement was equal to $7.2 million and is reflected as restricted cash in the accompanying consolidated balance sheet.
     Consistent with the other clearing houses that the Company owns, ICE Clear Europe requires that each clearing member make deposits in a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe has committed $100.0 million of its own cash as part of its guaranty fund. This contribution was made on July 3, 2008 and this cash is reflected as noncurrent restricted cash in the consolidated balance sheet as of September 30, 2008. ICE Clear U.S. and ICE Clear Canada do not contribute to their respective guaranty funds.
     As of September 30, 2008 and December 31, 2007, there is $12.6 million and $3.9 million, respectively, of cash held as escrow for previous acquisitions that is reflected as restricted cash in the accompanying consolidated balance sheets.

4.	Short-Term and Long-Term Investments
     Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value using primarily quoted prices in active markets for identical securities, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of September 30, 2008, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Foreign government securities	$165	$1	$—	$166
U.S. Treasury securities	1,987	—	—	1,987
Equity securities	22	—	1	21
Corporate bonds	1,647	—	70	1,577
Municipal bonds	3,110	—	—	3,110

Total	$6,931	$1	$71	$6,861

     The contractual maturities of the investments as of September 30, 2008, were as follows (in thousands):

Estimated Fair
Value
Maturities:
Due within 1 year	$3,207
Due within 1 year to 5 years	544
Due within 5 years to 10 years	—
Due after 10 years	3,110

Total	$6,861

     Investments that the Company intends to hold for more than one year are classified as long-term investments. The Company currently expects to hold $3.1 million of the investments for more than one year and has classified them as long-term investments in the accompanying consolidated balance sheet as of September 30, 2008. The $3.1 million in long-term investments relates to an auction rate security that failed to settle at auction during the nine months ended September 30, 2008 due to recent credit market conditions. The fair value of this auction rate security, which has continued to pay the full coupon rate and has a high credit rating, was determined based on level 3 unobservable inputs, which means the inputs reflect management’s own assumptions and the assets trade infrequently, and are supported by little or no market activity that are significant to the fair value of the asset. The Company does not intend to hold any of the other investments for more than one year. Therefore, the Company has classified the remaining $3.8 million as short-term investments in the accompanying consolidated balance sheet as of September 30, 2008.
     The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less at the time of purchase to be cash equivalents. Due to the Company’s decision to shift more of its funds into cash equivalent investments, the available-for-sale short-term and long-term investments decreased from $141.0 million as of December 31, 2007 to $6.9 million as of September 30, 2008. The decision to invest more in cash and cash equivalent investments was primarily due to credit market conditions.

5.	Cost Method Investments
     The Company has an 8% equity ownership in the National Commodity and Derivatives Exchange, Ltd (“NCDEX”), a derivatives exchange located in Mumbai, India, which it acquired for $37.0 million in 2007. In response to political pressure regarding high commodity prices, the Indian government suspended trading in several key contracts traded on NCDEX. It is not yet certain whether these suspensions will be permanent, and if so, if other-than-temporary impairment will result. In addition, the Company may be required to sell 3% of its 8% NCDEX stake as a result of a recently announced change in Indian law that will likely limit the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%. The Company currently believes there will be sufficient demand for its shares such that it will at least recover its carrying value if it is required to sell the 3% stake. If the Company cannot recover its carrying value, or if the suspended contracts lead to other-than-temporary impairment, the Company will recognize an impairment loss equal to the difference between the fair value and the carrying value of its entire 8% equity stake.

     The Company has cost method investments in The Clearing Corporation and in Trade-Settlement, Inc., both of which the Company acquired in connection with its acquisition of Creditex on August 29, 2008. The Clearing Corporation is a clearing house that provides clearing and settlement services to its participants for trades in futures contracts, options on futures contracts and OTC transactions executed on various exchanges and marketplaces. Trade-Settlement, Inc. is a post trade loan settlement process company that serves the global primary and secondary syndicated loan markets. The Company also has a 1.4% equity share investment in LCH.Clearnet Ltd, a third party clearing house that clears the Company’s OTC and energy futures contracts until the transition to ICE Clear Europe, which is currently expected to occur in November 2008. The Company uses the cost method to account for these investments as the Company does not control and does not have the ability to exercise significant influence over the operating and financial policies of these companies.

6.	Goodwill and Other Intangible Assets
     The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2008 (in thousands):

Goodwill balance at December 31, 2007	$1,009,687
Acquisition of Creditex	365,467
Acquisition of YellowJacket	46,834
Other activity	1,615

Goodwill balance at September 30, 2008	$1,423,603

     The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2008 (in thousands):

Other intangible assets balance at December 31, 2007	$537,722
Acquisition of Creditex	215,400
Acquisition of YellowJacket	11,000
Other activity	(1,622)
Amortization of intangibles	(13,399)

Other intangible assets balance at September 30, 2008	$749,101

     The Company completed its acquisition of YellowJacket on February 13, 2008, and completed its acquisition of Creditex on August 29, 2008 (Note 10). The goodwill and other intangible assets from these two acquisitions have been included in the global OTC segment for purposes of segment reporting. The other activity in the goodwill and other intangible assets balances relates to adjustments to the purchase price, other intangible assets and related goodwill for acquisitions completed in 2007, primarily relating to updated valuations of identified intangible assets and to foreign currency translation adjustments. The Company did not recognize any impairment losses on goodwill or other intangible assets during the nine months or three months ended September 30, 2008 and 2007. The Company estimates that none of the goodwill acquired for the Creditex and YellowJacket acquisitions will be deductible for tax purposes as they were both nontaxable transactions.

7.	Credit Agreements
     The Company has a senior unsecured credit agreement under which a term loan facility in the aggregate principal amount of $193.8 million is outstanding as of September 30, 2008, and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). Under the terms of the Credit Facilities, the Company may borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time until its termination on January 12, 2010. The Company has agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S., ICE Futures U.S.’s clearing organization, to provide short-term liquidity, if necessary, in the event of default by a clearing member firm. The Company borrowed $195.0 million under the revolving credit facility during the three months ended September 30, 2008 and that amount is outstanding as of September 30, 2008. This amount was used by the Company for stock repurchases (Note 8). The remaining amount under the revolving credit facility, which is $5.0 million after factoring in the $50.0 million reserved for ICE Clear U.S., could be used by the Company for general corporate purposes.

     Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia Bank, National Association’s (“Wachovia”) prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.50% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. At September 30, 2008, the Company had a three-month LIBOR loan for $193.8 million outstanding under the term loan facility with a stated interest rate of 4.26% per annum, including the applicable margin rate at September 30, 2008 of 0.50% on the LIBOR loan. For the borrowings under the term loan facility, the Company began making payments on June 30, 2007, and will make payments quarterly thereafter until January 12, 2012, the fifth anniversary of the closing date of the merger with ICE Futures U.S. At September 30, 2008, the Company had a six-month LIBOR loan for $195.0 million outstanding under the revolving credit facility with a stated interest rate of 3.60% per annum, including the applicable margin rate at September 30, 2008 of 0.50% on the LIBOR loan. For the borrowings under the revolving credit facility, any amount borrowed would need to be repaid on January 12, 2010.
     On June 27, 2008, the Company entered into a separate senior unsecured credit agreement (the “Credit Agreement”) with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The Credit Agreement provides for a 364-day revolving credit facility in the aggregate principal amount of $150.0 million, which may be increased to $200.0 million under certain conditions. The Credit Agreement is available for operational use solely by ICE Clear Europe, the Company’s wholly-owned U.K. clearing house. Loans under the Credit Agreement shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 1.50% to 2.50% on the LIBOR loans and from 0.50% to 1.50% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. No amounts are outstanding under the Credit Agreement as of September 30, 2008.

8.	Shareholders’ Equity
Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $25.3 million and $12.7 million for the nine months ended September 30, 2008 and 2007, respectively, and $7.4 million and $5.0 million for three months ended September 30, 2008 and 2007, respectively.
     The Company completed its acquisition of Creditex on August 29, 2008 (Note 10). In connection with the acquisition, the Company assumed the stock option and restricted stock plans of Creditex into the Company’s stock award plans. As a result, the Company exchanged its stock options and restricted stock for Creditex stock options and restricted stock, as discussed further in Note 10. The fair value of the acquiring-company awards was less than the fair value of the acquired-company awards. The Company will recognize non-cash compensation expense on the 636,000 unvested stock option awards and 195,000 unvested restricted stock awards issued to Creditex employees on a straight-line basis as the awards vest based on the fair value of the awards on the consummation date of the transaction on August 29, 2008.
     The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards, including the stock options assumed in the Creditex acquisition. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Company has used the Black-Scholes option pricing model assumptions in the table below to compute the value of the unvested options for shares of common stock granted to the former Creditex employees:

Assumptions
Risk-free interest rate	1.97% to 2.85%
Expected life in years	1 to 4
Expected volatility	49% to 53%
Expected dividend yield	0%
Exercise price per share	$8.37 to $74.45
Fair value of the Company’s common stock per share at consummation date	$88.03
Estimated weighted-average fair value of unvested options granted per share	$54.88
     The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from anticipated future exercise patterns. Expected volatility is based primarily on historical volatility of the Company’s stock.
     The following is a summary of the Company’s stock options for the nine months ended September 30, 2008:

		Weighted Average
		Exercise Price
	Number of Options	Per Option
Outstanding at December 31, 2007	1,359,087	$35.91
Granted (including vested and unvested stock options issued to Creditex employees)	1,400,218	26.60
Exercised	(333,991)	12.75
Forfeited	(28,345)	18.82

Outstanding at September 30, 2008	2,396,969	33.89

     Details of stock options outstanding as of September 30, 2008 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise Price	Contractual Life	Value
	Number of Options	Per Option	(years)	(In thousands)
Vested or expected to vest	2,242,534	$31.98	7.03	$120,956
Exercisable	1,549,528	$19.46	6.36	$97,138
     The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $41.3 million and $106.7 million, respectively, and was $3.6 million and $32.0 million during the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there were $27.5 million in total unrecognized compensation costs related to stock options, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 2.7 years as the stock options vest.
     There are 309,913 restricted shares that have been reserved for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are subject to a market condition that may reduce the number of shares that are issued if the 2008 Company total shareholder return falls below that of the S&P 500 Index. The reduction in the number of shares that could be issued if total shareholder return is below the return of the S&P 500 Index could be up to a maximum of 20%. These shares were granted in December 2007 and vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2008. The potential compensation expenses to be recognized over the three-year vesting period under these performance-based restricted shares range from $9.0 million to $44.9 million depending on which performance target is met in 2008. Under SFAS No. 123(R), Share-Based Payment, the Company will recognize compensation costs, net of forfeitures, using an accelerated attribution method over the vesting period for awards with performance conditions. Compensation costs for such awards will be recognized only if it is probable that the condition will be satisfied. As of September 30, 2008, the Company has determined that it was probable that the target performance level will be met and the Company recorded non-cash compensation expenses in the accompanying consolidated statement of income of $7.7 million and $638,000 for the nine months and three months ended September 30, 2008, respectively, relating to this performance-based plan. The remaining $9.7 million in non-cash compensation expenses will be expensed on an accelerated basis over the remaining vesting period. The Company will recognize expense throughout 2008 based on the Company’s quarterly assessment of the probable 2008 actual performance as compared to the 2008 financial performance targets.

     The following is a summary of the Company’s nonvested restricted shares for the nine months ended September 30, 2008:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Shares	Value per Share
Nonvested at December 31, 2007	1,436,129	$73.56
Granted (including restricted shares issued to Creditex employees)	250,139	96.68
Vested	(823,045)	20.38
Forfeited	(23,471)	100.75

Nonvested at September 30, 2008	839,752	124.76

     Restricted shares in the table above include both time-based and performance-based grants. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of September 30, 2008, there were $34.1 million in total unrecognized compensation costs related to the time-based restricted shares and the performance-based restricted shares, net of estimated forfeitures. These costs are expected to be recognized over a weighted average period of 1.7 years as the restricted shares vest. These unrecognized compensation costs assume that the target performance level will be met on the performance-based restricted shares granted in December 2007. During the nine months ended September 30, 2008 and 2007, the total fair value of restricted stock vested under all restricted stock plans was $132.0 million and $27.0 million, respectively.
Stock repurchase program
     On August 4, 2008, the Company announced that its board of directors authorized the repurchase of up to $500 million of the Company’s outstanding common stock over a twelve month period. After the completion of the Creditex acquisition, the Company repurchased 3.2 million shares of the Company’s common stock at a cost of $300.0 million on the open market during the three months ended September 30, 2008 at an average price per common share of $93.16. The shares are being held in treasury as of September 30, 2008. Additional common shares may be repurchased under this authorization from time to time, with consideration given to the market price of the common shares, the nature of the Company’s investment opportunities, cash flows from operations and general economic conditions. The Company expects to fund any future share repurchases with a combination of cash on hand and future cash flows from operations. The Company is not obligated to acquire any specific number of shares and may amend, suspend or terminate the repurchase program at any time.
9.	Income Taxes
     The Company’s effective tax rate increased to 35.7% for the nine months ended September 30, 2008 from 32.9% for the nine months ended September 30, 2007 and to 36.6% for the three months ended September 30, 2008 from 32.8% for the three months ended September 30, 2007. The effective tax rate for the nine months and three months ended September 30, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the nine months and three months ended September 30, 2007 is lower than the federal statutory rate primarily due to a decrease in the amount of U.S taxes accrued on foreign earnings, tax exempt interest income and tax credits, which are partially offset by state taxes and non-deductible expenses. The effective tax rate for the nine months and three months ended September 30, 2008 is higher than the effective tax rate for the nine months and three months ended September 30, 2007 primarily due to an increase in the percentage of income taxable in the U.S. at higher statutory tax rates in 2008, the expiration of the federal R&D tax credit at the end of 2007, and the tax benefit recognized in the first six months of 2007 upon adoption of the indefinite reinvestment exception of APB Opinion No. 23, Accounting for Income Taxes-Special Areas.
     The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the U.S. totaled $337.0 million and $209.5 million as of September 30, 2008 and December 31, 2007, respectively. These earnings are not subject to U.S. income tax until they are distributed to the United States.

10.	Acquisitions
     The Company acquired 100% of Creditex on August 29, 2008 for a combination of stock and cash. The Company also assumed the Creditex stock option and restricted stock award plans. Creditex is a market leader and innovator in the execution and processing of credit default swaps with markets spanning the U.S., Europe and Asia. Creditex serves the most liquid segments of the traded CDS market, including indexes, single-name instruments and standardized tranches. The acquisition provides the Company with the opportunity to expand into the global CDS market, including trade execution and post-trade services. The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 29, 2008. The total purchase price was $528.1 million, and was comprised of the following (in thousands):

Cash paid to Creditex stockholders	$48,684
Fair value of the Company’s common stock and vested stock options issued	474,503
Transaction costs	4,927

Total purchase price	$528,114

     In connection with the acquisition, the Company issued 4.7 million shares of its common stock to Creditex stockholders and issued 764,000 vested stock options to Creditex employees. The fair value of the Company’s common stock was determined for accounting purposes to be $85.50 per share, which represented the average closing price of the Company’s common stock for the five business day period commencing two business days prior to the first date on which the number of shares and the amount of other consideration became fixed, which was August 22, 2008. Acquisition-related transaction costs include investment banking, legal and accounting fees, valuation, printing and other external costs directly related to the acquisition.
Preliminary Purchase Price Allocation for Creditex Acquisition
     Under purchase accounting, the total purchase price was allocated to Creditex’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of August 29, 2008, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary third-party valuation. The primary areas of the purchase price allocation that are not yet finalized relate to identifiable intangible assets, cost method investments, certain liabilities and certain legal matters. The Company is continuing to review and validate estimates, assumptions and valuation methodologies underlying the preliminary valuation. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on the Company’s financial statements. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents and short-term investments	$45,913
Other current assets	36,080
Property and equipment	5,368
Goodwill	365,467
Identifiable intangible assets	215,400
Other noncurrent assets	29,450
Current liabilities	(58,220)
Deferred tax liabilities on the identifiable intangible assets	(97,857)
Other long-term liabilities and minority interests	(13,487)

Total preliminary purchase price allocation	$528,114

     The entire goodwill amount above will be included in the OTC business segment for purposes of segment reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, because this is consistent with how it is reported internally to the Company’s chief operating decision maker. It has not yet been determined to which reporting unit(s) the Creditex goodwill will be allocated for purposes of future impairment testing as required by SFAS 142, Goodwill and Other Intangible Assets. The Company estimates that approximately 37% of goodwill acquired will be deductible for tax purposes.

Identifiable Intangible Assets for Creditex Acquisition
     In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of Creditex’s business. The following table sets forth the preliminary components of intangible assets associated with the acquisition as of September 30, 2008 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life
Customer relationships	$184,000	$884	$183,116	12 years
Non-compete agreements	15,100	748	14,352	1-1.75 years
Developed technology	13,700	362	13,338	5 years
Trade names	2,600	108	2,492	2 years

Total	$215,400	$2,102	$213,298

     Customer relationships represent the established and ongoing relationships with Creditex’s existing customers. Developed technology represents both internally and externally developed software related to Creditex trading operations. Non-compete agreements represent the estimated fair value of agreements with Creditex’s brokers and management team. Trade names represent the estimated fair value of the Creditex trade names and trademarks. The customer relationships intangible assets and the developed technology intangible assets are being amortized using an accelerated method over their estimated useful lives and the other intangible assets are being amortized using the straight-line method over their estimated useful lives.
Pre-Acquisition Contingencies for Creditex Acquisition
     The Company has identified certain pre-acquisition contingencies but has yet to conclude whether the fair values for such contingencies are determinable. If, during the purchase price allocation period, the Company is able to determine the fair value of a pre-acquisition contingency, the Company will include that amount in the purchase price allocation. If, as of the end of the purchase price allocation period, the Company is unable to determine the fair value of a pre-acquisition contingency, the Company will evaluate whether to include an amount in the purchase price allocation based on whether it is probable that a liability had been incurred and whether an amount can be reasonably estimated. After the end of the purchase price allocation period, any adjustment that results from a pre-acquisition contingency will be included in the Company’s operating results in the period in which the adjustment is determined. The purchase price allocation period ends when the Company has all of the information that it has arranged to obtain and that is known to be obtainable, but usually does not exceed one year from the date of acquisition.
Pro Forma Financial Information for Creditex Acquisition
     The financial information in the table below summarizes the combined results of operations of the Company and Creditex, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of the Company and Creditex.
     This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the preliminary valuation of Creditex’s tangible assets and identifiable intangible assets resulting from the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and Creditex for the nine months and three months ended September 30, 2008 and 2007.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues	$726,246	$538,291	$225,811	$202,053

Net Income	$236,933	$165,017	$59,975	$65,593

Earnings per common share — Basic	$3.14	$2.25	$0.79	$0.88

Earnings per common share — Diluted	$3.08	$2.18	$0.77	$0.86

Other Acquisitions
     On February 13, 2008, the Company acquired 100% of YellowJacket for a combination of stock and cash. YellowJacket is a financial technology firm that operates electronic trade negotiation technology which offers a range of trading tools including instant communication, negotiation and data for various financial markets. With the YellowJacket platform, traders can aggregate and consolidate fragmented instant message-based communications and key transaction details on a single screen. The acquisition has been accounted for as a purchase business combination. The financial results of YellowJacket have been included in the OTC business segment from the date of acquisition.
     The Company will make additional payments in cash or stock to certain former shareholders of YellowJacket and former shareholders of certain other acquired companies if specified revenue targets or certain other strategic goals specified in the purchase agreements for those acquired companies are achieved. The maximum annual contingent payments that could be made in 2009 and 2010 are $16.2 million and $79.2 million, respectively.
11.	Clearing Organizations
     ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada. ICE Clear Europe expects to begin clearing contracts in November 2008 upon the transition of clearing from LCH.Clearnet Ltd., at which time it will perform the clearing and settlement of every futures and options contract trading through ICE Futures Europe and for all of the Company’s cleared OTC energy products. ICE Clear U.S., ICE Clear Europe and ICE Clear Canada are referred to herein collectively as the “ICE Clearing Houses”.
     Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the financial central counterparty on every contract cleared. Therefore, the Company does not reflect these unsettled contracts as assets and liabilities in the accompanying consolidated balance sheets. However, to the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, the ICE Clearing Houses bear financial counterparty credit risk in the event that future market movements create conditions that could lead to clearing members failing to meet their obligations to the ICE Clearing Houses. The ICE Clearing Houses reduce their exposure through a risk management program that includes initial and ongoing financial standards for admission as a clearing member, original and variation margin requirements and mandatory deposits to a guaranty fund. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations. ICE Clear Europe has also set up $100 million of insurance in the event of a clearing member default and this would be called upon prior to any member assessment.
     Each of the ICE Clearing Houses requires all clearing members to maintain on deposit with it cash, money market mutual fund shares, Government obligations or letters of credit to secure payment of variation margin as may become due from the clearing members, and such deposits in total are known as original margin. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts are known as variation margin. ICE Clear U.S. marks all outstanding futures contracts to market at least twice daily and pays and collects option premiums daily. ICE Clear Canada marks all outstanding positions to market once per day. Once in operation, ICE Clear Europe will initially mark all outstanding positions to market once per day.
     Each of the ICE Clearing Houses requires that each clearing member make deposits in a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear U.S. and ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income and all other interest earned on the cash margin deposits belong to the clearing members. ICE Clear Europe has agreed to pay clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements.
     Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing House may utilize the Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, the relevant ICE Clearing House may assess its clearing members to meet any remaining shortfall. As of September 30, 2008, original margin, unsettled variation margin and Guaranty Fund cash deposits are as follows for ICE Clear U.S., ICE Clear Europe and ICE Clear Canada (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	Total
Original margin	$862,567	$—	$18,428	$880,995
Variation margin	52,195	—	6,957	59,152
Guaranty Fund	17,406	379,111	7,229	403,746

Total	$932,168	$379,111	$32,614	$1,343,893

     The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with offsetting current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe and ICE Clear Canada are separate legal entities and are not subject to the liabilities of the other ICE Clearing House or the obligations of the members of the other ICE Clearing House. These cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time. As ICE Clear Europe has not yet begun to clear contracts, there are no cash original margin or variation margin deposits as of September 30, 2008. However, ICE Clear Europe did receive Guaranty Fund cash deposits from members in accordance with membership requirements.
     The total ICE Clear Europe Guaranty Fund balance as of September 30, 2008 is $479.1 million. This includes the $379.1 million in Guaranty Fund deposits from clearing members as well as $100.0 million that ICE Clear Europe has committed of its own cash as part of its guaranty fund. As discussed in Note 3, the $100.0 million is reflected in restricted cash in the accompanying consolidated balance sheet as of September 30, 2008. The $100.0 million is solely available in the event of an ICE Clear Europe clearing member default and $50.0 million of the $100.0 million will be utilized before all other amounts within the Guaranty Fund. If additional cash is required to settle positions, then the remaining $50.0 million will be called pro-rata along with other ICE Clear Europe clearing members’ deposits in the Guaranty Fund.
     In addition to the cash deposits for original margin, variation margin, and Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including Government obligations, money market mutual funds and letters of credit to the relevant ICE Clearing House to mitigate its credit risk. These assets are held in safekeeping and any interest and gain or loss for ICE Clear U.S. and ICE Clear Canada accrues to the clearing member. However, ICE Clear Europe has agreed to pay clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe will charge clearing members 5 basis points for non-cash deposits made for original margin requirements. These assets are not reflected in the accompanying consolidated balance sheet as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. The amount that the clearing members are required to maintain in the original margin and Guaranty Fund accounts is determined by parameters established by the risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time.

     As of September 30, 2008, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S. Government	Money
	Securities at	Market
	Face Value	Mutual Fund
Original margin	$8,828,991	$687,330
Guaranty Fund	106,637	14,091

Total	$8,935,628	$701,421

     The transition date to ICE Clear Europe was scheduled to occur in September 2008. However, the launch date was postponed pursuant to the terms of the transition plan as a result of the default of a clearing member on the transition date while still under the clearing arrangement with LCH. However, some ICE Clear Europe clearing members had already deposited Government obligations for original margin in the clearing house and decided to leave it in the clearing house until the revised expected transition date in November 2008. As of September 30, 2008, the Government obligations pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Europe are detailed below (in thousands):

Government
Securities at
Face Value
Original margin	$54,916
Guaranty Fund	1,000

Total	$55,916

     As of September 30, 2008, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian
	Government
	Securities at	Letters
	Face Value	Of Credit
Original margin	$61,449	$1,887
Guaranty Fund	28,619	—

Total	$90,068	$1,887

     ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits are held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. As of September 30, 2008, the margin deposits in the joint account were $64.8 million of which $32.4 million is ICE Clear U.S.’s proportionate share and $14.5 million is reflected in the cash margin balances above and $17.9 million is reflected in the pledged asset margin balances above. Clearing firms maintain separate margin requirements with each clearing house. Depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC, each clearing house may reduce that firm’s margin requirements. Cross margin deposits are held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and customers. The agreement permits an individual clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house.

12.	Commitments and Contingencies
   Russell Licensing Agreement
     On June 15, 2007, the Company entered into an exclusive licensing agreement (the “Licensing Agreement”) with the Frank Russell Company (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. Due to the wind-down provisions of other Russell licensing contracts, during the first year of the Licensing Agreement, the Company offered the Russell contracts on a non-exclusive basis. These rights became exclusive on September 19, 2008, and subject to achieving specified trading volumes, will remain exclusive throughout the remainder of the Licensing Agreement, which extends through June 2014.
     In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual royalty payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of September 30, 2008, the assets related to the Licensing Agreement are $148.9 million and are included in other intangible assets in the accompanying consolidated balance sheet. The intangible assets are being amortized based on the Company’s valuations of the non-exclusive and the exclusive elements of the Licensing Agreement. For the nine months and three months ended September 30, 2008, amortization expense related to the Licensing Agreement was $768,000 and $685,000, respectively, which reflects amortization on the non-exclusive and exclusive portions of the intangible assets. The exclusive period commenced on September 19, 2008 as noted above.
     Since the Company is required to make minimum annual royalty payments in order to maintain the Russell license rights, the Company has also recorded a liability based on the net present value of the total required payments as of the effective date of the Licensing Agreement. As of September 30, 2008, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $12.1 million and $85.1 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the nine months and three months ended September 30, 2008, interest expense related to the Licensing Agreement was $4.5 million and $1.5 million, respectively.
   Unearned Government Grant
     In November 2002, ICE Futures U.S. entered into a ten-year agreement with the New York State Urban Development Corporation d/b/a Empire State Development Corporation (“ESDC”). As a result of the terrorist attacks on the World Trade Center on September 11, 2001, the ESDC, in cooperation with the New York City Economic Development Corporation d/b/a New York City Industrial Development Agency, determined that ICE Futures U.S. was eligible for assistance under the World Trade Center Job Creation and Retention Program. In November 2002, ICE Futures U.S. received a cash grant of $23.3 million for fixed asset investment. This agreement requires ICE Futures U.S. to maintain certain annual employment levels in a certain geographic area of New York City and the grant is subject to recapture amounts on a declining scale over a ten year term if ICE Futures U.S. employment levels fall below the minimum level. The grant is recognized in the income statement ratably in accordance with the ten-year recapture schedule as a credit to depreciation and amortization expense. As of September 30, 2008, the potential recapture amount decreased to $9.2 million. The amount is accrued for in the accompanying consolidated balance sheet as of September 30, 2008, and is scheduled to decrease by $1.7 million each fiscal year going forward. However, the Company currently estimates that by the end of fiscal year 2008, the ICE Futures U.S. annual employments level will fall below the minimum level required per the agreement and it will be required to pay the recapture amount. Accordingly, the full amount of the unamortized grant proceeds is classified as a current liability in the accompanying consolidated balance sheet as of September 30, 2008.
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
     The Company incurred incremental direct merger-related transaction costs of $11.1 million and $144,000 during the nine months and three months ended September 30, 2007, respectively, relating to the proposed merger with CBOT Holdings, Inc. (“CBOT”). The Company did not succeed in its proposed merger with CBOT, and the Chicago Mercantile Exchange Holdings, Inc. completed its acquisition of CBOT on July 13, 2007. The merger-related transaction costs include investment banking advisors, legal, accounting, proxy advisor, public relations services and other external costs directly related to the proposed transaction. These costs have been recorded as CBOT merger-related transaction costs in the accompanying consolidated statements of income for the nine months and three months ended September 30, 2007.

15.	Segment Reporting
     The Company’s principal business segments consist of its global OTC segment, its futures segment and its market data segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada make up the futures segment and the operations of ICE Data make up the market data segment. The remaining companies, including Creditex, have been included in the global OTC segment as they primarily support the Company’s OTC business operations. In the prior quarters in 2007 only, the Company reported four business segments; its global OTC segment, its U.K. futures segment, its U.S. futures segment, which included ICE Futures Canada since its acquisition in August 2007, and its market data segment. As of December 31, 2007, the Company combined the U.K futures segment and the U.S. futures segment into one futures segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as this is how it was reported internally and provided to the Company’s chief operating decision maker. Prior quarter amounts have been reclassified to conform to the current quarter’s business segment presentation. Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments are as follows:

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Nine Months Ended September 30, 2008:
Revenues from external customers	$290,257	$274,958	$40,603	$605,818
Intersegment revenues	23,340	3,728	24,549	51,617
Depreciation and amortization	30,758	5,346	87	36,191
Interest and investment income	2,362	6,301	478	9,141
Interest expense	8,671	4,943	—	13,614
Income tax expense	52,365	68,902	18,956	140,223
Net income	94,037	117,810	40,270	252,117
Total assets	2,319,072	1,808,514	33,285	4,160,871
     Revenues from three clearing members of the futures segment comprised 16.1%, 13.5% and 13.2% of the Company’s futures revenues for the nine months ended September 30, 2008. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the nine months ended September 30, 2008.

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Nine Months Ended September 30, 2007:
Revenues from external customers	$169,715	$214,228	$31,054	$414,997
Intersegment revenues	25,146	2,518	11,232	38,896
Depreciation and amortization	18,677	4,470	8	23,155
Interest and investment income	4,084	4,376	355	8,815
Interest expense	11,767	1,372	—	13,139
Income tax expense	24,573	47,936	13,876	86,385
Net income	59,298	93,310	23,352	175,960
     Revenues from three clearing members of the futures segment comprised 13.3%, 12.0% and 10.4% of the Company’s futures revenues for the nine months ended September 30, 2007. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the nine months ended September 30, 2007.

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended September 30, 2008:
Revenues from external customers	$104,001	$83,935	$13,508	$201,444
Intersegment revenues	7,744	1,349	8,420	17,513
Depreciation and amortization	12,371	1,993	37	14,401
Interest and investment income	263	2,876	158	3,297
Interest expense	2,667	1,771	—	4,438
Income tax expense	18,080	19,203	6,036	43,319
Net income	26,545	34,581	13,837	74,963
     Revenues from three clearing members of the futures segment comprised 17.3%, 15.5% and 14.1% of the Company’s futures revenues for the three months ended September 30, 2008. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended September 30, 2008.

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended September 30, 2007:
Revenues from external customers	$64,364	$76,008	$11,363	$151,735
Intersegment revenues	7,865	681	4,109	12,655
Depreciation and amortization	7,112	1,783	3	8,898
Interest and investment income	1,294	1,675	154	3,123
Interest expense	3,785	1,230	—	5,015
Income tax expense	10,818	16,624	5,151	32,593
Net income	26,418	31,511	8,752	66,681
     Revenues from two clearing members of the futures segment comprised 13.3% and 11.8% of the Company’s futures revenues for the three months ended September 30, 2007. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through a different clearing member. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended September 30, 2007.

16.	Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine months and three months ended September 30, 2008 and 2007:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Basic:
Net income	$252,117	$175,960	$74,963	$66,681

Weighted average common shares outstanding	70,816	68,732	71,483	69,439

Basic earnings per common share	$3.56	$2.56	$1.05	$0.96

Diluted:
Weighted average common shares outstanding	70,816	68,732	71,483	69,439

Effect of dilutive securities:
Stock options and restricted shares	912	2,051	941	1,908

Diluted weighted average common shares outstanding	71,728	70,783	72,424	71,347

Diluted earnings per common share	$3.51	$2.49	$1.04	$0.93

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the nine months and three months ended September 30, 2008, 144,000 and 237,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. As of September 30, 2008 and 2007, there are 236,000 and 101,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in this Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2007, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and other filings with the Securities and Exchange Commission.
     Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; increasing competition and consolidation in our industry; changes in domestic and foreign regulations or government policy; technological developments, including clearing developments; developing a clearing initiative for the credit default swap market; the success of our initiative to establish a European clearing house and our global clearing strategy; the accuracy of our cost estimates and expectations, adjustments to exchange fees or commission rates; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2009; our ability to increase the connectivity to our marketplace; our ability to develop new products and services and pursue strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; proposed or pending litigation and adverse litigation results; our belief in our electronic platform and disaster recovery system technologies; our ability to gain access to comparable products and services if our key technology contracts were terminated; and the risk that acquired businesses will not be integrated successfully or the revenue opportunities, cost savings and other anticipated synergies from the mergers may not be fully realized or may take longer to realize than expected. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview and Our Business Environment
     We are a leading global futures exchange and over-the-counter, or OTC, market operator. We operate the leading electronic integrated futures and OTC marketplace for trading a broad array of energy, agricultural, soft and financial products. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets. Through our widely-distributed electronic trading platform, our marketplace brings together buyers and sellers of derivative and physical commodities and financial contracts. We conduct our regulated U.K. energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. ICE Futures U.S. has a wholly-owned clearing house subsidiary called ICE Clear U.S. and ICE Futures Canada has a wholly-owned clearing house subsidiary called ICE Clear Canada. We completed our acquisition of ICE Futures U.S. on January 12, 2007 and our acquisition of ICE Futures Canada on August 27, 2007. We completed our acquisition of Creditex Group Inc., or Creditex, on August 29, 2008, as a result of which Creditex became a wholly-owned subsidiary of ICE and continues to operate under the name Creditex. Creditex is a market leader and innovator in the execution and processing of credit default swaps, or CDS, with markets spanning the U.S., Europe and Asia.

Creditex is a leading execution and trade processing firm in the CDS markets, including indexes, single-name instruments and standardized tranches.
     We operate three business segments: a futures segment, a global OTC segment and a market data segment. In our futures markets, we offer trading in standardized derivative contracts on our regulated exchanges. In our OTC markets, which include Creditex, we offer trading in over-the-counter, or off-exchange, derivative contracts, including contracts that provide for the physical delivery of an underlying commodity or for financial settlement based on the price of an underlying commodity. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers.
     Our business is primarily transaction based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in the prices of commodities and financial instruments such as equity indexes and foreign exchange. Price volatility increases the need to hedge contractual price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volumes and OTC average daily commissions have also been driven by varying levels of volatility and liquidity both in our markets and in the broader commodities markets, which influence trading volumes across all of the markets we operate.
     We operate our futures and OTC markets primarily on our electronic platform and we offer ICE Futures U.S.’s soft commodity and financial options markets on both our electronic platform and through our trading floor based in New York. In February 2008, we closed our open-outcry trading floors for futures markets in New York and Dublin and now only offer soft commodity options markets through the open-outcry trading floor in New York. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of commodities as a tradable, investable asset class, has contributed to and will likely support continued secular growth in the global markets. We also operate certain of our OTC markets through employee-based voice brokering. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in the electronic trading of derivatives on a global basis. We do not risk our own capital by engaging in any trading activities.
Recent Developments
     In November 2008, we plan to launch ICE Clear Europe, a clearing house based in London, as part of our strategic plan to offer clearing services through our wholly-owned clearing businesses in the U.S., Canada and the U.K. Clearing services for our U.K. energy futures and cleared global OTC energy businesses are currently outsourced to LCH.Clearnet Ltd., or LCH, a third party U.K. clearing house. We provide our clearing services in the U.S. for all ICE Futures U.S. contracts through ICE Clear U.S., and in Canada for all ICE Futures Canada contracts through ICE Clear Canada.
     We believe that gaining greater control over this core clearing process will allow us to introduce more products and services to the futures and OTC markets for broker-dealers and for our customers, as well as ensure technology and operational service levels meet the efficiency standards that we have set within our execution business. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products on a competitive basis with other derivatives exchanges that manage their own clearing and risk management services. Finally, it is our objective to provide a clearing model that benefits customers and clearing firms alike, through technological innovation, offering a competitive alternative for clearing for new products and new exchanges, competitive pricing, greater profit participation by member firms and new value-added services. Longer term, we anticipate that collectively, our U.K., Canadian and U.S. clearing houses may partner to serve our global customer base across the commodities and financial products marketplace in an innovative and capital efficient manner. Our clearing strategy is designed to complement our diverse markets while meeting the risk management, capital and regulatory requirements of an expanding global marketplace.
     ICE Clear Europe received recognition from the Financial Services Authority, or FSA, as a U.K. Recognized Clearing House in May 2008. Since its recognition by the FSA, ICE Clear Europe has approved applications from 47 clearing firms and has received written commitments for the transfer of 100% of the open positions established at

ICE Futures Europe and ICE OTC from LCH to ICE Clear Europe effective at the transition date. The transition date to ICE Clear Europe was scheduled to occur in September 2008. However, the launch date was postponed pursuant to the terms of the transition plan as a result of the default and bankruptcy of a clearing member around the transition date. The technology phase of the transition plan was successfully completed as planned in September 2008. The launch of ICE Clear Europe is now expected in occur in November 2008. The existing futures and OTC clearing arrangements between us and LCH will remain in effect until the transition is complete.
     Beginning in the third quarter of 2007, the U.S. markets entered into a period of reduced liquidity, outflow of customer funds, defaults and extraordinary volatility due to deteriorating credit market conditions. In the subsequent months, these conditions expanded to the global financial markets and as a result, many market participants experienced reduced liquidity with continued credit contraction, financial institution consolidation and market participant bankruptcies. While our business has continued to grow amid these market conditions, extraordinary volatility levels coupled with a sustained period of uncertainty relating to counterparty creditworthiness and the availability of credit to facilitate trading have limited trading participation in certain of our markets. Further, the loans and equity investments from governmental bodies in financial institutions could result in additional regulation and governmental oversight of these entities. We believe the availability of central counterparty clearing for futures and OTC contracts has supported the continued liquidity and participation in our marketplace.
     The most widely used type of credit derivative is a CDS that involves the transfer of the credit risk relating to fixed income instruments such as corporate debt securities between two parties. The buyer of the contract, who generally owns the underlying credit, will make a payment or series of payments to the seller in return for protection against default, a credit rating downgrade or other negative credit event. CDSs are principally used to hedge against a credit default or to speculate on the credit quality of a particular reference entity. CDS are traded in the OTC market and currently are not cleared by a central clearing house. The current bilateral nature of the market leaves participants exposed to counterparty risk, which could have systemic risk implications in times of great financial distress, like the present. When financial counterparties cannot rely on each other’s credit, and are unable to hedge their own credit risk, they stop lending to each other and the credit markets may freeze. The post-trade processing for CDS is relatively less transparent and capital efficient compared to utilizing the benefits of central clearing. Therefore, developing a market structure that brings transparency and mitigates counterparty credit risk by clearing credit defaults swaps transactions is an important initiative for ICE and Creditex, as well as for certain of our competitors. In order to address the need for central counterparty clearing, we are forming a limited purpose bank, ICE US Trust, as the facility to bring together the capabilities to clear credit default swaps on a global basis. To this end, we are working with regulators and credit derivative market participants to support a joint global clearing solution for the CDS market.
Financial Highlights
•	Consolidated revenues increased by 46.0% to $605.8 million for the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to increased contract volumes in our futures and OTC markets resulting from increased volatility, organic growth and acquisitions.

•	Consolidated operating expenses increased by 32.7% to $209.6 million for the nine months ended September 30, 2008, compared to the same period in 2007, primarily due to acquisitions, higher cash and non-cash compensation costs, costs associated with the establishment of ICE Clear Europe, the closure of our futures trading floors in New York and Dublin and increased technology spending and related depreciation expenses, partially offset by CBOT Holdings, Inc., or CBOT, merger-related transaction costs incurred during the nine months ended September 30, 2007.

•	Consolidated operating margin increased to 65.4% for the nine months ended September 30, 2008, compared to 61.9% for the same period in 2007.

•	Consolidated net income increased by 43.3% to $252.1 million for the nine months ended September 30, 2008, compared to the same period in 2007.

•	Consolidated cash flows from operations increased by 61.3% to $299.4 million for the nine months ended September 30, 2008, compared to the same period in 2007.

     On a consolidated basis, we recorded $605.8 million in revenues for the nine months ended September 30, 2008, a 46.0% increase compared to $415.0 million for the nine months ended September 30, 2007. Consolidated net income was $252.1 million for the nine months ended September 30, 2008, a 43.3% increase compared to $176.0 million for the nine months ended September 30, 2007. The financial results for the nine months ended September 30, 2007 include a gain of $9.3 million relating to the sale of our former open-outcry disaster recovery site in London and $11.1 million in CBOT merger-related transaction costs. During the nine months ended September 30, 2008, 176.9 million contracts were traded in our futures markets, up 24.1% from 142.5 million contracts traded during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, 201.4 million contract equivalents were traded in our OTC energy markets, up 59.8% from 126.0 million contract equivalents traded during the nine months ended September 30, 2007.
     On a consolidated basis, we recorded $201.4 million in revenues for the three months ended September 30, 2008, a 32.8% increase compared to $151.7 million for the three months ended September 30, 2007. Consolidated net income was $75.0 million for the three months ended September 30, 2008, an 12.4% increase compared to $66.7 million for the three months ended September 30, 2007. The financial results for the three months ended September 30, 2008 include one month of activity for Creditex, which we acquired on August 29, 2008. During the three months ended September 30, 2008, 56.2 million contracts were traded in our futures markets, up 14.1% from 49.3 million contracts traded during the three months ended September 30, 2007. During the three months ended September 30, 2008, 65.8 million contract equivalents were traded in our OTC energy markets, up 40.1% from 47.0 million contract equivalents traded during the three months ended September 30, 2007.
Regulation
     Providing facilities to trade energy products comprises one of our core business activities. Recently, given the volatile prices of commodities, the U.S. Congress has held numerous hearings regarding the proper regulation of energy markets and, in particular, the potential impact of speculation on energy prices. Currently, numerous bills are pending before the U.S. Congress addressing regulation of trading within the energy markets and additional bills may be introduced. The passage of certain bills could negatively impact our business by limiting the amount of trading that is conducted or by limiting participation in the U.S. commodity markets.
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
     Certain of the above referenced proposed bills before the U.S. Congress may affect our OTC business, including (i) eliminating our ability, or altering the requirements, to operate as an exempt commercial market, (ii) requiring that we operate our business as a regulated futures exchange that operates as a self regulatory organization, (iii) requiring certain participants on exempt commercial markets to file reports on their positions, and (iv) prohibiting energy traders from entering trades unless the traders could prove that they could take delivery of the commodity.

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
     In June 2008, the CFTC modified ICE Futures Europe’s screen based “no action” letter to require ICE Futures Europe to adopt position limits and position accountability levels for its energy contracts for products with U.S. delivery points or which reference the settlement price of a U.S. designated contract market. The modification to the “no action” letter will also require ICE Futures Europe to provide additional trading information to the CFTC to permit the CFTC to incorporate such information into its large trader reporting system. The products impacted include ICE Futures Europe’s WTI crude oil contract, its RBOB gasoline contract, and its New York Harbor heating oil contract. ICE Futures Europe has complied with reporting obligations of the no-action letter, and will institute position limits on the applicable contracts beginning with January expiry. Further, in July 2008, the U.K.’s Treasury Select Committee held a hearing regarding the potential impact of speculation on energy prices in both ICE Futures Europe’s on-exchange market and the U.K.’s OTC market. This included consideration of the CFTC’s amendment of ICE Futures Europe’s no action letter. While no change to legislation or regulation in the United Kingdom is currently proposed, it is possible that the regulatory environment in the United Kingdom for exchange-traded energy commodities could change.
     Other legislative proposals target futures and OTC market participants. The legislative proposals include (i) placing aggregated position limits and accountability levels on traders across all exchanges and markets, (ii) limiting participation in energy markets by index funds, (iii) limiting participation in energy markets by swaps dealers, (iv) removing or curtailing the issuance of hedge exemptions from position limits, and (iv) increasing margins for futures market participants. Further, the Energy Independence and Security Act of 2007 has given the Federal Trade Commission, or FTC, additional authority to investigate and prosecute manipulation in the petroleum markets. In August 2008, the FTC released a proposed rule stating that it would exercise its authority in the petroleum futures markets, which would include participants on ICE Futures Europe. Given the additional regulatory burden, participants could choose not to transact in the energy futures markets.
     If any of the above referenced bills are adopted, they could restrict or foreclose some portions of our business, require us and our participants to operate under heightened regulatory requirements and incur additional costs to comply with new or additional regulations, and could prevent or deter some participants from trading in our markets. As our business is primarily transaction based, our revenues and profitability relate directly to the trading activity in our markets. We cannot predict whether any of the above bills, some combination of the above bills or new bills will be adopted. If these bills or similar legislation were to be enacted into law, it could have an adverse effect on our business.
     Our initiative to develop a clearing solution for the CDS market and the formation of a limited purpose bank, ICE US Trust, as the facility to bring together the capabilities to clear CDS may subject us to additional regulation by the Federal Reserve Bank , the CFTC, the SEC, the FSA, state insurance commissioners, or a combination thereof. In October 2008, one bill has been introduced before the U.S. Congress that would require financial derivatives dealers to register with the SEC. While the determination of the appropriate regulatory body to oversee regulation of CDS has not been made, we believe that appropriate regulation of credit derivatives is of utmost importance to the financial system. The current regulatory environment for clearing credit default swaps is unclear and the U.S. Congress may choose to enact additional financial market reforms in the coming months to broaden the purview of regulation of credit derivatives.
Variability in Quarterly Comparisons
     In addition to general economic conditions and conditions in the financial markets, particularly the commodities markets, trading is subject to variability in trading volumes due to a number of key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, the number of trading days in a period and seasonality. These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results when, for example, these comparisons are between quarters in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.
Segment Reporting
     For financial reporting purposes, our business is currently divided into three segments: our futures segment, our global OTC segment and our market data segment. In the prior quarters in 2007, we reported four segments, including a U.K. futures segment and a U.S. futures segment, which included ICE Futures Canada since its acquisition in August 2007. We have combined our U.K. futures segment and our U.S. futures segment into one futures segment to better reflect the manner in which management assesses the performance of the Company’s business. The financial results of Creditex have been included in the OTC business segment from the date of acquisition. For a discussion of these segments and related financial disclosure, refer to Note 15 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
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
   Our Futures Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Nine Months Ended September 30,
	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
ICE Brent Crude futures	$68,501	24.6%	$65,988	30.4%
ICE WTI Crude futures	36,589	13.1	37,350	17.2
ICE Gas Oil futures	31,201	11.2	26,291	12.1
Sugar futures and options	65,084	23.4	36,487	16.8
Cotton futures and options	19,576	7.0	12,929	6.0
Other futures products and options	44,858	16.1	27,148	12.5
Intersegment fees	3,728	1.3	2,518	1.2
Other	9,149	3.3	8,035	3.8

Total revenues	278,686	100.0	216,746	100.0

Operating expenses:
Selling, general and administrative expenses(1)(2)	66,745	23.9	59,790	27.6
Intersegment expenses	22,252	8.0	23,786	11.0

	Nine Months Ended September 30,
	2008	%	2007	%
	(Dollar amounts in thousands)
Depreciation and amortization	5,346	1.9	4,470	2.1

Total operating expenses	94,343	33.9	88,046	40.6

Operating income	184,343	66.1	128,700	59.4
Other income, net(3)	2,369	0.9	12,546	5.8
Income tax expense	68,902	24.7	47,936	22.1

Net income	$117,810	42.3%	$93,310	43.1%

(1)	Includes compensation and benefits expenses and professional services expenses.

(2)	The financial results for the nine months ended September 30, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.

(3)	The financial results for the nine months ended September 30, 2008 include $4.5 million in interest expense relating to the Russell Licensing Agreement. The financial results for the nine months ended September 30, 2007 include a gain on disposal of an asset of $9.3 million. Refer to Notes 12 and 13 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on these two items.
     Transaction fees are presented net of rebates. We recorded rebates in our futures segment of $51.1 million and $22.9 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the rebates is due primarily to an increase in the amount of rebates offered on the crude futures contracts resulting from higher contract volumes traded during the period. We offer rebates in certain of our markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate.
     In addition to our transaction fees, a futures participant must currently pay a fee to the clearing house for the benefit of clearing and, if applicable, a fee for the services of the relevant member clearing firm, or FCM. For ICE Futures U.S. and ICE Futures Canada, our transaction fees include both a trading and a clearing fee as we own 100% of ICE Clear U.S. and ICE Clear Canada. However, consistent with our cleared OTC business, we currently do not derive any direct revenues from the clearing process associated with ICE Futures Europe and participants pay the clearing fees directly to LCH. However, upon the scheduled launch of ICE Clear Europe expected in November 2008, we expect to capture clearing revenues associated with our ICE Futures Europe business, the amount of which will depend upon many considerations, including but not limited to transaction volume, pricing and new products.
     A contract is a standardized quantity of the physical commodity underlying each futures contract. The following table presents, for the periods indicated, trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	51,475	44,650	16,520	15,087
ICE WTI Crude futures	39,983	38,339	12,155	13,353
ICE Gas Oil futures	21,353	17,576	7,581	6,607
Sugar futures and options	30,813	20,096	7,964	6,326
Cotton futures and options	9,084	7,133	1,847	2,564
Russell index futures and options	4,738	243	4,235	116
Other futures and options	19,425	14,432	5,938	5,250

Total	176,871	142,469	56,240	49,303

     The following chart presents the futures transaction fee revenues by contract traded in our futures markets for the periods presented:

     The following table presents our average daily open interest for our futures and options contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Open Interest — futures and option contracts:
ICE Brent Crude futures	553	641	539	647
ICE WTI Crude futures	527	553	500	580
ICE Gas Oil futures	292	333	328	347
Sugar futures and options	1,963	1,329	1,789	1,411
Russell index futures and options	75	18	174	16
Cotton futures and options	740	542	661	664
Coffee futures and options	374	321	326	343
Cocoa futures and options	199	191	189	184
Other futures and options	708	581	865	648

Total	5,431	4,509	5,371	4,840

   Our Global OTC Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Nine Months Ended September 30,
	2008(1)%		2007	%
	(Dollar amounts in thousands)
Revenues:
Transaction fees, net:
North American natural gas	$172,035	54.9%	$112,123	57.5%
North American power	46,223	14.7	30,722	15.8
Credit derivative swaps	16,561	5.3	—	—
Other commodities markets	8,662	2.8	4,480	2.3
Electronic trade confirmation	5,780	1.8	4,285	2.2

	Nine Months Ended September 30,
	2008(1)%		2007	%
	(Dollar amounts in thousands)
Intersegment fees	23,340	7.4	25,146	12.9
Market data fees	35,415	11.3	16,045	8.2
Other	5,581	1.8	2,060	1.1

Total revenues	313,597	100.0	194,861	100.0

Operating expenses:
Selling, general and administrative expenses(2)	104,710	33.4	62,318	32.0
CBOT merger-related transaction costs(3)	—	—	11,088	5.7
Intersegment expenses	24,923	7.9	11,307	5.8
Depreciation and amortization	30,758	9.8	18,677	9.6

Total operating expenses	160,391	51.1	103,390	53.1

Operating income	153,206	48.9	91,471	46.9
Other expense, net	(6,804)	(2.2)	(7,600)	(3.9)
Income tax expense	52,365	16.7	24,573	12.6

Net income	$94,037	30.0%	$59,298	30.4%

(1)	The financial results for the nine months ended September 30, 2008 include the financial results for Creditex subsequent to its acquisition on August 29, 2008.

(2)	Includes compensation and benefits expenses and professional services expenses.

(3)	The financial results for the nine months ended September 30, 2007 include $11.1 million in CBOT merger-related transaction costs. Refer to Note 14 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on this item.
     Transaction fees are presented net of rebates. We recorded rebates in our global OTC segment of $13.6 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in the rebates is due primarily to an increase in the amount of rebates offered for certain contracts in our North American markets. Revenues in our global OTC segment are generated primarily through transaction fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute based on the underlying commodity volume.
     In addition to our transaction fees, a participant that chooses to clear an OTC trade must currently pay a fee to LCH for the benefit of clearing and, if applicable, a fee for the services of the relevant FCM. Consistent with our ICE Futures Europe business, we currently do not derive any direct revenues from the OTC clearing process and participants pay the clearing fees directly to LCH. However, upon the scheduled launch of ICE Clear Europe in November 2008, we expect to capture clearing revenues associated with our global OTC segment, the amount of which will depend upon many considerations, including but not limited to transaction volume, pricing and new products. For the nine months ended September 30, 2008 and 2007, transaction fees related to cleared trades represented 67.0% and 71.4% of our total OTC revenues, respectively, net of intersegment fees. We intend to continue to support the introduction of cleared products in response to the requirements of our participants.
     The following tables present, for the periods indicated, the total volume or notional value of the underlying commodity and number of contracts traded in our OTC markets:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)
Total Volume or Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	465,866	283,812	152,828	105,998
Credit derivative swaps (notional value)(1)	$391,011	—	$391,011	—
North American power (in megawatt hours)	5,277	4,050	1,655	1,410
Global oil (in equivalent barrels of oil)	741	682	248	260

(1)	We began trading credit derivative swaps after our acquisition of Creditex on August 29, 2008 and the notional value above is for the month of September 2008 only.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Number of OTC energy contracts traded:
North American natural gas	186,346	113,529	61,131	42,399
North American power	8,122	6,164	2,515	2,109
Global oil and other	6,959	6,335	2,153	2,446

Total	201,427	126,028	65,799	46,954

     The following chart presents the commission fee revenues by commodity traded in our OTC markets for the periods presented:

(1)	We began trading credit derivative swaps after our acquisition of Creditex on August 29, 2008.
   Our Market Data Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Nine Months Ended September 30,
	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$40,569	62.3%	$31,045	73.4%
Intersegment fees	24,549	37.7	11,232	26.6
Other	34	—	9	—

Total revenues	65,152	100.0	42,286	100.0

Operating expenses:
Selling, general and administrative expenses(1)	1,965	3.0	1,610	3.8
Intersegment expenses	4,442	6.8	3,803	9.0
Depreciation and amortization	87	0.1	8	—

Total operating expenses	6,494	10.0	5,421	12.8

Operating income	58,658	90.0	36,865	87.2

	Nine Months Ended September 30,
	2008	%	2007	%
	(Dollar amounts in thousands)
Other income, net	568	0.9	363	0.9
Income tax expense	18,956	29.1	13,876	32.8

Net income	$40,270	61.8%	$23,352	55.2%

(1)	Includes compensation and benefits expenses and professional services expenses.
     We earn terminal and license fee revenues from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. We also earn subscription fee revenues from OTC energy daily indices, view only access to the OTC energy markets and OTC energy and futures end-of-day reports. In addition, we manage the market price validation curves whereby participant companies subscribe to receive consensus market valuations.
Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except for percentages and rates per contract)
Operating Data:
Our Average Daily Trading Fee Revenues:
Our U.K. futures business average daily exchange fee revenues	$736	$694	$697	$714

Our U.S. and Canadian futures business average daily exchange fee revenues	650	427	548	442

Our bilateral global OTC business average daily commission fee revenues	245	140	389	161
Our cleared global OTC business average daily commission fee revenues	1,043	648	984	729

Our global OTC business average daily commission fee revenues	1,288	788	1,373	890

Our total average daily exchange fee and commission fee revenues	$2,674	$1,909	$2,618	$2,046

Our Trading Volume:
Futures volume	176,871	142,469	56,240	49,303
Futures average daily volume	919	764	859	771
OTC energy volume	201,427	126,028	65,799	46,954
OTC energy average daily volume	1,066	674	1,028	745
Our ICE Futures Europe rate per contract	$1.22	$1.29	$1.22	$1.29
Our agricultural futures and options rate per contract	$2.19	$1.84	$2.22	$2.07
OTC Energy Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	46.5%	45.5%	46.0%	50.2%
Banks and financial institutions	23.4%	23.6%	24.9%	21.9%
Liquidity providers	30.1%	30.9%	29.1%	27.9%
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
   Overview
     Consolidated net income increased $76.2 million, or 43.3%, to $252.1 million for the nine months ended September 30, 2008 from $176.0 million for the comparable period in 2007. Net income from our futures segment increased $24.5 million, or 26.3%, to $117.8 million for the nine months ended September 30, 2008 from $93.3 million for the comparable period in 2007, primarily due to higher transaction fee revenues. Net income from our global OTC segment increased $34.7 million, or 58.6%, to $94.0 million for the nine months ended September 30, 2008 from $59.3 million for the comparable period in 2007, primarily due to higher transaction fee revenues and

$11.1 million in CBOT merger-related transaction costs incurred during the nine months ended September 30, 2007. There were no CBOT merger-related transaction costs incurred during the nine months ended September 30, 2008. Net income from our market data segment increased $16.9 million, or 72.4%, to $40.3 million for the nine months ended September 30, 2008 from $23.4 million for the comparable period in 2007, primarily due to increased market data fees relating to our global OTC markets. Consolidated operating income, as a percentage of consolidated revenues, increased to 65.4% for the nine months ended September 30, 2008 from 61.9% for the comparable period in 2007. Consolidated net income, as a percentage of consolidated revenues, decreased to 41.6% for the nine months ended September 30, 2008 from 42.4% for the comparable period in 2007.
     Our consolidated revenues increased $190.8 million, or 46.0%, to $605.8 million for the nine months ended September 30, 2008 from $415.0 million for the comparable period in 2007. This increase is primarily attributable to increased trading volumes in our futures and OTC energy markets, $16.6 million of revenue derived from execution and processing services provided by Creditex following our acquisition on August 29, 2008 and increased market data fees.
     Consolidated operating expenses increased $51.7 million to $209.6 million for the nine months ended September 30, 2008 from $158.0 million for the comparable period in 2007, representing an increase of 32.7%. This increase is primarily attributable to $16.2 million of expenses relating to Creditex’s business following our acquisition on August 29, 2008, additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our acquisitions, professional services expenses incurred relating to the establishment of and transition activities relating to ICE Clear Europe and due to higher compensation expenses incurred during the nine months ended September 30, 2008 due primarily to higher non-cash compensation expenses and severance costs associated with the ICE Futures U.S. floor closure, partially offset by $11.1 million in CBOT merger-related transactions costs incurred during the nine months ended September 30, 2007.
   Revenues
   Transaction Fees
     Consolidated transaction fees increased $157.3 million, or 44.0%, to $515.1 million for the nine months ended September 30, 2008 from $357.8 million for the comparable period in 2007. Transaction fees, as a percentage of consolidated revenues, decreased to 85.0% for the nine months ended September 30, 2008 from 86.2% for the comparable period in 2007.
     Transaction fees generated in our futures segment increased $59.6 million, or 28.9%, to $265.8 million for the nine months ended September 30, 2008 from $206.2 million for the comparable period in 2007, while decreasing as a percentage of consolidated revenues to 43.9% for the nine months ended September 30, 2008 from 49.7% for the comparable period in 2007. The increase in transaction fees was primarily due to a 24.1% increase in our futures contract volumes, which was primarily attributable to increased liquidity brought by electronic trading, new market participants and price volatility. Volumes in our futures segment increased to 176.9 million contracts during the nine months ended September 30, 2008 from 142.5 million contracts during the comparable period in 2007. The increase in transaction fees also reflects greater relative volume growth for contracts traded on our ICE Futures U.S. exchange which earn a higher transaction fee or rate per contract offset by higher market maker rebates paid during the nine months ended September 30, 2008 versus the comparable period in 2007. Average transaction fees per trading day increased 23.6% to $1.4 million per trading day for the nine months ended September 30, 2008 from $1.1 million per trading day for the comparable period in 2007.
     Transaction fees generated in our global OTC segment increased $97.7 million, or 64.4%, to $249.3 million for the nine months ended September 30, 2008 from $151.6 million for the comparable period in 2007 primarily due to increased trading volumes. Increased trading volumes were primarily due to increased hedging, new customers, price volatility, strategic partnerships with Platts and NGX as well as the acquisitions of ChemConnect, Inc., Chatham Energy Partners, LLC and Creditex on July 9, 2007, October 1, 2007 and August 29, 2008, respectively. We recognized Creditex transaction fees of $16.6 million for the nine months ended September 30, 2008 following our acquisition on August 29, 2008. Transaction fees in the global OTC segment, as a percentage of consolidated revenues, increased to 41.1% for the nine months ended September 30, 2008 from 36.5% for the comparable period in 2007. Contract volumes in our global OTC energy markets increased 59.8% to 201.4 million contracts traded during the nine months ended September 30, 2008 from 126.0 million contracts traded during the comparable period in 2007. Average transaction fees per trading day increased 63.5% to $1.3 million per trading day for the nine months ended September 30, 2008 from $788,000 per trading day for the comparable period in 2007.
     Revenues derived from electronic trade confirmation fees in our global OTC segment increased $1.5 million, or 34.9%, to $5.8 million for the nine months ended September 30, 2008 from $4.3 million for the comparable period in 2007. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, were 1.0% for the nine months ended September 30, 2008 and 2007.
   Market Data Fees
     Consolidated market data fees increased $28.9 million, or 61.4%, to $76.0 million for the nine months ended September 30, 2008 from $47.1 million for the comparable period in 2007. This increase was primarily due to increased data access fees generated in our OTC market and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated by our futures markets. During the nine months ended September 30, 2008 and 2007, we recognized $36.5 million and $17.3 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. The increase in the data access fees was due to both an increase in the fees charged for data access, which came into effect October 1, 2007, and an increase in the number of customers. During the nine months ended September 30, 2008 and 2007, we recognized $33.1 million and $24.9 million, respectively, in terminal and license fees from data vendors in our futures segment. The increase in the market data fees received from data vendors in our futures segment was due to both an increase in the average charge per terminal and an increase in the number of terminals. Consolidated market data fees, as a percentage of consolidated revenues, increased to 12.5% for the nine months ended September 30, 2008 from 11.3% for the comparable period in 2007.
   Other Revenues
     Consolidated other revenues increased $4.7 million, or 46.1%, to $14.8 million for the nine months ended September 30, 2008 from $10.1 million for the comparable period in 2007. Consolidated other revenues, as a percentage of consolidated revenues, were 2.4% for the nine months ended September 30, 2008 and 2007.
   Expenses
   Compensation and Benefits
     Consolidated compensation and benefits expenses increased $36.3 million, or 54.6%, to $102.8 million for the nine months ended September 30, 2008 from $66.5 million for the comparable period in 2007. This increase was due to a $12.6 million increase in non-cash compensation expenses and $1.7 million of severance costs associated with the closure of our futures open-outcry trading floors in New York and Dublin. The increase was also due to higher bonus accruals that are tied to some portion of our OTC revenue performance and due to the addition of more highly skilled and compensated employees, primarily relating to acquisitions and expansion of our technology staff. We recognized Creditex compensation and benefits expenses of $12.0 million during the nine months ended September 30, 2008 following the closing of the acquisition on August 29, 2008. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $25.3 million for the nine months ended September 30, 2008 as compared to $12.7 million for the nine months ended September 30, 2007. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006 and December 2007 and the non-cash compensation costs related to the Creditex stock awards we assumed in connection with the acquisition. For a discussion of our performance-based restricted shares, see Note 8 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 17.0% for the nine months ended September 30, 2008 from 16.0% for the comparable period in 2007.

   Professional Services
     Consolidated professional services expenses increased $4.8 million, or 26.1%, to $23.0 million for the nine months ended September 30, 2008 from $18.2 million for the comparable period in 2007. This increase was primarily due to $6.7 million in professional services expenses incurred during the nine months ended September 30, 2008 relating to ICE Clear Europe compared to $2.6 million incurred during the nine months ended September 30, 2007. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.8% for the nine months ended September 30, 2008 from 4.4% for the comparable period in 2007 primarily due to increased revenues.
   Patent Royalty
     Patent royalty expenses were $1.7 million for the nine months ended September 30, 2007. The patent licensing agreement terminated in February 2007.
   CBOT Merger-Related Transaction Costs
     CBOT merger-related transaction costs were $11.1 million for the nine months ended September 30, 2007. We did not incur any CBOT merger-related transaction costs during the nine months ended September 30, 2008.
   Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $10.3 million, or 27.7%, to $47.6 million for the nine months ended September 30, 2008 from $37.3 million for the comparable period in 2007. This increase was primarily due to increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business and due to Creditex selling, general and administrative expenses following the closing of the acquisition on August 29, 2008. We recognized selling, general and administrative expenses relating to Creditex’s business of $1.6 million for the nine months ended September 30, 2008. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 7.9% for the nine months ended September 30, 2008 from 9.0% for the comparable period in 2007.
   Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $13.0 million, or 56.3%, to $36.2 million for the nine months ended September 30, 2008 from $23.2 million for the comparable period in 2007. This increase was primarily due to additional depreciation expenses recorded on fixed asset additions incurred during 2007 and during the nine months ended September 30, 2008 and due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2007 and during the nine months ended September 30, 2008. We recorded amortization expenses on the acquired intangible assets of $13.4 million and $6.8 million for the nine months ended September 30, 2008 and 2007, respectively, of which $2.1 million was amortization of the Creditex acquired intangible assets during the nine months ended September 30, 2008. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 6.0% for the nine months ended September 30, 2008 from 5.6% for the nine months ended September 30, 2007.
   Other Income (Expense)
     Consolidated other income (expense) decreased from other income of $5.3 million for the nine months ended September 30, 2007 to other expense of $3.9 million for the nine months ended September 30, 2008. This decrease primarily related to a gain recognized on the sale of an asset during the nine months ended September 30, 2007 and additional interest expense incurred on the $195.0 million that we borrowed during September 2008 under the revolving credit facility. We recognized a gain of $9.3 million during the nine months ended September 30, 2007 on the sale of our former open-outcry disaster recovery site in London.

   Income Taxes
     Consolidated tax expense increased $53.8 million to $140.2 million for the nine months ended September 30, 2008 from $86.4 million for the comparable period in 2007, primarily due to the increase in our pre-tax income and an increase in our effective tax rate. Our effective tax rate increased to 35.7% for the nine months ended September 30, 2008 from 32.9% for the comparable period in 2007. The effective tax rate for the nine months ended September 30, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the nine months ended September 30, 2007 is lower than the federal statutory rate primarily due to the decision in the second quarter of 2007 to indefinitely reinvest the earnings of our foreign subsidiaries, thus eliminating the need to record U.S. taxes on these earnings. The effective tax rate for the nine months ended September 30, 2008 is higher than the effective tax rate for the nine months ended September 30, 2007 primarily due to an increase in the percentage of income taxable in the U.S. at higher statutory tax rates in 2008, the expiration of the federal R&D tax credit at the end of 2007, and the tax benefit recognized in the first six months of 2007 upon adoption of the indefinite reinvestment exception of APB Opinion No. 23, Accounting for Income Taxes-Special Areas.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
   Overview
     Consolidated net income increased $8.3 million, or 12.4%, to $75.0 million for the three months ended September 30, 2008 from $66.7 million for the comparable period in 2007. Net income from our futures segment increased $3.1 million, or 9.8%, to $34.6 million for the three months ended September 30, 2008 from $31.5 million for the comparable period in 2007, primarily due to higher transaction fee revenues. Net income from our global OTC segment was $26.5 million for the three months ended September 30, 2008 versus $26.4 million for the comparable period in 2007. Net income from our market data segment increased $5.1 million, or 58.1%, to $13.8 million for the three months ended September 30, 2008 from $8.8 million for the comparable period in 2007, primarily due to increased market data fees relating to our global OTC markets. Consolidated operating income, as a percentage of consolidated revenues, decreased to 59.1% for the three months ended September 30, 2008 from 66.5% for the comparable period in 2007. Consolidated net income, as a percentage of consolidated revenues, decreased to 37.2% for the three months ended September 30, 2008 from 43.9% for the comparable period in 2007.
     Our consolidated revenues increased $49.7 million, or 32.8%, to $201.4 million for the three months ended September 30, 2008 from $151.7 million for the comparable period in 2007. This increase is primarily attributable to increased trading volumes in our futures and OTC energy markets, $16.6 million of revenue derived from execution and processing services provided by Creditex following our acquisition on August 29, 2008 and increased market data fees.
     Consolidated operating expenses increased $31.4 million to $82.3 million for the three months ended September 30, 2008 from $50.9 million for the comparable period in 2007, representing an increase of 61.8%. This increase is primarily attributable to $16.2 million of expenses relating to Creditex’s business following our acquisition on August 29, 2008, additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with acquisitions, professional services expenses incurred relating to the establishment of and transition activities relating to ICE Clear Europe and due to higher compensation expenses incurred during the three months ended September 30, 2008 due primarily to higher non-cash compensation expenses.
   Revenues
   Transaction Fees
     Consolidated transaction fees increased $39.9 million, or 30.4%, to $171.0 million for the three months ended September 30, 2008 from $131.1 million for the comparable period in 2007. Transaction fees, as a percentage of consolidated revenues, decreased to 84.9% for the three months ended September 30, 2008 from 86.4% for the comparable period in 2007.

     Transaction fees generated in our futures segment increased $8.0 million, or 10.9%, to $81.3 million for the three months ended September 30, 2008 from $73.3 million for the comparable period in 2007, while decreasing as a percentage of consolidated revenues to 40.4% for the three months ended September 30, 2008 from 48.3% for the comparable period in 2007. The increase in transaction fees was primarily due to a 14.1% increase in our futures contract volumes, which was primarily attributable to increased liquidity brought by electronic trading, new market participants and price volatility. Volumes in our futures segment increased to 56.2 million contracts during the three months ended September 30, 2008 from 49.3 million contracts during the comparable period in 2007. The increase in transaction fees also reflects greater relative volume growth for contracts traded on our ICE Futures U.S. exchange which earn a higher transaction fee or rate per contract, offset by higher market maker rebates paid during the three months ended September 30, 2008 versus the comparable period in 2007. Average transaction fees per trading day increased 7.7% to $1.2 million per trading day for the three months ended September 30, 2008 and 2007.
     Transaction fees generated in our global OTC segment increased $31.9 million, or 55.2%, to $89.6 million for the three months ended September 30, 2008 from $57.8 million for the comparable period in 2007 primarily due to increased trading volumes. Increased trading volumes were primarily due to increased hedging, new customers, price volatility, strategic partnerships with Platts and NGX as well as the acquisitions of ChemConnect, Inc., Chatham Energy Partners, LLC and Creditex on July 9, 2007, October 1, 2007 and August 29, 2008, respectively. We recognized Creditex transaction fees of $16.6 million for the three months ended September 30, 2008 following our acquisition on August 29, 2008. Transaction fees in the global OTC segment, as a percentage of consolidated revenues, increased to 44.5% for the three months ended September 30, 2008 from 38.1% for the comparable period in 2007. Contract volumes in our global OTC energy markets increased 40.1% to 65.8 million contracts traded during the three months ended September 30, 2008 from 47.0 million contracts traded during the comparable period in 2007. Average transaction fees per trading day increased 54.3% to $1.4 million per trading day for the three months ended September 30, 2008 from $890,000 per trading day for the comparable period in 2007.
     Revenues derived from electronic trade confirmation fees in our global OTC segment increased $104,000, or 6.2%, to $1.8 million for the three months ended September 30, 2008 from $1.7 million for the comparable period in 2007. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, decreased to 0.9% for the three months ended September 30, 2008 from 1.1% for the comparable period in 2007.
   Market Data Fees
     Consolidated market data fees increased $8.5 million, or 49.6%, to $25.8 million for the three months ended September 30, 2008 from $17.2 million for the comparable period in 2007. This increase was primarily due to increased data access fees generated in our OTC market and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated by our futures markets. During the three months ended September 30, 2008 and 2007, we recognized $12.5 million and $6.3 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. The increase in the data access fees was due to both an increase in the fees charged for data access, which came into effect October 1, 2007, and an increase in the number of customers. During the three months ended September 30, 2008 and 2007, we recognized $10.9 million and $9.1 million, respectively, in terminal and license fees from data vendors in our futures segment. The increase in the market data fees received from data vendors in our futures segment was due to both an increase in the average charge per terminal and an increase in the number of terminals. Consolidated market data fees, as a percentage of consolidated revenues, increased to 12.8% for the three months ended September 30, 2008 from 11.4% for the comparable period in 2007.
   Other Revenues
     Consolidated other revenues increased $1.3 million, or 37.4%, to $4.7 million for the three months ended September 30, 2008 from $3.4 million for the comparable period in 2007. Consolidated other revenues, as a percentage of consolidated revenues, were 2.3% for the three months ended September 30, 2008 and 2007.

   Expenses
   Compensation and Benefits
     Consolidated compensation and benefits expenses increased $18.2 million, or 79.0%, to $41.2 million for the three months ended September 30, 2008 from $23.0 million for the comparable period in 2007. This increase was primarily due to an increase in non-cash compensation expenses, higher bonus accruals that are tied to some portion of our OTC revenue performance and the addition of more highly skilled and compensated employees, primarily relating to acquisitions and expansion of our technology staff. We recognized Creditex compensation and benefits expenses of $12.0 million during the three months ended September 30, 2008 following the closing of the acquisition on August 29, 2008. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $7.4 million for the three months ended September 30, 2008 as compared to $5.0 million for the three months ended September 30, 2007. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006 and December 2007 and the non-cash compensation costs related to the Creditex stock awards we assumed in connection with the acquisition. For a discussion of our performance-based restricted shares, see Note 8 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 20.4% for the three months ended September 30, 2008 from 15.2% for the comparable period in 2007.
   Professional Services
     Consolidated professional services expenses increased $2.4 million, or 36.7%, to $9.1 million for the three months ended September 30, 2008 from $6.7 million for the comparable period in 2007. This increase was primarily due to $2.9 million in professional services expenses incurred during the three months ended September 30, 2008 relating to ICE Clear Europe compared to $1.2 million incurred during the three months ended September 30, 2007. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 4.5% for the three months ended September 30, 2008 from 4.4% for the comparable period in 2007.
   Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $5.5 million, or 44.8%, to $17.6 million for the three months ended September 30, 2008 from $12.2 million for the comparable period in 2007. This increase was primarily due to increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business and due to Creditex selling, general and administrative expenses following the closing of the acquisition on August 29, 2008. We recognized selling, general and administrative expenses relating to Creditex’s business of $1.6 million for the three months ended September 30, 2008. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 8.7% for the three months ended September 30, 2008 from 8.0% for the comparable period in 2007.
   Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $5.5 million, or 61.8%, to $14.4 million for the three months ended September 30, 2008 from $8.9 million for the comparable period in 2007. This increase was primarily due to additional depreciation expenses recorded on fixed asset additions incurred during 2007 and during the nine months ended September 30, 2008 and due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2007 and during the nine months ended September 30, 2008. We recorded amortization expenses on the acquired intangible assets of $6.4 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, of which $2.1 million was amortization of the Creditex acquired intangible assets during the three months ended September 30, 2008. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 7.1% for the three months ended September 30, 2008 from 5.9% for the comparable period in 2007.

   Other Income (Expense)
     Consolidated other expense decreased from other expense of $1.6 million for the three months ended September 30, 2007 to other expense of $860,000 for the three months ended September 30, 2008.
   Income Taxes
     Consolidated tax expense increased $10.7 million to $43.3 million for the three months ended September 30, 2008 from $32.6 million for the comparable period in 2007, primarily due to the increase in our pre-tax income and an increase in our effective tax rate. Our effective tax rate increased to 36.6% for the three months ended September 30, 2008 from 32.8% for the comparable period in 2007. The effective tax rate for the three months ended September 30, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the three months ended September 30, 2007 is lower than the federal statutory rate primarily due to the decision in the second quarter of 2007 to indefinitely reinvest the earnings of our foreign subsidiaries, thus eliminating the need to record U.S. taxes on these earnings. The effective tax rate for the three months ended September 30, 2008 is higher than the effective tax rate for the three months ended September 30, 2007 primarily due to an increase in the percentage of income taxable in the U.S. at higher statutory tax rates in 2008 and the expiration of the federal R&D tax credit at the end of 2007.
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

	Three Months Ended,
	September 30,	June 30,	March 31,	December 30,	September 30,
	2008(1)	2008	2008(2)	2007	2007
			(In thousands)
Revenues:
Transaction fees, net:
Futures:
ICE Brent Crude futures	$21,583	$23,809	$23,109	$21,320	$22,071
ICE WTI Crude futures	10,837	12,722	13,030	12,592	12,791
ICE Gas Oil futures	10,740	9,532	10,929	10,599	10,051
Sugar futures and options	17,345	21,491	26,248	12,160	12,829
Cotton futures and options	3,998	6,281	9,297	4,992	4,920
Other futures products and options	16,831	13,255	14,772	10,737	10,671
OTC:
North American natural gas	54,287	58,205	59,543	43,410	41,665
North American power	14,364	16,157	15,702	12,627	12,212
Credit derivative swaps	16,561	—	—	—	—
Other commodities markets	2,642	3,171	2,849	2,393	2,199
Electronic trade confirmation services	1,786	2,041	1,953	1,725	1,681
Market data fees	25,771	25,493	24,720	23,306	17,225
Other	4,699	5,003	5,062	3,435	3,420

Total revenues	201,444	197,160	207,214	159,296	151,735

Operating expenses:
Compensation and benefits	41,186	30,923	30,679	34,913	23,009
Professional services	9,089	6,928	6,972	4,820	6,650
CBOT merger-related transaction costs	—	—	—	33	144
Selling, general and administrative	17,626	15,680	14,337	13,457	12,170
Depreciation and amortization	14,401	10,844	10,946	9,546	8,898

Total operating expenses	82,302	64,375	62,934	62,769	50,871

Operating income	119,142	132,785	144,280	96,527	100,864
Other expense, net	(860)	(1,146)	(1,861)	(438)	(1,590)
Income tax expense	43,319	46,775	50,129	31,437	32,593

Net income	$74,963	$84,864	$92,290	$64,652	$66,681

(1)	The financial results for the three months ended September 30, 2008 include the financial results for Creditex subsequent to its acquisition on August 29, 2008.

(2)	The financial results for the three months ended March 31, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.
Liquidity and Capital Resources
     Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and limited borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions, and the development of our electronic trading platform. We financed the cash portion of our merger with ICE Futures U.S. in 2007 with cash on hand and borrowings under a senior unsecured credit facility discussed below. We financed the other acquisitions we made in 2007 and 2008 with cash on hand. We financed the stock repurchases under the stock repurchase plan during the three months ended September 30, 2008 with cash on hand and borrowing under the senior unsecured credit facility. In the future, we may need to incur additional debt or issue additional equity in connection with our strategic acquisitions or investments. See also “—Future Capital Requirements” below.
     We had consolidated cash and cash equivalents of $241.7 million and $119.6 million as of September 30, 2008 and December 31, 2007, respectively. We had $6.9 million and $141.0 million in short-term and long-term investments as of September 30, 2008 and December 31, 2007, respectively, and $135.0 million and $22.6 million in short-term and long-term restricted cash as of September 30, 2008 and December 31, 2007, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to FSA requirements or through restrictions in specific agreements, as restricted cash. For a discussion of the increase in the restricted cash balance, refer to Note 3 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$299,422	$185,589
Investing activities	(45,376)	(559,364)
Financing activities	(132,127)	262,268
Effect of exchange rate changes	211	75

Net increase (decrease) in cash and cash equivalents	$122,130	$(111,432)

   Operating Activities
     Consolidated net cash provided by operating activities was $299.4 million and $185.6 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $113.8 million increase in net cash provided by operating activities for the nine months ended September 30, 2008 from the comparable period in 2007 is primarily due to the $24.5 million increase in our futures segment’s net income, the $34.7 million increase in our global OTC segment’s net income, and the $16.9 million increase in our market data segment’s net income for the nine months ended September 30, 2008 from the comparable period in 2007.
   Investing Activities
     Consolidated net cash used in investing activities was $45.4 million and $559.4 million for the nine months ended September 30, 2008 and 2007, respectively. Consolidated net cash used in investing activities for the nine months ended September 30, 2008 and 2007 primarily relates to cash paid for acquisitions, sales and purchases of available-for-sale investments, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. Cash used for acquisitions, net of cash acquired, was $37.3 million and $455.7 million for the nine months ended September 30, 2008 and 2007, respectively. We had a net decrease (increase) in investments classified as available-for-sale of $134.0 million and ($18.9 million) for the nine months ended September 30, 2008 and 2007, respectively. We had a net increase in restricted cash of $112.4 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively. We incurred capitalized software development costs of $11.0 million and $8.5 million for the nine months ended September 30, 2008 and 2007, respectively, and we had additional capital expenditures of $18.7 million and $25.8 million for the nine months ended September 30, 2008 and 2007, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic trading and clearing platform and related technology infrastructure.
   Financing Activities
     Consolidated net cash provided by (used in) financing activities was ($132.1 million) and $262.3 million for the nine months ended September 30, 2008 and 2007, respectively. Consolidated net cash used in financing activities for the nine months ended September 30, 2008 primarily relates to $300.0 million used to finance stock repurchases under a $500.0 million stock repurchase program approved by our board of directors, $43.6 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $28.1 million of borrowing repaid under our credit facilities, partially offset by $195.0 million in additional borrowings under our credit facilities to finance a portion of the stock repurchases and $42.1 million in excess tax benefits from stock-based compensation. Consolidated net cash provided by financing activities for the nine months ended September 30, 2007 primarily relates to $250.0 million in borrowings under our credit facilities and $47.6 million in excess tax benefits from stock-based compensation, partially offset by $21.7 million in cash payments related to treasury shares received for restricted stock and stock option tax payments.
Loan Agreements
     We financed the cash portion of the ICE Futures U.S. acquisition with cash on hand and borrowings under a senior unsecured credit facility, which we refer to in this report as our credit facilities, dated January 12, 2007. The credit facilities provide for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million. We used the proceeds of the $250.0 million term loan along with $166.8 million of cash on hand to finance the $416.8 million cash component of the ICE Futures U.S. acquisition. Under the terms of the credit facilities, we can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time until its termination on January 12, 2010. We have agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S. to provide short-term liquidity, if necessary, in the event of a default by a clearing member. During the three months ended September 30, 2008, we borrowed $195.0 million of the amount available under the revolving credit facility which, combined with $105.0 million of cash on hand, was used to make$300.0 million in stock repurchases. For a discussion of the stock repurchase program, refer to Note 8 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The remaining amount under the revolving credit facility, which is $5.0 million after factoring in the $50.0 million reserved for ICE Clear U.S., could be used by us for general corporate purposes. If necessary, we believe that we could secure additional financing, but we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us.
     As of September 30, 2008, we had outstanding borrowing under the credit facilities of $388.8 million represented by a $193.8 million three month LIBOR loan outstanding under the term loan facility with a stated

interest rate of 4.26% per annum and a $195.0 million six month LIBOR loan outstanding under the revolving credit facility with a stated interest rate of 3.60% per annum. For outstanding borrowings under the term loan facility, we began making payments on June 30, 2007, and will make payments quarterly thereafter until January 12, 2012, the fifth anniversary of the closing date of the merger with ICE Futures U.S. For outstanding borrowings under the revolving credit facility, any amount borrowed would need to be repaid on January 12, 2010. The credit facilities include an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The credit facilities require us to use 100% of the net cash proceeds raised from debt issuances or asset dispositions, with certain limited exceptions, to prepay outstanding loans under the credit facilities. With limited exceptions, we may prepay the outstanding loans under the credit facilities, in whole or in part, without premium or penalty. The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with all applicable covenants under the credit facilities.
     On June 27, 2008, we entered into a separate senior unsecured credit agreement, or the credit agreement, which provides for a 364-day revolving credit facility in the aggregate principal amount of $150.0 million, which may be increased to $200.0 million under certain conditions. The credit agreement is available for operational use solely by ICE Clear Europe. No amounts are outstanding under the credit agreement at September 30, 2008. The credit agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with all applicable covenants under the credit agreement.
Future Capital Requirements
     Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $35 million and $37 million in 2008, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2009.
Contractual Obligations and Commercial Commitments
     The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of September 30, 2008:

	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)
Contractual Obligations:
Long-term debt and interest	$411,194	$56,089	$317,141	$37,964	$—
Russell licensing agreement	116,159	12,600	33,264	47,900	22,395
Operating leases	78,589	16,475	29,154	26,194	6,766
Other liabilities	62,326	26,076	31,000	2,000	3,250

Total contractual cash obligations	$668,268	$111,240	$410,559	$114,058	$32,411

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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will impact our accounting for future business combinations once it is adopted, although the extent of the impact is dependent upon the size, complexity and number of acquisitions that we make in the future.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 41, to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting stands for the noncontrolling interests (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will require a change in the presentation of the minority interest in the consolidated financial statements. We do not expect our adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.
Critical Accounting Policies and Estimates
     In the third quarter of 2008, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 Form 10-K.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of our business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term investments, restricted cash, long-term investments and current and long-term debt, as well as foreign currency exchange rate risk.

Interest Rate Risk
     As of September 30, 2008 and December 31, 2007, our cash and cash equivalents, short-term and long-term investments and restricted cash were $383.6 million and $283.2 million, respectively, of which $33.0 million and $16.0 million, respectively, were denominated in pounds sterling, euros and Canadian dollars. The remaining investments were denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $3.8 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and restricted cash.
     As of September 30, 2008, we had $388.8 million in borrowings outstanding under our credit facilities, which bear interest at fluctuating rates based on LIBOR and, therefore, are subject to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $3.9 million, assuming no change in the volume or composition of our debt. The interest rates on our debt are currently reset on a quarterly or semi-annual basis.
Foreign Currency Exchange Rate Risk
     We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains of $606,000 and $290,000 for the nine months ended September 30, 2008 and 2007, respectively, primarily attributable to the fluctuations of pounds sterling and euros relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.9469 for the nine months ended September 30, 2007 to 1.9876 for the nine months ended September 30, 2008.
     Of our consolidated revenues, 1.7% and 1.0% were denominated in pounds sterling, euros or Canadian dollars for the nine months ended September 30, 2008 and 2007, respectively. Of our consolidated operating expenses, 15.7% and 16.1% were denominated in pounds sterling or Canadian dollars for the nine months ended September 30, 2008 and 2007, respectively. As the pounds sterling, euros or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would not have a significant impact on our financial condition or results of operations.
     Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through Creditex, all sales through ICE Futures Canada and a small number of futures contracts at ICE Futures Europe. We may experience gains or losses from foreign currency transactions in the future given there are still net assets or net liabilities and expenses of our U.K. and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.
     In connection with our acquisition of ICE Futures Canada in August 2007 and Creditex in August 2008, we have foreign currency translation risk equal to our net investment in certain Canadian and U.K. subsidiaries. The revenues, expenses and financial results of these Canadian subsidiaries are denominated in Canadian dollars and pounds sterling, which are the functional currency of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of September 30, 2008, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $29.7 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0120 as of December 31, 2007 to 0.9437 as of September 30, 2008 and the period-end foreign currency exchange rate for pounds sterling to the U.S. dollar decreased from 1.9843 as of December 31, 2007 to 1.7804 as of September 30, 2008.

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
Item 1A. Risk Factors
     Part I, Item 1A, “Risk Factors” of our 2007 Form 10-K and our Quarterly Report on Form 10-Q for the period ended June 30, 2008 include a detailed discussion of the risks and uncertainties we currently believe may materially affect us. We urge you to read that discussion as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulation” section of this Form 10-Q for additional information about the regulatory environment in which we operate. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our 2007 Form 10-K and our June 2008 Form 10-Q. If any of the risks discussed in our 2007 Form 10-K, our June 2008 Form 10-Q or this Form 10-Q actually occur, our business, financial condition, operating results or cash flows could be materially adversely affected.
     Conditions in the financial services industry and the securities markets may adversely affect our trading volumes, market liquidity and could put the funds of the clearing houses at risk.
     Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability. During 2008 and particularly during the third quarter of 2008 and the month of October 2008, the global financial services industry and securities markets have experienced significant and adverse conditions including substantially increased volatility, outflows of customer funds and securities, losses resulting from declining asset values, defaults on securities and reduced liquidity. These events have resulted in the failure of certain financial services firms, have led other firms to seek mergers with commercial banks and forced other firms to become bank holding companies that are regulated by the Federal Reserve Bank. While uncertainty surrounding the credit crisis and expectations for economic contraction has, in the short term, led to an increase in overall market volatility and increased trading volume in certain markets, this trend may not continue. Many of the financial services firms that have been adversely impacted by the financial crisis are active participants in our markets. If our market participants reduce their level of trading activity for any reason, such as a reduction in the number of traders, reduced trading demand by their customers or a decision to curtail or cease speculative trading, significant defaults by issuers of debt leading to market disruption or a lack of confidence in the market’s ability to process such defaults, increased instances of counterparty failure or bankruptcy, or a rise in the inability of protection sellers to pay out contractual obligations upon the occurrence of a credit event, the trading volumes in our markets could decline substantially. If the amount of trading volume decreases as result of events stemming from the current financial and credit crisis, our transaction-based revenues will decrease. A reduction in our overall trading volume could also render our markets less attractive to market participants as a source of liquidity and could result in further losses of trading volume and the associated transaction-based revenues. Accordingly, any reduction in trading volumes or market liquidity could adversely affect our business and financial results in a material fashion.
     Further, our clearing houses maintain funds with various banks and if one or more of these banks fail, our clearing houses may be at risk to cover the amounts that were on deposit with the failed bank. The amounts that our clearing houses have on deposit with third party banks at any time may be substantial and there is no assurance that the clearing houses will be able to recover the full amount of such deposits or that, in circumstances where clearing houses have not recovered the full amount of such deposits, they will be able to cover the amounts required to settle transactions and continue their operations. The default of a bank that holds deposits from our clearing houses could cause our customers to lose confidence in our markets and the ability of our clearing houses to continue to act as central counterparties, which would have a material adverse affect on our business.
     Additional risks associated with our business after completion of the acquisition of Creditex.
     On August 29, 2008, we completed our acquisition of Creditex, a leader in trade execution and processing of credit default swaps, or CDS, in markets spanning the U.S., Europe and Asia. Prior to our acquisition of Creditex, we did not operate in the credit derivatives markets, although we face similar risks in this business as those we face as a global exchange and OTC market operator in the energy and soft commodities markets. These risks are described in our 2007 Form10-K and June 2008 Form 10-Q and include, without limitation, risks relating to competition, dependence on trading volumes and market liquidity, price volatility, retaining existing customers and attracting new customers, legislative or regulatory changes and our ability to keep pace with technological developments and participant preferences, among others. In particular, Creditex, like our other businesses, is primarily transaction based. Creditex provides brokerage services to clients primarily in the form of agency transactions and also provides a small amount of matched principal transactions, In agency transactions, customers pay transaction fees for trade execution services in which Creditex connects buyers and sellers who settle their transactions directly and for post-transactional processing services carried out through Creditex’s T-Zero subsidiaries. In matched principal transactions (also known as “risk-less principal” transactions), Creditex receives transaction fees primarily from transactions in which Creditex simultaneously agrees to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. The majority of the Creditex transactions are agency transactions and the matched principal transactions accounted for less than 2% of the total transactions for Creditex during the month of September 2008. Declines in trading volumes in credit derivatives would adversely affect our revenues and profitability. We also face the risk of not being able to collect transaction or processing fees charged to customers for Creditex’s agency brokerage services and T-Zero’s processing services. With respect to matched principal transactions, we run the risk that a counterparty to a matched principal transaction may fail to fulfill its obligations, or that Creditex may face liability for an unmatched trade. In addition to these risks, we also face specific risks relating to the nature of Creditex’s business and the credit derivatives market, each as described below.
     Our efforts to reduce risk in the credit derivatives market and to create a derivative clearing house to act as a central counterparty in the trading of CDS may not be successful.

     Credit derivative contracts are currently traded between two market participants and are not cleared through a central counterparty or clearinghouse. The buyer of the contract will make a payment or series of payments to the seller in return for protection against default or other credit event. The bilateral nature of the market leaves participants exposed to counterparty risk, which could result in systemic implications in times of great financial distress, like the present. When financial counterparties cannot rely on each other’s credit, and are unable to hedge their own credit risk, they then stop lending to each other and the credit markets may freeze. The recent collapse of two major market participants and the continuing concern over the financial health of other market participants has led regulators and market participants to call for the creation of a central clearinghouse for CDSs.
     Developing a market structure that brings transparency, capital efficiency and mitigation of counterparty credit risk by clearing credit defaults swaps transactions is an important initiative for ICE and Creditex, as well as for certain of our competitors. In recent weeks, we have announced that we have entered a preliminary nonbinding agreement to develop a clearing house to act as a central counterparty in registration and clearance of CDS instruments. We will seek to form a limited purpose bank, ICE US Trust, as the facility to bring together the capabilities to clear credit default swaps on a global basis. If our clearing solution through ICE US Trust is not successful or if one of our competitors’ clearing solutions is more widely accepted than our solution or is mandated by government intervention, we may not be able to offset the additional operating cost against our income and may be precluded from a valuable opportunity to extend our participation in the CDS space.
     Regulation of the credit derivatives business is uncertain and such uncertainty, or future regulatory changes, could reduce trading in the credit derivatives market.
     Appropriate regulation of credit derivatives is of utmost importance to the financial system. As the recent financial and credit crisis demonstrate, the credit markets are intricately tied to the banking system. Presently, CDS’s are largely exempt from regulation in the United States. The CFTC, the SEC, state insurance commissioners and the Federal Reserve Bank, or a combination thereof, have all been considered as the appropriate regulatory body to regulate credit derivatives. However, the appropriate regulatory body to oversee regulation of CDS is uncertain. The current regulatory environment for clearing CDS is unclear and Congress may choose to enact additional financial market reforms in the coming months to broaden the purview of credit derivatives regulation. While we plan to work with all regulatory bodies to develop an appropriate solution to ensure that these markets are properly regulated, we do not know the form such regulation will take. More stringent regulation, including regulatory bans on trading, could negatively impact transaction volume in the credit default swap market, which would have a negative impact on Creditex’s business and, potentially, our clearing initiative if successful. Additionally, the implementation of new regulatory requirements and processes to ensure continued compliance with such regulations may require us to incur significant compliance costs. Changes in existing regulations and requirements may adversely affect the conduct of Creditex’s business, the manner of its operation, and the development of new brokerage and processing services.
     Our business may be harmed if we fail to retain Creditex brokers or attract new Creditex brokers.
     Since many products and less liquid market segments in the credit derivatives market are still predominantly transacted by voice brokers, Creditex provides voice-brokered execution services in addition to its electronic execution platform. Creditex currently employs approximately 100 brokers, located in New York, London and Singapore, who provide traders with personal service and specialized trade execution. Many of these employees have extensive knowledge and experience in highly technical and complex areas of the derivatives and cash brokerage industry. The continued success of this business depends in part on our ability to retain and attract highly skilled employees who provide these specialized brokerage services. Consequently, failure to retain current brokers and successfully recruit new brokers could have an adverse effect on our business, financial condition and results of operations. Additionally, many Creditex brokers have extensive institutional knowledge of Creditex’s services, products, markets and client base and have long-standing relationships with particular clients. Therefore, the hiring of such brokers by other firms could place Creditex at a competitive disadvantage. Competition for highly-skilled brokers is intense as a result of increased demand for qualified personnel in this industry. Many of our employees could readily find employment elsewhere if they chose to do so, particularly if we fail to continue to provide competitive levels of compensation. Compensation levels in the brokerage industry are highly competitive and can fluctuate significantly from year to year. Consequently, our profitability could decline as we increase compensation levels to compete for personnel. We also face the risk that a newly hired broker may not produce sufficient revenues to cover the costs of contractually agreed-upon minimum compensation levels or sign-on bonuses.
     Because of intense competition for specialized brokerage services, we face the risk that competitors will hire employees under contract to Creditex. We have been a party to claims and litigation arising from the departure of Creditex brokers and other personnel to competing firms, and relating to new Creditex employee hires. We face the risk of such claims in the future, and may incur substantial legal fees and expend significant management resources in pursuing or defending such claims.
     Creditex is largely dependent on its broker-dealer clients. These clients are not restricted from transacting or processing CDS directly, or through their own proprietary or third-party platforms.
     Creditex relies to a large extent on its broker-dealer clients to provide liquidity on its electronic trading platform and to drive usage of the T-Zero trade processing platform. None of these broker-dealer clients is contractually or otherwise obligated to continue to use Creditex’s electronic trading or processing platforms. Creditex’s agreements with broker-dealers are generally not exclusive and broker-dealers may terminate such agreements and enter into, and in some cases have entered into, similar agreements with Creditex’s competitors. Additionally, many of Creditex’s broker-dealer clients are involved in other ventures, including other electronic trading and processing platforms, as trading participants or as equity holders, and such ventures or newly created ventures may compete with Creditex now and in the future.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
     On June 3, 2008, we entered into an Agreement and Plan of Merger, which was amended on August 26, 2008 (the “Merger Agreement”), by and among ICE, Columbia Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of ICE, Creditex, a Delaware corporation, and TA Associates, Inc., solely in the capacity as representative of the former Creditex stockholders following the effective time of the merger. We completed our acquisition of Creditex on August 29, 2008 and the total consideration, including a working capital adjustment, was $528.1 million, comprised of $474.5 million of our common stock and vested stock options and $48.7 million in cash on hand. The common stock and stock option component of the transaction resulted in us issuing 4.7 million shares of our common stock and 764,000 vested stock options to the Creditex stockholders and employees. Creditex is now a wholly-owned subsidiary of ICE, operating under the Creditex name.
     Pursuant to the terms and subject to the conditions of the Merger Agreement, the ICE common stock issued in connection with the merger was issued without registration under the Securities Act in reliance on the private offering exemption provided by Section 4(2) thereof. Contemporaneously with execution of the Merger Agreement, we and certain of the Creditex stockholders entered into a Registration Rights Agreement obligating us, on the terms and subject to the conditions set forth therein, to register the ICE common stock issued to such Creditex non-employee stockholders at the effective time of the merger under the Securities Act of 1933, as amended. We also separately covenanted, in connection with the merger, to register ICE common stock covered by options and restricted shares of ICE common stock to be held by Creditex employees. We have taken the required action with respect to registering the shares as specified above. Non-accredited investors that owned Creditex shares were paid cash in the merger. An escrow agent holds a portion of the shares of our common stock issued in the transaction and these shares are subject to indemnification claims by us if Creditex breaches its representations or warranties, among other things, in the Merger Agreement.
     On August 4, 2008, we announced that our board of directors had authorized a program to repurchase up to $500 million in ICE common stock over a 12 month period. ICE adopted a written stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, which allows us to repurchase shares at times when we may not otherwise be in the market because of our trading policies or the possession of material non-public information. All of the purchases identified below were effected under our Rule 10b5-1 trading plan. We funded the $300.0 million of repurchases with a combination of $105.0 million of cash on hand and $195.0 million of borrowings under our credit facilities. Our repurchase program may be suspended or discontinued at any time without prior notice.

     (a) Stock Repurchases

Period	(a) Total	(b) Average	(c) Total number of	(d) Maximum number of shares (or
(2008)	number of	price paid	shares purchased as part	approximate dollar value of shares that
	shares	per share	of publicly announced	may yet be purchased under the plans
	purchased		plans or programs	or programs (in millions)
July 1 – July 31	0	0	0	N/A
August 1 – August 31	0	0	0	$500
September 1- September 30	3,220,257	$93.16	3,220,257	$200
Total	3,220,257	$93.16	3,220,257	$200

Item 3.   Defaults Upon Senior Securities
     None.
Item 4.   Submission of Matters to a Vote of Security Holders
     None.
Item 5.   Other Information
     None.
Item 6.   Exhibits

Exhibit
Number		Description of Document

10.1	—
Amendment to Agreement and Plan of Merger, dated as of August 26, 2008, to the Agreement and Plan of Merger, dated as of June 3, 2008, by and among ICE, MergerCo, Creditex and the Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on September 2, 2008, File No. 001-32671).

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

INTERCONTINENTALEXCHANGE, INC. (Registrant)
Date: October 30, 2008	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)