Form 10-K
period 2008-12-31
INTERCONTINENTALEXCHANGE INC
filed 2009-02-11
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,774,777,086. As of February 9, 2009, the number of shares of the registrant’s Common Stock outstanding was 72,649,190 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE, INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2008

i

PART I

In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires:

•	“IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc. and its consolidated subsidiaries.

•	“ICE Futures Europe” refers to our wholly-owned subsidiary, which, prior to September 3, 2007, operated as ICE Futures and which, prior to October 25, 2005, operated as the International Petroleum Exchange of London, Ltd., or the IPE.

•	“ICE Futures U.S.” refers to our wholly-owned subsidiary that we acquired on January 12, 2007, which, prior to our acquisition, operated as the Board of Trade of the City of New York, Inc., or NYBOT, a member-owned not-for-profit corporation, and, after our acquisition, operated as the Board of Trade of the City of New York, Inc., a wholly-owned subsidiary of IntercontinentalExchange. On September 3, 2007, we renamed NYBOT “ICE Futures U.S.” “ICE Clear U.S.” refers to ICE Futures U.S.’s wholly-owned clearing subsidiary, which previously operated as the New York Clearing Corporation, or NYCC.

•	“ICE Futures Canada” refers to our wholly-owned subsidiary that we acquired on August 27, 2007 and which previously operated as the Winnipeg Commodity Exchange, Inc, or the WCE. “ICE Clear Canada” refers to ICE Futures Canada’s wholly-owned clearing subsidiary, which previously operated as WCE Clearing Corporation, or WCECC.

Due to rounding, figures in tables may not sum exactly.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements and other factors that may affect our performance include, but are not limited to:

•	our expectations regarding the business environment in which we operate and trends in our industry, including increasing competition, consolidation and trading volumes;

•	conditions in global financial markets;

•	our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire;

•	our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	our initiative to establish a credit derivatives clearing house to clear credit default swaps;

•	our ability to keep pace with rapid technological developments and to ensure that the technology we utilize is not vulnerable to security risks;

•	the accuracy of our cost estimates and expectations;

•	our belief that cash flows will be sufficient to service our debt and fund our working capital needs and capital expenditures, at least through the end of 2010;

•	our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology;

•	our ability to maintain existing market participants and attract new ones;

•	our ability to protect our intellectual property rights, including the costs associated with such protection, and our ability to operate our business without violating the intellectual property rights of others;

•	potential adverse litigation results; and

•	our belief in the soundness of our electronic platform and disaster recovery system technologies, as well as our ability to gain access on a timely and cost-effective basis to comparable products and services if our key technology contracts were terminated.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

General

We are a leading regulated global futures exchange and over-the-counter, or OTC, market operator. We operate the leading electronic futures and OTC marketplace for trading a broad array of energy, soft agricultural and agricultural commodities, credit default swaps, or CDS, and financial products. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets, together with clearing services. Through our widely-distributed electronic marketplace, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management needs.

We conduct our regulated energy futures markets through our wholly-owned subsidiary, ICE Futures Europe, which is based in the United Kingdom, or U.K. ICE Futures Europe is the largest energy futures exchange outside of the United States, or U.S., as measured by 2008 traded contract volume, and one of the top 10 commodity exchanges in the world, according to the Futures Industry Association. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. ICE Futures Europe clears its business through ICE Clear Europe, ICE Futures U.S. clears its business through ICE Clear U.S. and ICE Futures Canada clears its business through ICE Clear Canada. We completed our acquisition of ICE Futures U.S. in January 2007 and our acquisition of ICE Futures Canada in August 2007. The launch of ICE Clear Europe occurred in November 2008, completing our strategic plan to offer clearing services through wholly-owned clearing businesses in the United States, the United Kingdom and Canada. Clearing services for our U.K. energy futures and cleared global OTC energy businesses were previously outsourced to a third party U.K. clearing house.

We conduct our OTC business directly through IntercontinentalExchange as an Exempt Commercial Market under the Commodity Exchange Act and through Creditex Group Inc., or Creditex, an interdealer broker. We completed our acquisition of Creditex in August 2008. Creditex is a market leader and innovator in the execution and processing of index and single-name CDS with markets spanning the United States, Europe and Asia. In October 2008 we announced our planned acquisition of The Clearing Corporation as part of our strategy to offer clearing in the CDS market.

Our Business

We operate diverse global markets that promote price transparency and offer participants the opportunity to trade a variety of energy, soft agricultural and agricultural commodities, CDS and financial products. Our core products include contracts based on crude and refined oil products, natural gas, power, coal, emissions, sugar, cotton, coffee, cocoa, canola, orange juice, CDS, foreign exchange and equity index products. Our derivative and physical products provide participants with a means for managing risks associated with changes in the prices of these commodities, asset allocation, ensuring physical delivery of select commodity products and trading. The majority of our trading volume is financially or cash settled, meaning that settlement is made through cash payments based on the difference between the purchase price of the contract and the value of the underlying commodity at contract expiration, rather than through physical delivery of the commodity itself.

All futures and options contracts and many of our OTC swap contracts are cleared through a central counterparty clearing house. We also offer OTC swap contracts that can be traded on a bilateral basis. Our customer base includes professional traders, financial institutions, institutional and individual investors, corporations, manufacturers, commodity producers and refiners, and governmental bodies. We do not take proprietary trading positions in any contracts in our markets.

We operate our U.S., U.K. and Canadian exchanges, as well as our OTC markets, primarily on our electronic platform, except for the Creditex business, in which trading is conducted both electronically on Creditex’s proprietary platform, and through voice brokered transactions. ICE Futures U.S. continues to offer options on futures markets through its open-outcry trading floor based in New York City, complementing our electronic futures and options offerings. In addition to trade execution, our electronic platform offers a comprehensive suite of trading-related services, including pre- and post-trade risk management tools, electronic trade confirmation and clearing services. Through our platform, we facilitate straight-through processing of trades, with the goal of providing seamless integration of front-, back- and mid-office trading and risk management activities.

We operate and manage our business on the basis of three segments: our futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to note 18 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

History

In May 2000, IntercontinentalExchange was established, with our founding shareholders representing some of the world’s largest energy companies and global banks. Our mission was to transform OTC energy markets by providing an open, accessible, around-the-clock electronic energy marketplace to a previously fragmented and opaque market. We offered the energy community greater price transparency, efficiency, liquidity and lower costs than manual trading, such as voice or floor markets. Working together with participants in the energy markets, we developed the leading electronic marketplace for energy commodities, along with the leading electronic trade confirmation platform.

In June 2001, we expanded our business into the futures markets by acquiring the IPE, now ICE Futures Europe. Europe’s leading regulated energy futures exchange, ICE Futures Europe’s markets today account for approximately 50% of the world’s crude oil and refined futures traded each day. In April 2005, ICE Futures Europe became the first fully electronic energy exchange.

ICE Data was launched in 2002 to meet the demand for increased market data in the OTC energy markets, and is today one of the leading providers of futures and OTC data globally. Since 2003, we have partnered with the Chicago Climate Exchange, or CCX, to host its OTC emissions markets, and today we offer the leading European emissions futures contracts in conjunction with the European Climate Exchange, or ECX.

In November 2005, we completed our initial public offering on the New York Stock Exchange under the ticker symbol “ICE” and have since become a member of the Russell 1000 and the S&P 500 indexes. In January 2007, we acquired NYBOT, now known as ICE Futures U.S. Today, ICE Futures U.S.’s futures contracts for soft agricultural commodities such as sugar and coffee are listed in our electronic markets. In June 2007, we entered into an exclusive licensing agreement with the Frank Russell Company to list the U.S. Russell Index futures complex. Also in 2007, we acquired the exclusive right to key natural gas indexes, including the NGI and NGX indexes.

In July 2007, we acquired and integrated ChemConnect’s OTC natural gas liquids and chemicals markets. In August 2007, we acquired the Winnipeg Commodity Exchange, the leading canola market in the world, now known as ICE Futures Canada. In October 2007, we acquired Chatham Energy, or Chatham, a leading OTC energy options broker, and in February 2008, we acquired YellowJacket Software, Inc., or YellowJacket, a leading peer-to-peer negotiation platform for the OTC options markets.

In August 2008, we completed our acquisition of Creditex, a leading interdealer market for the execution and processing of credit derivatives. In October 2008, we announced plans to acquire The Clearing Corporation, or TCC, and the transaction is expected to close in the first quarter of 2009. TCC will be the clearing service provider for our CDS clearing house, known as ICE US Trust, or ICE Trust. ICE Trust is a limited purpose New York trust regulated by the New York State Banking Department. ICE Trust plans to commence clearing in the first quarter of 2009. Today, we employ over 790 professionals across the United States, Europe and Asia.

Futures Marketplaces

In our futures business, we operate three regulated futures exchanges in the United States, the United Kingdom and Canada. ICE Futures Europe operates as a Recognized Investment Exchange in the United Kingdom, where it is regulated by the U.K. Financial Services Authority, or FSA. ICE Futures Europe was founded in 1980 as a traditional open-outcry auction market, and today operates exclusively as an electronic exchange. Trades in our energy futures markets may only be executed in the name of exchange members for the members’ own account or their customers’ account. Our members and their customers include many of the world’s largest energy companies and leading financial institutions.

ICE Futures U.S. is a leading global futures and options exchange for trading in a broad array of soft agricultural commodities, including sugar, coffee, cotton, cocoa and frozen concentrated orange juice, or FCOJ. ICE Futures U.S. also provides trading in futures and options contracts for a variety of financial products, including its futures and options contracts based on the Russell indexes and the U.S. Dollar Index, or USDX. ICE Futures U.S. operates as a Designated Contract Market and is regulated by the Commodity Futures Trading Commission, or CFTC. Until February 2, 2007, ICE Futures U.S. operated exclusively as an open-outcry exchange and provided only floor-based markets. On that date, ICE Futures U.S. listed its core soft agricultural commodity markets on our electronic platform, and has subsequently introduced the Russell indexes, currency pairs and USDX futures and options contracts electronically. Options markets continue to be available for trading on the floor of the exchange.

ICE Futures Canada is Canada’s leading commodity futures and options exchange and North America’s first fully electronic commodity futures exchange. Based in Winnipeg, Manitoba, ICE Futures Canada offers futures and options contracts on canola and western barley. For over a century ICE Futures Canada, and its predecessor companies, have operated futures markets that bring together agricultural industry participants, traders, and investors to engage in price discovery, price risk transfer and price dissemination for the markets. ICE Futures Canada is a recognized commodity futures exchange under the provisions of The Commodity Futures Act (Manitoba), or the CFA, and is regulated by the Manitoba Securities Commission, or MSC.

ICE Clear Europe clears and settles contracts for ICE Futures Europe and is regulated by the FSA as a Recognized Clearing House. ICE Futures U.S. owns its clearing house, ICE Clear U.S., which clears and settles contracts traded on, or subject to the rules of, ICE Futures U.S. ICE Clear U.S. is a Derivatives Clearing Organization and is regulated by the CFTC. ICE Futures Canada owns it clearing house, ICE Clear Canada, which clears and settles contracts traded on, or subject to the rules of, ICE Futures Canada. ICE Clear Canada is a recognized clearing house under the provisions of the CFA and is regulated by the MSC.

OTC Marketplace

In our OTC business, we operate global over-the-counter markets primarily through our electronic platform. We offer trading in thousands of contracts, covering a broad range of energy-related products and contract types. These contracts include derivative contracts as well as contracts that provide for physical delivery of the underlying commodity, principally relating to natural gas, power, natural gas liquids, chemicals and crude and refined oil products. We offer a wide range of derivative contracts in our OTC markets due to the availability of various combinations of commodities, product types, delivery “hub” locations and terms or settlement dates for a given contract. In 2008 and 2007, we acquired Creditex, YellowJacket, ChemConnect and Chatham, and as a result, have expanded our markets to include CDS, natural gas liquids, chemicals and natural gas options contracts. Our OTC market participants include many of the world’s largest energy companies, leading financial institutions and proprietary trading firms, as well as natural gas distribution companies and utilities. Participants in our OTC energy markets must qualify as eligible commercial participants or eligible commercial entities under the Commodity Exchange Act.

Market Data

We offer a variety of market data services for both futures and OTC markets through our market data subsidiary, ICE Data. ICE Data compiles and repackages market data derived from trading activity on our platform into information products that are sold to a broad customer base extending beyond our core trading community.

Since its inception, ICE Data has expanded to provide data services covering our energy futures and OTC markets, as well as soft agricultural and agricultural commodities, equity indexes and currency pairs. Market data services for these segments include publication of daily indices, access to historical price and other data, view only access to our trading platform, end of day settlements and pricing data sets, as well as a service that provides independent validation of participants’ own valuations for OTC products.

Our Competitive Strengths

We have established ourselves as a leading operator of global regulated futures exchanges and OTC markets. We believe our key strengths include:

•	liquid, diverse global markets and benchmark contracts;

•	diverse and complementary risk management products and services;

•	widely-distributed, leading edge technology for trading and risk management;

•	market transparency and efficient access to futures and OTC markets;

•	geographic and product diversity with multiple regulated exchanges and clearing houses, and global OTC markets; and

•	innovative, customer-focused management with a focus on growth.

Liquid, Diverse Global Markets and Benchmark Contracts

Several of our core products serve as global benchmarks for managing risk relating to exposure to price movements in the underlying commodities. We operate the leading market for trading in Brent crude oil futures, as measured by the volume of contracts traded in 2008, according to the Futures Industry Association.

The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the United States, and is the price reference for approximately two-thirds of the world’s physical oil. Similarly, the ICE Gas Oil futures contract is a leading benchmark for the pricing of a range of refined oil products outside the United States. We also operate the world’s second largest market for trading in West Texas Intermediate, or WTI, crude oil futures, as measured by the volume of contracts traded in 2008, according to the Futures Industry Association. The WTI Crude futures contract is the leading benchmark for pricing light, sweet crude oil delivered and consumed within the United States. We operate a leading OTC market for energy contracts, including hundreds of contracts based on natural gas and electric power hubs, or delivery points, in North America, as well as certain refined products. We were the first marketplace in North America to introduce cleared OTC energy contracts. We believe that cleared OTC energy markets have increased market liquidity and transparency and attracted new participants by reducing counterparty credit risk and by improving capital efficiency. Today, qualified OTC participants may access both bilateral and cleared markets on our platform.

The following table shows the number and notional value of commodities futures contracts traded in our most significant futures markets. The notional value of contracts represents the aggregate value of the underlying commodities covered by the contracts.

	Year Ended December 31,
	2008		2007		2006
	Number of	Notional	Number of	Notional	Number of	Notional
	Contracts	Value	Contracts	Value	Contracts	Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)

ICE Brent Crude futures	68,368	$6,771.3	59,729	$4,293.2	44,346	$2,936.2
ICE WTI Crude futures(1)	51,092	5,210.4	51,388	3,727.2	28,673	1,919.4
ICE Gas Oil futures	28,805	2,637.2	24,510	1,582.8	18,290	1,071.6
Sugar No. 11 futures and options(2)	36,437	492.5	26,251	289.9	—	—
Russell index futures and options(3)	17,054	1,201.7	336	79.4	—	—

(1)	Trading commenced in February 2006.

(2)	Sugar No. 11 futures and options trade on ICE Futures U.S., which was acquired in January 2007.

(3)	Russell index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

The following table shows the number and notional value of OTC commodities contracts traded on our electronic platform in our most significant OTC energy markets:

	Year Ended December 31,
	2008		2007		2006
	Number of	Notional	Number of	Notional	Number of	Notional
	Contracts	Value	Contracts	Value	Contracts	Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)

North American natural gas	228,544	$4,531.3	157,956	$2,705.6	121,047	$2,289.3
North American power	10,085	533.7	8,331	394.2	6,014	284.7
Global oil and refined products	8,334	443.8	8,471	305.9	3,772	116.3

Diverse and Complementary Risk Management Products and Services

We have developed and offer our customers a diverse array of products and a broad range of risk management services including trade execution, market data, pre- and post-trade processing and clearing services on an integrated platform. We have a history of developing innovative products and services for the markets we serve, including electronic trade confirmation, affirmation and novation for the bilateral OTC markets, independent price validation services, portfolio compression, credit event auctions and OTC clearing. Our markets provide important risk management tools and evolve based on changes in market conditions, market structure and technological advancements. We work closely with our customers to create products and services that meet their requirements. These relationships help us to anticipate and lead industry changes.

Widely-distributed, Leading Edge Technology for Trading and Risk Management

Our integrated technology infrastructure is delivered via our widely accessible electronic trading platform, which provides centralized and direct access to risk management and trade execution for a variety of energy, soft agricultural and other agricultural commodities, and financial products. We operate the majority of our energy, financial and agricultural markets on our electronic trading platform. Our trading platform has enabled us to attract significant liquidity from traditional market participants, as well as new market entrants seeking the access, efficiency and ease of execution offered by electronic trading. We have developed a significant global presence with thousands of active screens at over 1,500 OTC participant firms and over 1,100 futures participant firms as of December 31, 2008.

Our participants may access our electronic marketplace through a variety of means, including through telecommunications hubs in the United States, Europe, Canada and Asia, via the Internet or through dedicated lines. We offer various front-end trading alternatives, including proprietary front-end systems, independent software vendors, or ISVs, our own front-end called WebICE and brokerage firms. ISVs allow market participants to access multiple exchanges through a single interface, which is integrated with the participants’ risk management systems.

We have taken a number of steps to increase the accessibility and connectivity of our electronic platform, including opening our electronic platform to ISVs and allowing members to develop their own conformed front-end systems. Our participants can currently access our platform using 37 ISVs. We do not depend on the services of any one ISV for access to a significant portion of our participant base.

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

Our trading platform provides rapid trade execution and is, we believe, one of the world’s most flexible, efficient and secure systems for derivatives markets. We have designed our platform to be highly scalable — meaning that we can expand capacity and add new products and functionality efficiently at relatively low cost and without disruption to our markets. Our platform can also be adapted for use in other markets, as demonstrated by the decision by CCX and ECX to operate their emissions markets on our trading platform. We believe that our commitment to investing in technology to enhance our network infrastructure, electronic trading platform, clearing and other post-trade processes will continue to contribute to the growth and development of our business.

Market Transparency and Efficient Access to Futures and OTC Markets

Through our highly accessible platform, we offer real-time market transparency to participants, observers and regulators for dozens of futures and OTC markets. This transparency has increased liquidity and the confidence participants have in transacting in our markets relative to floor or voice traded markets. Our price transparency and range of market data for the OTC energy markets meets or surpasses that offered by other OTC energy markets, which may be beneficial to us in a regulatory environment favoring transparency.

In addition, we believe that our growth has been driven in part by our ability to uniquely offer qualified market participants integrated access to both the futures and OTC markets. We believe that our demonstrated ability to develop specialized technology and launch new products for both the futures and OTC markets provides us with several competitive advantages, including a larger addressable market, increased domain knowledge in our markets, including insight into commercial market participants’ needs, the ability to offer cross margining for correlated products, and enhanced market data offerings. In addition to cleared OTC markets, we continue to offer bilateral markets for those customers and products where it is required or preferred.

We believe that by using our electronic platform, market participants benefit from price transparency and can achieve price improvement over alternate means of trade execution. Electronic trade execution offers time and cost efficiencies by providing firm posted prices and reducing trade-processing errors and back office overhead, and allows us to accelerate the introduction of new products on our platform. The combination of electronic trade execution across a range of commodities and derivatives markets and market data services facilitates automation by our participants in all phases of processing from front-office to back-office, and ranging from trading and risk management to trade settlement.

Geographic and Product Diversity with Multiple Regulated Exchanges and Clearing Houses, and Global OTC Markets

Our globally distributed electronic trading platform offers qualified market participants a single interface to multiple exchanges, covering five unique product categories, including agricultural, energy, credit, equity index and foreign exchange products, as well as a range of OTC energy products. By offering trading in multiple markets and products we provide our participants with maximum flexibility to implement their trading and risk management strategies. We serve customers in dozens of countries as a result of listing products that are relevant globally, such as crude oil, credit, sugar, equity indexes and foreign exchange. Each of our three locally regulated exchanges is associated with our locally regulated clearing houses. With recognized and highly respected clearing operations, we believe that these clearing houses’ assurance of performance to their clearing members substantially reduces counterparty risk and is a critical component of our exchanges’ identity as a reliable and secure marketplace for global transactions. With our acquisition of Creditex in 2008 and the impending launch of ICE Trust, we will also offer CDS clearing services. While the credit derivatives business has yet to be fully integrated into our electronic trading platform, these systems are already connected to well over 200 buy- and sell-side participants in the CDS market.

Innovative, Customer-Focused Management with a Focus on Growth

We strive to foster a culture of customer service, innovation and growth within our staff and management team. We put an emphasis on integrity of work and the results achieved to maintain confidence in our marketplace and in our company. We offer performance based compensation that includes various forms of equity ownership in our common stock by a broad base of employees and that reflects our shared, company-wide objectives.

Our Growth Strategy

The record consolidated revenues and trading volume we achieved in 2008 reflect our focus on the implementation and execution of our long-term growth strategy. We have expanded our core business organically, developed innovative new products for global markets, and provided trading-related services to a broader and more diverse participant base. In addition, we have completed a number of acquisitions and alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in the commodity derivatives markets by focusing our efforts on the following key strategies for growth:

•	attract new market participants;

•	offer additional markets and services across futures and OTC markets;

•	leverage our extensive risk management capabilities;

•	continue to enhance our technology infrastructure and increase connectivity; and

•	pursue select strategic opportunities.

Attract New Market Participants

In recent years, our customer base has grown and diversified due to the emergence of new participants in the commodities markets, the increased use of hedging programs by commercial enterprises, our expansion into new markets, the increased access to our markets as a result of electronic trading, and the increased allocation to commodities by institutional investors. Market participants include producers and refiners, utilities and governments, financial services companies, such as investment banks, hedge funds, proprietary trading firms and asset managers, as well as industrial and manufacturing businesses that are increasingly engaging in hedging, trading and risk management strategies. We believe that many of these participants have been attracted to our markets in part due to the need to hedge price volatility and the reduced barriers to market access. We intend to continue to expand our customer base by leveraging our existing relationships and our global sales and marketing team to promote participation in our markets and by offering a growing range of products and services, including pre-trade and post-trade processing and clearing capabilities.

Offer Additional Markets and Services Across Futures and OTC Markets

We have grown, and intend to continue to grow, as a result of our ability to leverage the combination of futures and OTC markets, clearing services and new product development. Through our acquisition of Creditex, we have entered the CDS market and offer a number of innovative products and services. We have also enhanced our product offerings by entering into strategic partnerships and exclusive agreements such as our exclusive license for the Russell index products. We will also seek opportunities in markets we do not currently serve. We intend to continue to expand the range of products we offer, both by product type and contract design, by working with customers and potential partners to develop new OTC, futures and options products that provide relevant risk management tools. We may also seek to license our platform to other exchanges for the operation of their markets on our platform, as we have with the CCX, ECX and the Natural Gas Exchange.

Leverage Our Extensive Risk Management Capabilities

By establishing and maintaining our own clearing operations, we are able to respond to the dynamic needs of the market for risk management tools. With the November 2008 launch of our European clearing house, we now have control of our product development cycle across all of our markets and will be able to develop and launch the products our customers require in a timely manner. As new markets evolve, we intend to leverage our domain knowledge in clearing and over-the-counter markets to serve these global markets. For example, in early 2009 we intend to launch a clearing house for the clearing of CDS instruments.

Continue to Enhance our Technology Infrastructure and Increase Connectivity

We develop and maintain our own network infrastructure and electronic trading platform to ensure the delivery of a leading-edge technology platform that meets our markets’ demands for transparency and efficiency. Our participants may access our electronic platform for trading in our markets through our proprietary front-end, known as WebICE, via a dedicated line or the Internet, through our application programming interface, or API, through one of our telecommunication hubs, through co-location at our data center, or through the front-end systems developed by any of 37 ISVs. Furthermore, participants in our markets can access our platform directly through their own proprietary interfaces or through a number of brokerage firms. We intend to extend our initiatives in this area by continuing to increase ease of access and connectivity with our existing and prospective market participants.

Pursue Select Strategic Opportunities

We intend to continue to explore and pursue acquisition and other strategic opportunities to strengthen our competitive position and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions for a variety of reasons, including to leverage our existing strengths into new markets, expand our risk management products and services, address underserved markets, advance our technology or take advantage of new developments and potential changes in the industry.

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

Regulated Futures Markets

Our futures markets are fully regulated and are responsible for carrying out certain self-regulatory functions. Each regulated exchange has its own compliance, surveillance and market supervision functions, as well as a framework for disciplining market participants that do not comply with exchange rules.

Trading in our regulated futures markets is available to our members and their customers. Customers of our members may obtain order-routing access to our markets through members. Once trades are executed on our platform, they are matched and forwarded to a trade registration system that routes them to the applicable clearing house for clearing and settlement. Electronic trading allows participants to execute directly on our platform, when traditionally orders were executed on a trading floor by floor brokers.

Regulated Energy Future Products

We operate regulated markets for energy futures contracts and options on those contracts through our subsidiary, ICE Futures Europe. These contracts include the ICE Brent Crude futures contract, the ICE WTI Crude futures contract, the ICE Gas Oil futures contract, the ICE ECX CFI and CER futures contracts, the ICE UK Natural Gas futures contract, the ICE Richards Bay and Rotterdam coal futures contracts, the gC Newcastle coal futures contract, the ICE UK Electricity futures contract, the ICE Unleaded Gasoline Blendstock (RBOB) futures contract, the ICE Heating Oil futures contract and options based on the ICE Brent Crude, ICE WTI Crude, ICE ECX CFI and CER, and ICE Gas Oil futures contracts. The ICE Brent Crude futures contract is based on forward delivery of the Brent light, sweet grade of crude oil that originates from the North Sea. Brent crude is a leading benchmark used to price a range of traded oil products, including approximately two-thirds of the world’s oil. The ICE WTI Crude futures contract, also a light, sweet crude, is a cash-settled contract. The ICE Gas Oil futures contract is a European heating oil contract and serves as a significant pricing benchmark for refined oil products particularly in Europe and Asia.

Regulated Soft Agricultural and Agricultural Future Products

ICE Futures U.S. is a regulated leading world market for the trading of soft agricultural commodities, including coffee, sugar, cotton, frozen concentrate orange juice and cocoa futures and options contracts. ICE Futures U.S. and its predecessor companies have offered trading in traditional soft agricultural commodities for over 100 years and have maintained a strong franchise in these products. These markets are designed to provide effective pricing and hedging tools to industry users worldwide as well as strategic trading opportunities for individual and institutional investors. These contracts were listed electronically for the first time in February 2007. The prices for many of our agricultural contracts serve as global benchmarks for the physical commodity markets, including Sugar No. 11 (world raw sugar), Coffee “C” (Arabica coffee) and Cotton No. 2 (cotton).

Through close cooperation with agricultural industry participants, ICE Futures U.S. has supported the development of innovative and internationally recognized futures and options contracts that reflect the basic requirements of the commodity industry. ICE Futures U.S.’s contract committees, in conjunction with industry representatives, continuously review and adjust contract terms and trading practices to account for changes in the underlying cash market and to ensure that the contracts continue to serve ICE Futures U.S.’s commercial users.

Soft agricultural products have historically accounted for most of ICE Futures U.S.’s trading volume. In 2008, soft agricultural products represented 74.4% of the total number of futures and options contracts traded in ICE Futures U.S.’s markets.

ICE Futures Canada is the only regulated commodity futures exchange in Canada and it facilitates the trade of futures and options on futures contracts for canola and western barley. ICE Futures Canada, and its predecessor companies, have been operating for over 122 years and have maintained a strong franchise in agricultural commodities. ICE Futures Canada contracts are designed to provide effective pricing and hedging tools to industry users worldwide as well as strategic trading opportunities for individual and institutional investors. The price of ICE Futures Canada’s canola futures contracts is the worldwide benchmark. In 2008, canola contracts represented 94.9% of the total number of futures and options contracts traded in ICE Futures Canada’s markets.

Regulated Financial Future Products

ICE Futures U.S. offers financial products in the currency, equity index and commodity index markets, including the U.S. Dollar Index, or USDX, the Russell equity indexes, the CCI and RJ/CRB and dozens of currency pair futures and options contracts. In 2008, contracts traded in our financial product markets represented 25.6% of the total number of contracts traded in ICE Futures U.S.’s futures and options markets. ICE Futures U.S. offers specialized products such as equity indexes and cross-rate foreign exchange contracts to complement its global soft agricultural markets.

ICE Futures U.S. lists futures and options contracts on the Russell indexes of U.S. equities, beginning with the Russell 1000 Index in 1999, followed by the Russell 2000 and the Russell 3000 along with the value and the growth components of these indexes. In June 2007, ICE entered into an exclusive licensing agreement with Russell with respect to its U.S. equity index futures and options on futures. These rights became exclusive in September 2008, and subject to achieving specified trading volumes, will remain exclusive throughout the remainder of the Licensing Agreement, which extends through June 2014.

We also provide futures and options markets for 42 currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other useful cross-rates, as well as the original contract based on the benchmark USDX, which was introduced in 1985. By identifying interbank market signals and customer needs, we developed currency contracts and defined trading procedures that serve institutional financial managers. These products began being introduced on our electronic platform in the second half of 2007. In November 2008, we also launched a suite of million-currency-unit foreign exchange futures contracts. These new futures contracts, known as ICE Millions, combine the benefits of futures and OTC products, bringing transaction efficiencies and risk management tools to the foreign exchange marketplace. ICE Millions are ten times the notional value of the original suite of foreign exchange futures and option contracts traded on ICE Futures U.S.

Clearing House Function

We operate a clearing house for ICE Futures U.S. through ICE Clear U.S., for ICE Futures Canada through ICE Clear Canada and for ICE Futures Europe and our OTC cleared businesses through ICE Clear Europe. These clearing houses clear, settle and guarantee to their clearing members the financial performance of all futures contracts and options on futures contracts matched through our execution facilities and accepted by the clearing house from clearing members in our U.S., U.K. and Canadian regulated futures markets as well as our cleared OTC markets. Through our clearing houses, we maintain a system for performance of financial obligations owed to the clearing members through which buyers and sellers conduct transactions. This system is supported by several mechanisms, including rigorous clearing membership requirements, the posting of original margin deposits, daily mark-to-market of positions and payment of variation margin, maintenance of a guaranty fund in which clearing members maintain deposits with our clearing houses and broad assessment powers to recoup financial losses if they arise due to a clearing member financial default. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the margin rates then in effect for such contracts. In addition to our existing three clearing houses, we are developing a clearing house to act as a central counterparty in the registration and clearing of credit default swap transactions. We are forming a limited purpose bank, ICE Trust, to serve as the facility to clear credit default swaps transactions.

In November 2008, we launched ICE Clear Europe, a clearing house based in London, as part of our strategic plan to offer clearing services through wholly-owned clearing businesses in the United States, the United Kingdom and Canada. Clearing services for our U.K. energy futures and cleared global OTC energy businesses were previously outsourced to a third party U.K. clearing house. Gaining greater control over this core clearing process will allow us to introduce more products and services to the futures and OTC markets for broker-dealers and for our customers, as well as to ensure technology and operational service levels meet the efficiency standards that we have set within our execution business. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products on a competitive basis with other derivatives exchanges that manage their own clearing and risk management services. Control of our own clearing houses enables us to capture the revenue associated with both the trading and clearing of our futures and options contracts.

It is our objective to provide a clearing model that benefits customers and clearing firms alike, through technological innovation, offering a competitive alternative for clearing for new products and new exchanges, competitive pricing, and greater profit participation by member firms and new value-added services. Longer term, we anticipate that collectively, our U.S., U.K. and Canadian clearing houses may partner to serve our global customer base across the commodities and financial products marketplaces in an innovative and capital efficient manner. Our clearing strategy is designed to complement our diverse markets while meeting the risk management, capital and regulatory requirements of an expanding global marketplace.

We believe our clearing houses are a significant attraction to our market participants, and an important part of the functioning of our exchanges. Because the role of the clearing house is to serve as a central counterparty for each matched trade, clearing members do not need to evaluate the credit of each potential counterparty or limit themselves to a selected set of counterparties. This flexibility increases the potential liquidity available for each trade. The interposition of our clearing house as the counterparty for each matched trade allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting positions.

In order to ensure performance, our clearing houses establish and monitor financial requirements for our clearing members and set minimum margin requirements for our traded products. Our clearing houses use proprietary software, based on an industry standard margining convention, to determine the appropriate margin requirements for each clearing member by simulating the gains and losses of complex portfolios. We typically hold margin collateral to cover at least 99% of price changes for a given product within a given historical period.

At each settlement cycle, our clearing houses value, at the market price prevailing at that time, or mark-to-market, all open futures positions and require payments from clearing members whose positions have lost value and make payments to clearing members whose positions have gained value. Our clearing houses mark-to-market all open futures positions at least once a day, and in some cases more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract. Having a mark-to-market cycle of a minimum of two times a day for ICE Clear U.S. and once daily for ICE Clear Europe and ICE Clear Canada helps protect the financial integrity of our clearing houses, our clearing members and market participants. This allows our clearing houses to identify quickly any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing houses to ensure financial performance of their open positions. All our clearing houses may call multiple intraday original margin in circumstances where market conditions require they take additional protection.

As a self-regulatory organization, ICE Clear U.S. has instituted detailed risk-management policies and procedures to guard against default risk with respect to cleared contracts. In order to manage the risk of financial non- performance, we (i) have established that clearing members maintain at least $5 million in minimum working capital, (ii) limit the risk exposure of open positions based upon the clearing member’s capital, (iii) require clearing members to post original margin collateral for all open positions, and to collect original margin from their customers, (iv) pay and collect variation margin on a marked-to-market basis at least twice daily, (v) require clearing members to collect funds from under-margined customers, (vi) require deposits to the guaranty fund from clearing members which would be available to cover financial non-performance, and (vii) have broad assessment authority to recoup financial losses.

ICE Clear Europe has instituted a similar multi-layered risk management system of rules, policies and procedures to protect itself in the event of a clearing member default which include requiring its members to (i) hold a sufficient minimum level of capital, (ii) make sufficient margin payments as required under the ICE Clear Europe rules, (iii) have made a guaranty fund contribution as required by ICE Clear Europe, (iv) have acceded to the ICE Clear Europe regulations and thereby accept ICE Clear Europe’s powers of assessment to require the provision of additional funds by clearing members in certain situations consequent on an event of default, and (v) hold accounts as required under the ICE Clear Europe regulations at ICE Clear Europe approved financial institutions in relation to which ICE Clear Europe has established direct debit mandates in its favor.

ICE Clear Canada has instituted a similar multi-layered risk management system of rules, policies and procedures to protect against default which include (i) operational and financial standards for clearing participants applicable to category of registration, (ii) requirements for clearing participants to post original margin for house and client positions and requirements to collect additional margin from clients, (iii) assessing and collecting intra-day margin payments on a pre-determined basis, (iv) requiring all clearing participants to pay into a guaranty fund, and (v) rules requiring all clearing participants to provide additional monies for the clearing fund in the event of a default.

We also maintain extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position sizes, delivery obligations and financial condition of clearing members. In the unlikely event of a payment default by a clearing member, the clearing house would first apply assets of the clearing member to cover its payment obligation. These assets include original margin, variation margin and the guaranty fund deposits and any other available assets. In addition, we would make a demand for payment pursuant to any applicable guarantee provided to the clearing houses by the parent of a clearing member. Thereafter, if the payment default remains unsatisfied, the clearing house would use the guaranty fund of other clearing members and funds collected through an assessment against all other solvent clearing members to satisfy the deficit. We have agreed to reserve $50.0 million of the $250.0 million available under our revolving credit facility for use by ICE Clear U.S. to provide temporary liquidity in the event of default by a clearing member. In June 2008, the Company entered into a separate senior unsecured credit agreement which provides for a 364-day revolving credit facility in the aggregate principal amount of $150.0 million which is available for operational use solely by ICE Clear Europe. ICE Clear Canada has arranged a total of $3.0 million in revolving standby credit facilities with the Royal Bank of Canada to provide liquidity in the event of default by a clearing member.

ICE Clear Europe has committed $100.0 million in cash as part of its guaranty fund, of which $50.0 million will be available only in the event a clearing member defaults and such member has used all its available funds to settle the position. The $50.0 million will be used before other funds in the guaranty fund are used. If additional cash is required to settle positions, then the remaining $50.0 million will be called pro-rata along with other non-defaulting ICE Clear Europe clearing members’ deposits in the guaranty fund. ICE Clear Europe is also insured up to $100.0 million in the event of a clearing member default, which would be called upon after the guaranty funds are depleted and prior to any clearing member assessment.

As part of the powers and procedures designed to backstop financial obligations in the event of a default, each of the clearing houses may levy assessments on all of our clearing members if there are insufficient funds available to cover a deficit. There is no limit on this assessment of each clearing member unless the clearing member has notified the clearing house that it is withdrawing as a clearing member. However, before the clearing member can withdraw from the clearing house, the clearing house can assess the clearing member an amount up to two times the initial amount of the clearing member’s guaranty fund balance to cover any remaining default. Despite this authority to levy assessments, there can be no assurance that the relevant clearing members will have the financial resources available to pay, or will not choose to be expelled from membership rather than pay, any such assessments. Despite the risk mitigation techniques adopted by, and the other powers and procedures implemented by our clearing houses, which are designed to, among other things, minimize the potential risks associated with the occurrence of monetary defaults, there can be no assurance that these powers and procedures will prevent such defaults or will otherwise function to preserve the liquidity of the clearing houses.

Our clearing houses have an excellent risk management track record. ICE Clear Europe, ICE Clear U.S. and ICE Clear Canada, and their predecessor companies, have never experienced an incident of a clearing member default which has required the use of the guaranty funds or assets of the clearing house.

Global OTC Marketplace

Our OTC markets comprise distinct energy and CDS markets. Our global energy markets are offered directly through our transparent, electronic platform, which offers real-time access to the liquidity in our markets — including the complete range of bids, offers, trades and volume posted for hundreds of contracts listed on our platform. Our platform displays a live ticker for all contracts traded in our OTC energy markets and provides information relating to each trade, such as the volume weighted average price and transacted volumes by contract. We offer fast, secure and anonymous trade matching services, which, we believe, generally are offered at a lower cost compared to traditional means of execution.

Our electronic platform provides trade execution on the basis of extensive, real-time price data where trades are processed accurately, rapidly and at minimal cost. We have designed our technology platform to ensure the secure, high-speed flow of data from trading desks through the various stages of trade processing. Qualified participants executing in our markets benefit from straight-through processing whereby trades are automatically confirmed and routed to back office departments and risk management systems. We believe that the broad availability of real-time OTC energy market access and data, together with the availability of cleared OTC contracts at the same price as bilateral products, has allowed us to achieve a critical mass of liquidity in our OTC markets. Historically, trades in the OTC commodities markets have been executed as bilateral contracts in which each counterparty bears the credit and/or delivery risk of the other. Our platform allows participants to pre-approve trading counterparties and establish parameters for trading with each counterparty, thereby enforcing internal risk management policies. If participants choose not to trade products on a cleared basis, they may set firm-wide limits on tenor (duration) and the total daily value of trades that its traders may conduct with a particular counterparty in a given market. Our OTC markets for CDS are operated separately by Creditex using voice brokers as well as a proprietary electronic execution platform.

OTC Energy Products Overview

We offer market participants a wide selection of derivative contracts, as well as contracts for physical delivery of energy commodities, to satisfy their risk management and trading objectives. We offer trading in over 1,200 unique contracts as a result of the availability of various combinations of products, locations and strips — meaning the duration or settlement date of the contract. Excluding the strip element, over 31,700 unique contracts based on products and hub locations were traded in our OTC market in 2008. A substantial portion of the trading volume in our OTC markets relates to approximately 20-25 highly liquid contracts in natural gas, power and oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts, with decreasing liquidity for longer-dated contracts.

We characterize the range of instruments that participants may trade in our markets by reference to type of commodity (such as global oil products, North American power, North American gas, etc.), products (such as forwards and swaps, differentials and spreads, and OTC options) and contracts (meaning products specified by delivery dates).

The following table indicates the number of unique commodities, products and contracts traded in our OTC energy business for the periods presented:

	Year Ended December 31,
	2008	2007	2006

Commodities markets traded	10	10	7

Products traded	1,246	1,041	990

Contracts traded	31,715	23,780	17,540

In February 2008, we acquired YellowJacket. YellowJacket is a financial technology firm that operates OTC electronic trade negotiation technology which offers a range of trading tools including instant communication, negotiation and data for various financial markets. With the YellowJacket platform, traders can aggregate and consolidate fragmented instant message-based communications and key transaction details on a single screen.

In March 2007, we purchased the intellectual property rights to widely-used OTC natural gas price indexes, called NGI indexes, from Intelligence Press, Inc. While Intelligence Press has retained the rights to collect data, publish newsletters and charge its customers for such services, we have the exclusive right to charge and collect fees for those seeking license arrangements for the NGI indexes for use in clearing and settlement. We will begin exclusive trading on the NGI indexes starting in May 2009.

In March 2007, we entered into an agreement with Natural Gas Exchange, Inc., or NGX, to form a technology and clearing alliance for the North American natural gas and Canadian power markets. Under the arrangement, the cleared and bilateral markets for North American physical natural gas and Canadian electricity operated by NGX and by us is offered together through our electronic trading platform. In turn, NGX serves as the physical settlement facility for these products, in a process also referred to as physical clearance. We recognize a portion of transaction fee revenues generated by products traded and cleared under this arrangement. The NGX products were listed on our electronic trading platform beginning in February 2008. We also acquired the exclusive licensing rights to the benchmark NGX natural gas indexes.

OTC Cleared Energy Products Overview

We developed and introduced the concept of cleared OTC energy contracts in 2002, which provide participants with access to centralized clearing and settlement arrangements. Cleared OTC contracts are available for trading on the same screen and are charged the same execution fees as bilaterally traded contracts. As of December 31, 2008, we listed 112 cleared energy contracts, including 37 cleared natural gas contracts, 44 cleared power contracts and 31 cleared oil contracts, all of which are financially settled. Transaction and clearing fees derived from trade execution in cleared electronic OTC contracts were $248.3 million for the year ended December 31, 2008 and represented 62.7% of our total OTC revenues during the year ended December 31, 2008, net of intersegment fees. This compares to $169.8 million for the year ended December 31, 2007 or 70.2% of our total OTC revenues for the year ended December 31, 2007.

The introduction of cleared OTC contracts has reduced bilateral credit risk and the amount of capital our participants are required to post on each OTC trade, as well as the resources required to enter into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. In addition, the availability of clearing for both OTC and futures contracts traded in our markets enables our participants to cross-margin their futures and OTC positions — meaning that a participant’s position in its futures or OTC trades may be offset against each other, subject to correlation and other risk management measures, thereby reducing the total amount of capital the participant must deposit with the futures commission merchant clearing members, known as FCMs. In order to clear transactions executed on our platform, a participant must therefore either be a member of the clearing house itself, or have an account relationship with an FCM that is a member. FCMs clear transactions for participants in substantially the same way they clear futures transactions for customers. Specifically, each FCM acts as the conduit for payments, such as margin and settlement, required to be made by participants to the clearing house, and for payments due to participants from the clearing house. There are currently over 30 FCMs clearing OTC transactions in our markets.

Consistent with our ICE Futures Europe business, we did not derive any direct revenues from OTC clearing in the past and participants paid the clearing fees directly to a third party clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture clearing revenues associated with our global OTC segment, the amount of which will depend upon many considerations, including but not limited to transaction volume, pricing and new products.

We have extended the availability of our cleared OTC contracts to voice brokers in our industry through our block trading facility. Block trades are those trades executed in the voice broker market, typically over the telephone, and then transmitted to us electronically for clearing. We believe that our block trading facility is a valuable part of our cleared business as it serves to expand our open interest. As of December 31, 2008, open interest in our cleared OTC contracts was 9.4 million contracts in North American natural gas and power, and global oil, as compared to 7.2 million contracts as of December 31, 2007. Open interest refers to the total number of contracts that are currently open, in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment.

OTC Credit Products Overview

The most widely used type of credit derivative is a credit default swap, or CDS, that involves the transfer between two parties of credit risk related to fixed income instruments such as corporate debt securities. The buyer of the CDS contract, who owns the underlying credit or otherwise has a credit risk exposure to the writer of the credit, will make a payment or series of payments to the seller in return for protection against default, a credit rating downgrade or other negative credit event. CDS are principally used to hedge against the credit default of a particular reference entity. CDS are traded primarily in the OTC market.

In August 2008, we acquired Creditex, a market leader and innovator in the execution and processing of CDS, with markets spanning the United States, Europe and Asia. Creditex serves the most liquid segments of the traded OTC CDS market, including indexes and single-name instruments. Creditex facilitates dealer-to-dealer execution of credit derivative transactions by providing voice, hybrid, and electronic trading services for dealers utilizing the Creditex “RealTime” trading platform. Creditex is a leading dealer-to-dealer execution agent focused on facilitating trading in the global credit derivatives market and providing intermediary trading services for OTC credit derivative products. The Creditex RealTime trading platform connects buyers and sellers of credit derivatives and corporate bonds and serves as a facilitator of price discovery. While the Creditex RealTime trading platform initially focused on the highly liquid CDS indexes, it has expanded to include e-trading of single-name CDS, emerging market CDS, highly liquid structured products, and, most recently, corporate bonds. RealTime’s functionality has been designed to be easy-to-use, highly scalable and easily integrated into dealers’ existing trading systems.

Dealers have the option of trading CDS electronically with no broker communication (electronic trading), calling their broker for market information and data but still transacting electronically (hybrid trading), or trading directly through their broker (voice trading). The market factors supporting voice trading include CDS with reduced liquidity, which makes electronic price discovery difficult, very large transactions, for which brokers can facilitate a trade with reduced market impact, and complex transactions. The market factors supporting hybrid trading include the unique trading preferences of individual traders, traders’ desire for a high level of customer service and traders’ needs for market information even in highly liquid markets. The market factors supporting electronic trading include mature CDS markets with significant liquidity which enable traders to go directly to the market, ready pricing given availability of data, and fast and inexpensive access to markets.

The flexibility to provide voice, hybrid, or electronic trading solutions maximizes value for Creditex clients who can choose the trading solution that best suits their specific needs. While the majority of U.S. trades are still voice-brokered, electronic trading is the dominant trading means in the European market and has become an increasingly large portion of global trading.

Creditex owns T-Zero, an electronic platform that automates post-trade processing for the dealer-to-client and dealer-to-dealer segments of the CDS market. T-Zero provides an industry-wide straight-through-processing, or STP, platform for the dealer-to-dealer and dealer-to-client market community. T-Zero allows market participants to accurately capture and confirm trade details on the day of trade and to electronically deliver the information to downstream systems for confirmation and settlement.

CDS generally are not cleared by a central clearing house. The current bilateral nature of the market leaves participants exposed to counterparty risk. When financial counterparties cannot rely on each other’s credit, and are unable to hedge their own credit risk, they stop lending to each other and the credit markets may freeze, thus illustrating the importance of well functioning markets. Trade processing for CDS is relatively less transparent and less capital efficient compared to utilizing the benefits of central clearing. Therefore, developing a market structure that brings transparency and mitigates counterparty credit risk by clearing CDS transactions is an important initiative for ICE and Creditex, as well as for certain of our competitors. In order to address the need for central counterparty clearing, we are forming a limited purpose bank, ICE Trust, to serve as a clearing house for CDS on a global basis.

Market Data Services

Through ICE Data, we generate market information and indexes based primarily upon auditable transaction data derived from actual bid and offer postings and trades executed in our markets. Therefore, this information is not affected by subjective estimation or selective polling, the methodologies that currently prevail in the OTC markets. Each trading day, we deliver proprietary market data directly from our OTC market to the desktops of thousands of market participants.

ICE Data publishes ICE daily indexes for our spot natural gas and power markets with respect to over 90 of the most active gas hubs and over 20 of the most active power hubs in North America. ICE Data transmits our daily indexes via e-mail to approximately 10,000 energy industry participants on a complimentary basis each trading day.

The ICE Data end of day report is a comprehensive electronic summary of trading activity in our OTC markets. The report features indicative price statistics, such as last price, high and low price, total volume, volume-weighted average price, bid and offer, closing bid and closing offer, for all natural gas and power contracts that are traded or quoted on our platform. This information is sold as various subscription based products. Also, for both our futures and OTC markets, we offer view only access to market participants who are not active traders, but who still desire access to real-time prices of physical and financial energy derivative contracts.

ICE Data’s market price validation, or MPV, service provides independent, consensus forward curve and option values for long-dated global energy contracts on a monthly basis. On the last business day of each month, MPV service participant companies, representing the world’s largest energy and commodities trading entities, submit their month-end forward curve and option prices for over 450 global commodity contracts. MPV service participants use these consensus values to validate internal forward curves, mark-to-market their month-end portfolios and establish profit and loss valuations in accordance with the Financial Accounting Standard Board, or FASB, and the International Accounting Standards Board’s recommendations concerning the treatment and valuation of energy derivative contracts.

We provide our real-time futures data to data distributors, commonly called quote vendors, or QVs. These companies such as Bloomberg or Reuters then package this data into real-time, tick, intra-day, delayed, end-of-day and historical data packages to sell to end users. The real-time packages are accessed on a subscription basis and the appropriate “exchange fee” is paid for each user/screen taking ICE Futures U.S., ICE Futures Europe or ICE Futures Canada data. The futures data includes the trading activity in those markets, including bids, offers, trades and other key price information. End users include a range of financial information providers, FCMs, pension funds, financial services companies, funds, insurance companies, commodity pools and individual investors.

Our Participant Base

Futures Business Participant Base

Participants of ICE Futures Europe include representatives from segments of the underlying industries served by our energy markets, including, among others, the oil, gas and power industries. Participants currently trade in our energy futures markets, either directly as members or through an ICE Futures Europe member. The participant base in our energy futures business is globally dispersed, although we believe a significant proportion of our participants are concentrated in major financial centers in North America, the United Kingdom, Continental Europe and Asia. We have obtained regulatory clearance or received legal advice confirming that there is no legal or regulatory impediment for the location of screens for electronic trading in our energy futures markets in 56 jurisdictions for ICE Futures Europe, including the United States, the United Kingdom, Singapore, Dubai and all of the member countries of the European Economic Area. Like our OTC participant base, the participant base in our energy futures business has grown significantly since we acquired ICE Futures Europe in 2001. Memberships in our energy futures markets was 148 members as of December 31, 2008 compared to 144 members as of December 31, 2007.

The five most active clearing members of ICE Futures Europe, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 65.5%, 57.7% and 51.0% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from one member accounted for 19.7%, 18.2% and 15.4% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2008, 2007 and 2006, respectively. Revenues from two other members accounted for 17.0% and 14.3% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2008 and 14.8% and 10.7% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2007 and another member accounted for 12.1% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2006. A substantial part of the trading activity of these participants typically represents trades executed on behalf of their respective clients, rather than by the firm for their own account.

Trades in our energy futures markets may only be executed in the name of an ICE Futures Europe member for its own or others’ accounts. To become an ICE Futures Europe member, an applicant must complete an application form, undergo a due diligence review and execute an agreement stating that it agrees to be bound by ICE Futures Europe regulations. All energy futures trades executed on our electronic platform are overseen by or attributable to “responsible individuals.” Each member may register one or more responsible individuals, who are responsible for trading activities of both the member and its customers, and who are accountable to ICE Futures Europe for the conduct of trades executed in the member’s name. As of December 31, 2008, there were over 2,400 responsible individuals registered in our energy futures market.

ICE Futures U.S.’s trading members include representatives from segments of the underlying industries served by our soft agricultural and financial markets, including, among others, the sugar, coffee and cotton industries. We believe that our existing liquidity and the history of ICE Futures U.S.’s predecessors in trading these commodity products for over 100 years has enabled the development of our strong industry relationships. A trading membership in ICE Futures U.S. enables the holder to trade any of the exchange’s futures and options contracts. ICE Futures U.S. also issues trading permits that allow the holder to trade a specified category of products, such as options or financial contracts. To gain membership status, a person must be approved by the membership committee. All floor brokers and floor traders must be appropriately registered under CFTC regulations and must be guaranteed by a clearing member of ICE Clear U.S.

ICE Futures U.S. has approval to offer its screens in 26 jurisdictions. Traders in these futures markets include hedgers, speculators and investors. Hedgers are commercial firms that trade futures and options to reduce their price risk exposure in the cash market, protect their profit margins and assist in business planning. Investors and speculators, who seek to profit from fluctuating prices, typically place an order through FCMs, or through introducing brokers, who have clearing relationships with FCMs. Investors also participate in the markets by pooling their funds with other investors in collective investment vehicles known as commodity pools, which are managed by commodity pool operators and commodity trading advisors. The CFTC requires commodity professionals to be registered by the National Futures Association — a CFTC-designated futures association that is charged with enforcing ethical, financial and customer protection standards in the futures industry.

The five most active clearing members of ICE Futures U.S., which handle cleared trades for their own accounts and on behalf of their customers, accounted for 40.4% and 38.4% of ICE Futures U.S. business revenues, net of intersegment fees, for the year ended December 31, 2008 and for period from January 12, 2007 to December 31, 2007, respectively. Revenues from two members accounted for 12.3% and 11.2% of our ICE Futures U.S. business revenues, net of intersegment fees, for the year ended December 31, 2008. No members accounted for more than 10% for the period from January 12, 2007 to December 31, 2007.

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

ICE Futures Canada has approval to allow trading directly in its marketplace on screens in Canada, other than in Quebec, and in the United States through a no-action letter issued by staff of the CFTC dated December 2004. Trading is permitted in the United Kingdom pursuant to a reliance on the overseas persons exemption.

The five most active clearing members of ICE Futures Canada, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 60.6% and 51.6% of ICE Futures Canada business revenues, net of intersegment fees, for the year ended December 31, 2008 and for the period from August 27, 2007 to December 31, 2007, respectively. Revenues from two members accounted for 13.1% and 13.0%, respectively, of ICE Futures Canada revenues for the year ended December 31, 2008 and for 13.2% and 11.4%, respectively, of ICE Futures Canada business revenues for the period from August 27, 2007 to December 31, 2007.

OTC Business Participant Base

Pursuant to the Commodity Exchange Act, our global OTC energy markets are principals-only markets, designed for professional traders or other commercial market participants. Stringent requirements apply to participants, which include some of the world’s largest energy companies, financial institutions and other active contributors to trading volume in global commodities markets. They include oil and gas producers and refiners, power stations and utilities, chemical companies, transportation companies, banks, funds and other energy market participants. Our participant base is global in breadth, with thousands of participants located in 17 countries. The five most active trading participants together accounted for 15.4%, 17.8% and 23.3% of our OTC business revenues, net of intersegment fees, during the years ended December 31, 2008, 2007 and 2006, respectively. No participant accounted for more than 10% of our OTC business revenues for the years ended December 31, 2008, 2007 or 2006.

Trading in our OTC energy markets is available to a participant that qualifies as an eligible commercial entity, as defined by the Commodity Exchange Act and rules promulgated by the CFTC. Eligible commercial entities must satisfy certain asset-holding and other criteria and include entities that, in connection with their business, incur risks relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as financial institutions that provide risk management or hedging services to those entities. Pursuant to the CFTC’s oversight of our markets, since October 2006, we report all cleared positions in our primary OTC contracts on a daily basis to the CFTC through futures-style large trader reports. In addition, during 2007, we added regulatory staff to our OTC business and anticipate gaining increased authority to have oversight of certain of these markets in the future. In May 2008, Congress passed legislation to increase regulation of OTC markets as part of the Farm Bill. The legislation requires that OTC electronic trading facilities assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability limits, over contracts that serve a significant price discovery function. See “— Regulation” below.

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

The user base of Creditex’s RealTime trading platform is comprised of credit default swap, proprietary and corporate bond trading desks at major international sell-side institutional banks. Clients of T-Zero’s post-trade confirmation and processing platform include most major CDS market participants on both the buy-side and sell-side. T-Zero also provides post-transactional processing services to other CDS inter-dealer brokers. Users of both the Creditex and T-Zero platforms must meet applicable jurisdictional and regulatory requirements before being provided with access to the platforms.

Market Data Participant Base

Our market data revenues are derived from a diverse customer base including the world’s largest commodity companies, leading financial institutions, proprietary trading firms, natural gas distribution companies and utilities, hedge funds and private investors. From an OTC perspective, a large proportion of our market data revenues are derived from sales of market data to companies executing trades on our platform. We also continue to see an increasingly diverse and expanding list of non-participant companies purchasing our data and subscribing to view-only screens. The primary customer base for our futures market data revenues are the market data redistributors themselves such as Bloomberg, CQG, Interactive Data Corporation or Reuters who redistribute our real-time pricing data and remit to us a real-time exchange fee based on the user’s access to our data. For both OTC and futures market data, end users include corporate traders, risk managers, individual speculators, consultants and analysts. No participant accounted for more than 10% of our market data revenues for the years ended December 31, 2008, 2007 or 2006.

Product Development

We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process that is part of our daily operations. We are continually developing, evaluating and testing new products for introduction in our futures and OTC markets. Our goal is to create innovative solutions in anticipation of, or in response to, changing conditions in the markets for commodities trading to better serve our participant base. The majority of our product development relates to evaluating new contracts or markets. We generally are able to develop and launch new OTC contracts for trading within a number of weeks. New contracts in our futures markets must be reviewed and approved as needed by the FSA, the CFTC, the MSC or possibly other foreign regulators. We do not incur separate, identifiable material costs in association with the development of new products — such costs are embedded in our normal costs of operation.

While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships to identify opportunities to develop meaningful new products and services. If we believe our success will be enhanced by collaboration with a third party, we will enter into a licensing arrangement or other strategic arrangement. In support of our product development goals, we rely on the input of our product management, clearing, technology and sales teams, who we believe are well positioned to discern and anticipate our participants’ needs.

Technology

Technology is a key component of our business strategy which we regard as crucial to our success. We design, build and operate the majority of our own software systems and believe that having control of our technology allows us to be more responsive to the needs of our customers, support the dynamic nature of our business and deliver the highest quality markets and data. Our systems are built using state-of-the-art software technologies and best practices including modern programming languages, component-based architectures, and a combination of leading-edge open source and proprietary technology products. We leverage proven industry standards from leading hardware, software and networking providers, as well as emerging technologies we believe will give us a competitive edge in technology development. We take a customer focused, iterative and results-driven approach to software design and development that allows us to deliver innovative, high quality solutions quickly and effectively.

Significant investments in production planning, quality assurance and certification processes have enhanced our ability to expedite the delivery of the system enhancements we develop for our participants. We believe in offering our customers a choice and, as such, our electronic platform is accessible from anywhere in the world via Internet, traditional telecommunication hubs, the ICE Global Network, or through co-location at our data center. Users can access our electronic trading platform via our own web based interface, via ISVs, or via one of our application programming interfaces, or API. Over the past three years we have intensely focused on enhancing capacity and performance of our electronic trading platform. This effort has resulted in the top performing platform in our industry, as measured by transaction times and reliability relative to other electronic trading platforms.

We also develop and operate software systems used to operate services such as clearing, market data and electronic confirmations. Our clearing infrastructure is designed to be easily extendable to support integration with additional clearing interfaces. We currently support clearing integration to four clearing houses; externally, KCBOT and The Clearing Corporation, internally, ICE Clear U.S. and ICE Clear Europe. These clearing houses facilitate clearing and settling our markets.

Personnel

Our technology staff is among the most productive and efficient in the industry. We carefully recruit talented individuals, and once in the organization, we foster a culture of entrepreneurship, innovation, customer service and results. Our electronic platform is designed, built and operated by our personnel. As of December 31, 2008, we employed a team of 373 experienced technology specialists including; product managers, project managers, system architects, software developers, network engineers, security specialists, performance engineers, systems and quality analysts, database administrators, website designers, helpdesk and support personnel.

Trading Systems, Software and Applications

Trading Platform

At the core of our trading business are our electronic trading platforms. Our primary platform supports all of our futures exchanges as well as our OTC energy and credit marketplaces. Order matching, with a proprietary spread-implication algorithm, is at the core of our electronic platform. Large-scale enterprise servers provide the processing capacity for the matching engine, which captures price requests by our participants and matches trades within a matter of milliseconds.

Our primary platform supports functionality for trading in bilateral and cleared OTC, futures and options markets. For futures products, the platform supports a myriad of order types, matching algorithms, price reasonability checks, inter-commodity spread pricing and real-time risk management. In addition, we have developed a multi-generation implied matching engine that automatically discovers best bid and offer prices throughout the forward curve. For OTC products we also support bilateral trading with real-time credit risk management between counterparties by commodity and company. We also offer brokers a facility to block trades for all their products. Our core functionality is available on a single platform for all products we offer electronically, rendering it highly flexible and straightforward to maintain. As a result, enhancements made for one product can easily be propagated to other products.

The technology behind the Creditex and T-Zero platforms is proprietary to Creditex and was developed by Creditex and T-Zero’s in-house technology staff. For OTC credit products, Creditex’s proprietary RealTime trading platform connects buyers and sellers of credit derivatives, including single-name CDS, emerging markets CDS, structured products and corporate bonds, as well as serves as a facilitator of price discovery. RealTime’s easy-to-use functionality is highly scalable and quickly integrates into dealers’ existing trading systems. The core RealTime platform technology can easily accommodate enhancements and add-ons in order to support additional products and rapidly respond to market demands for new functionalities. The RealTime platform also serves as the centralized electronic site for accessing CDS fixings and credit event auctions for the CDS marketplace. T-Zero is an API-based affirmation platform that is connected to most of the major buy-side, sell-side and inter-dealer participants within the credit derivatives market. T-Zero offers three services that are available both via its API and its own user interface, including dealer-to-client trade affirmation, electronic connectivity to downstream operational vendors, and STP services for inter-dealer and dealer-to-client execution platforms and dealer-to-client trade affirmation.

Trading Platform Performance

Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. Our platform delivers the fastest published round-trip transaction time in the commodity markets, with average transaction times today of three milliseconds in our futures markets, and a blended average of seven milliseconds for futures and OTC markets.

In our business, latency performance is not only measured in average time, but also in the percentage of outliers — particularly during peak trading periods. We define outliers as any request taking over 50 milliseconds. These outlier metrics characterize the consistency of the platform’s performance. Not only is our platform fast, it is also consistent with better than 99.5% of transactions completing in less than 50 milliseconds during the busiest of trading periods. Our platform is also highly reliable, achieving 99.9% availability during 2008. Planning for capacity, performance and reliability is something we take very seriously and has become a core competency. We continually run benchmark tests and monitor our production systems and make adjustments as necessary in order to insure that our systems can handle approximately two to three times our peak transactions in our highest volume products.

WebICE

Connectivity to our trading platform for our futures and OTC energy markets is available through our web based front-end, multiple ISVs and APIs. We provide secure access to our electronic platform via our front-end, WebICE. WebICE serves as a customizable, feature rich front-end to our trading platform. WebICE also provides an easy to use and easily accessible front-end for the entire suite of futures and OTC products we offer. Participants can access our platform globally via the Internet by logging in via our website homepage. Our platform can be accessed using a number of operating systems, including Microsoft Windows Vista, 2000/XP, Linux and Mac OS. Assuming all legal agreements are in place, a new participant can be configured and on our electronic platform within ten minutes. Over 10,000 users globally access our electronic platform each trading day via WebICE.

Application Programming Interfaces (APIs)

We selectively offer participants use of APIs which allow developers to create customized applications and services around our electronic platform to suit their specific needs. Participants using APIs are able to link their own internal computer systems to our platform and enable algorithmic trading, risk management, data services, and straight through processing. Our APIs also enable ISVs to adapt their products to our platform, thereby offering our participants a wide variety of front-end choices in addition to our WebICE interface.

We offer the following APIs for direct access customers and ISVs:

•	Order Routing — The order routing specification is based on the industry standard Financial Information eXchange, or FIX, protocol. The FIX message specification is fully compliant with the standard protocol.

•	Market Data — we offer a light weight, technology platform independent market data feed called iMpact. This feed provides full depth of book and can be used by both trading clients and Quote vendors.

•	Trade Capture — We currently offer a java and FIX based API to capture all trades done by a given company which can be used by firms to manage position and risk of their participants.

•	OTC — For OTC energy products that have complex bilateral and cleared trading requirements, we offer a Java-based API which can be used to trade these products on the trading platform.

Clearing Systems Technology

A broad range of trade management and clearing services are offered through our clearing houses. As with the trading system, we design, develop, operate and license, as appropriate, significant portions of our clearing technology. Our core clearing system, Extensible Clearing System, or ECS, supports open and delivery position management, real-time trade and post-trade accounting, risk management (daily and intra-day cash, mark-to-market/option premium, and initial margin using the CME SPAN® algorithm), collateral management, daily settlement and banking. ECS is a state-of-the art system offering open Internet-based connectivity and integration options for clearing member access to user and account management, position reporting and collateral management. ECS also has an extensive reporting system which delivers on-line access to daily and historical reports in multiple formats, as well as an extensive currency delivery system to manage the delivery and payment of currency settlements. As with the trading platform, we take a proactive approach to enhancing the reliability, capacity and performance of our clearing systems.

Data Centers, Global Network and Distribution

In January 2008, we completed our move to a state-of -the art hosting center in Chicago, Illinois. The new hosting facility includes expanded co-location capabilities coupled with the physical space, electric power, and bandwidth necessary to accommodate continued growth in our messaging traffic, trading volume and customer base. We also maintain a disaster recovery site for our technology systems in Atlanta, Georgia.

We offer access to our electronic markets through a broad range of interfaces including dedicated lines, server co-location data centers, telecommunications hubs in the United States, Europe and Asia, and directly via the Internet. In 2007, we completed the build-out of the ICE Global Fiber Network which consists of high speed dedicated fiber-optic lines connecting data hubs in New York, Atlanta, Chicago, London and Singapore with the exchange’s primary and disaster recovery data centers. This network offers customers an inexpensive, high speed, high-bandwidth, fiber network solution to routing trading and pricing messages between each of these data hub locations and to the primary and secondary data centers.

In addition to our global network, the accessibility of our platform through the Internet differentiates our markets and serves to attract liquidity in our markets. As of December 31, 2008, we had thousands of active connections to our platform from over 1,500 OTC participant firms and over 1,100 futures participant firms. As of the fourth quarter of 2008, there were an average of 10,400 simultaneous active connections daily during peak trading hours. One active connection can represent many individual traders. In addition, we have 37 conformed ISVs interfacing to our trading platform. As a result, we have the potential to attract thousands of additional participants who may trade in our markets through ISVs or through our own front-end. Many ISVs present a single connection while facilitating numerous individual participants actually entering orders and trading on our exchange.

For high velocity traders interested in the lowest latency possible we offer server co-location space at our data centers. This service allows customers to deploy their trading servers’ and applications which virtually eliminate data transmission latency between the customer and the exchange. The combination of our easy to use trading and data APIs, rapid trade execution and co-location services enables us to attract algorithmic traders, which are growing liquidity contributors in many of our markets.

Security and Disaster Recovery

Physical and digital security are each critical to the operation of our platform. We employ leading-edge digital security technology and processes, including high level encryption technology, complex passwords, multiple firewalls, network level virus detection, intrusion detection systems and secured servers. We use a multi-tiered firewall scheme to control access to our network and have incorporated several protective features into our electronic platform at the application layers to ensure the integrity of participant data and connectivity. While our electronic platform is accessible over the Internet, we have added functionality that allows us to restrict platform access to designated IP addresses, if so desired by a participant.

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

Competition

The markets in which we operate are highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic trading platforms and voice brokers. Prior to the passage of the Commodity Futures Modernization Act of 2000, or the CFMA, futures trading was generally required to take place on, or subject to the rules of, a federally designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The CFMA and other changing market dynamics have led to increasing competition from a number of different domestic and international sources of varied size, business objectives and resources.

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

We believe that we compete favorably with respect to these factors, and that our deep, liquid markets, breadth of product offerings, new product development, and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to develop new and innovative products and services; enhance our technology infrastructure; maintain liquidity and offer competitive transaction costs.

Our Principal Competitors

Currently, our principal competitors include exchanges such as the Chicago Mercantile Exchange, or CME, the New York Mercantile Exchange, or NYMEX, which is now part of the CME, and London International Financial Futures and Options Exchange, or LIFFE, which is now part of NYSE Euronext. In addition, we currently compete with voice brokers active in the OTC commodities and credit derivatives markets, other electronic trading platforms for derivatives and market data vendors.

Competition in our Futures Business

In our energy futures business, ICE Futures Europe, we currently compete with global exchanges such as CME and European natural gas and power exchanges, such as the European Energy Exchange. Other exchanges may, in the future, offer trading in contracts that compete with our exchanges. In addition, the recent consolidation of, and development of industry alliances has resulted in a growing number of and well-capitalized trading services providers, which compete with all or portions of our business.

ICE Futures U.S. faces competition from traditional exchanges as well as from new entrants to the derivatives exchange sector. According to the Futures Industry Association, ICE Futures U.S. is currently the third largest derivatives exchange in the United States. The CME, the largest derivatives exchange in the United States, competes with ICE Futures U.S. in its markets for foreign currency and equity index contracts.

ICE Futures U.S. also faces competition abroad from NYSE Euronext. Currently, ICE Futures U.S. competes directly with NYSE Euronext in the cocoa, sugar and coffee markets. ICE Futures U.S. also competes on a limited basis with other exchanges such as the Tokyo Grain Exchange and the Brazilian Mercantile and Futures Exchange. At any time, a regional exchange in an emerging market country, such as India or China, or a producer country could attract enough activity from outside its borders to compete with ICE Futures U.S.’s status as the benchmark pricing market for a given commodity.

ICE Futures Canada competes primarily with NYSE Euronext’s rapeseed contract and, to a lesser extent, the Australian Securities Exchange’s canola futures contract.

In addition to competition from derivates exchanges that offer commodity products, our futures business also faces competition from other exchanges, electronic trading systems, third party clearing houses, FCMs and technology firms.

Competition in Our OTC Business

Certain financial services or technology companies, in addition to the competitors named above, have entered the OTC electronic trading services market. Additional joint ventures and consortia could form, or have been formed, to provide services that would potentially compete with certain services that we provide. Others may acquire the capacity to compete with us through acquisitions. If we expand into new markets in the future, we could face significant competition. Creditex continues to face competition from other large inter-dealer brokers in the credit derivative market, including GFI Group Inc., Tullet Prebon plc and ICAP plc. These competitors have many of the same clients as Creditex, and there is no guarantee that Creditex’s clients will not direct more of their CDS business to one or more of Creditex’s competitors. There is also a high level of competition among inter-dealer brokers for broker employees, and there is no guarantee that Creditex’s broker employees will not be hired by competing firms.

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

We currently have licenses to use several U.S. patents, including the Togher family of patents, which relate to the way in which bids and offers are displayed on an electronic trading system in a manner that permits parties to act only on those bids and offers from counterparties with whom the party has available credit. In connection with the settlement of patent infringement litigation with EBS Dealing Resources, Inc., or EBS, we obtained from EBS a worldwide, fully paid, non-exclusive license to use technology covered under patents known as the Togher patents (presently issued or to be issued in the future claiming priority to U.S. patent application 07/830,408). As a fully paid license, we pay no royalties to EBS on an ongoing basis. The EBS license expires on the latest expiration of the underlying patents. Additionally, in May 2006, we received a U.S. patent jointly owned with NYMEX for an implied market trading system. The joint patent covers a method for a computer-based trading system that implies spread markets for multiple real or implied spread markets.

We cannot guarantee that the Togher patents, the joint patent with NYMEX or any other patents that we may license or acquire in the future, are or will be valid and enforceable.

We have several U.S. and foreign patent applications pending, including with respect to our electronic trade confirmation service, our ICEMaker system, and our OTC clearing service. Creditex has several U.S. and foreign patent applications pending with respect to its RealTime electronic trading platform, as well as with respect to its T-Zero electronic post-transactional confirmation and processing platform and its Q-WIXX electronic trading platform for large portfolio credit derivative transactions. We can provide no assurance that any of these applications will result in the issuance of patents.

We have received several U.S. federal registrations on trademarks used in our business, including “IntercontinentalExchange”, “IntercontinentalExchange” + design, “ICE” and “ICE” + design. We have also received U.S. federal registrations on other services or products we provide, including but not limited to, “ICE DATA”, “ICE Futures”, and “WEBICE.”. In addition, we have several foreign and U.S. applications pending for other marks used in our business. For instance, in the United States we have applications pending for the following marks, including but not limited to: “ICE Clear”, “ICE Clear U.S.”, “ICE Clear Canada”, “ICE Clear Europe”, “ICE Futures U.S.”, “ICE Futures Canada”, and “ICE Futures Europe.”. In Canada, we have applications pending for the following marks, including but limited to: “ICE”, “ICE Clear”, “ICE Clear U.S.”, “ICE Clear Canada”, “ICE Clear Europe”, “ICE Futures”, “ICE Futures U.S.”, “ICE Futures Canada”, “ICE Futures Europe” and, “ICE DATA.” In the European Union, we have applications pending for the following marks, including but not limited to: “ICE Clear”, “ICE Clear U.S.”, “ICE Clear Canada”, “ICE Clear Europe”, “ICE Futures U.S.”, “ICE Futures Canada” and “ICE Futures Europe”,. In Singapore, we have applications pending for the following marks, including but not limited to: “ICE Clear”, “ICE Clear U.S.”, “ICE Clear Canada”, “ICE Clear Europe”, “ICE Futures U.S.”, “ICE Futures Canada” and “ICE Futures Europe”. We can provide no assurance that any of these applications will mature into registered trademarks.

ICE Futures U.S.’s key strength is the brand recognition of its “soft” commodity products. Unlike our U.S. competitors, which have larger corporate identities, ICE Futures U.S.’s primary brand identity is derived from the individual benchmark contracts that it trades. ICE Futures U.S.’s most significant brands are Coffee “C”, Sugar No. 11, Cotton No. 2 and the U.S. Dollar Index. We protect these brand names, as well as other products and services by relying on trademark law and contractual safeguards. ICE Futures U.S. owns the following registered trademarks, among others: Coffee “C”, Sugar No. 11, Sugar No. 14, Cotton No. 2,

U.S. Dollar Index, and USDX. ICE Futures U.S also licenses various trademarks of the Russell Investment Group in connection with its exclusive license to use the trademarks of the Russell Investment Group. ICE Futures U.S. also licenses the NYSE Composite Index from NYSE Euronext. ICE Futures U.S.’s license with the NYSE Euronext is an exclusive license to list and trade futures and options contracts on the NYSE Composite Index. ICE Futures U.S. also has an exclusive license with Reuters America, LLC to list and trade futures and options contracts on the Reuters Jefferies CRB Futures Price Index and the Continuous Commodity Index.

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

Sales

As of December 31, 2008, we employed 147 full-time sales personnel. Our global sales team is managed by a futures industry sales and marketing professional and is comprised primarily of former brokers and traders with extensive experience and established relationships within the commodity trading community. Since our futures business is highly regulated, we also employ sales and marketing staff knowledgeable with respect to the regulatory constraints upon marketing in this field.

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

Employees

As of December 31, 2008, we had a total of 795 employees, with 216 employees at our headquarters in Atlanta, 360 in New York, 158 in London and a total of 61 employees in our Winnipeg, Houston, Chicago, Singapore and Calgary offices.

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

Data Centers

We use a remote data center to provide a point of redundancy for our trading technology. Our back-up facility fully replicates our primary data center and is designed to ensure the uninterrupted operation of our electronic platform’s functionality in the face of external threats, unforeseen disasters or internal failures. In the event of an emergency, participants connecting to our electronic platform would be rerouted automatically to the back-up facility. Our primary data center continuously collects and saves all trade information and periodically transmits it to our back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage. In the event that we were required to complete a changeover to our back-up disaster facility, we anticipate that our platform would experience less than three hours of down time. Our primary data center is currently located in Chicago, Illinois. We currently maintain a disaster recovery hot-site in a secure Tier-4 data center in Atlanta, Georgia.

People

Office facilities are protected against physical unavailability via our incident management plans. Dedicated business continuity facilities in Atlanta, New York and London are maintained for employee relocation in the event that a main office is unavailable. Incident management plans place a priority on the protection of our employees.

Regulation

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. With respect to the ICE Futures Europe products, we have permission to allow screen based access to our platform from 56 jurisdictions. With respect to the ICE Futures U.S. products, we have permission to allow screen based access to our platform from 26 jurisdictions. With respect to the ICE Futures Canada products, we have permission from Canada (except Quebec), and the United States and are able to facilitate trading under a statutory exemption in the United Kingdom. In light of recent events in the broader financial markets, we anticipate that our markets will continue to be the subject of enhanced legislative and regulatory scrutiny. We expect additional regulatory and legislative changes in our markets and some of these changes could adversely affect our business. Please refer to the “Risk Factors” section below for a description of these regulatory and legislative risks and uncertainties.

Regulation of Our OTC Business in the United States

We operate our OTC energy electronic platform as an exempt commercial market under the Commodity Exchange Act and regulations of the CFTC. The CFTC generally oversees, but does not currently substantively regulate, the trading of OTC energy derivative contracts on our platform. Each of our OTC participants must qualify as eligible commercial entities, as defined by the Commodity Exchange Act, and each participant must trade for its own account, as a principal. Eligible commercial entities include entities with at least $10 million in assets that incur risks (other than price risk) relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as entities that regularly purchase or sell commodities or related contracts that are either (i) funds offered to participants that do not meet specified sophistication standards that have (or are part of a group of funds that collectively have) at least $1 billion in assets, or (ii) other types of entities that have, or are part of a group that has, at least $100 million in assets. We have also obtained orders from the CFTC permitting us to treat floor brokers and floor traders on U.S. exchanges and ICE Futures Europe as eligible commercial entities, subject to their meeting certain requirements. As an exempt commercial market, we are required to comply with access, reporting and record-keeping requirements of the CFTC. Our OTC energy business is not otherwise currently subject to substantive regulation by the CFTC or other U.S. regulatory authorities. However, both the CFTC and the Federal Energy Regulatory Commission, or FERC, have view only access to our trading screens on a real-time basis. In addition, we are required to:

•	report to the CFTC certain information regarding transactions in products that are subject to the CFTC’s jurisdiction and that meet certain specified trading volume levels;

•	report to the CFTC certain large trader position information for our cleared OTC natural gas markets pursuant to special calls issued by the CFTC; and

•	record and report to the CFTC complaints that we receive of alleged fraud or manipulative trading activity related to certain of our products.

In May 2008, Congress passed legislation to increase regulation of OTC markets as part of the Farm Bill. The legislation requires that OTC electronic trading facilities assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability limits, over contracts that serve a significant price discovery function. Presently, we believe that we would be required under the legislation to assume regulatory responsibilities over at least one OTC contract, the Henry Hub natural gas swap. In December 2008, the CFTC proposed rules to implement the legislation. In addition to the self regulatory responsibilities, the CFTC has proposed that OTC electronic trading facilities impose volume accountability limits on bilateral transactions, which could deter trading on our platform. In addition, we would incur additional costs in order to comply with new regulations in the OTC markets, although we do not believe that on a consolidated basis they are material. In addition, the legislation would require us to become a registrant of the CFTC, which could mean that we may have to pay a regulatory fee on each trade to a registered futures association.

Creditex is authorized and regulated by the FSA to operate the Creditex RealTime platform and facilitate the conclusion of transactions of credit derivative instruments and corporate bonds. It has FSA regulatory approval to deal as principal or agent. The Creditex platform is open to eligible counterparties and professional clients as defined by the Markets in Financial Instruments Directive. Creditex’s services are not available to retail consumers. T-Zero is also regulated by the FSA and authorized to provide services in the UK. In order to retain their status as FSA registered entities, Creditex and T-Zero are required to meet various regulatory requirements in the UK.

In addition, while trading in CDS is currently largely unregulated, a number of proposals have been made to impose various regulatory requirements or limitations on the trading of CDS. Currently, one bill before Congress would give jurisdiction over CDS to the SEC, while another proposed bill would give the CFTC jurisdiction and require all OTC derivatives, including CDS, to be traded on a regulated exchange. Finally, one bill has been proposed to ban market participants from engaging in a credit default swap transaction unless the participant owns the underlying bond. At this time, it is unclear whether any requirements or limitations will be adopted with respect to CDS transactions or, if so, what the scope or content will be. However, the adoption of any regulatory requirements or limitations could adversely affect our CDS business.

Regulation of Our ICE Futures Europe and Other U.K. Businesses

In the United Kingdom, we also engage in a variety of activities related to our business through subsidiary entities that are subject to regulation by the U.K.’s FSA. ICE Futures Europe is recognized as a U.K. investment exchange and ICE Clear Europe is recognized as a U.K. clearing house by the FSA in accordance with the Financial Services and Markets Act 2000, or FSMA. As such, ICE Futures Europe maintains front-line regulatory responsibility for its markets. In order to retain their status as U.K. Recognised Bodies, ICE Futures Europe and ICE Clear Europe are required to meet various legislative and regulatory requirements. Failure to comply with these requirements could subject ICE Futures Europe or ICE Clear Europe to significant penalties, including de-recognition.

Further, we engage in sales and marketing activities in relation to our OTC business through our subsidiary ICE Markets Limited, or ICE Markets, which is authorized and regulated by the FSA as an arranger of deals in investments and as an agency broker.

The regulatory framework in relation to ICE Futures Europe’s status as a recognized investment exchange is supplemented by a series of legislative provisions regulating the conduct of participants in the regulated market. Importantly, FSMA contains provisions making it an offense for participants to engage in certain market behavior and prohibits market abuse through the misuse of information, the giving of false or misleading impressions or the creation of market distortions. Breaches of those provisions give rise to the risk of sanctions, including financial penalties. It should be noted that under FSMA ICE Futures Europe is a recognized investment exchange, and ICE Clear Europe is a recognized clearing house, enjoy statutory immunity in respect of any claims for damages brought against them relating to any actions undertaken (or in respect of any action they have failed to take) in good faith, in the discharge of their regulatory functions.

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

In June 2008, the CFTC modified ICE Futures Europe’s “no action” letter to require ICE Futures Europe to adopt position limits and position accountability levels for its energy contracts for products with U.S. delivery points or which reference the settlement price of a U.S. designated contract market. The modification to the no action letter also required ICE Futures Europe to provide additional trading information to the CFTC to permit the CFTC to incorporate such information into its large trader reporting system. The products impacted include ICE Futures Europe’s WTI crude oil contract, its RBOB gasoline contract, and its New York Harbor heating oil contract. ICE Futures Europe has complied with reporting obligations of the no action letter, and instituted position limits on the applicable contracts beginning with January 2009 expiry.

Regulation of Our ICE Futures U.S. Business

ICE Futures U.S.’s operations are subject to extensive regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading conducted in the United States be conducted on a commodity exchange designated as a contract market by the CFTC. It also establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of futures contracts is non-exclusive. This means that the CFTC may designate other exchanges as contract markets for trading in the same or similar contracts. As a designated contract market, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the Commodity Exchange Act. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of its self-regulatory programs in these areas. The cost of regulatory compliance is substantial.

Regulation of Our ICE Futures Canada Business

ICE Futures Canada’s operations are subject to extensive regulation by the Manitoba Securities Commission, or MSC, under the CFA. The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange. It establishes financial and non-financial criteria for an exchange. Registration and recognition under the CFA is non-exclusive. This means that the MSC may recognize and register additional exchanges as futures exchanges for trading in the same or similar contracts. In addition, ICE Futures Canada is also recognized by the MSC as a self-regulatory organization and is required to institute and maintain detailed rules and procedures to fulfill its obligations. ICE Futures Canada also has surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and ICE Futures Canada is under the audit jurisdiction of the MSC with respect to these self-regulatory functions. ICE Futures Canada has a significant number of trading terminals in the United States for which it has received a no action letter. The no action letter requires it to comply with the requirements of the CFTC including making regular filings. The cost of regulatory compliance is substantial.

Industry Overview

The derivatives and commodities markets include trading in both physical commodities contracts and derivative instruments — instruments that derive their value from an underlying commodity or index — across a wide variety of products. Derivative instruments provide a means for hedging price risk, asset allocation, speculation or arbitrage. Contracts for physical commodities allow counterparties to contract for the delivery of the underlying physical asset.

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

The Futures Market

A futures exchange typically operates as an auction market, where trading is conducted either on an electronic platform or on an open-outcry trading floor. In an auction market, prices are established publicly by participants posting bids, or buying indications, and offers, or indications to sell. A futures exchange offers trading of standardized contracts and provides access to a centralized clearing system. Commodity futures exchanges are regulated in the United States by the CFTC. Commodity futures exchanges are regulated in the United Kingdom by the FSA and in Canada by the MSC. In a typical futures market, participants can trade two types of instruments:

•	Futures: A future is a standardized contract to buy or sell a specified quantity of an underlying asset during a particular month (an exact delivery date or a range of dates will be specified). Contract sizes are standardized and differ by product. For example, the ICE Brent Crude futures contract has a

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

All futures contracts and options on futures contracts are cleared through a clearing house, acting as a central counterparty. Clearing is the procedure by which the counterparty risk for each futures and options contract traded on an exchange or OTC market is managed by a central counterparty which stands as buyer to every seller and seller to every buyer usually using an open offer or novation contractual mechanic. By interposing itself between the member firm parties of every trade, the clearing house guarantees each member firm party’s performance, and eliminates the need to evaluate counterparty credit risk. FCMs function, in turn, as intermediaries between market participants and a clearing house. In effect, the clearing house takes on the counterparty credit risk of the FCM, and the FCM assumes the credit risk of each of its client market participants, which is partially offset by capital held by the FCM with respect to each of its client market participants.

The OTC Market

Over-the-counter, or OTC, is a term used to describe traded products that are not listed on a futures exchange as standardized contracts. In this market, market participants have historically entered into negotiated, bilateral contracts, although in recent years participants have begun to take advantage of cleared OTC contracts that, like futures contracts, are standardized and cleared through a central clearing house.

In contrast to the limited number of futures contracts available for trading on futures exchanges, participants in the OTC markets have the ability to trade both standardized and customized contracts, where counterparties can specify contract terms, such as the underlying commodity, delivery date and location, term and contract size. Furthermore, while exchanges typically limit their hours of operation and restrict direct trading access to a limited number of exchange members, OTC markets typically operate around the clock and tend to have regulatory requirements on market participation. Our electronic OTC energy markets operate seven days a week for 23 hours per day.

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

Industry Trends

We believe that the increasing interest in derivatives trading is being driven primarily by the following key factors:

•	Continued Adoption of Electronic Trading: Innovations in technology have increased the speed of communications and the availability of information, enabling market participants to access and participate in the markets more easily, quickly and cost efficiently. During the last decade, the use of electronic trading has become increasingly prevalent, and offers a number of advantages relative to floor- or telephone-based trading. These include the ability to offer a larger number of contracts, to increase distribution and access via the benefits of the “network effect”, as well as increased speed of information and increased market transparency.

•	Increased Reliance on Derivatives Markets for Risk Management: The barriers to entry for participating in derivatives markets have traditionally been significant. However, in recent years, a considerable erosion of these barriers has occurred largely due to the preference for electronic trading and the transition away from floor-based, membership-based markets. In addition to electronic trading, other changes in market structure contributing to lower barriers to entry include declining exchange membership fees, use of ISVs and the introduction of cleared OTC contracts. In addition, many companies have increasingly sought to hedge exposure to the risk of adverse price movements by relying on the derivatives markets. For example, today many industrial and commercial users of natural gas may directly access the markets to monitor prices and hedge against adverse price movements.

•	Innovations in Product Development and Clearing: With increased reliance on the derivatives markets for hedging, the need for new or specialized instruments has led to the establishment of new traded markets and product development over the past decade. For example, in the credit markets, banks access the credit derivatives market to hedge exposure to their credit portfolios, establishing the credit default swap market over the past decade. Moreover, the use of a central counterparty clearing house in previously bilateral markets such as over-the-counter energy and credit markets has resulted in greater liquidity and transparency, thereby attracting additional market participation and product development.

•	New Market Participants: In recent years, as market access has increased and new products have been introduced, growth in trading volumes among most asset classes has been driven in part by diverse participation in derivatives markets by producers, industrials, financial institutions, hedge funds, proprietary trading firms and retail investors globally.

Available Information

Our principal executive offices are located at 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328. Our main telephone number is (770) 857-4700.

We are required to file reports and other information with the SEC. A copy of this Annual Report on Form 10-K, as well as any future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are, or will be, available free of charge, on the Internet at the Company’s website (http://www.theice.com) as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports, excluding exhibits, are also available free of charge by mail upon written request to our Secretary at the address listed above. You may read and copy any documents filed by ICE at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee and (iii) Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics, which includes our Whistleblower Hotline information, Board of Directors Governance Principles and Board Communication Policy and Governance Hotline. We will provide a copy of these documents without charge to stockholders upon request.

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

Risks Relating to Our Business

We face intense competition that could materially and adversely affect our business. If we are not able to compete successfully, our business will be adversely impacted.

We face intense competition in all aspects of our business. If we are not able to compete successfully our business could be materially impacted, including our ability to survive. We believe competition in our industry is based on a number of important factors including, but not limited to, market liquidity, transparency, technology advancements, platform speed and reliability, new product offerings, pricing and risk management capabilities.

The industry in which we operate is highly competitive and we expect competition to continue to intensify in the future. Our current competitors, both domestically and internationally, are numerous. While we have achieved success in recent years in growing our business and diversifying, there are routinely new market entrants that provide various challenges to the markets that we operate. Additionally, merger and acquisition activity in the industry remains robust, rendering some competitors significantly larger than us with greater capital resources. Numerous entities have made recent announcements to enhance their existing electronic derivative trading capabilities or to launch new derivative trading platforms. Several of these firms have applied for and received regulatory approval to begin operations.

We currently compete with:

•	regulated, diversified futures exchanges globally that offer trading in a variety of asset classes similar to those offered by us such as energy, agriculture, equity index and foreign exchange;

•	voice brokers active in the global commodities and credit markets;

•	existing and newly formed electronic trading platforms for OTC markets;

•	other clearing houses;

•	market data and information vendors; and

•	possible consortiums of customers and the above listed competitors that may pool their competitive advantages to establish new exchanges, trading platforms or clearing facilities.

The global derivatives industry has grown more competitive due to increasing consolidation and evolving markets. Competition in the market for derivatives trading has intensified in connection with the increase in electronic trading platforms and the desire by existing exchanges to diversify their product base, which could negatively impact our trading volumes and profitability.

Conditions in global financial markets may adversely affect our trading volumes and market liquidity and may put the funds of our clearing houses at risk.

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability. Recently, global financial markets have experienced significant and adverse conditions, including a freezing of credit, substantially increased volatility, outflows of customer funds and investments, losses resulting from declining asset values, defaults on loans and reduced liquidity. These events have resulted in the failure of certain financial services firms, have led other firms to seek mergers with commercial banks and have led other firms to become regulated bank holding companies. Many of the financial services firms that have been adversely impacted by the financial crisis are active participants in our markets. The trading volumes in our markets could decline substantially if our market participants reduce their level of trading activity for any reason, such as:

•	a reduction in the number of traders that use our platform;

•	a reduction in trading demand by customers or a decision to curtail or cease speculative trading;

•	heightened capital maintenance requirements resulting from new regulation or mandated reductions in existing leverage;

•	a reduced access to capital required to fund trading activities;

•	significant defaults by issuers of debt leading to market disruption or a lack of confidence in the market’s ability to process such defaults;

•	increased instances of counterparty failure or bankruptcy; or

•	an increase in the inability of CDS protection sellers to pay out contractual obligations upon the occurrence of a credit event.

A reduction in our overall trading volume could also render our markets less attractive to market participants as a source of liquidity and could result in further loss of trading volume and associated transaction-based revenues. Accordingly, any reduction in trading volumes or market liquidity could have a material adverse affect on our business and financial results.

Further, our clearing houses maintain funds with various banks and if one or more of these banks fail, our clearing houses may be at risk to cover the amounts that were on deposit with the failed bank. The amounts that our clearing houses have on deposit with third party banks at any time may be substantial and there is no assurance that the clearing houses will be able to recover the full amount of such deposits or that, in circumstances where clearing houses have not recovered the full amount of such deposits, they will be able to cover the amounts required to settle transactions and continue their operations. The default of a bank that holds deposits from our clearing houses could cause our customers to lose confidence in our markets and the ability of our clearing houses to continue to act as central counterparties, which would have a material adverse affect on our trading markets and our business as a whole.

Our business is primarily transaction-based, and declines in trading volumes and market liquidity for any reason would adversely affect our business and profitability.

We earn transaction fees for transactions executed and cleared in our markets and from the provision of electronic trade confirmation services. We derived 85.3%, 85.4% and 87.2% of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively, from our transaction-based business.

The success of our business depends on our ability to maintain and increase our trading volumes and the resulting transaction fees. Any decline in our trading volumes in the short-term or long-term for any reason will negatively impact our transaction fees and, therefore, our revenues. Accordingly, the occurrence of any event that reduces the amount of transaction fees we receive, which may result from declines in trading volumes or market liquidity, reductions in commission rates, regulatory changes, rebates to customers, competition or otherwise, would have a significant impact on our operating results and profitability.

Our business depends in large part on volatility in commodity prices generally and energy markets in particular.

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

Our revenues depend heavily upon trading volume in the markets for ICE Brent Crude, ICE WTI Crude and ICE Gas Oil futures contracts; OTC North American natural gas and power contracts; sugar futures and options on sugar futures contracts; Russell Index futures and options on Russell Indexes; and Creditex brokerage transactions. A decline in volume or in our market share in these contracts would jeopardize our ability to remain profitable and grow.

Our revenues currently depend heavily on trading volume in the markets for ICE Brent Crude futures contracts, ICE WTI Crude futures contracts, ICE Gas Oil futures contracts, sugar futures and options on sugar futures contracts, OTC North American natural gas contracts, OTC North American power contracts, Russell Index futures and options on the Russell Indexes contracts, and Creditex brokerage transactions. Trading in these contracts in the aggregate has represented 76.2% of our consolidated revenues for the fourth quarter of 2008 and 73.9% for the year ended December 31, 2008.

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

We derived 84.4%, 84.3% and 86.1% of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively, from exchange, commission and clearing fees generated from trading in commodity products in our futures and OTC markets. The volume of contracts traded in the futures and OTC markets for any specific commodity tends to be a multiple of the physical production of that commodity. If the physical supply or production of any commodity declines, market participants could become less willing to trade in contracts based on that commodity. For example, the ICE Brent Crude futures contract has been subject to this risk as production of Brent crude oil peaked in 1984 and began steadily falling in subsequent years. We, in consultation with market participants, altered the mechanism for settlement of ICE Brent Crude futures contract to a mechanism based on the Brent/Forties/Oseberg North Sea oil fields, known as the BFO Index, to ensure that the commodity prices on which its settlement price is based reflect a large enough pool of traders and trading activity so as to be less susceptible to manipulation. Market participants that trade in ICE Brent Crude futures may determine in the future, however, that additional underlying commodity products need to be considered in the settlement of that contract or that the settlement mechanism is not credible.

For example, exchange fees earned from trading in the ICE Brent Crude futures contract accounted for 46.6%, 47.6% and 50.5% of our total revenues from our energy futures business, net of intersegment fees, for the years ended December 31, 2008, 2007 and 2006, respectively, or 11.4%, 15.2% and 20.4% of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Any uncertainty concerning the settlement of the ICE Brent Crude futures contract, or a decline in the physical supply or production of any other commodity on which our trading products are based, could result in a decline in trading volumes in our markets, adversely affecting our revenues and profitability.

We intend to explore acquisition opportunities and strategic alliances relating to other businesses, products or technologies. We may not be successful in identifying opportunities or integrating other businesses, products or technologies successfully with our business. Any such transaction also may not produce the results we anticipate.

We intend to continue to explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses, products or technologies to expand our products and services, advance our technology or take advantage of new developments and potential changes in the industry.

The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange sector. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Further, our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. If we are required to raise capital by incurring additional debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, we cannot assure that any such financing will be available or that the terms of such financing will be favorable to us.

The process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business. Further, as a result of any future acquisition, we may issue additional shares of our common stock that dilute shareholders’ ownership interest in us, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations and negatively impact our stock price.

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our mergers and acquisitions or investments, which could adversely affect the value of our common stock.

We completed multiple acquisitions and strategic investments in 2007 and 2008, including transactions with NYBOT (ICE Futures U.S.), Winnipeg Commodity Exchange, Inc. (ICE Futures Canada), Chatham Energy Partners, LLC, ChemConnect Inc., Commoditrack, Inc, National Commodity Derivatives Exchange Limited (NCDEX), YellowJacket Software, Inc. and Creditex Group, Inc. The success of our mergers and acquisitions will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from combining the businesses, as well as our expected cost savings and revenue growth trends. In general, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies in our mergers and acquisitions.

Integration of companies acquired by us is complex and time consuming, and requires substantial resources and effort. We must successfully combine the businesses in a manner that permits the expected cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies without adversely affecting current revenues and our investments in future growth. The integration process and other disruptions resulting from the mergers or acquisitions may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings or our ability to achieve the anticipated benefits of the merger or acquisition. When we expand our product offering through a merger or acquisition, we may need to introduce our trading platform to customers that have historically conducted business by telephone or on a different exchange. The process of transitioning customers to our electronic platform can be time consuming and expensive and if not ultimately accepted, could substantially impair or render worthless the assets we acquired through the merger or acquisition. In addition, difficulties in integrating the businesses or any negative impact on the regulatory functions of any of our companies could harm the reputation of the companies. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected.

In addition, we may not realize anticipated growth opportunities and other benefits from strategic investments we have made and may make in the future for a number of reasons, including regulatory or government approvals or changes and, in some instances, our lack of or limited control over the management business, such as NCDEX. If we fail to successfully integrate an acquired business, or if the reason we acquired or invested in a business is materially impacted, we may be required to take an impairment charge on our financial statements, which could negatively impact our stock price.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, or if our expenses increase without a corresponding increase in revenues, our profitability will be adversely affected.

Our cost structure is largely fixed and we expect that it will continue to be largely fixed in the foreseeable future. We base our expectations of our cost structure on historical and expected levels of demand for our products and services as well as our fixed operating infrastructure, such as computer hardware and software, leases, hosting facilities and security and staffing levels. If demand for our current products and services declines, our revenues will decline. If demand for future products that we acquire or license is not to the level necessary to offset the cost of the acquisition or license, our net income would decline. For example, we have incurred significant costs to secure the exclusive license with the Russell Investment Group for listing Russell’s index futures, the costs of which will be amortized over the next several years. If our clearing and execution fees for the Russell index futures is not sufficient to offset the amortization costs, our net income will decrease. We may not be able to adjust our cost structure, at all or on a timely basis, to counteract a decrease in revenue or net income, which would result in an adverse impact on our profitability.

Owning clearing houses exposes us to risks, including the risk of defaults by our participants clearing trades through our clearing houses, risks regarding investing the funds in the guaranty fund and held as security for original margin, and risks related to the cost of operating the clearing houses.

Operating clearing houses requires material ongoing expenditures and exposes us to various risks. We cannot assure you that our clearing arrangements will be satisfactory to our participants or will not require additional substantial system modifications to accommodate them in the future. Our operation of clearing houses may not be as successful and may not provide us the benefits we anticipate. In addition, our operation of these clearing houses may not generate sufficient revenues to cover the expenses we incur.

There are risks inherent in operating a clearing house, including exposure to the market and counterparty risk of clearing members, defaults by clearing members and providing a return to the clearing members on the funds invested by the clearing houses, which could subject our business to substantial losses. For example, clearing members have placed an aggregate of cash in ICE Clear Europe relating to margin requirements and funding the guaranty fund that exceeded $10 billion as of December 31, 2008. These funds are swept and invested daily by JPMorgan Chase Bank N.A. in accordance with our clearing house investment guidelines. ICE Clear Europe has an obligation to return margin payments and guaranty fund contributions to clearing members once the relevant clearing member’s exposure to the clearing house no longer exists, and further to provide an interest yield to clearing members in respect of margin and guaranty fund contributions lodged with the clearing house. If the investment principal amount decreases in value, ICE Clear Europe will be liable for the shortfall.

Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a counterparty’s default. We also have in place or plan to establish, as appropriate, various measures intended to enable our clearing houses to cover any default and maintain liquidity, such as deposits in a guaranty fund. However, we cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Additionally, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in the guarantee of our clearing houses.

The derivatives and energy commodities trading industry has been and continues to be subject to increased legislative and regulatory scrutiny, and we face the risk of changes to our regulatory environment in the future, which may diminish trading volumes on our electronic platform.

Providing facilities to trade financial derivatives and energy products is one of our core businesses. In 2008, given the high price of energy, crude oil and other commodities, the U.S. Congress held numerous hearings regarding the proper regulation of energy trading and, in particular, the potential impact of speculation on energy prices. In addition, the U.K.’s Treasury Select Committee has also held a hearing on this issue. In addition, hearings were held on the role that financial derivatives may have played in the broader financial market crisis. There are currently legislative proposals outstanding, and additional bills may be introduced in the future, that target futures and OTC market participants. In the U.S. Congress, legislative proposals have recently been introduced that would (1) eliminate the OTC bilateral market by forcing OTC trades to be cleared; and/or (2) eliminate derivatives trading except for trading on futures exchanges. Finally, we anticipate that the U.S. Congress and the President will propose major changes to the financial regulatory system. These changes could include merging the CFTC and SEC, a merger of financial regulators into a “super” regulator similar to the UK’s Financial Service Authority, or the creation of new regulatory body or bodies that would regulate by activity, not product.

Further, the Energy Independence and Security Act of 2007 has given the Federal Trade Commission, or FTC, additional authority to investigate and prosecute manipulation in the petroleum markets. In August 2008, the FTC released a proposed rule stating that it would exercise its authority in the petroleum futures markets, which would include participants on ICE Futures Europe and our OTC markets. The standard of proof relating to manipulation proposed by the FTC is less stringent than the standard currently used by the CFTC and could deter participants from our markets.

We currently operate our OTC markets as an “exempt commercial market” under the Commodity Exchange Act. As such, our markets are subject to anti-fraud, anti-manipulation, access, reporting and record-keeping requirements of the CFTC. However, unlike a futures exchange, we are not a self regulatory organization that undertakes regulatory oversight of OTC trading. In May 2008, Congress passed legislation as part of the Farm Bill to increase regulation of OTC markets. The new legislation requires and grants authority to OTC electronic trading facilities to assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability levels, over contracts that serve a significant price discovery function. This legislation requires us and our OTC participants to operate under heightened regulatory burdens and incur additional costs, including recordkeeping and reporting costs, to comply with the additional regulations, and could deter some participants from trading on our OTC platform. In December 2008, the CFTC proposed rules to implement the Farm Bill. In addition to requirements outlined by the Farm Bill, the proposed rules would require the exempt commercial market to impose limits on bilateral trades executed on our platform. This could provide an incentive for market participants to execute these transactions off exchange. Our OTC Henry Hub natural gas contract, which comprised 75.2%, 73.4%, and 81.6% of our OTC energy transaction volumes and 24.9%, 21.4%, and 30.1% of our consolidated revenues in the fiscal years ended December 31, 2008, 2007, and 2006, respectively, would be considered a “significant price discovery contract.” It is possible that the CFTC will deem additional OTC contracts traded in our markets to be “significant price discovery contracts.” One bill currently pending in the U.S. Congress could, if enacted, subject our OTC markets to a level of regulation identical or comparable to that of regulated exchanges.

Further, allegations of manipulative trading by market participants or the failure of industry participants could subject us, our markets or our industry to regulatory scrutiny, possible fines or restrictions, as well as significant legal expenses and adverse publicity. These changes, if enacted, and increased regulation regarding commodity prices, market participants or the OTC and futures markets generally could materially adversely affect our business by limiting the amount of trading that is conducted in our markets.

We are currently subject to regulation in multiple jurisdictions. Failure to comply with existing regulatory requirements, and possible future changes in these requirements or in the current interpretation of these requirements, could adversely affect our business.

ICE Futures Europe, through which we conduct our energy futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures Europe has regulatory responsibility in its own right and is subject to supervision by the FSA pursuant to the FSMA. ICE Futures Europe is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. Likewise, ICE Futures U.S. operates as a Designated Contract Market. As a self-regulatory organization, it is responsible for ensuring that the exchange operates in accordance with existing rules and regulations, and must comply with eighteen core principles under the Commodity Exchange Act. The ability of ICE Futures Europe and ICE Futures U.S. to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, surveillance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. Failure to comply with current regulatory requirements and regulatory requirements that may be imposed on us in the future could subject us to significant penalties, including termination of our ability to conduct our regulated energy futures business through ICE Futures Europe and our regulated soft commodities business through ICE Futures U.S.

Electronic trading in our energy futures contracts on ICE Futures Europe is permitted in many jurisdictions around the world, including in the United States, through “no action” relief from the local jurisdiction’s regulator. In the United States, direct electronic access to trading in ICE Futures Europe products is offered to U.S. persons based on a series of no action letters from the CFTC that permit non-U.S. exchanges, referred to as foreign boards of trade, to provide U.S. persons with electronic access to their markets without registration with the CFTC as a U.S. regulated exchange. Our ability to offer our current and new futures products under our existing no action relief could be impacted by any actions taken by the CFTC as a result of additional conditions being imposed on ICE Futures Europe under its no action relief. In addition, certain of the bills pending before the U.S. Congress would, if enacted, either eliminate the no action relief granted to

ICE Futures Europe and other non-U.S. exchanges, or impose additional regulatory and reporting requirements as a condition for the continuation of such relief. One bill has been proposed in the U.S. Congress that could require ICE Futures Europe to place lower position limits on energy contracts linked to settlement prices of a U.S. designated contract market than the U.S. designated contract market itself imposes. If our offering of products through ICE Futures Europe to U.S. participants is subject to additional regulatory constraints, our business could be adversely affected.

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

New legislation, regulations or enforcement may require us to allocate more resources to regulatory compliance and oversight and may diminish confidence in our markets, which would adversely affect our business. Current legislative and regulatory requirements and new initiatives, either in the United States, the United Kingdom or elsewhere, could affect one or more of the following aspects of our business or impose one or more of the following requirements:

•	the manner in which we communicate with and contract with our participants;

•	a requirement that we impose additional position limits or position accountability limits on our participants;

•	prohibitions against certain categories of participants (e.g., pension funds) from accessing our markets;

•	the demand for and pricing of our products and services;

•	the tax treatment of trading in our products;

•	a requirement that we maintain minimum regulatory capital on hand;

•	a requirement that we exercise regulatory oversight of our OTC participants, and assume responsibility for their conduct;

•	a requirement that we make additional reports to regulatory authorities regarding the trading activities of our participants, which would impact our financial and regulatory reporting practices;

•	our record-keeping and record-retention procedures;

•	the nature and role of our self-regulatory responsibilities may change;

•	our ability to launch new products or contracts since we may need to satisfy certain regulatory obligations prior to launching such new products or contracts.

•	the licensing of our employees; and

•	the conduct of our directors, officers, employees and affiliates.

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

Legislative or regulatory changes regarding the operation of clearing facilities or preventing them from being owned or controlled by exchanges may prevent us from realizing the economic benefits of operating our clearing house.

Many clearing firms have emphasized the importance to them of centralizing clearing of futures contracts and options on futures contracts to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many clearing firms have expressed the view that clearing firms should have a choice of where to clear their transactions or should control the governance of clearing houses. In addition, some clearing firms have expressed the view that multiple clearing houses should be consolidated and operated as utilities rather than as for-profit enterprises. Some clearing firms, along with the Futures Industry Association and U.K. Futures and Options Associations, have attempted to cause legislative or regulatory changes to be adopted that would allow market participants to transfer positions from an exchange-owned clearing house (such as ICE Clear Europe) to a to a non-exchange owned clearinghouse model. Some market participants, including the U.K. Futures and Options Association, have expressed support for extending the European Union Code of Clearing and Conduct to derivatives, which would mandate clearing choices for customers through interoperability. In addition, the U.S. Department of Justice released comments on February 7, 2008 requesting the U.S. Department of Treasury to review futures markets to determine if a different regime for clearing is feasible, which could include ending exchange control of financial futures clearing to foster exchange competition. The Department of Justice comments specifically excluded markets for commodity futures, such as energy and agricultural futures markets. In addition, several Members of the U.S. Congress have advocated for higher margins on futures products, which could change the way we collect margin or operate the risk management functions of our clearing houses. If these legislative or regulatory changes are adopted, alternative clearing houses may seek to clear positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit the use of our clearing houses. Finally, legislation has been proposed mandating that all derivatives be cleared by a clearing house, including transactions executed prior to the legislation’s passage. If clearing houses are compelled to take these trades, it could present a financial risk to the clearing houses we operate. If any of these events occur, our revenues and profits would be materially and adversely affected.

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

We support and maintain many of the systems that comprise our electronic platform. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Although we fully replicate our primary data center, our redundant systems or disaster recovery plans may prove to be inadequate. Our systems, or those of our third party providers, may fail or be shutdown or, due to capacity constraints, may operate slowly, causing one or more of the following:

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

A number of factors beyond our control may contribute to substantial fluctuations in our operating results. As a result of the factors described in the preceding risk factors, you will not be able to rely on our historical operating results in any particular period as an indication of our future performance. The commodities trading industry, and energy commodities trading in particular, has historically been subject to variability in trading volumes due primarily to several key factors. These factors include:

•	geopolitical events;

•	weather;

•	real and perceived supply and demand imbalances in the underlying commodities;

•	regulatory considerations;

•	the availability of capital;

•	the number of trading days in a quarter; and

•	seasonality.

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

The revenues, expenses and financial results of ICE Futures Europe and the other U.K. subsidiaries have historically been denominated in pounds sterling, which previously was the functional currency of our U.K. subsidiaries. We had foreign currency translation risk equal to our net investment in our U.K. subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. Effective as of July 1, 2006, the functional currency of the majority of our U.K. subsidiaries became the U.S. dollar. The functional currency of an entity is the currency of the primary economic environment in which the entity operates. The functional currency switched based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures Europe began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar.

In connection with our acquisition of ICE Futures Canada in August 2007 and Creditex in August 2008, we have foreign currency translation risk equal to our net investment in certain Canadian and U.K. subsidiaries. The revenues, expenses and financial results of these Canadian and U.K. subsidiaries are denominated in Canadian dollars or pounds sterling, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of December 31, 2008, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $22.4 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0120 as of December 31, 2007 to 0.8170 as of December 31, 2008 and the period-end foreign currency exchange rate for pounds sterling to the U.S. dollar decreased from 1.9843 as of December 31, 2007 to 1.4619 as of December 31, 2008.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $3.1 million, $842,000 and ($288,000) for the years ended December 31, 2008, 2007 and 2006, respectively, primarily attributable to the fluctuations of pounds sterling and euros relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.8434 for the year ended December 31, 2006 to 2.0020 for the year ended December 31, 2007 and then decreased to 1.8545 for the year ended December 31, 2008.

We may experience substantial gains or losses from foreign currency transactions in the future given that there are still certain net assets or net liabilities and expenses of our subsidiaries that are denominated in pounds sterling, euros and Canadian dollars. Of our consolidated revenues, 3.3%, 1.2% and 7.2% were denominated in pounds sterling, euros or Canadian dollars for the years ended December 31, 2008, 2007 and 2006, respectively. Of our consolidated operating expenses, 20.2%, 15.9% and 29.8% were denominated in pounds sterling or Canadian dollars for the years ended December 31, 2008, 2007 and 2006, respectively. As the pounds sterling, euros or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. As of the second quarter of 2006, we began charging exchange fees in U.S. dollars rather than in pounds sterling in our key U.K. futures contracts, including crude oil and heating oil contracts. Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through Creditex, all sales through ICE Futures Canada and a small number of futures contracts at ICE Futures Europe. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.

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

Credit derivative contracts are currently traded between two market participants and are not cleared through a central counterparty or clearing house. The buyer of the contract will make a payment or series of payments to the seller in return for protection against default or other credit event. The bilateral nature of the market leaves participants exposed to counterparty risk, which could result in systemic implications in times of great financial distress. When financial counterparties cannot rely on each other’s credit, and are unable to hedge their own credit risk, they then stop lending to each other and the credit markets may freeze. The recent collapse of two major market participants and the continuing concern over the financial health of other market participants has led regulators and market participants to call for the creation of a central clearinghouse for CDS.

Developing a market structure that brings transparency, capital efficiency and mitigation of counterparty credit risk by clearing credit defaults swaps transactions is an important initiative for ICE and Creditex, as well as for certain of our competitors. We have entered a preliminary nonbinding agreement to develop a clearing house to act as a central counterparty in registration and clearance of CDS instruments and we are forming a limited purpose bank, ICE Trust, to act as the facility to bring together the capabilities to clear credit default swaps on a global basis. There is no guarantee that any dealers, including those dealers that are parties to the nonbinding agreement, will use our clearing solution. If our clearing solution through ICE Trust is not successful or if one of our competitors’ clearing solutions is more widely accepted than our solution or is mandated by government intervention, we may not be able to offset the additional operating cost against our income and may be precluded from a valuable opportunity to extend our participation in the CDS space.

Regulation of the credit derivatives business is uncertain and such uncertainty, or future regulatory changes, could reduce trading in the credit derivatives market.

The current regulatory environment for continued trading of CDS and clearing CDS is unclear and Congress may choose to enact additional financial market reforms in the coming months to broaden the purview of credit derivatives regulation. Currently, one bill is pending that would give jurisdiction over credit default swaps to the SEC and another pending bill would give jurisdiction to the CFTC. In addition, another bill has been proposed to ban market participants from engaging in a CDS transaction unless the participant owns the underlying bond. At this time, it is unclear whether any requirements or limitations will be adopted with respect to CDS transactions or, if so, what the scope or content will be. While we plan to work with all regulatory bodies to develop an appropriate solution to ensure that these markets are properly regulated, we do not know the form such regulation will take. More stringent regulation, including regulatory bans on trading, could negatively impact transaction volume in the CDS market, which would have a negative impact on Creditex’s business and, potentially, our clearing initiative. Additionally, the implementation of new regulatory requirements and processes to ensure continued compliance with such regulations may require us to incur significant compliance costs. Changes in existing regulations and requirements may adversely affect the conduct of Creditex’s business and our plans to create a clearing house for CDS transactions.

Owning Creditex’s business exposes us to additional risk and Creditex is largely dependent on its broker-dealer clients. These clients are not restricted from transacting or processing CDS directly, or through their own proprietary or third-party platforms.

Creditex’s business is primarily transaction based and it provides brokerage services to clients primarily in the form of agency transactions, although it also engages in a limited number of matched principal transactions. In agency transactions, customers pay transaction fees for trade execution services in which Creditex connects buyers and sellers who settle their transactions directly and for post-transactional processing services carried out through Creditex’s T-Zero subsidiaries. In matched principal transactions (also known as “risk-less principal” transactions), Creditex receives transaction fees primarily from transactions in which Creditex simultaneously agrees to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. The majority of the Creditex transactions are agency transactions and the matched principal transactions accounted for less than 1% of the total transactions for Creditex for the period from September 1, 2008 to December 31, 2008. Declines in trading volumes in credit derivatives would adversely affect our revenues and profitability. We also face the risk of not being able to collect transaction or processing fees charged to customers for Creditex’s agency brokerage services and T-Zero’s processing services. With respect to matched principal transactions, we run the risk that a counterparty to a matched principal transaction may fail to fulfill its obligations, or that Creditex may face liability for an unmatched trade.

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

Further, our competitors may claim other intellectual property rights over information that is used by us in our product offerings. In addition, with respect to our intellectual property, if one or more of our products or services is found to infringe patents held by others, it may be required to stop developing or marketing the products or services, obtain licenses to develop and market the products or services from the holders of the patents or redesign the products or services in such a way as to avoid infringing the patents. We also could be required to pay damages if we were found to infringe patents held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether it would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

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

We have filed patent applications in the United States and in other jurisdictions on a number of aspects of our electronic trading system and trade confirmation systems. In addition, we have licenses under two U.S. patents for trading energy, and two joint U.S. patents with NYMEX covering an implied market trading system. We have also filed patent applications on certain aspects of our electronic trading and trade confirmation systems in the European Patent Office and Canada. We cannot assure you that we will obtain any final patents covering these services, nor can we predict the scope of any patents issued. In addition, we cannot assure you that any patent issued will be effective to protect this intellectual property against misappropriation. Third parties in Europe or elsewhere could acquire patents covering this or other intellectual property for which we obtain patents in the United States, or equivalent intellectual property, as a result of differences in local laws affecting patentability and patent validity. Third parties in other jurisdictions might also misappropriate our intellectual property rights with impunity if intellectual property protection laws are not actively enforced in those jurisdictions. Patent infringement and/or the grant of parallel patents would erode the value of our intellectual property.

We have secured trademark registrations for “IntercontinentalExchange” and “ICE” from the U.S. Patent and Trademark Office and from relevant agencies in Europe, as appropriate, with “ICE” also being registered in Singapore, as well as registrations for other trademarks used in our business. We also have several U.S. and foreign applications pending for other trademarks used in our business. We cannot assure you that any of these marks for which applications are pending will be registered.

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

We rely on specialized management and employees, including professionals in our clearing house and brokerage business, and our business may be harmed if we fail to retain these professionals or attract new ones.

Our future success depends, in part, upon the continued contributions of our executive officers and key employees whom we rely on for executing our business strategy and identifying new strategic initiatives. Some of these individuals have significant experience in the commodities trading industry and financial services markets generally, and possess extensive technology skills and a deep understanding of how various businesses operate. Some of these individuals work on our technology team or are involved with our clearing house operations.

In addition, since many products and less liquid market segments in the credit derivatives market are still predominantly transacted by voice brokers, our Creditex subsidiary provides voice-brokered execution services in addition to its electronic execution platform. Many brokers have extensive institutional knowledge of Creditex’s services, products, markets and client base and have long-standing relationships with particular clients. Therefore, the hiring of such brokers by other firms could place us at a competitive disadvantage. Because of intense competition for specialized brokerage services, we face the risk that competitors will hire Creditex employees. Creditex has been a party to claims and litigation arising from the departure of brokers and other personnel to competing firms, and relating to new Creditex employee hires. We face the risk of such claims in the future, and may incur substantial legal fees and expend significant management resources in pursuing or defending such claims.

Competition in our industry for persons with trading industry or technology expertise is intense. If any of our specialized management or other professionals were to leave, we cannot assure you that we would be able to find appropriate replacements for these key personnel in a timely manner. Further, we may have to incur significant costs to replace key employees who leave.

We rely on third party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service or supply by any third party could have a material adverse effect on our business.

We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, and telephone companies, for elements of our trading, clearing and other systems. Moreover, the general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. We also rely on access to certain data used in our business through licenses with third parties and we rely on a large international telecommunications company for the provision of hosting services. If these companies were to discontinue providing services to us, we would likely experience significant disruption to our business.

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

In addition, participants trading on our electronic platform may access it through 37 ISVs, which represent a substantial portion of the ISVs that serve the commodities markets. The loss of a significant number of ISVs providing access could make our platform less attractive to participants who prefer this form of access.

We are subject to significant litigation and liability risks.

Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied participants that have traded on our electronic platform or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or alleged improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets.

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

In addition, our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders or prohibit us from engaging in some of our businesses. Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to conduct our business.

ITEM 1(B).	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most valuable property is our technology and the infrastructure underlying it. Our intellectual property is described under the heading “Technology” in Item 1 — Business. In addition to our intellectual property, our other primary assets include computer equipment, software, internally developed software and real property. We own an array of computers and related equipment. The net book value of our computer equipment, software and internally developed software was $61.4 million as of December 31, 2008.

Our principal executive offices are located in Atlanta, Georgia. We occupy 63,010 square feet of office space in Atlanta under a lease that expires on June 30, 2014. We also lease an aggregate of 193,330 square feet of office space in New York, London, Chicago, Houston, Winnipeg, Calgary and Singapore. Our largest physical presence outside of Atlanta is in New York, New York, where we have leased 145,249 square feet of office space, primarily relating to ICE Futures U.S.’s executive office and its principal trading floor that are located at One North End Avenue, New York, New York. ICE Futures U.S. leases this space from NYMEX under a lease that expires on July 1, 2013, unless an option to renew for five years is extended by NYMEX following the initial term. In addition, ICE Futures U.S. leases space in lower Manhattan to house its primary computer center, its new grading facility and certain administrative offices. These leases expire on June 30, 2014 or December 31, 2016. ICE Futures U.S. also maintains a back-up facility, which contains a fully operational trading floor and a lights-out 24 by 7 computer center, through leases of three parcels of space in Long Island City for this facility, which expires on December 31, 2013. Our second largest physical presence outside of Atlanta is in London, England, where we have leased 37,382 square feet of office space. The various leases covering these spaces generally expire in 2015.

We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a number of legal proceedings (including the one described below) concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits, or the Permit Holders, of ICE Futures U.S. The plaintiffs alleged that, in violation of purported contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S. had not allowed its Permit Holders, including the plaintiffs, to vote on the merger pursuant to which we acquired ICE Futures U.S., and had improperly denied the Permit Holders a portion of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. In addition to dismissing its claims, the court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders appealed the lower court’s ruling dismissing their complaint but did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. The appeal was denied in its entirety by the appellate court in a decision issued on June 24, 2008. On October 7, 2008, a motion by the Permit Holders for leave to appeal to the New York Court of Appeals was denied by the Appellate Division. Thereafter, a motion by the Permit Holders for leave to appeal directly to the New York Court of Appeals was denied on January 20, 2009 by the Court of Appeals.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of IntercontinentalExchange’s security holders during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 4(A).	EXECUTIVE OFFICERS OF INTERCONTINENTALEXCHANGE, INC.

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers and certain other key employees:

Name	Age	Title

Jeffrey C. Sprecher	53	Chairman of the Board and Chief Executive Officer
Charles A. Vice	45	President and Chief Operating Officer
Scott A. Hill	41	Chief Financial Officer and Senior Vice President
David S. Goone	48	Senior Vice President, Chief Strategic Officer
Edwin D. Marcial	41	Chief Technology Officer and Senior Vice President
Johnathan H. Short	43	Senior Vice President, General Counsel and Corporate Secretary
David J. Peniket	43	President and Chief Operating Officer, ICE Futures Europe
Thomas W. Farley	33	President and Chief Operating Officer, ICE Futures U.S.
Sunil Hirani	52	President and Chief Operating Officer, Creditex

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

Scott A. Hill.  Mr. Hill has served as our Chief Financial Officer since May 2007. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, including treasury, tax, cash management and investor relations. He is also responsible for financial planning, audit, business development and human resources. Prior to joining us, Mr. Hill spent 16 years as an international finance executive for IBM. He oversaw IBM’s worldwide financial forecasts and measurements from 2006 through 2007, working alongside the CFO of IBM and with all of the company’s global business units. Prior to that, Mr. Hill was Vice President and Controller of IBM’s Japan multi-billion dollar business operation from 2003 through 2005. Mr. Hill earned his BBA in Finance from the University of Texas at Austin and his MBA from New York University, where he was recognized as a Stern Scholar.

David S. Goone.  Mr. Goone has served as our Senior Vice President, Chief Strategic Officer since March 2001. He is responsible for the expansion of our product line, including futures products and trading capabilities for our electronic platform. Mr. Goone also leads our global sales organization. Prior to joining us, Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.

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

Sunil Hirani.  Mr. Hirani has served as President and Chief Operating Officer of Creditex since Creditex’s acquisition in August 2008. Prior to that, Mr. Hirani served as Chairman and CEO of Creditex Group from 1999 to August 2008, in addition to being one of Creditex’s co-founders. Before founding Creditex Group, Mr. Hirani worked from October 1996 to April 1999 at Deutsche Bank and Bankers Trust from August 1994 to September 1996, where he was involved in numerous aspects of the OTC derivatives business. Prior to that, he worked at Lockheed Martin Corporation as a software engineer designing, developing and implementing software and hardware systems for NASA in Houston, Texas for the space program. Mr. Hirani holds a B.S. in Computer Science from Washington University and a Master of Business Administration from Northwestern University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

At February 9, 2009, there were approximately 622 holders of record of our common stock.

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

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. Our common stock was initially offered and sold to the public at a price of $26.00 per share and has been publicly traded since November 16, 2005. Prior to that date, there was no public market in our stock. On February 10, 2009, our common stock traded at a high of $67.01 per share and a low of $59.54 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low

Year Ended December 31, 2007
First Quarter	$167.00	$108.15
Second Quarter	$162.47	$120.56
Third Quarter	$174.15	$117.25
Fourth Quarter	$194.92	$151.76
Year Ended December 31, 2008
First Quarter	$193.87	$110.25
Second Quarter	$167.28	$113.99
Third Quarter	$116.39	$61.00
Fourth Quarter	$92.98	$49.69

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2008, which consists of the 2000 Stock Option Plan, 2003 Directors Plan, 2004 Restricted Stock Plan, 2005 Equity Incentive Plan and Creditex 1999 Stock Options/Stock Issuance Plan.

					Number of Securities
	Number of				Available for Future
	Securities to be Issued				Issuance Under Equity
	Upon Exercise of		Weighted Average		Compensation Plans
	Outstanding Options		Exercise Price of		(Excluding Securities
	and Rights		Outstanding Options		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	2,079,320	(1)	$49.06	(1)	948,601
Equity compensation plans not approved by security holders(2)	1,755,264	(2)	$26.86	(2)	1,121,034

TOTAL	3,834,584		$36.83	(1)(2)	2,069,635

(1)	The 2000 Stock Option Plan was approved by our stockholders in June 2000 and the 2005 Equity Incentive Plan was approved by our stockholders in June 2005. Of the 2,079,320 securities to be issued upon exercise of outstanding options and rights, 1,103,158 are options with a weighted average exercise price of $49.06 and the remaining 976,162 securities are restricted stock shares that do not have an exercise price.

(2)	This category includes the 2003 Directors Plan, the 2004 Restricted Stock Plan and the Creditex 1999 Stock Options/Stock Issuance Plan. Of the 1,755,264 securities to be issued upon exercise of outstanding options and rights, 1,360,257 are options with a weighted average exercise price of $26.86 and the remaining 395,007 securities are restricted stock shares that do not have an exercise price. For more information concerning these plans, see note 10 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2005 and 2004 and as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2008(1)	2007(1)	2006	2005	2004
	(In thousands, except for per share data)

Consolidated Statement of Income/(Loss) Data
Revenues(2):
Transaction and clearing fees, net(2)	$693,229	$490,358	$273,629	$136,976	$90,906
Market data fees	102,944	70,396	34,236	14,642	12,290
Other	16,905	13,539	5,934	4,247	5,218

Total revenues	813,078	574,293	313,799	155,865	108,414

Operating expenses:
Compensation and benefits	159,792	101,397	49,750	35,753	30,074
Professional services	29,705	23,047	11,395	10,124	12,312
Patent royalty	—	1,705	9,039	1,491	32
CBOT merger-related transaction costs(3)	—	11,121	—	—	—
Selling, general and administrative	67,800	50,759	25,266	17,395	16,578
Floor closure costs	—	—	—	4,814	—
Settlement expense	—	—	—	15,000	—
Depreciation and amortization	62,247	32,701	13,714	15,083	17,024

Total operating expenses	319,544	220,730	109,164	99,660	76,020

Operating income	493,534	353,563	204,635	56,205	32,394
Other income (expense), net(4)(5)	(20,038)	4,871	7,908	3,790	1,328

Income before income taxes	473,496	358,434	212,543	59,995	33,722
Income tax expense	172,524	117,822	69,275	19,585	11,773

Net income(5)	$300,972	$240,612	$143,268	$40,410	$21,949

Redemption adjustments to redeemable stock put(6)	—	—	—	(61,319)	—

Net income (loss) available to common shareholders	$300,972	$240,612	$143,268	$(20,909)	$21,949

Earnings (loss) per common share(5)(7):
Basic	$4.23	$3.49	$2.54	$(0.39)	$0.42

Diluted	$4.17	$3.39	$2.40	$(0.39)	$0.41

Weighted average common shares outstanding(7):
Basic	71,184	68,985	56,474	53,218	52,865
Diluted	72,164	70,980	59,599	53,218	53,062

(1)	We acquired several companies during the years ended December 31, 2008 and 2007 and have included the financial results of these companies in our consolidated financial statements effective from the respective acquisition dates forward. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these acquisitions.

(2)	Includes revenues from related parties generated in the ordinary course of our business. For a presentation and discussion of our revenues attributable to related parties for the years ended December 31, 2008, 2007 and 2006, see our consolidated statements of income and note 12 to our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. Our transaction and clearing fees are presented net of rebates. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(3)	In 2007, we incurred $11.1 million in transaction costs directly relating to the proposed merger with CBOT Holdings, Inc., or CBOT. We did not succeed in our proposed merger with CBOT and the Chicago Mercantile Exchange completed its acquisition of CBOT in July 2007. These costs are classified as “CBOT merger-related transaction costs” in the accompanying consolidated statement of income for the year ended December 31, 2007. See note 17 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

(4)	The financial results for the years ended December 31, 2008 and 2007 include $13.2 million and $15.5 million, respectively, in interest expense on our outstanding indebtedness and $6.0 million and $3.1 million, respectively, in interest expense relating to the Russell Licensing Agreement. The financial results for the year ended December 31, 2007 include a gain on disposal of an asset of $9.3 million. Refer to notes 7, 9 and 15 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(5)	We have an 8% equity ownership in the National Commodity and Derivatives Exchange, Ltd, or NCDEX, a derivatives exchange located in Mumbai, India, which we acquired for $37.0 million in 2006. The NCDEX investment is classified as a cost method investment. The financial results for the year ended December 31, 2008 include an impairment loss on the NCDEX cost method investment of $15.7 million, which was recorded as other expense. For additional information, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Excluding this charge, net of taxes, our consolidated net income for the year ended December 31, 2008 would have been $312.2 million and basic and diluted earnings per share would have been $4.39 and $4.33, respectively. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” included elsewhere is this Annual Report on Form 10-K.

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

(7)	The impact of outstanding stock options is considered to be antidilutive in the calculation of diluted earnings per share when a net loss available to common shareholders is reported. Our outstanding stock options have not been included in the computation of diluted earnings per share for the year ended December 31, 2005 due to the $20.9 million net loss available to common shareholders as a result of the $61.3 million charged to retained earnings related to the redeemable stock put adjustments. Therefore, our diluted earnings per share are computed in the same manner as basic earnings per share for the year ended December 31, 2005.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data
Cash and cash equivalents(1)	$283,522	$119,597	$204,257	$20,002	$61,199
Short-term investments(1)	3,419	140,955	77,354	111,181	5,700
Margin deposits and guaranty funds assets(2)	12,117,820	792,052	—	—	—
Total current assets	12,552,588	1,142,094	340,917	164,015	100,042
Property and equipment, net	88,952	63,524	26,280	20,348	19,364
Goodwill and other intangible assets, net(3)	2,163,671	1,547,409	81,126	76,054	86,075
Total assets	14,959,581	2,796,345	493,211	265,770	207,518
Margin deposits and guaranty funds liabilities(2)	12,117,820	792,052	—	—	—
Total current liabilities	12,311,642	910,961	37,899	26,394	34,440
Current and long-term debt(4)	379,375	221,875	—	—	25,000
Shareholders’ equity	2,006,231	1,476,856	454,468	232,623	132,149

(1)	We received net proceeds from our initial public offering of our common stock in November 2005 of $60.8 million, after deducting the underwriting discount. We invested a portion of this cash in short-term investments. Due to the adverse conditions in the credit markets, in 2008 we decided to shift more of our funds into cash equivalent investments as compared to short-term investments.

(2)	Clearing members of ICE Clear Europe, ICE Clear U.S. and ICE Clear Canada are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with offsetting current liabilities to the clearing members that deposited them. ICE Clear Europe began clearing contracts in November 2008 upon the transition of clearing from LCH.Clearnet Ltd. See note 14 to our consolidation financial statement and related notes that are included elsewhere in this Annual Report on Form 10-K.

(3)	The increase in the goodwill and intangible assets in 2008 primarily relates to the acquisition of Creditex Group Inc. in August 2008. The increase in the goodwill and other intangible assets in 2007 primarily relates to the acquisition of ICE Futures U.S. in January 2007. See notes 3 and 8 to our consolidation financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

(4)	We borrowed $250.0 million in a senior unsecured credit facility in connection with the purchase of ICE Futures U.S. in January 2007 and we borrowed an additional $195.0 million in 2008 in connection with our stock repurchases. See note 9 to our consolidation financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for rate per contract and percentages)

Operating Data:
Our Average Daily Trading Fee Revenues(1):
Our U.K. futures business average daily exchange and clearing fee revenues	$756	$696	$482	$226	$179

Our U.S. and Canadian futures business average daily exchange and clearing fee revenues	613	426	—	—	—

Our bilateral global OTC business average daily commission fee revenues	341	178	102	79	80
Our cleared global OTC business average daily commission and clearing fee revenues	982	667	487	233	94

Our global OTC business average daily commission and clearing fee revenues	1,323	845	589	312	174

Our total average daily exchange, commission and clearing fee revenues	$2,692	$1,967	$1,071	$538	$353

Our Trading Volume(2):
Futures volume	237,226	191,848	92,721	42,055	35,541
Futures average daily volume	922	771	373	166	140
OTC energy volume	247,093	176,561	130,832	61,999	30,961
OTC energy average daily volume	977	723	525	247	123
Our ICE Futures Europe rate per contract	$1.23	$1.29	$1.32	$1.35	$1.26
Our soft agricultural futures and options rate per contract	$2.13	$1.88	—	—	—
Our financial futures and options rate per contract	$0.96	$1.68	—	—	—
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	46.8%	45.5%	46.8%	48.8%	56.5%
Banks and financial institutions	23.4%	23.6%	21.2%	20.5%	22.4%
Liquidity providers	29.8%	30.9%	32.0%	30.7%	21.1%

(1)	Represents the total commission fee, exchange fee and clearing fee revenues for the year divided by the number of trading days during that year.

(2)	Volume is calculated based on the number of contracts traded in our markets, which is the number of round turn trades. Each round turn trade represents a matched buy and sell order of one contract. Average daily volume represents the total volume, in contracts, for the year divided by the number of trading days during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Our Business Environment

We are a leading regulated global futures exchange and over-the-counter, or OTC, market operator. We operate the leading electronic futures and OTC marketplace for trading a broad array of energy, soft agricultural and agricultural commodities, credit default swaps, or CDS, and financial products. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets, together with clearing services. Through our widely-distributed electronic marketplaces, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management.

We conduct our regulated U.K. energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. ICE Futures Europe clears its business through ICE Clear Europe, ICE Futures U.S. clears its business through ICE Clear U.S. and ICE Futures Canada clears its business through ICE Clear Canada. We completed our acquisition of ICE Futures U.S. in January 2007 and our acquisition of ICE Futures Canada in August 2007. The launch of ICE Clear Europe occurred in November 2008, completing our strategic plan to offer clearing services through wholly-owned clearing businesses in the United States, the United Kingdom and Canada. Clearing services for our U.K. energy futures and cleared OTC business were previously outsourced to a third party U.K. clearing house.

We completed our acquisition of Creditex Group Inc., or Creditex, in August 2008, as a result of which Creditex became a wholly-owned subsidiary of ICE and continues to operate under the name Creditex in our OTC markets. Creditex is a market leader and innovator in the execution and processing of CDS, with markets spanning the United States, Europe and Asia. Creditex is a leading execution and trade processing firm in the CDS markets, including indexes, single-name instruments and standardized tranches. In October 2008, we announced our planned acquisition of The Clearing Corporation as part of our strategy to offer clearing in the CDS market.

We operate three business segments: a futures segment, a global OTC segment and a market data segment. In our futures markets, we offer trading in standardized derivative contracts on our regulated exchanges. In our OTC markets, which include energy markets and credit derivatives, we offer trading in over-the-counter, or off-exchange, derivative contracts, including contracts that provide for the physical delivery of an underlying asset or commodity or for financial settlement based on the price of an underlying asset or commodity. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers.

Our business is primarily transaction based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volumes are driven by a number of factors, including the degree of volatility in the prices of commodities and financial instruments such as equity indexes and foreign exchange, as well as regulatory changes, fee modifications and competition. Price volatility increases the need to hedge contractual price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volumes and OTC average daily commissions have also been driven by varying levels of volatility and liquidity both in our markets and in the broader commodities markets, which influence trading volumes across all of the markets we operate.

We operate our futures and OTC markets primarily on our electronic platforms and we offer ICE Futures U.S.’s soft agricultural commodity and financial options markets on both our electronic platform and through our trading floor based in New York. In February 2008, we closed our open-outcry trading floors for futures markets in New York and Dublin and now only offer soft agricultural commodity and financial options markets through the open-outcry trading floor in New York. We believe that the move toward electronic trade execution, together with the improved accessibility for new market participants and the increased adoption of commodities as a tradable, investable asset class, has contributed to and will likely support continued secular growth in the global markets. We also operate certain of our OTC markets through employee-based voice brokering. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in the electronic trading of derivatives on a global basis. We do not risk our own capital by engaging in any trading activities or by extending credit to market participants.

Financial Highlights

•	Our consolidated revenues increased by 41.6% to a record $813.1 million for the year ended December 31, 2008, compared to 2007, primarily due to increased contract volumes in our futures and OTC markets resulting from increased volatility, organic growth and acquisitions.

•	Our consolidated operating expenses increased by 44.8% to $319.5 million for the year ended December 31, 2008, compared to the same period in 2007, primarily due to acquisitions, higher cash and non-cash compensation costs, costs associated with the establishment of ICE Clear Europe, the closure of our futures trading floors in New York and Dublin and increased technology spending and related depreciation expenses, partially offset by CBOT Holdings, Inc., or CBOT, merger-related transaction costs incurred during the year ended December 31, 2007.

•	Our consolidated operating margin decreased to 60.7% for the year ended December 31, 2008, compared to 61.6% for the same period in 2007.

•	Our consolidated net income increased by 25.1% to $301.0 million for the year ended December 31, 2008, compared to the same period in 2007.

•	Consolidated cash flows from operations increased by 30.3% to $375.1 million for the year ended December 31, 2008, compared to the same period in 2007.

On a consolidated basis, we recorded $813.1 million in revenues for the year ended December 31, 2008 , a 41.6% increase compared to $574.3 million for the year ended December 31, 2007. Consolidated net income was $301.0 million for the year ended December 31, 2008, a 25.1% increase compared to $240.6 million for the year ended December 31, 2007. The financial results for the year ended December 31, 2008 include an impairment loss of $15.7 million, which we recorded as other expense, relating to our investment in the National Commodity and Derivatives Exchange, Ltd, or NCDEX. NCDEX is a derivatives exchange located in Mumbai India, in which we have an 8% equity ownership interest, which we acquired for $37.0 million in 2006. For additional information, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Excluding this loss, net of taxes, our consolidated net income for the year ended December 31, 2008 would have been $312.2 million. See also “— Non-GAAP Financial Measures” below. The financial results for the year ended December 31, 2007 include a gain of $9.3 million relating to the sale of our former open-outcry disaster recovery site in London and $11.1 million in CBOT merger-related transaction costs. During the year ended December 31, 2008, 237.2 million contracts were traded in our futures markets, up 23.7% from 191.8 million contracts traded during the year ended December 31, 2007. During the year ended December 31, 2008, 247.1 million contract equivalents were traded in our OTC energy markets, up 39.9% from 176.6 million contract equivalents traded during the year ended December 31, 2007.

Recent Developments and Trends

Beginning in the third quarter of 2007, the U.S. financial markets entered into a period of reduced liquidity, outflow of customer funds, defaults and extraordinary volatility due to deteriorating credit market conditions. In the subsequent period, these conditions expanded to the global financial markets and as a result, many market participants, including many of our key customers, experienced reduced liquidity with continued credit contraction, financial institution consolidation and market participant bankruptcies. While our business continued to grow in 2008 amid these market conditions, extraordinary volatility levels coupled with a sustained period of uncertainty relating to counterparty creditworthiness and the availability of credit to facilitate trading have limited trading participation in certain of our markets starting in the fourth quarter of

2008, which may continue. As a result of the current market conditions, regulators and legislators may pass new regulations or laws that impact the way our markets operate. Further, the loans and equity investments made by governmental bodies in financial institutions could result in additional regulation and governmental oversight of these entities, many of which are active participants in our markets. We believe the availability of central counterparty clearing for futures and OTC contracts has supported and will continue to support the liquidity and participation in our marketplaces.

The establishment of ICE Clear Europe in November 2008 has facilitated our launch of new cleared OTC contracts. Since the launch of ICE Clear Europe, we have either launched or announced the launch of over 70 new cleared energy OTC products. We believe that controlling our clearing process will allow us to introduce more products and services to the futures and OTC markets for broker-dealers and for our customers, as well as ensure technology and operational service levels meet the efficiency standards that we have set within our execution business. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products on a competitive basis with other derivatives exchanges that manage their own clearing and risk management services. We have also announced the launch of new cleared sugar, coffee and cocoa swaps for ICE Futures U.S. to be cleared through ICE Clear U.S. The new cleared swaps are the first such contracts that we have offered for ICE Futures U.S. products that are specifically designed to meet the needs of the OTC market participants.

Variability in Quarterly Comparisons

In addition to general conditions in the financial markets and in our markets in particular, commodity trading has historically been subject to variability in trading volumes due to several factors, including:

•	Geopolitical Events: Geopolitical events tend to impact global commodity prices and may impact commodity supply. Because commodity prices often move in conjunction with changes in the perception of geopolitical risk, these events in the past have impacted trading activities in our markets due to the increased volatility and need for risk management in times of uncertainty.

•	Weather: Weather events have been an important factor in price volatility and the supply and demand of energy, soft agricultural and agricultural commodities and, therefore, the trading activities of market participants. Unexpected or extreme weather conditions, such as low temperatures or hurricanes, and other events that cause demand increases, supply disruptions or unexpected volatility tend to result in business disruptions and expanded hedging and trading activity in our markets.

•	Real and Perceived Supply and Demand Imbalances: Various agencies and groups, such as the International Energy Agency and the U.S. Energy Information Administration, regularly track commodity supply data. Reporting on supply or production may impact trading volume and price volatility due to real or perceived supply and demand imbalances.

•	Regulatory Considerations: Generally, legislative and regulatory bodies have expressed increased concern regarding derivatives markets when underlying commodity and financial instrument prices are volatile. As a result, legislative and regulatory actions, including proposed actions, may create uncertainty for market participants and affect trading volumes.

•	Availability of Capital: Margin is required to be deposited for each cleared trade executed in our markets. Cost of capital, balance sheet capacity available to support trading, capital markets conditions or any combination of these factors may impact trading volumes due to higher costs or lower availability of capital available to support trading.

•	Number of Trading Days: The variability in the number of business days in each quarter affects our revenues, and will affect quarter-to-quarter revenue comparisons, since trading generally only takes place on business days.

•	Seasonality: Participants engaged in energy, soft agricultural and agricultural businesses tend to experience moderate seasonal fluctuations in demand and price volatility, although such seasonal impacts have been somewhat negated in periods of high volume trading.

These and other factors could cause our revenues to fluctuate from period to period. These fluctuations may affect the reliability of period to period comparisons of our revenues and operating results when, for example, these comparisons are between periods in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.

Segment Reporting

For financial reporting purposes, as of December 31, 2008, our business is divided into three segments: our futures business segment, our OTC business segment and our market data business segment. For a discussion of these segments and related financial disclosure, refer to note 18 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Our Futures Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our futures business segment:

	Year Ended December 31,
	2008(1)%		2007(1)%		2006	%
	(Dollar amounts in thousands)

Revenues(2):
Transaction and clearing fees, net(2):
ICE Brent Crude futures	$92,971	25.3%	$87,308	29.8%	$64,126	48.8%
ICE WTI Crude futures	47,941	13.0	49,942	17.0	30,683	23.3
ICE Gas Oil futures	42,641	11.6	36,890	12.6	26,363	20.0
Sugar futures and options(3)	76,948	20.9	48,647	16.6	—	—
Cotton futures and options(3)	23,171	6.3	17,920	6.1	—	—
Russell index futures and options(3)	13,540	3.7	542	0.2	—	—
Other futures products and options	54,289	14.7	37,344	12.7	2,248	1.8
Intersegment fees	5,746	1.6	3,754	1.3	4,404	3.4
Market data fees	—	—	—	—	36	—
Other	10,693	2.9	10,740	3.7	3,568	2.7

Total revenues	367,940	100.0	293,087	100.0	131,428	100.0

Operating expenses:
Selling, general and administrative expenses(4)	80,506	21.9	80,053	27.3	25,939	19.7
Intersegment expenses(5)	38,767	10.5	30,836	10.5	24,892	18.9
Depreciation and amortization	13,472	3.7	6,386	2.2	2,031	1.6

Total operating expenses	132,745	36.1	117,275	40.0	52,862	40.2

Operating income	235,195	63.9	175,812	60.0	78,566	59.8
Other income, net(6)	5,165	1.4	14,217	4.9	1,687	1.3
Income tax expense	84,017	22.8	64,005	21.8	28,089	21.4

Net income	$156,343	42.5%	$126,024	43.0%	$52,164	39.7%

(1)	The financial results for the years ended December 31, 2008 and 2007 include the financial results for ICE Futures U.S. subsequent to its acquisition on January 12, 2007.

(2)	Revenues attributable to related parties were $110,000, $424,000 and $12.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. For a discussion of our related parties, see note 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Our transaction and clearing fees are presented net of rebates.

(3)	Sugar, cotton and Russell index futures and options began trading in January 2007 in connection with the ICE Futures U.S. acquisition. The Russell index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

(4)	Includes compensation and benefits expenses and professional services expenses.

(5)	Intersegment expenses represent fees paid by our futures business segment for support provided by the OTC business segment to operate the electronic trading platform used in our futures business.

(6)	The financial results for the years ended December 31, 2008 and 2007 include $6.0 million and $3.1 million, respectively, in interest expense relating to the Russell Licensing Agreement. The financial results for the year ended December 31, 2007 include a gain on disposal of an asset of $9.3 million. Refer to notes 7 and 15 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these two items.

Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the year ended December 31, 2008, the average daily quantity of Brent crude oil traded in our markets was 264.0 million barrels, with an average notional daily value of over $26.1 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. With the trading of both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 45.7% market share of the global oil futures contracts traded for the year ended December 31, 2008.

In our futures business segment, we earn transaction fees from both counterparties to each futures contract or option on futures contract that is traded, based on the volume of the commodity underlying the futures or option contract that is traded. In addition to our transaction fees, a futures participant must pay a fee to the clearing house for the benefit of clearing and, if applicable, a fee for the services of the relevant member clearing firm, or FCM. For ICE Futures U.S. and ICE Futures Canada, our transaction fees include both a trading and a clearing fee as we own 100% of ICE Clear U.S. and ICE Clear Canada. However, consistent with our cleared OTC business, in the past, we did not derive any direct revenues from the clearing process associated with ICE Futures Europe and participants paid the clearing fees directly to a third party U.K. clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture clearing revenues associated with our ICE Futures Europe business, the amount of which will depend upon many considerations, including but not limited to transaction volume, pricing and new products. We charge transaction and clearing fees to the clearing members of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada for contracts traded for their own account and for contracts traded on behalf of their customers or local traders.

We derived futures transaction and clearing fees of $351.5 million, $278.6 million and $123.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, representing 43.2%, 48.5% and 39.3%, respectively, of our consolidated revenues. The transaction and clearing fees earned on energy futures and option transactions, which occur through ICE Futures Europe, increased $16.9 million or 9.4% to $195.8 million for the year ended December 31, 2008 from $178.9 million for the year ended December 31, 2007. The transaction and clearing fees earned on soft agriculture, agriculture and financial futures and options transactions, which occur through ICE Futures U.S. and ICE Futures Canada, increased $56.0 million or 56.2% to $155.7 million for the year ended December 31, 2008 from $99.7 million for the year ended December 31, 2007.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $76.3 million, $33.7 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in the rebates is due primarily to an increase in the amount of rebates offered on various futures contracts resulting from higher contract volumes traded during the period. We offer rebates in certain of our markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate. These rebates reduce revenue that we would have generated had we charged full commissions and had we generated the same volume without the rebate program.

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

The following table presents, for the periods indicated, trading activity in our futures markets for commodity type based on the total number of contracts traded:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Number of futures and option contracts traded:
ICE Brent Crude futures	68,368	59,729	44,346
ICE WTI Crude futures	51,092	51,388	28,673
ICE Gas Oil futures	28,805	24,510	18,290
Sugar futures and options(1)	36,437	26,355	—
Cotton futures and options(1)	10,631	9,526	—
Russell index futures and options(1)	17,054	338	—
Other futures and options(2)	24,839	20,002	1,412

Total	237,226	191,848	92,721

(1)	Sugar, cotton and Russell index futures and options began trading in January 2007 in connection with the ICE Futures U.S. acquisition. The Russell index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

(2)	The increase in the other futures and options contracts primarily relates to the trading of the coffee futures and options and cocoa futures and options, which began trading in January 2007 in connection with the ICE Futures U.S. acquisition.

The following table presents our year-end open interest for our futures contracts. Open interest is the number of contracts (long or short) that a member holds either for its own account or on behalf of its clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest is also a measure of the future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange.

	As of December 31,
	2008	2007	2006
	(In thousands)

Open interest — futures and options contracts:
ICE Brent Crude futures	614	539	547
ICE WTI Crude futures	519	593	418
ICE Gas Oil futures	418	273	321
Sugar futures and options(1)	1,707	1,796	—
Cotton futures and options(1)	351	579	—
Coffee futures and options(1)	250	348	—
Cocoa futures and options(1)	158	201	—
Russell index futures and options(1)	446	17	—
Other futures and options	777	577	128

Total	5,240	4,923	1,414

(1)	Sugar, cotton, coffee, cocoa and Russell index futures and options began trading in January 2007 in connection with the ICE Futures U.S. acquisition. The Russell index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

Our OTC Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our OTC business segment:

	Year Ended December 31,
	2008(1)%		2007	%	2006	%
	(Dollar amounts in thousands)

Revenues(2):
Transaction and clearing fees, net(2):
North American natural gas	$214,403	49.0%	$155,533	56.6%	$117,302	60.0%
North American power	60,400	13.8	43,349	15.8	27,223	13.9
Credit derivatives(3)	52,098	11.9	—	—	—	—
Other commodities markets	7,954	1.8	6,873	2.6	2,175	1.1
Electronic trade confirmation	6,873	1.6	6,010	2.2	3,509	1.8
Intersegment fees	41,199	9.4	32,311	11.8	26,704	13.7
Market data fees	48,458	11.1	27,256	9.9	16,168	8.3
Other	6,165	1.4	2,782	1.1	2,366	1.2

Total revenues	437,550	100.0	274,114	100.0	195,447	100.0

Operating expenses:
Selling, general and administrative expenses(4)	174,113	39.8	94,350	34.4	67,451	34.5
Intersegment expenses	34,004	7.8	19,405	7.1	11,221	5.7
CBOT merger-related transaction costs(5)	—	—	11,121	4.1	—	—
Depreciation and amortization	48,651	11.1	26,286	9.6	11,671	6.0

Total operating expenses	256,768	58.7	151,162	55.1	90,343	46.2

Operating income	180,782	41.3	122,952	44.9	105,104	53.8
Other income (expense), net(6)(7)	(26,281)	(6.0)	(9,846)	(3.6)	6,248	3.2
Income tax expense	61,622	14.1	33,907	12.4	33,858	17.3

Net income(7)	$92,879	21.2%	$79,199	28.9%	$77,494	39.7%

(1)	The financial results for the year ended December 31, 2008 include the financial results for Creditex subsequent to its acquisition on August 29, 2008.

(2)	Revenues attributable to related parties were $570,000, $1.3 million and $3.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. For a discussion of our related parties, see note 12 to our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Our transaction and clearing fees are presented net of rebates.

(3)	Credit derivatives began trading on September 1, 2008 in connection with the closing of the Creditex acquisition.

(4)	Includes compensation and benefits expenses, professional services expenses and patent royalty expenses.

(5)	The financial results for the year ended December 31, 2007 include $11.1 million in CBOT merger-related transaction costs. Refer to note 17 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information.

(6)	The financial results for the years ended December 31, 2008 and 2007 include $12.2 million and $15.5 million, respectively, in interest expense on outstanding indebtedness. Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information.

(7)	The financial results for the year ended December 31, 2008 include an impairment loss on the NCDEX cost method investment of $15.7 million, which was recorded as other expense. For additional information, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Excluding this charge, net of taxes, our OTC business segment net income for the year ended December 31, 2008 would have been $104.1 million. See also “— Non-GAAP Financial Measures” below.

Revenues in our OTC business segment are generated primarily through transaction fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. Transaction fees are payable by each counterparty to a trade and, for bilateral trades and trades through Creditex, are generally due within 30 days of the invoice date. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded.

In addition to our transaction fee, a participant that chooses to clear an OTC trade has to pay a clearing fee and, if applicable, a fee for the services of the relevant FCM. Consistent with our ICE Futures Europe business, we did not derive any direct revenues from the OTC energy clearing process in the past and participants paid the clearing fees directly to a third party U.K. clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture clearing revenues associated with our global OTC segment, the amount of which will depend upon many considerations, including but not limited to transaction volume, pricing and new products. For the years ended December 31, 2008, 2007 and 2006, transaction fees related to cleared trades represented 62.7%, 69.3% and 71.8% of our total OTC revenues, respectively, net of intersegment fees. Excluding the OTC CDS contracts, which are all currently traded bilateral, transaction fees related to cleared energy trades represented 72.2% of our total OTC energy revenues for the year ended December 31, 2008. We intend to continue to support the introduction of these products in response to the requirements of our participants.

We derived transaction and clearing fees for OTC trades of $334.9 million, $205.8 million and $146.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, representing 41.2%, 35.8% and 46.7%, respectively, of our consolidated revenues.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our OTC business segment of $16.7 million, $3.5 million and $203,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in the rebates is due primarily to an increase in the amount of rebates offered for certain contracts in our North American markets, as well as increased trading activity in markets where rebates are offered.

The following tables present, for the periods indicated, the total volume or notional value of the underlying commodity and number of contracts traded in our OTC markets:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Total volume or Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	571,364	394,880	302,591
Credit default swaps (notional value)(1)	$1,064.8	—	—
North American power (in megawatt hours)	6,490	5,492	4,000
Global oil and refined products (in equivalent barrels of oil)	1,036	907	576

(1)	We began offering credit default swaps following our acquisition of Creditex on August 29, 2008. The notional value presented is for the period from September 1, 2008 to December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Number of OTC energy contracts traded:
North American natural gas	228,554	159,659	121,047
North American power	10,085	8,331	6,014
Global oil and other	8,454	8,571	3,771

Total	247,093	176,561	130,832

The following table presents the underlying commodity size for selected contracts traded in our OTC markets as well as the relevant standard of measure for such contracts:

OTC Contract	Size	Measure

Financial gas	2,500	MMBtu
Physical gas	2,500	MMBtu
East power	800	Megawatt Hours per day
West power	400	Megawatt Hours per day
Crude oil	1,000	Barrels
Refined oil	100	Barrels

The following table presents our year-end open interest for our cleared OTC energy contracts:

	As of December 31,
	2008	2007	2006
	(In thousands)

Open interest — cleared OTC energy contracts:
North American natural gas	7,486	5,986	3,781
North American power	1,784	1,161	792
Global oil and other	98	28	18

Total	9,368	7,175	4,591

Our Market Data Business Segment

The following table presents, for the years indicated, selected statement of income data in dollars and as a percentage of revenues for our market data business segment:

	Year Ended December 31,
	2008	%	2007	%	2006	%
	(Dollar amounts in thousands)

Revenues(1):
Market data fees	$54,486	61.9%	$43,140	69.3%	$18,032	61.8%
Intersegment fees	33,432	38.0	19,079	30.7	11,123	38.2
Other	47	0.1	17	—	—	—

Total revenues	87,965	100.0	62,236	100.0	29,155	100.0

Operating expenses:
Selling, general and administrative expenses(2)	2,678	3.0	2,505	4.0	2,060	7.1
Intersegment expenses	7,606	8.7	4,903	7.9	6,118	21.0
Depreciation and amortization	124	0.1	29	—	12	—

Total operating expenses	10,408	11.8	7,437	11.9	8,190	28.1

Operating income	77,557	88.2	54,799	88.1	20,965	71.9
Other income (expense), net	1,078	1.2	500	0.8	(27)	(0.1)
Income tax expense	26,885	30.6	19,910	32.0	7,328	25.1

Net income	$51,750	58.8%	$35,389	56.9%	$13,610	46.7%

(1)	Revenues attributable to related parties were $157,000 for the year ended December 31, 2006. For a discussion of our related parties, see note 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

(2)	Includes compensation and benefits expenses and professional services expenses.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview

Consolidated net income increased $60.4 million, or 25.1%, to $301.0 million for the year ended December 31, 2008 from $240.6 million for the comparable period in 2007. Net income from our futures business segment increased $30.3 million, or 24.1%, to $156.3 million for the year ended December 31, 2008 from $126.0 million for the comparable period in 2007, primarily due to higher transaction fee revenues, partially offset by a gain on disposal of an asset of $9.3 million incurred during the year ended December 31, 2007. Net income from our OTC business segment increased $13.7 million, or 17.3%, to $92.9 million for the year ended December 31, 2008 from $79.2 million for the comparable period in 2007, primarily due to higher transaction fee revenues and $11.1 million in CBOT merger-related transaction costs incurred during the year ended December 31, 2007, partially offset by the $15.7 million NCDEX impairment loss recognized during the year ended December 31, 2008. Net income from our market data business segment increased $16.4 million, or 46.2%, to $51.8 million for the year ended December 31, 2008 from $35.4 million for the comparable period in 2007, primarily due to increased market data fees relating to our global OTC markets. Consolidated operating income, as a percentage of consolidated revenues, was 60.7% for the year ended December 31, 2008 compared to 61.6% for the comparable period in 2007. Consolidated net income, as a percentage of consolidated revenues, was 37.0% for the year ended December 31, 2008 compared to 41.9% for the comparable period in 2007.

Our consolidated revenues increased $238.8 million, or 41.6%, to $813.1 million for the year ended December 31, 2008 from $574.3 million for the comparable period in 2007. This increase is primarily attributable to increased trading volumes in our futures and OTC energy markets, $52.1 million of revenue derived from execution and processing services provided by Creditex following our acquisition on August 29, 2008 and increased market data revenues.

Consolidated operating expenses increased $98.8 million, or 44.8%, to $319.5 million for the year ended December 31, 2008 from $220.7 million for the comparable period in 2007. This increase is primarily attributable to $42.6 million of expenses relating to Creditex’s business following our acquisition on August 29, 2008, additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our acquisitions, including $8.4 million related to Creditex, professional services expenses incurred relating to the establishment of and transition activities for ICE Clear Europe and higher compensation expenses incurred during the year ended December 31, 2008 due primarily to higher non-cash compensation expenses and severance costs associated with the ICE Futures U.S. floor closure. These increased costs were partially offset by $11.1 million in CBOT merger-related transactions costs incurred during the year ended December 31, 2007.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $202.9 million, or 41.4%, to $693.2 million for the year ended December 31, 2008 from $490.4 million for the comparable period in 2007. Transaction and clearing fees, as a percentage of consolidated revenues, were 85.3% for the year ended December 31, 2008 compared to 85.4% for the comparable period in 2007.

Transaction and clearing fees generated in our futures business segment increased $72.9 million, or 26.2%, to $351.5 million for the year ended December 31, 2008 from $278.6 million for the comparable period in 2007, while decreasing as a percentage of consolidated revenues to 43.2% for the year ended December 31, 2008 from 48.5% for the comparable period in 2007. The increase in transaction and clearing fees in this segment was primarily due to a 23.7% increase in our futures contract volumes, which was primarily attributable to increased liquidity brought by new market participants and price volatility. Volumes in our futures segment increased to 237.2 million contracts during the year ended December 31, 2008 from 191.8 million contracts during the comparable period in 2007. The increase in transaction and clearing fees also reflects clearing fees received for contracts traded and cleared on ICE Futures Europe following the November 2008 launch of ICE Clear Europe and greater relative volume growth for contracts traded on our ICE Futures U.S. exchange, which earn a higher transaction fee or rate per contract. The increase was offset by higher market maker rebates paid during 2008 compared to 2007. Average transaction and clearing fees per trading day increased 22.1% to $1.4 million per trading day for the year ended December 31, 2008 from $1.1 million per trading day for the comparable period in 2007.

Transaction and clearing fees generated in our OTC business segment increased $130.0 million, or 61.4%, to $341.7 million for the year ended December 31, 2008 from $211.8 million for the comparable period in 2007, primarily due to increased trading volumes. Increased trading volumes were primarily due to increased hedging, new customers, price volatility, strategic partnerships with Platts and NGX as well as the acquisitions of ChemConnect, Inc., Chatham Energy Partners, LLC and Creditex on July 9, 2007, October 1, 2007 and August 29, 2008, respectively. The increase in transaction and clearing fees also reflects clearing fees received for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. Transaction and clearing fees generated by trading in North American natural gas contracts increased $58.9 million, or 37.9%, to $214.4 million for year ended December 31, 2008 from $155.5 million for the comparable period in 2007. In addition, transaction and clearing fees generated by trading in North American power contracts increased $17.1 million, or 39.3%, to $60.4 million for the year ended December 31, 2008 from $43.3 million for the comparable period in 2007. We recognized Creditex transaction fees of $52.1 million for the year ended December 31, 2008 following our acquisition on August 29, 2008. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 42.0% for the year ended December 31, 2008 from 36.9% for the comparable period in 2007. The number of transactions or trades executed in our OTC energy business segment increased by 35.1% to 7.9 million trades for the year ended December 31, 2008 from 5.9 million trades for the comparable period in 2007. Average transaction and clearing fees per trading day for our OTC business segment increased 56.5% to $1.3 million per trading day for the year ended December 31, 2008 from $845,000 per trading day for the comparable period in 2007.

Revenues derived from electronic trade confirmation fees in our OTC business segment increased $863,000, or 14.4%, to $6.9 million for the year ended December 31, 2008 from $6.0 million for the comparable period in 2007. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, were 0.8% for the year ended December 31, 2008 compared to 1.0% for the comparable period in 2007.

Market Data Fees

Consolidated market data fees increased $32.5 million, or 46.2%, to $102.9 million for the year ended December 31, 2008 from $70.4 million for the comparable period in 2007. This increase was primarily due to increased data access fees generated in our OTC market and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated by our futures markets. During the years ended December 31, 2008 and 2007, we recognized $49.7 million and $28.9 million, respectively, in data access fees and terminal fees in our energy futures and OTC businesses. The increase in the data access fees was due to both an increase in the fees charged for data access, which came into effect October 1, 2007, and an increase in the number of customers. During the years ended December 31, 2008 and 2007, we recognized $19.7 million and $13.5 million, respectively, in terminal and license fees from data vendors in our energy futures business. The increase in the market data fees received from data vendors in our futures segment was due to both an increase in the average charge per terminal and an increase in the number of terminals. Consolidated market data fees, as a percentage of consolidated revenues, were 12.7% for the year ended December 31, 2008 compared to 12.3% for the comparable period in 2007.

Other Revenues

Consolidated other revenues increased $3.4 million to $16.9 million for the year ended December 31, 2008 from $13.5 million for the comparable period in 2007. Consolidated other revenues, as a percentage of consolidated revenues, were 2.1% for the year ended December 31, 2008 compared to 2.4% for the comparable period in 2007.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $58.4 million, or 57.6%, to $159.8 million for the year ended December 31, 2008 from $101.4 million for the comparable period in 2007. This increase includes $34.9 million in Creditex compensation and benefits expenses recognized during the period ended December 31, 2008 following the closing of the acquisition on August 29, 2008, in addition to a $12.8 million increase in non-cash compensation expenses and $1.7 million of severance costs associated with the closure of our futures open-outcry trading floors in New York and Dublin. The increase was also due to higher bonus accruals that are tied to some portion of our OTC revenue performance and due to the addition of more highly skilled and compensated employees, primarily relating to acquisitions and expansion of our technology staff. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $36.4 million for the year ended December 31, 2008 as compared to $23.6 million for the comparable period in 2007. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006 and December 2007 and the $4.3 million in non-cash compensation costs related to the Creditex stock awards we assumed in connection with the acquisition. For a discussion of our performance-based restricted shares, see note 10 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our employee headcount increased from 506 employees as of December 31, 2007 to 528 employees as of December 31, 2008, excluding the employees acquired as a result of our 2008 acquisitions. We had 267 additional employees as of December 31, 2008 relating to our acquisitions of Creditex and YellowJacket in 2008.

We expect that our compensation and benefits expenses will vary from year to year as a percentage of total revenues due to additional employees associated with the growth of our business, variable performance bonuses and non-cash compensation expenses recognized in accordance with SFAS No. 123(R). Over the next year, we expect compensation and benefits expenses to increase from current levels. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, were 19.7% for year ended December 31, 2008 compared to 17.7% for the comparable period in 2007.

Professional Services

Consolidated professional services expenses increased $6.7 million, or 28.9%, to $29.7 million for the year ended December 31, 2008 from $23.0 million for the comparable period in 2007. This increase was primarily due to $7.6 million in professional services expenses incurred during the year ended December 31,

2008 relating to the formation of ICE Clear Europe compared to $3.5 million incurred during the year ended December 31, 2007. We expect our professional services expenses to remain relatively constant in future periods. Consolidated professional services expenses, as a percentage of consolidated revenues, were 3.7% for the year ended December 31, 2008 compared to 4.0% for the comparable period in 2007.

Patent Royalty

Patent royalty expenses were $1.7 million for the year ended December 31, 2007. Consolidated patent royalty expenses, as a percentage of consolidated revenues, were 0.3% for the year ended December 31, 2007. The patent licensing agreement terminated on February 20, 2007 and there were no patent royalty expenses after this date.

CBOT Merger-Related Transaction Costs

CBOT merger-related transaction costs were $11.1 million for the year ended December 31, 2007. Consolidated CBOT merger-related transaction costs, as a percentage of consolidated revenues, were 1.9% for the year ended December 31, 2007. We did not incur any CBOT merger-related transaction costs during the year ended December 31, 2008.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $17.0 million, or 33.6%, to $67.8 million for the year ended December 31, 2008 from $50.8 million for the comparable period in 2007. This increase was primarily due to increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business and due to $6.0 million of Creditex selling, general and administrative expenses following the closing of the acquisition on August 29, 2008. We expect our selling, general and administrative expenses to increase in absolute terms in future periods in connection with the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, were 8.3% for the year ended December 31, 2008 compared to 8.8% for the comparable period in 2007.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $29.5 million, or 90.4%, to $62.2 million for the year ended December 31, 2008 from $32.7 million for the comparable period in 2007. This increase was primarily due to additional depreciation expenses recorded on fixed asset additions incurred throughout 2007 and 2008 and due to additional amortization expenses recorded on the intangible assets associated with our acquisitions and strategic partnerships in 2007 and 2008. We recorded amortization expenses on the acquired intangible assets of $29.8 million and $9.4 million during the years ended December 31, 2008 and 2007, respectively. We anticipate that depreciation and amortization expenses will increase in future periods due to the amortization of acquired intangible assets and the increase in our capital expenditures in 2008 and in the foreseeable future. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, were 7.7% for the year ended December 31, 2008 compared to 5.7% for the comparable period in 2007.

Other Income (Expense)

Consolidated other income (expense) decreased from other income of $4.9 million for the year ended December 31, 2007 to other expense of ($20.0 million) for the year ended December 31, 2008. This decrease primarily related to a $15.7 million impairment loss on the NCDEX cost method investment during the year ended December 31, 2008, a $9.3 million gain recognized on the sale of our former open-outcry disaster recover site in London during the year ended December 31, 2007 and additional interest expense incurred during the year ended December 31, 2008 on our borrowing of $195.0 million in September 2008 under our revolving credit facility. This was partially offset by $3.1 million in foreign currency transaction gains recognized during the year ended December 31, 2008 related to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations which are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.

Income Taxes

Consolidated tax expense increased $54.7 million to $172.5 million for the year ended December 31, 2008 from $117.8 million for the comparable period in 2007, primarily due to the increase in our pre-tax income and an increase in our effective tax rate. Our effective tax rate increased to 36.4% for the year ended December 31, 2008 from 32.9% for the comparable period in 2007. The effective tax rate for the year ended December 31, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which were partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the year ended December 31, 2007 is lower than the federal statutory rate primarily due to the decision in the second quarter of 2007 to indefinitely reinvest the earnings of our foreign subsidiaries, thus eliminating the need to record U.S. taxes on these earnings. The effective tax rate for the year ended December 31, 2008 is higher than the effective tax rate for the year ended December 31, 2007 primarily due to an increase in the percentage of income taxable in the United States at higher statutory tax rates in 2008 and the tax benefit recognized in the first six months of 2007 upon adoption of the indefinite reinvestment exception of APB Opinion No. 23, Accounting for Income Taxes-Special Areas.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Overview

Consolidated net income increased $97.3 million, or 67.9%, to $240.6 million for the year ended December 31, 2007 from $143.3 million for the comparable period in 2006. Net income from our futures business segment increased $73.9 million, or 141.6%, to $126.0 million for the year ended December 31, 2007 from $52.2 million for the comparable period in 2006, primarily due to higher transaction fee revenues, which benefited from our acquisition of ICE Futures U.S. and ICE Futures Canada in 2007. Net income from our OTC business segment increased $1.7 million, or 2.2%, to $79.2 million for the year ended December 31, 2007 from $77.5 million for the comparable period in 2006. Net income in our OTC business segment increased primarily due to higher transaction fee revenues, offset by $11.1 million in CBOT merger-related transaction costs incurred during the year ended December 31, 2007 and $15.7 million in interest expense incurred during the year ended December 31, 2007. Net income from our market data business segment increased $21.8 million, or 160.0%, to $35.4 million for the year ended December 31, 2007 from $13.6 million for the comparable period in 2006. Net income in our market data business segment increased primarily due to increased market data sales in our futures business. Consolidated operating income, as a percentage of consolidated revenues, was 61.6% for the year ended December 31, 2007 compared to 65.2% for the comparable period in 2006. Consolidated net income, as a percentage of consolidated revenues, was 41.9% for the year ended December 31, 2007 compared to 45.7% for the comparable period in 2006.

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

Consolidated operating expenses increased $111.6 million, or 102.2%, to $220.7 million for the year ended December 31, 2007 from $109.2 million for the comparable period in 2006. This increase is primarily attributable to $55.7 million in ICE Futures U.S. operating expenses during the year ended December 31, 2007, amortization expenses on the ICE Futures U.S. intangibles of $8.2 million during year ended December 31, 2007, $11.1 million in CBOT merger-related transaction costs being incurred during the year ended December 31, 2007, and higher compensation expenses during the year ended December 31, 2007 due to non-cash compensation expenses recognized under SFAS No. 123(R) and an increase in our employee headcount.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $216.7 million, or 79.2%, to $490.4 million for the year ended December 31, 2007 from $273.6 million for the comparable period in 2006. Transaction and clearing fees, as a percentage of consolidated revenues, were 85.4% for the year ended December 31, 2007 compared to 87.2% for the comparable period in 2006.

Transaction and clearing fees generated in our futures business segment increased $155.2 million, or 125.7%, to $278.6 million for the year ended December 31, 2007 from $123.4 million for the comparable period in 2006, while increasing as a percentage of consolidated revenues to 48.5% for the year ended December 31, 2007 from 39.3% for the comparable period in 2006. The increase in transaction and clearing fees was primarily due to our acquisitions of ICE Futures U.S. and ICE Futures Canada on January 12, 2007 and August 27, 2007, respectively, an increase in our energy futures contract volumes and a transaction fee increase effective July 1, 2007 for ICE Futures Europe, partially offset by an increase in the transaction fee rebates for certain futures contracts. Futures contract volumes increased for ICE Futures Europe primarily due to increased liquidity brought by new market participants due to electronic trading and increased trading of the ICE WTI Crude futures contract, which was launched in February 2006. Volumes at ICE Futures Europe increased 49.3% to 138.5 million contracts traded during the year ended December 31, 2007 from 92.7 million contracts traded during the comparable period in 2006. ICE Futures U.S. adjusted its exchange fee rates effective August 1, 2007, including adding a surcharge on certain electronic trading products. Average transaction and clearing fees per trading day for our futures business segment increased 132.7% to $1.1 million per trading day for the year ended December 31, 2007 from $482,000 per trading day for the comparable period in 2006.

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

Increased volumes in our OTC business segment were primarily due to increased trading activity in North American natural gas and power markets as a result of the availability of cleared OTC contracts, as well as increased liquidity brought by new market participants and increased volatility relating to geopolitical events, real and perceived supply and demand imbalances and weather. Transaction fees generated by trading in North American natural gas contracts increased $38.2 million, or 32.6%, to $155.5 million for year ended December 31, 2007 from $117.3 million for the comparable period in 2006. In addition, transaction fees generated by trading in North American power contracts increased $16.1 million, or 59.2%, to $43.3 million for the year ended December 31, 2007 from $27.2 million for the comparable period in 2006. The continued growth in trading volumes in OTC contracts can be attributed in part to the continued introduction and use of cleared OTC contracts, which eliminates the need for a counterparty to post capital against each trade and also reduces requirements for entering into multiple negotiated bilateral settlement agreements to enable trading with other counterparties.

Revenues derived from electronic trade confirmation fees in our OTC business segment increased $2.5 million, or 71.3%, to $6.0 million for the year ended December 31, 2007 from $3.5 million for the comparable period in 2006. Consolidated electronic trade confirmation fees, as a percentage of consolidated revenues, were 1.0% for the year ended December 31, 2007 compared to 1.1% for the comparable period in 2006.

Market Data Fees

Consolidated market data fees increased $36.2 million, or 105.6%, to $70.4 million for the year ended December 31, 2007 from $34.2 million for the comparable period in 2006. This increase was primarily due to the new terminal fees and license fees that we receive from data vendors derived from ICE Futures U.S. following our acquisition, increased data access fees in our OTC markets and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated from ICE Futures Europe. During the year ended December 31, 2007 and 2006, we recognized $28.9 million and $17.6 million, respectively, in data access fees and terminal fees in our energy futures and OTC businesses. During the year ended December 31, 2007 and 2006, we recognized $13.5 million and $11.5 million, respectively, in terminal and license fees from data vendors in our energy futures business. The increase in the market data fees received from data vendors in our energy futures business was due to both an increase in the average fee per terminal and an increase in the number of terminals. We recognized $20.9 million in terminal and license fees from data vendors of ICE Futures U.S. during the year ended December 31, 2007. ICE Futures U.S. adjusted its market data rates effective June 1, 2007. Consolidated market data fees, as a percentage of consolidated revenues, were 12.3% for the year ended December 31, 2007 compared to 10.9% for the comparable period in 2006.

Other Revenues

Consolidated other revenues increased $7.6 million to $13.5 million for the year ended December 31, 2007 from $5.9 million for the comparable period in 2006. This increase was primarily due to trade registration system fees of $2.0 million recognized during the year ended December 31, 2007 and $6.0 million in other revenues relating to ICE Futures U.S. Other revenues for ICE Futures U.S. include certification fees, grading fees, booth fees and broker telephone billing fees. Consolidated other revenues, as a percentage of consolidated revenues, were 2.4% for the year ended December 31, 2007 compared to 1.9% for the comparable period in 2006.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $51.6 million, or 103.8%, to $101.4 million for the year ended December 31, 2007 from $49.8 million for the comparable period in 2006. This increase was primarily due to the inclusion of $25.9 million in compensation and benefits expenses relating to ICE Futures U.S. in our consolidated results for the year ended December 31, 2007, an increase in non-cash compensation expenses and an increase in our employee headcount. The non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $23.6 million for the year ended December 31, 2007 as compared to $8.8 million for the comparable period in 2006. This increase was primarily due to non-cash compensation costs recognized for the performance-based restricted stock that was granted in December 2006. Our employee headcount increased from 226 employees as of December 31, 2006 to 277 employees as of December 31, 2007 (excluding the employees acquired as a result of our acquisitions). ICE Futures U.S. employee headcount decreased from 282 employees as of January 12, 2007, the acquisition date, to 198 employees as of December 31, 2007. We had an additional 31 employees as of December 31, 2007 relating to the other four acquisitions. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, were 17.7% for year ended December 31, 2007 compared to 15.9% for the comparable period in 2006.

Professional Services

Consolidated professional services expenses increased $11.7 million, or 102.3%, to $23.0 million for the year ended December 31, 2007 from $11.4 million for the comparable period in 2006. This increase was primarily due to the inclusion of $6.0 million in ICE Futures U.S. professional services expenses in our consolidated results for the year ended December 31, 2007 and $3.5 million in professional services expenses incurred relating to the establishment of ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, were 4.0% for the year ended December 31, 2007 compared to 3.6% for the comparable period in 2006.

Patent Royalty

Patent royalty expenses decreased $7.3 million to $1.7 million for the year ended December 31, 2007 from $9.0 million for the comparable period in 2006. Consolidated patent royalty expenses, as a percentage of consolidated revenues, were 0.3% for the year ended December 31, 2007 versus 2.9% for the comparable period in 2006. The patent licensing agreement terminated on February 20, 2007 and there were no patent royalty expenses after this date.

CBOT Merger-Related Transaction Costs

CBOT merger-related transaction costs were $11.1 million for the year ended December 31, 2007. Consolidated CBOT merger-related transaction costs, as a percentage of consolidated revenues, were 1.9% for the year ended December 31, 2007. We did not incur any CBOT merger-related transaction costs during the year ended December 31, 2006.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $25.5 million, or 100.9%, to $50.8 million for the year ended December 31, 2007 from $25.3 million for the comparable period in 2006. This increase was primarily due to $19.1 million of selling, general and administrative expenses related to the business of ICE Futures U.S. and increased costs of hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. We have begun to relocate our technology operations and our support systems, including our primary data center and our disaster recovery site, to Chicago. Our disaster recovery site was relocated from London to Chicago in June 2007. The primary data center migrated from Atlanta to Chicago in January 2008. Therefore, we have incurred some redundant costs at our technology facilities in Atlanta, London and Chicago during this transition period. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, were 8.8% for the year ended December 31, 2007 compared to 8.1% for the comparable period in 2006.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $19.0 million, or 138.5%, to $32.7 million for the year ended December 31, 2007 from $13.7 million for the comparable period in 2006. This increase was primarily due to the amortization on the acquired ICE Futures U.S. intangibles of $8.2 million for the year ended December 31, 2007, the depreciation on the $43.3 million in fixed asset additions incurred during the year ended December 31, 2007 and the inclusion of $4.5 million in ICE Futures U.S. depreciation expenses in our consolidated results for the year ended December 31, 2007. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, were 5.7% for the year ended December 31, 2007 compared to 4.4% for the comparable period in 2006.

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

	Three Months Ended,
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008(1)	2008(2)	2008	2008	2007	2007	2007(3)	2007(4)
	(In thousands)

Revenues:
Transaction fees, net:
Futures:
ICE Brent Crude futures	$24,470	$21,583	$23,809	$23,109	$21,320	$22,071	$21,796	$22,121
ICE WTI Crude futures	11,352	10,837	12,722	13,030	12,592	12,791	11,889	12,670
ICE Gas Oil futures	11,440	10,740	9,532	10,929	10,599	10,051	7,911	8,329
Sugar futures and options	11,864	17,345	21,491	26,248	12,160	12,829	14,823	8,835
Cotton futures and options	3,595	3,998	6,281	9,297	4,992	4,920	5,032	2,976
Russell index futures and options	9,023	4,269	126	122	181	149	110	102
Other futures products and options	13,947	12,563	13,129	14,650	10,556	10,522	9,224	7,042
OTC:
North American natural gas	40,090	55,171	59,076	60,066	43,410	41,665	34,275	36,183
North American power	14,177	14,364	16,157	15,702	12,627	12,212	9,713	8,797
Credit derivative swaps	35,537	16,561	—	—	—	—	—	—
Other commodities markets	1,570	1,758	2,300	2,326	2,393	2,199	1,237	1,044
Electronic trade confirmation services	1,093	1,786	2,041	1,953	1,725	1,681	1,362	1,242
Market data fees	26,960	25,771	25,493	24,720	23,306	17,225	15,846	14,019
Other	2,142	4,698	5,003	5,062	3,435	3,420	3,436	3,248

Total revenues	207,260	201,444	197,160	207,214	159,296	151,735	136,654	126,608

Operating expenses:
Compensation and benefits	57,004	41,186	30,923	30,679	34,913	23,009	21,717	21,758
Professional services	6,716	9,089	6,928	6,972	4,820	6,650	6,714	4,863
Patent royalty	—	—	—	—	—	—	—	1,705
CBOT merger-related transaction costs(3)	—	—	—	—	33	144	10,944	—
Selling, general and administrative	20,157	17,626	15,680	14,337	13,457	12,170	13,002	12,130
Depreciation and amortization	26,056	14,401	10,844	10,946	9,546	8,898	7,748	6,509

Total operating expenses	109,933	82,302	64,375	62,934	62,769	50,871	60,125	46,965

Operating income	97,327	119,142	132,785	144,280	96,527	100,864	76,529	79,643
Other income (expense), net(4)(1)	(16,171)	(860)	(1,146)	(1,861)	(438)	(1,590)	(1,322)	8,221
Income tax expense	32,301	43,319	46,775	50,129	31,437	32,593	21,514	32,278

Net income(1)	$48,855	$74,963	$84,864	$92,290	$64,652	$66,681	$53,693	$55,586

(1)	The financial results for the three months ended December 31, 2008 include an impairment loss on the NCDEX cost method investment of $15.7 million, which was recorded as other expense. For additional information, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. Excluding this charge, net of taxes, our consolidated net income for the three months ended December 31, 2008 would have been $60.1 million. See also “— Non-GAAP Financial Measures” below.

(2)	The financial results for the three months ended September, 2008 include the results of Creditex for the period from September 1, 2008 to September 30, 2008, following the acquisition of Creditex on August 29, 2008.

(3)	The financial results for the three months ended June 30, 2007 include $10.9 million in CBOT merger-related transaction costs, or $7.1 million after tax.

(4)	The financial results for the three months ended March 31, 2007 include the results of ICE Futures U.S. for the period from January 13, 2007 to March 31, 2007 and also include a gain of $9.3 million, or $5.8 million after tax, relating to the sale our former open-outcry disaster recovery site in London.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, and the development of our electronic trading platforms. We financed the cash portion of our merger with ICE Futures U.S. in 2007 with cash on hand and borrowings under a senior unsecured credit facility discussed below. We financed the other acquisitions we made in 2007 and 2008 with a combination of stock and cash on hand. We financed the stock repurchases under the stock repurchase plan during the year ended December 31, 2008 with cash on hand and borrowings under the senior unsecured credit facility. We believe that cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with our strategic acquisitions or investments. See also “— Future Capital Requirements” below.

Cash and Cash Equivalents, Short-Term and Long-Term Investments and Short-Term and Long-Term Restricted Cash

We had consolidated cash and cash equivalents of $283.5 million and $119.6 million as of December 31, 2008 and 2007, respectively. We had $6.5 million and $141.0 million in short-term and long-term investments as of December 31, 2008 and 2007, respectively, and $136.5 million and $22.6 million in short-term and long-term restricted cash as of December 31, 2008 and 2007, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments. We classify all investments that we intend to hold for more than one year as long-term investments. We classify all cash that is not available for general use, either due to FSA requirements or through restrictions in specific agreements, as restricted cash. For a discussion of the increase in the restricted cash balances and a decrease in our investments balances, refer to notes 4 and 5 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K

We invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, foreign and domestic government securities, equity securities and municipal bonds through a third party asset management company. We classify these investments as available-for-sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale investments are carried at their fair values with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. We do not have any investments classified as held-to-maturity or trading.

We have entered into an agreement with a third party asset management company to manage our cash over a predetermined operating cash threshold for an agreed upon fee. The agreement specifies our investment objectives, as well as guidelines for and restrictions on investments. The investment objectives are to preserve principal value, invest in high-quality investment grade securities, to maintain adequate liquidity to meet account demands and to maximize income. The investments guidelines limit the types of investments that the third party asset management company can enter into based on pre-approved guidelines relating to types of securities, amount of investments and maturity.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by (used in):
Operating activities	$375,112	$287,781	$150,689
Investing activities	(69,746)	(637,388)	(27,628)
Financing activities	(141,119)	264,759	58,339
Effect of exchange rate changes	(322)	188	2,855

Net increase (decrease) in cash and cash equivalents	$163,925	$(84,660)	$184,255

Operating Activities

Consolidated net cash provided by operating activities was $375.1 million, $287.8 million and $150.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $87.3 million increase in net cash provided by operating activities for the year ended December 31, 2008 from the comparable period in 2007 is primarily due to the $30.3 million increase in the futures business segment’s net income, the $16.4 million increase in the market data business segment’s net income and the $13.7 million increase in the OTC business segment’s net income for the year ended December 31, 2008 from the comparable period in 2007. The $137.1 million increase in net cash provided by operating activities for the year ended December 31, 2007 from the comparable period in 2006 is primarily due to the $21.8 million increase in the market data business segment’s net income and the $73.9 million increase in the futures business segment’s net income for the year ended December 31, 2007 from the comparable period in 2006.

Investing Activities

Consolidated net cash used in investing activities was $69.7 million, $637.4 million and $27.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. These activities primarily relate to cash paid for acquisitions and other intangibles, sales and purchases of available-for-sale investments, changes in the restricted stock balances and capital expenditures in each period for software, including internally developed software, and for computer and network equipment. The cash paid for acquisitions, net of cash acquired, for the years ended December 31, 2008 and 2007 were $44.6 million and $480.1 million, respectively, and we paid $52.7 million for the purchase of the Russell licensing agreement during the year ended December 31, 2007. We had a net decrease (increase) in investments classified as available-for-sale of $134.4 million, ($59.6 million) and $36.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and a net increase in restricted cash of $106.1 million, $6.4 million and $3.6 million, respectively, due to changes in the restricted cash balances between periods. The increase in the restricted cash balance during the year ended December 31, 2008 primarily relates to the $100.0 million restricted for the ICE Clear Europe guaranty fund. We incurred capitalized software development costs of $18.3 million, $12.3 million and $7.4 million million for the years ended December 31, 2008, 2007 and 2006, respectively. Capital expenditures totaled $30.5 million, $31.0 million and $12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. These capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms, our new London office and physical relocation of our primary data center and disaster recovery sites in January 2008.

Financing Activities

Consolidated net cash provided by (used in) financing activities was ($141.1 million), $264.8 million and $58.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Consolidated net cash used in financing activities for the year ended December 31, 2008 primarily relates to $300.0 million used to finance stock repurchases under a $500.0 million stock repurchase program approved by our board of directors, $46.0 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $37.5 million of borrowing repaid under our credit facilities, partially offset by $195.0 million in additional borrowings under our credit facilities to finance a portion of the stock repurchases and $44.1 million in excess tax benefits from stock-based compensation. Consolidated net cash provided by financing activities for the year ended December 31, 2007 primarily relates to the $250.0 million in proceeds received from borrowings under the credit agreement and $60.8 million in excess tax benefits generated from stock-based compensation, partially offset by $25.5 million in cash payments related to treasury shares received for restricted stock and stock option tax payments as well as $28.1 million in repayments under the credit agreement. Consolidated net cash provided by financing activities for the year ended December 31, 2006 primarily relates to the $41.0 million excess tax benefits from stock-based compensation and $22.0 million in proceeds from the exercise of common stock options.

Loan Agreements

We financed the cash portion of the ICE Futures U.S. acquisition with cash on hand and borrowings under a senior unsecured credit facility dated January 12, 2007, which we refer to in this report as our credit facilities. The credit facilities provide for a term loan facility in the aggregate principal amount of $250.0 million and a revolving credit facility in the aggregate principal amount of $250.0 million. We used the proceeds of the $250.0 million term loan along with $166.8 million of cash on hand to finance the $416.8 million cash component of the ICE Futures U.S. acquisition. Under the terms of the credit facilities, we can borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time until its termination on January 12, 2010. We have agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S. to provide short-term liquidity, if necessary, in the event of a default by a clearing member. During the three months ended September 30, 2008, we borrowed $195.0 million of the amount available under the revolving credit facility which, combined with $105.0 million of cash on hand, was used to make $300.0 million in stock repurchases. For a discussion of the stock repurchase program, refer to note 10 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The remaining amount under the revolving credit facility, which is $5.0 million after factoring in the $50.0 million reserved for ICE Clear U.S., could be used by us for general corporate purposes.

As of December 31, 2008, we had outstanding borrowings under the credit facilities of $379.4 million, representing a $184.4 million outstanding six month LIBOR loan under the term loan facility with a stated interest rate of 2.44% per annum and a $195.0 million six month LIBOR loan outstanding under the revolving credit facility with a stated interest rate of 3.73% per annum. For outstanding borrowings under the term loan facility, we began making payments on June 30, 2007, and will make payments quarterly thereafter until January 12, 2012, the fifth anniversary of the closing date of the acquisition of ICE Futures U.S. For outstanding borrowings under the revolving credit facility, all amounts outstanding must be repaid on January 12, 2010. The credit facilities include an unutilized revolving credit commitment that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The credit facilities require us to use 100% of the net cash proceeds raised from debt issuances or asset dispositions, with certain limited exceptions, to prepay outstanding loans under the credit facilities. With limited exceptions, we may prepay the outstanding loans under the credit facilities, in whole or in part, without premium or penalty. The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with all applicable covenants under the credit facilities.

On June 27, 2008, we entered into a separate senior unsecured credit agreement, or the credit agreement, which provides for a 364-day revolving credit facility in the aggregate principal amount of $150.0 million, which may be increased to $200.0 million under certain conditions. The credit agreement is available for operational use solely by ICE Clear Europe. No amounts are outstanding under the credit agreement as of December 31, 2008. The credit agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. We have been and are currently in compliance with all applicable covenants under the credit agreement.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory compliance costs, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $30 million and $40 million in 2009, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2010. We expect our capitalized software development costs to remain relatively consistent with our 2008 capitalized software development costs.

We currently have $5.0 million available under our revolving credit facility which could be used by us for general corporate purposes, after factoring in the $50.0 million reserved for ICE Clear U.S. The revolving credit facility is currently the only significant agreement or arrangement that we have with third parties to provide us with sources of liquidity and capital resources other than the revolving credit facility in the aggregate principal amount of $150.0 million which is available for operational use solely by ICE Clear Europe. In the event that we consummate any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to help raise the necessary funds. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us, particularly given prevailing economic conditions and disruptions in the credit markets.

Off-Balance Sheet Entities

We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2008:

	Payments Due by Period
		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Contractual Obligations:
Long-term debt and interest	$397,471	$57,837	$320,743	$18,891	$—
Russell licensing agreement	107,159	14,400	38,016	54,743	—
Operating and capital leases	72,125	15,737	28,649	22,238	5,501
Other liabilities	48,266	24,766	18,500	2,000	3,000

Total contractual cash obligations	$625,021	$112,740	$405,908	$97,872	$8,501

We have excluded from the contractual obligations and commercial commitments table above $12.1 billion in margin deposits and guaranty funds liabilities. Clearing members of ICE Clear Europe, ICE Clear U.S. and ICE Clear Canada are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with offsetting current liabilities to the clearing members that deposited them. See Note 14 to our consolidation financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

We have also excluded from the contractual obligations and commercial commitments table above $12.6 million in uncertain tax liabilities that are expected to be reversed within the next five years. Of this amount, $4.7 million is expected to be settled within the next year, $7.1 million is expected to be settled in the next two to three years and $785,000 is expected to be settled in the next four to five years. The anticipated reduction in the balance of the liability is due primarily to the anticipated expiration of the applicable statute of limitations. At this time, we are not able to determine which portion, if any, of the uncertain tax benefits will be settled by means of a cash payment so it has not been included in the table above.

Non-GAAP Financial Measures

We provide adjusted net income and adjusted earnings per common share as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because the NCDEX cost method impairment charge described below does not reflect historical operating performance. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles or GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto.

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

Adjusted net income for the 2008 periods below is calculated by adding net income and the NCDEX impairment charge, presented net of tax. We do not believe this item is representative of our future operating performance since the charge was not consistent with our historical operations. We believe that the NCDEX impairment charge is an unusual expense and is not representative of historical operating performance. Adjusted earnings per common share is calculated as adjusted net income divided by the weighted average common shares outstanding. These calculations exclude the NCDEX impairment charge. The following table reconciles our 2008 net income for the periods presented to adjusted net income and calculates adjusted earnings per common share.

			OTC
	Consolidated		Segment
	Year Ended	Three Months	Year Ended
	December 31,	Ended	December 31,
	2008	December 31, 2008	2008
	(In thousands, except per share amounts)

Net income	$300,972	$48,855	$92,879
Add: NCDEX impairment charge	15,700	15,700	15,700
Less: Income tax benefit of NCDEX impairment charge	(4,477)	(4,477)	(4,477)

Adjusted net income	$312,195	$60,078	$104,102

Earnings per common share on net income:
Basic	$4.23	$0.68

Diluted	$4.17	$0.67

Adjusted earnings per common share on adjusted net income:
Adjusted basic	$4.39	$0.83

Adjusted diluted	$4.33	$0.82

Weighted average common shares outstanding:
Basic	71,184	72,280

Diluted	72,164	73,465

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 became effective for us beginning in fiscal year 2008. Our adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for us beginning in fiscal year 2008. Our adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect that SFAS No. 141(R) will have an impact on our accounting for future business combinations once adopted but the extent of the impact is dependent upon the size, complexity and number of acquisitions that are made in the future. In addition, as of December 31, 2008, we have included deferred acquisition costs of $2.2 million in our consolidated balance sheet related to the expected 2009 acquisition of The Clearing Corporation. These deferred costs will be expensed upon our adoption of SFAS No. 141(R) on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish and improve accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for our 2009 fiscal year. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

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

Goodwill and Other Identifiable Intangible Assets

We have significant intangible assets related to goodwill and other acquired intangibles. Our determination of the fair value of the intangible assets, related estimated useful lives of intangible assets and whether or not these assets are impaired requires us to make significant judgments. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2008, we had goodwill of $1,434.8 million and net other intangible assets of $728.9 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over the lesser of their contractual or estimated useful lives.

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

Our goodwill and other indefinite lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more often if events or changes in circumstances indicate that value may be impaired. The reporting unit levels for our impairment testing of goodwill are the OTC reporting unit, The Creditex reporting unit, the ICE Futures U.S. reporting unit, the ICE Futures Europe reporting unit, the ICE Futures Canada reporting unit and the market data reporting unit. This analysis has not resulted in impairment through December 2008.

Capitalized Software Development Costs

We capitalize costs related to software developed or obtained for internal use in accordance with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $18.3 million, $12.3 million and $7.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term debt and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of December 31, 2008 and 2007, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $426.5 million and $283.2 million, respectively, of which $23.1 million and $16.0 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $4.3 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of December 31, 2008, we had $379.4 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $3.8 million, assuming no change in the volume or composition of our outstanding debt. The interest rates on our outstanding debt are currently reset on a quarterly or semi-annual basis.

Foreign Currency Exchange Rate Risk

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the period-end foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $3.1 million, $842,000 and ($288,000) for the years ended December 31, 2008, 2007 and 2006, respectively, primarily attributable to the fluctuations of pounds sterling and euros relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar increased from 1.8434 for the year ended December 31, 2006 to 2.0020 for the year ended December 31, 2007 and then decreased to 1.8545 for the year ended December 31, 2008.

Of our consolidated revenues, 3.3%, 1.2% and 7.2% were denominated in pounds sterling, euros or Canadian dollars for the years ended December 31, 2008, 2007 and 2006, respectively. Of our consolidated operating expenses, 20.2%, 15.9% and 29.8% were denominated in pounds sterling or Canadian dollars for the years ended December 31, 2008, 2007 and 2006, respectively. As the pounds sterling, euros or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would not have a significant impact on our financial condition or results of operations.

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

The revenues, expenses and financial results of ICE Futures Europe and the other U.K. subsidiaries have historically been denominated in pounds sterling, which previously was functional currency of our U.K. subsidiaries. We had foreign currency translation risk equal to our net investment in our U.K. subsidiaries. The financial statements of our U.K. subsidiaries were translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. Effective as of July 1, 2006, the functional currency of the majority of our U.K. subsidiaries became the U.S. dollar. The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Normally, it is the currency of the environment in which an entity primarily generates and expends cash. Once the functional currency of a foreign entity is determined, that determination should be used consistently unless significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. A change in functional currency should be accounted for prospectively, and previously issued financial statements should not be restated for a change in functional currency. In addition, if the functional currency changes from a foreign currency to the reporting currency, as is the case with us, translation adjustments for prior periods should not be removed from equity and the translated amounts for non-monetary assets as the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods. The functional currency switched based on various economic factors and circumstances, including the fact that beginning in the second quarter of 2006, ICE Futures Europe began to charge and collect exchange fees in U.S. dollars rather than pounds sterling in its key futures contracts, including crude oil and heating oil contracts. We will no longer recognize any translation adjustments in the consolidated financial statements subsequent to June 30, 2006 for those U.K. subsidiaries that have switched their functional currency to the U.S. dollar.

In connection with our acquisition of ICE Futures Canada in August 2007 and Creditex in August 2008, we have foreign currency translation risk equal to our net investment in certain Canadian and U.K. subsidiaries. The revenues, expenses and financial results of these Canadian and U.K. subsidiaries are denominated in Canadian dollars or pounds sterling, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity. As of December 31, 2008, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $22.4 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0120 as of December 31, 2007 to 0.8170 as of December 31, 2008 and the period-end foreign currency exchange rate for pounds sterling to the U.S. dollar decreased from 1.9843 as of December 31, 2007 to 1.4619 as of December 31, 2008.

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

The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2009 Proxy Statement.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

As permitted by SEC regulations, our management has excluded Creditex Group Inc. from its assessment of internal control over financial reporting as of December 31, 2008 since it was acquired in a purchase business combination in 2008. Creditex Group Inc. is a wholly-owned subsidiary with total assets of $87.6 million as of December 31, 2008 and total revenues of $52.2 million since the date of acquisition.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee, subject to ratification by our shareholders. Ernst & Young LLP has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. The reports of our registered public accounting firm are contained in this Annual Report.

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher Chairman of the Board and Chief Executive Officer	Scott A. Hill Senior Vice President, Chief Financial Officer

February 11, 2009	February 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
IntercontinentalExchange, Inc.

We have audited IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IntercontinentalExchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying “Report of Management on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Creditex Group Inc., which is included in the 2008 consolidated financial statements of IntercontinentalExchange, Inc. and constituted $87.6 million and $43.3 million of total and net assets, respectively, as of December 31, 2008 and $52.2 million and $5.0 million of revenues and net income, excluding intercompany charges, respectively, for the year then ended. Our audit of internal control over financial reporting of IntercontinentalExchange, Inc. also did not include an evaluation of the internal control over financial reporting of Creditex Group Inc.

In our opinion, IntercontinentalExchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, of IntercontinentalExchange, Inc. and Subsidiaries and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS

Board of Directors and Shareholders
IntercontinentalExchange, Inc.

We have audited the accompanying consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Atlanta, Georgia
February 10, 2009

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$283,522	$119,597
Short-term restricted cash	30,724	19,624
Short-term investments	3,419	140,955
Customer accounts receivable, net of allowance for doubtful accounts of $1,400 and $370 at December 31, 2008 and 2007, respectively	81,248	52,018
Margin deposits and guaranty funds	12,117,820	792,052
Prepaid expenses and other current assets	35,855	17,848

Total current assets	12,552,588	1,142,094

Property and equipment, net	88,952	63,524

Other noncurrent assets:
Goodwill	1,434,816	1,009,687
Other intangible assets, net	728,855	537,722
Long-term restricted cash	105,740	3,000
Cost method investments	32,724	38,778
Other noncurrent assets	15,906	1,540

Total other noncurrent assets	2,318,041	1,590,727

Total assets	$14,959,581	$2,796,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49,663	$27,811
Accrued salaries and benefits	41,096	23,878
Current portion of licensing agreement	12,686	10,572
Current portion of long-term debt	46,875	37,500
Income taxes payable	17,708	11,687
Margin deposits and guaranty funds	12,117,820	792,052
Current portion of unearned government grant	8,737	1,748
Other current liabilities	17,057	5,713

Total current liabilities	12,311,642	910,961

Noncurrent liabilities:
Noncurrent deferred tax liability, net	194,301	108,739
Long-term debt	332,500	184,375
Noncurrent portion of licensing agreement	82,989	89,645
Long-term unearned government grant	—	8,737
Other noncurrent liabilities	24,901	17,032

Total noncurrent liabilities	634,691	408,528

Total liabilities	12,946,333	1,319,489

Commitments and contingencies
Minority interest	5,949	—

Redeemable stock put	1,068	—

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 76,502 and 70,963 shares issued at December 31, 2008 and 2007, respectively; 72,364 and 69,711 shares outstanding at December 31, 2008 and 2007, respectively	765	710
Treasury stock, at cost; 4,138 and 1,252 shares at December 31, 2008 and 2007, respectively	(355,520)	(30,188)
Additional paid-in capital	1,608,344	1,043,971
Retained earnings	732,752	431,708
Accumulated other comprehensive income	19,890	30,655

Total shareholders’ equity	2,006,231	1,476,856

Total liabilities and shareholders’ equity	$14,959,581	$2,796,345

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Transaction and clearing fees, net (including $13,657 with related-parties in 2006)	$693,229	$490,358	$273,629
Market data fees (including $412 with related-parties in 2006)	102,944	70,396	34,236
Other (including $680, $1,729 and $1,984 with related-parties in 2008, 2007 and 2006, respectively)	16,905	13,539	5,934

Total revenues	813,078	574,293	313,799

Operating expenses:
Compensation and benefits	159,792	101,397	49,750
Professional services	29,705	23,047	11,395
Patent royalty	—	1,705	9,039
CBOT merger-related transaction costs	—	11,121	—
Selling, general and administrative	67,800	50,759	25,266
Depreciation and amortization	62,247	32,701	13,714

Total operating expenses	319,544	220,730	109,164

Operating income	493,534	353,563	204,635

Other income (expense):
Interest and investment income	11,536	11,865	8,565
Interest expense	(19,573)	(18,641)	(231)
Other income (expense), net	(12,001)	11,647	(426)

Total other income (expense), net	(20,038)	4,871	7,908

Income before income taxes	473,496	358,434	212,543
Income tax expense	172,524	117,822	69,275

Net income	$300,972	$240,612	$143,268

Earnings per common share:
Basic	$4.23	$3.49	$2.54

Diluted	$4.17	$3.39	$2.40

Weighted average common shares outstanding:
Basic	71,184	68,985	56,474

Diluted	72,164	70,980	59,599

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands)

												Accumulated Other
			Class A		Class A							Comprehensive Income
			Common		Common							Net Unrealized Gain (Loss) from
	Common		Stock,		Stock,				Additional	Deferred		Foreign	Available-	Net	Total
	Stock		Series 1		Series 2		Treasury Stock		Paid-in	Stock	Retained	Currency	For-Sale	Investment	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Compensation	Earnings	Translation	Securities	Hedges	Equity

Balance, January 1, 2006	18,400	$184	2,863	$29	35,782	$358	(1,534)	$(5,541)	$177,602	$(6,899)	$47,911	$21,338	$91	$(2,450)	$232,623
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	8,525	(93)	—	8,432
Exercise of common stock options	2,407	24	—	—	103	1	(3)	(188)	21,981	—	—	—	—	—	21,818
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123(R)	—	—	—	—	—	—	—	—	(6,899)	6,899	—	—	—	—	—
Conversion of Class A common stock, Series 1 and Series 2 into common stock	38,748	388	(2,863)	(29)	(35,885)	(359)	—	—	—	—	—	—	—	—	—
Treasury shares received for restricted stock and stock option tax payments	—	—	—	—	—	—	(69)	(4,765)	—	—	—	—	—	—	(4,765)
Stock-based compensation	—	—	—	—	—	—	—	—	9,489	—	—	—	—	—	9,489
Issuance of restricted stock	16	—	—	—	—	—	135	746	(746)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	43,313	—	—	—	—	—	43,313
Issuance of common stock	25	—	—	—	—	—	—	—	290	—	—	—	—	—	290
Net income	—	—	—	—	—	—	—	—	—	—	143,268	—	—	—	143,268

Balance, December 31, 2006	59,596	596	—	—	—	—	(1,471)	(9,748)	245,030	—	191,179	29,863	(2)	(2,450)	454,468
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	3,183	61	—	3,244
Exercise of common stock options	1,044	11	—	—	—	—	(4)	(472)	9,920	—	—	—	—	—	9,459
Issuance of shares for acquisitions	10,303	103	—	—	—	—	—	—	707,560	—	—	—	—	—	707,663
Treasury shares received during acquisition	—	—	—	—	—	—	(1)	(197)	—	—	—	—	—	—	(197)
Treasury shares received for restricted stock and stock option tax payments	—	—	—	—	—	—	(181)	(24,814)	—	—	—	—	—	—	(24,814)
Stock-based compensation	—	—	—	—	—	—	—	—	25,415	—	—	—	—	—	25,415
Issuance of restricted stock	20	—	—	—	—	—	405	5,043	(5,043)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	61,089	—	—	—	—	—	61,089
Cumulative effect of adoption of FIN 48	—	—	—	—	—	—	—	—	—	—	(83)	—	—	—	(83)
Net income	—	—	—	—	—	—	—	—	—	—	240,612	—	—	—	240,612

Balance, December 31, 2007	70,963	710	—	—	—	—	(1,252)	(30,188)	1,043,971	—	431,708	33,046	59	(2,450)	1,476,856
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(10,657)	(108)	—	(10,765)
Exercise of common stock options	397	4	—	—	—	—	(1)	(225)	5,206	—	—	—	—	—	4,985
Issuance of shares for acquisitions	4,906	49	—	—	—	—	—	—	496,532	—	—	—	—	—	496,581
Repurchases of common stock	—	—	—	—	—	—	(3,220)	(300,000)	—	—	—	—	—	—	(300,000)
Change in fair value of redeemable stock put	—	—	—	—	—	—	—	—	—	—	72	—	—	—	72
Treasury shares received for restricted stock and stock option tax payments	—	—	—	—	—	—	(295)	(45,783)	—	—	—	—	—	—	(45,783)
Stock-based compensation	—	—	—	—	—	—	—	—	39,112	—	—	—	—	—	39,112
Issuance of restricted stock	236	2	—	—	—	—	630	20,676	(20,678)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	—	—	—	—	44,201	—	—	—	—	—	44,201
Net income	—	—	—	—	—	—	—	—	—	—	300,972	—	—	—	300,972

Balance, December 31, 2008	76,502	$765	—	$—	—	$—	(4,138)	$(355,520)	$1,608,344	$—	$732,752	$22,389	$(49)	$(2,450)	$2,006,231

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Net income	$300,972	$240,612	$143,268
Other comprehensive income:
Foreign currency translation adjustments, net of tax of ($1,677), $655 and $830 for the years ended December 31, 2008, 2007 and 2006, respectively	(10,657)	3,183	8,525
Change in available-for-sale securities, net of tax of ($39), $22 and ($34) for the years ended December 31, 2008, 2007 and 2006, respectively	(108)	61	(93)

Comprehensive income	$290,207	$243,856	$151,700

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities
Net income	$300,972	$240,612	$143,268

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,247	32,701	13,714
Gain on disposal of assets	—	(9,268)	—
Amortization of debt issuance costs	1,644	698	147
Allowance for doubtful accounts	530	(615)	724
Loss on impairment of NCDEX	15,700	—	—
Net realized gains on sales of available-for-sale investments	(47)	(171)	(882)
Stock-based compensation	36,382	23,595	8,825
Minority interest	55	—	—
Deferred taxes	(16,986)	(3,222)	(5,345)
Excess tax benefits from stock-based compensation	(44,080)	(60,812)	(40,996)
Changes in assets and liabilities:
Customer accounts receivable:
Trade, net	(15,159)	(4,919)	(19,397)
Related-parties	777	(329)	1,325
Prepaid expenses and other current assets	(3,051)	(2,359)	(4,310)
Noncurrent assets	1,029	1,267	(510)
Income taxes payable	58,023	74,003	37,791
Accounts payable, accrued salaries and benefits, and other accrued liabilities	(22,924)	(3,400)	16,335

Total adjustments	74,140	47,169	7,421

Net cash provided by operating activities	375,112	287,781	150,689

Investing activities
Capital expenditures	(30,484)	(30,999)	(12,377)
Capitalized software development costs	(18,328)	(12,267)	(7,438)
Cash paid for acquisitions, net of cash acquired	(44,606)	(480,114)	—
Purchase of intangible assets	—	(61,099)	—
Proceeds from sale of assets	—	13,269	—
Cost method investment	(2,385)	(40)	(36,937)
Proceeds from sales of available-for-sale investments	236,935	272,771	346,090
Purchases of available-for-sale investments	(102,567)	(332,357)	(309,227)
Capitalized acquisition costs	(2,210)	(121)	(4,124)
Increase in restricted cash	(106,101)	(6,431)	(3,615)

Net cash used in investing activities	(69,746)	(637,388)	(27,628)

Financing activities
Excess tax benefits from stock-based compensation	44,080	60,812	40,996
Net proceeds from issuance of common stock	—	—	290
Proceeds from credit facilities	195,000	250,000	—
Repayments of credit facilities	(37,500)	(28,125)	—
Issuance costs for credit facilities	(1,519)	(2,375)	—
Payments relating to treasury shares received for restricted stock and stock option tax payments and exercises	(46,008)	(25,484)	(4,953)
Repurchases of common stock	(300,000)	—	—
Payments on capital lease obligations	(382)	—	—
Proceeds from exercise of common stock options	5,210	9,931	22,006

Net cash provided by (used in) financing activities	(141,119)	264,759	58,339

Effect of exchange rate changes on cash and cash equivalents	(322)	188	2,855

Net increase (decrease) in cash and cash equivalents	163,925	(84,660)	184,255
Cash and cash equivalents, beginning of year	119,597	204,257	20,002

Cash and cash equivalents, end of year	$283,522	$119,597	$204,257

Supplemental cash flow disclosure
Cash paid for income taxes	$129,879	$54,255	$38,279

Cash paid for interest	$10,963	$14,586	$86

Supplemental noncash investing and financing activities
Common stock and vested stock options issued for acquisitions	$499,768	$707,663	$—

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns 100% of ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company owns 100% of ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the soft commodity, index and currency futures and options markets. The Company owns 100% of ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian Commodity Futures Exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. The Company acquired 100% of Creditex Group Inc. (“Creditex”) on August 29, 2008. Creditex operates in the OTC credit default swaps (“CDS”) markets. In addition, the Company currently operates three central counterparty clearing houses. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg and Singapore.

The Company currently operates the OTC energy markets as an exempt commercial market (“ECM”) pursuant to the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission (“CFTC”). As an ECM, the Company is required to file a notice with the CFTC, provide the CFTC with access to its trading system and certain trading reports and respond to requests for information or records from the CFTC.

ICE Futures Europe is subject to extensive regulation in the United Kingdom by the Financial Services Authority (“FSA”), in accordance with the Financial Services and Markets Act 2000. ICE Futures Europe is responsible for maintaining financial resources sufficient for the proper performance of its functions as a Recognized Investment Exchange, and, in order to satisfy this requirement, is obligated to maintain a minimum amount of liquid financial assets at all times.

ICE Futures U.S. is subject to extensive regulation in the U.S. by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading conducted in the U.S. be conducted on a commodity exchange designated as a contract market by the CFTC. It also establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of specified futures contracts is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading in the same or similar contracts. As a designated contract market, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the Commodity Exchange Act. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of ICE Futures U.S.’s self-regulatory programs in these areas.

ICE Futures Canada’s operations are subject to extensive regulation by the Manitoba Securities Commission (“MSC”), under the Commodity Futures Act (Manitoba) (“CFA”). The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange. It establishes financial and non-financial criteria for an exchange. ICE Futures Canada also has surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and ICE Futures Canada is under the audit jurisdiction of the MSC with respect to these self-regulatory functions.

The Company also owns three clearing houses. ICE Clear Europe clears and settles contracts for ICE Futures Europe and OTC cleared contracts and is regulated by the FSA as a Recognized Clearing House. ICE Futures U.S. owns its clearing house, ICE Clear U.S., which clears and settles contracts traded on, or subject to the rules of, ICE Futures U.S. ICE Clear U.S. is a Derivatives Clearing Organization and is

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

regulated by the CFTC. ICE Futures Canada owns its clearing house, ICE Clear Canada, which clears and settles contracts traded on, or subject to the rules of, ICE Futures Canada. ICE Clear Canada is a recognized clearing house under the provisions of the CFA and is regulated by the MSC.

The Company does not risk its own capital by engaging in any trading activities or by extending credit to market participants.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed several acquisitions in 2008 and 2007 and has included the financial results of these companies in its consolidated financial statements effective from the respective acquisition dates forward.

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

Minority Interest

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as minority interests. In connection with the Company’s acquisition of Creditex, the Company holds a 50.1% equity ownership in QW Holdings LLC, which the Company consolidates. QW Holdings LLC owns Q-WIXX, which is a dealer-to-client electronic platform for trading portfolios of CDS. The platform is a joint initiative between Creditex and the dealer community and has been operated in both North America and Europe since June 2007. A minority interest in QW Holdings LLC is recorded in the accompanying consolidated balance sheet as of December 31, 2008 for the ownership interest held by the limited partners.

Segment and Geographic Information

The Company currently has three reportable operating segments: its OTC business segment, its futures business segment, and its market data business segment. All three operate across domestic and international markets. Substantially all of the Company’s identifiable assets are located in the United States, the United Kingdom and Canada.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less to be cash equivalents.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Restricted Cash

The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to FSA requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets (Note 4).

Short-Term and Long-Term Investments

The Company invests a portion of its cash in excess of short-term operating needs in government securities, equity securities, investment-grade marketable debt securities and municipal bonds (Note 5). These investments are classified as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company does not have any investments classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings.

The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations and requirements, certain investments with maturities beyond 12 months are classified as current assets in the accompanying consolidated balance sheets. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.

Cost Method Investments

The Company uses the cost method to account for investments in companies that the Company does not control and for which the Company does not have the ability to exercise significant influence over the entities operating and financial policies (Note 6).

Margin Deposits and Guaranty Funds

Original margin, variation margin and guaranty funds held by the Company’s clearing houses for clearing members may be in the form of cash, money market mutual fund shares, Government obligations, or letters of credit (Note 14). Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These securities are held in safekeeping and are only pledged to the Company’s clearing houses, and the Company’s clearing houses do not take legal ownership.

Property and Equipment

Property and equipment are recorded at cost, reduced by accumulated depreciation (Note 7). Depreciation and amortization expense related to property and equipment is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the asset. The Company reviews the remaining estimated useful lives of its property and equipment at each balance sheet date and will make adjustments to the estimated remaining

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

useful lives whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals of property and equipment are included in other income and losses on disposals of property and equipment and are included in depreciation expense. Maintenance and repairs are expensed as incurred.

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

The Company tests its goodwill for impairment at the reporting unit level, which in some cases is different than the operating segment level where the goodwill is reported under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The reporting unit levels for the Company’s goodwill are the OTC, Creditex, ICE Futures U.S, ICE Futures Europe, ICE Futures Canada and market data reporting units. Goodwill impairment testing at the reporting unit level is performed utilizing a two-step methodology in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company’s indefinite-lived intangible assets are evaluated for impairment annually in its fiscal fourth quarter or more often if events or changes in circumstances indicate that the asset may be impaired. Such evaluation includes comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. This analysis did not result in an impairment charge during the years ended December 31, 2008, 2007 or 2006.

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

Income Taxes

The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. The majority of the Company’s foreign subsidiaries are based in the United Kingdom and they file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. Deferred tax expenses and benefits are recognized for changes in deferred tax assets and liabilities. The difference between the statutory income tax rate and our effective tax rate for a given period is primarily a reflection of the tax effects of our foreign operations, general business and tax credits, tax-exempt income, state income taxes and the non-deductibility of certain expenses.

Revenue Recognition

The Company’s revenues primarily consist of transaction and clearing fee revenues for OTC and futures transactions executed through the Company’s internet-based global electronic platform, through the ICE Futures U.S. open-outcry exchange or through the Company’s Creditex voice brokers and are recognized on the date the transactions occur. The Company calculates the transaction and clearing fee revenues based on the volume of each commodity traded multiplied by the transaction rate for each commodity type. The futures transaction and clearing fee revenues are determined on the basis of the transaction and clearing fee charged for each contract traded on the exchange. Prior to the launch of ICE Clear Europe in November 2008, the Company did not recognize any clearing revenue on the ICE Futures Europe and OTC cleared contracts and the cleared transaction fees were remitted by LCH.Clearnet Ltd, a clearing house based in London, to ICE Futures Europe and to the Company for cleared OTC contracts on a monthly basis.

Transaction and clearing fees are recorded net of rebates of $93.0 million, $37.3 million and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company offers rebates in certain of its markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate. Typically, the Company offers these rebates until it believes the market has generated sufficient liquidity and volume so that the rebates are no longer needed to sustain and promote liquidity. These rebates reduce revenue that the Company would have generated had it charged full transaction fees and had it generated the same volume without the rebate program.

Market data fee revenues primarily include terminal and license fees received from data vendors in exchange for the provision of real-time futures price information and data access fees. Market data fees are charged to data vendors on a monthly basis based on the number and type of terminals they have carrying futures data. Each data vendor also pays an annual license fee, which is deferred and recognized as revenue ratably over the period of the annual license. Market data fee revenues also include monthly data access fees charged to customers that are signed up to trade on the OTC electronic platform. The monthly data access amount for each company is based on the number of users at each company signed up to trade on the electronic platform. The difference between the monthly data access fee total for each company and the actual

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

amount of commissions paid that month for trading activity is recognized as monthly data access revenues. The actual amount of commissions paid that month for trading activity is recognized as transaction and clearing fee revenues.

Other revenues are recognized as services are provided or they are deferred and amortized ratably over the periods to which they relate.

Sources of Supplies

The Company uses 13 primary vendors for equipment used in the electronic platform and its network. If these vendors were unable to meet the Company’s needs, management believes that the Company could obtain this equipment from other vendors on comparable terms and that its operating results would not be materially adversely affected.

Credit Risk and Significant Customers

The Company’s accounts receivable related to its OTC business segment and its market data business segment subjects the Company to credit risk, as the Company does not require its customers to post collateral for bilateral trades or for market data services. The Company does not risk its own capital in transactions or extend credit to market participants in any commodities markets. The Company limits its risk of loss by allowing trading access to companies that qualify as eligible commercial entities, as defined in the Commodity Exchange Act, and by terminating access to trade to entities with delinquent accounts.

The growth of cleared OTC energy products also limits the Company’s risk of loss in its OTC business as the clearing houses collect cleared transaction fees on the date the transactions occur. During the year ended December 31, 2008, 62.7% of the OTC business segment commission fee revenues were from cleared trades. The futures businesses have minimal credit risk as all of their transaction revenues are currently cleared through ICE Clear Europe, ICE Clear U.S. or ICE Clear Canada. The Company’s clearing businesses have substantial credit risk, as more fully described in Note 14.

The Company’s accounts receivable is stated at cost. There were no accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2008 or December 31, 2007. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2008, 2007 or 2006.

Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. SFAS No. 123(R), Share-Based Payment, requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expenses over the requisite service period in the Company’s consolidated financial statements.

During the years ended December 31, 2008, 2007 and 2006, the Company recognized excess tax benefits of $44.2 million, $61.1 million and $43.3 million, respectively, as an increase to the additional paid-in capital balance. Of that amount, $44.1 million, $60.8 million and $41.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, were qualifying excess tax benefits that are eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. In accordance with SFAS No. 123(R), the $44.1 million, $60.8 million and $41.0 million is reported as a financing cash flow in the accompanying consolidated statement of cash flows for the years ended December 31, 2008, 2007 and 2006, respectively.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Regarding the ordering of tax benefits to determine whether an excess tax benefit is realized, as well as to measure that excess tax benefit, the Company follows applicable tax laws and disregards indirect effects of the excess tax benefit.

Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statement of income for the year ended December 31, 2008 was $36.4 million and $11.5 million, respectively, and was $23.6 million and $7.4 million, respectively, for the year ended December 31, 2007 and was $8.8 million and $2.8 million, respectively, for the year ended December 31, 2006. The amount expensed for the years ended December 31, 2008, 2007 and 2006 is net of $2.5 million, $1.8 million and $664,000, respectively, of stock-based compensation that was capitalized as software development costs.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, if one was to exist.

Earnings Per Common Share

Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive (Note 19).

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (Note 10).

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost method investments, short-term and long-term debt and other short-term assets and liabilities. The fair value of the investments is determined primarily by quoted prices in active markets for identical securities. The fair value of short-term and long-term debt approximates carrying value since the rate of interest on the debt adjusts to market rates on a periodic basis. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

We carry our cost method investments at cost, or if a decline in the value of the investment is deemed to be other than temporary, at fair value. Estimates of fair value are generally based on a discounted cash flow analysis.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses

In accordance with SFAS No. 52, Foreign Currency Translation, the functional currency of all the Company’s U.K. subsidiaries had historically been pounds sterling. The Company translated the assets and liabilities of its U.K. subsidiaries into U.S. dollars using period-end exchange rates and the revenues and expenses of these entities were translated using the average exchange rates for the reporting period. Translation adjustments were recorded in accumulated other comprehensive income, a separate component of shareholders’ equity in the accompanying consolidated balance sheets and in the consolidated statements of comprehensive income.

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

In connection with the Company’s acquisition of ICE Futures Canada in August 2007 and Creditex in August 2008 (Note 3), the Company now has foreign currency translation risk equal to its net investment in certain Canadian and U.K. subsidiaries. The revenues, expenses and financial results of these Canadian and U.K. subsidiaries are denominated in Canadian dollars or pounds sterling, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account, a component of shareholders’ equity.

The Company has foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through its operations which are received in or paid in pounds sterling or euros due to the increase or decrease in the period-end foreign currency exchange rates between periods. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net gains (losses) of $3.1 million, $842,000 and ($288,000) for the years ended December 31, 2008, 2007 and 2006, respectively.

Marketing and Promotional Fees

Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $4.3 million, $4.1 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS No. 157 became effective for the Company beginning in fiscal year 2008. The Company’s adoption of SFAS No. 157 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

for which the fair value option has been elected are reported in earnings. SFAS No. 159 became effective for the Company beginning in fiscal year 2008. The Company’s adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141(R)”). SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including expensing acquisition related costs as incurred, valuing non-controlling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects that SFAS No. 141(R) will have an impact on its accounting for future business combinations once adopted but the extent of the impact is dependent upon the size, complexity and number of acquisitions that are made in the future. In addition, as of December 31, 2008, the Company has included deferred acquisition costs of $2.2 million in its consolidated balance sheet in non-current assets related to the expected 2009 acquisition of The Clearing Corporation. The Clearing Corporation is a clearing house that provides clearing and settlement services to its participants for trades in futures contracts, options on futures contracts and OTC transactions executed on various exchanges and marketplaces. These deferred costs will be expensed upon the Company’s adoption of SFAS No. 141(R) on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish and improve accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for the Company’s 2009 fiscal year. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

3.	Acquisitions

Creditex Acquisition

The Company acquired 100% of Creditex on August 29, 2008 for a combination of stock and cash. The Company also assumed the Creditex stock option and restricted stock award plans. Creditex is a market leader and innovator in the execution and processing of CDS with markets spanning the United States, Europe and Asia. Creditex serves the most liquid segments of the traded CDS market, including indexes, single-name instruments and standardized tranches. The acquisition provides the Company with the opportunity to expand into the global CDS market, including trade execution and post-trade services. The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

their estimated fair values as of August 29, 2008. The total purchase price was $535.4 million, and was comprised of the following (in thousands):

Cash paid to Creditex stockholders	$48,684
Fair value of the Company’s common stock and vested stock options issued	475,197
Excess working capital	6,188
Transaction costs	5,326

Total purchase price	$535,395

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

Under purchase accounting, the total purchase price was allocated to Creditex’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of August 29, 2008, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation is as follows (in thousands):

Cash and cash equivalents and short-term investments	$45,913
Other current assets	35,795
Property and equipment	5,368
Goodwill	380,080
Identifiable intangible assets	215,400
Other noncurrent assets	20,896
Current liabilities	(55,510)
Deferred tax liabilities on identifiable intangible assets	(99,110)
Other long-term liabilities and minority interests	(13,437)

Total purchase price allocation	$535,395

The entire goodwill amount above is included in the OTC business segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The entire goodwill amount above was allocated to the Creditex reporting unit for purposes of future impairment testing.

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of Creditex’s business. The following table sets forth the components of intangible assets associated with the acquisition as of December 31, 2008 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life

Customer relationships	$184,000	$3,534	$180,466	12 years
Non-compete agreements	15,100	2,990	12,110	1-1.75 years
Developed technology	13,700	1,476	12,224	5 years
Trade names	2,600	433	2,167	2 years

Total	$215,400	$8,433	$206,967

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Customer relationships represent the established and ongoing relationships with Creditex’s existing customers. Non-compete agreements represent the estimated fair value of agreements with Creditex’s brokers and management team. Developed technology represents both internally and externally developed software related to Creditex trading operations. Trade names represent the estimated fair value of the Creditex trade names and trademarks. The customer relationships intangible assets and the developed technology intangible assets are being amortized using an accelerated method over their estimated useful lives and the other intangible assets are being amortized using the straight-line method over their estimated useful lives.

The financial information in the table below summarizes the combined results of operations of the Company and Creditex, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented. Such pro forma financial information is based on the historical financial statements of the Company and Creditex. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the preliminary valuation of Creditex’s tangible assets and identifiable intangible assets resulting from the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and Creditex for the years ended December 31, 2008 and 2007 in the following table (in thousands).

	Year Ended December 31,
	2008	2007

Revenues	$933,584	$733,634
Net Income	$286,841	$225,924
Earnings per common share — Basic	$3.77	$3.06
Earnings per common share — Diluted	$3.72	$2.95

ICE Futures U.S. Acquisition

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

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation is as follows (in thousands):

Cash and cash equivalents and short-term investments	$39,945
Margin deposits and guaranty funds	784,385
Other current assets	14,993
Property and equipment	16,149
Goodwill	890,573
Identifiable intangible assets	327,500
Other noncurrent assets	24,658
Accounts payable and other accrued liabilities	(37,985)
Accrued restructuring costs	(14,366)
Margin deposits and guaranty funds	(784,385)
Deferred tax liabilities	(114,108)
Other long-term liabilities	(23,917)

Total purchase price allocation	$1,123,442

The entire goodwill amount above is included in the OTC business segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. Of the ICE Futures U.S. goodwill balance above, $443.5 million was allocated to the OTC reporting unit, $266.1 million was allocated to the ICE Futures Europe reporting unit, $19.7 million was allocated to the market data reporting unit and the remaining $161.3 million was allocated to the ICE Futures U.S. reporting unit for purposes of impairment testing. The goodwill from the ICE Futures U.S. acquisition was allocated based on the portion of the synergy, costs savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition.

The following table sets forth the components of intangible assets associated with the acquisition as of December 31, 2008 (in thousands, except years):

		Accumulated	Net Book
Intangible Asset	Fair Value	Amortization	Value	Useful Life

Agriculture and soft commodity trading products	$195,200	$—	$195,200	Indefinite
Financial trading products	14,400	1,003	13,397	20 years
Customer relationships	29,700	4,030	25,670	17-20 years
Technology	7,900	5,178	2,722	3 years
Non-compete agreements	12,000	7,894	4,106	2-5 years
DCM/DCO designation	68,300	—	68,300	Indefinite

Total	$327,500	$18,105	$309,395

The agriculture and soft commodity trading products identifiable intangible asset relates to the core trading product rights and privileges relating to the agriculture and soft commodity trading products. An indefinite life was used for the agriculture and soft commodity trading products as these products have traded for many years at ICE Futures U.S., ICE Futures U.S. is allowed to trade these products without requiring a license from any third party and authorizations by the CFTC to trade these products are perpetual. The financial trading products have been assigned a 20 year useful life as they do not have a long trading history, are not unique to ICE Futures U.S. and in some cases are dependent on licenses with third parties. Customer relationships represent the underlying relationships with ICE Futures U.S.’s existing customers. Technology

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

represents both internally and externally developed software related to clearing operations, back office, floor operations and general operations. Non-compete agreements represent the estimated fair value of agreements with ICE Futures U.S.’s former management team. DCM/DCO designation represents Designated Contract Market (“DCM”) and Derivatives Clearing Organization (“DCO”) designations available from the CFTC under the Commodity Exchange Act when certain standards are met. The customer relationships intangible asset and the financial trading products intangible asset are being amortized using an accelerated method and the other finite-lived intangible assets are being amortized using the straight-line method.

As a part of the acquisition of ICE Futures U.S., the Company formed a plan to restructure the ICE Futures U.S. duplicative employee functions to align them with the Company’s existing business functions and to streamline ICE Futures U.S.’s operations. The restructuring costs and the related payments are documented in the following table (in thousands):

Reserve balance, January 12, 2007	$11,040
Increase in reserve	3,326
Cost applied against the reserve	(11,761)

Reserve balance, December 31, 2007	2,605
Cost applied against the reserve	(2,605)

Reserve balance, December 31, 2008	$—

Other Acquisitions

On February 13, 2008, the Company acquired 100% of YellowJacket Software, Inc. (“YellowJacket”) for a combination of stock and cash. YellowJacket is a financial technology firm that operates electronic trade negotiation technology which offers a range of trading tools including instant communication, negotiation and data for various financial markets. With the YellowJacket platform, traders can aggregate and consolidate fragmented instant message-based communications and key transaction details on a single screen. The acquisition has been accounted for as a purchase business combination. The financial results of YellowJacket have been included in the OTC business segment from the date of acquisition.

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

On August 27, 2007, the Company acquired 100% of ICE Futures Canada and its clearing house, ICE Clear Canada, Inc., for cash. ICE Futures Canada is the leading agricultural futures exchange in Canada and it offers futures and options contracts on canola and western barley. In connection with the acquisition, the Company transitioned the trading of the ICE Futures Canada products to the Company’s electronic platform in December 2007. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the futures business segment from the date of acquisition.

On July 9, 2007, the Company acquired certain assets of ChemConnect Inc. for cash. ChemConnect is an electronic marketplace for the trading of OTC natural gas liquids and chemical products, including propane, ethane, ethylene, propylene and benzene. On the closing date of the acquisition, the Company transitioned the trading of these products to the Company’s electronic platform. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the OTC business segment from the date of acquisition.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On February 28, 2007, the Company acquired all the assets of Commoditrack, Inc. for a combination of cash and the Company’s common stock. The acquisition enables the Company to provide its customers a real-time risk management program as well as the ability to download trades and access profit and loss detail on the Company’s electronic platform. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the OTC business segment from the date of acquisition.

The aggregate cost of these other acquisitions was $150.7 million, which was paid in cash and stock. Under purchase accounting, the total purchase price was allocated to net tangible and identifiable intangible assets based on estimated fair values of these assets. The Company will make additional payments in cash or stock to certain former shareholders of YellowJacket and former shareholders of certain other acquired companies if specified revenue targets or certain other strategic goals specified in the purchase agreements for those acquired companies are achieved. The maximum annual contingent payments that could be made in 2009 and 2010 are $16.2 million and $79.2 million, respectively.

4.	Short-Term and Long-Term Restricted Cash

As a Recognized Investment Exchange, the FSA in the United Kingdom requires ICE Futures Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2008 and 2007, this amount was equal to $12.1 million and $13.1 million, respectively, and is reflected as short-term restricted cash in the accompanying consolidated balance sheets.

The Company owns 100% of ICE Markets Limited, which is based in London and supports the markets for European energy commodities, performs helpdesk functions and is authorized by the FSA to act as an arranger of deals in investments. The FSA requires ICE Markets Limited to maintain a minimum level of financial resources, which is calculated monthly on the basis of 25% of the relevant annual expenditures, adjusted for any illiquid assets. As of December 31, 2008 and 2007, the resource requirement was equal to $1.9 million and $2.7 million, respectively, and is reflected as short-term restricted cash in the accompanying consolidated balance sheets.

The Company formed ICE Clear Europe to serve as a clearing house to perform the clearing and settlement of each futures and options contract that trades through ICE Futures Europe and for all of the Company’s cleared OTC energy products. ICE Clear Europe began clearing these contracts in November 2008, upon the transition of the clearing function from LCH.Clearnet Ltd. ICE Clear Europe has been recognized by the FSA as a U.K. Recognized Clearing House. As such, the FSA requires ICE Clear Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2008, the resource requirement was equal to $7.2 million and is reflected as short-term restricted cash in the accompanying consolidated balance sheet.

Consistent with the other clearing houses that the Company owns, ICE Clear Europe requires that each clearing member make deposits in a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe has committed $100.0 million of its own cash as part of its guaranty fund. This contribution was made in July 2008 and this cash is reflected as long-term restricted cash in the consolidated balance sheet as of December 31, 2008. ICE Clear U.S. and ICE Clear Canada do not contribute to their respective guaranty funds.

As of December 31, 2008 and 2007, there is $15.3 million and $6.9 million, respectively, of cash held as escrow for previous acquisitions that is reflected as short-term and long-term restricted cash in the accompanying consolidated balance sheets.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Short-Term and Long-Term Investments

Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value using primarily quoted prices in active markets for identical securities, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of December 31, 2008, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Foreign government securities	$143	$1	$—	$144
U.S. Treasury securities	1,997	—	—	1,997
Equity securities	8	—	2	6
Corporate bonds	1,320	—	48	1,272
Municipal bonds	3,065	—	—	3,065

Total	$6,533	$1	$50	$6,484

As of December 31, 2007, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Government securities	$418	$—	$1	$417
Corporate bonds	28,757	106	46	28,817
Municipal bonds	111,721	—	—	111,721

Total	$140,896	$106	$47	$140,955

The contractual maturities of these investments as of December 31, 2008, were as follows (in thousands):

Estimated
Fair
Value

Maturities:
Due within 1 year	$3,107
Due within 1 year to 5 years	312
Due within 5 years to 10 years	—
Due after 10 years	3,065

Total	$6,484

Investments that the Company intends to hold for more than one year are classified as long-term investments. The Company currently expects to hold $3.1 million of the investments for more than one year as of December 31, 2008 and has classified them as long-term investments in the accompanying consolidated balance sheet. The $3.1 million in long-term investments relates to an auction rate security that failed to settle at auction during the year ended December 31, 2008 due to recent credit market conditions. The fair value of this auction rate security, which has continued to pay the full coupon rate and has a high credit rating, was determined based on level 3 unobservable inputs, which means the inputs reflect management’s own assumptions and the assets trade infrequently, and are supported by little or no market activity that are significant to the fair value of the asset. The Company does not intend to hold any of the other investments for more than one year. Therefore, the Company has classified the remaining $3.4 million and $141.0 million as short-term investments in the accompanying consolidated balance sheet as of December 31, 2008 and 2007, respectively.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less at the time of purchase to be cash equivalents. Due to the Company’s decision to shift more of its funds into cash equivalent investments, the available-for-sale short-term and long-term investments decreased from $141.0 million as of December 31, 2007 to $6.5 million as of December 31, 2008. The decision to invest more in cash and cash equivalent investments was primarily due to credit market conditions.

6.	Cost Method Investments and Impairment of NCDEX

The Company has an 8% equity ownership in the National Commodity and Derivatives Exchange, Ltd (“NCDEX”), a derivatives exchange located in Mumbai, India, which it acquired for $37.0 million in 2006. In response to political pressure regarding high commodity prices, the Indian government suspended trading in several key agricultural contracts traded on NCDEX during the year ended December 31, 2007. It is not yet certain whether these suspensions will be permanent. However, the Company currently believes that the delisting of the contracts may be a temporary event as price volatility actually increased after the contracts were delisted from trading, suggesting little to no correlation between trading in these products and price volatility. The Company also may be required to sell a portion of its NCDEX stake by June 30, 2009 as a result of a recently announced change in Indian law that limits the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%. The Company, as well as NCDEX and other non-Indian NCDEX shareholders, have petitioned the Indian government and the Forward Markets Commission, the market regulator, to either increase the foreign ownership limit, to grandfather those who were foreign investors at the time that the law was passed in August 2008 or to extend the amount of time permitted to sell interests in excess of 5% given current market challenges. If these petitions are not successful, the Company could be required to sell the 3% interest by June 2009 or shortly thereafter. The Company currently believes there may not be sufficient demand for its shares due to current market conditions such that it will likely not be able to recover its carrying value if it is required to sell the 3% stake in the near term.

The Company has estimated the current fair value of the NCDEX investment to be in the range of $19 million to $23 million as of December 31, 2008. The fair value of this investment was determined based on level 3 unobservable inputs, which represent management’s own assumptions. The level 3 inputs were based on analyses of discounted cash flows, comparable investments made by other companies and revenue multiples, weighted based on applicability. Observable inputs were not available as the asset trades infrequently and has little or no market activity that would be useful in estimating fair value. Given the significance of the decrease in the estimated fair value resulting from the suspended trading of the key NCDEX contracts, potential foreign investment limits, current market conditions and the uncertainty surrounding the potential for the Company to recover the carrying value of the investment, the Company has written down its cost method investment in NCDEX. As of December 31, 2008, the Company recorded an impairment loss of $15.7 million, reducing the carrying value of the investment to $21.3 million. The $15.7 million impairment loss was recognized as other expense in the accompanying consolidated statement of income for the year ended December 31, 2008. The Company will continue to monitor the $21.3 million carrying value and if it is determined that additional other-than-temporary impairment exists, the Company will recognize an impairment loss equal to the difference between the fair value and the adjusted carrying value of the 8% equity stake.

The Company has cost method investments in The Clearing Corporation and in Trade-Settlement, Inc., both of which the Company acquired in connection with its acquisition of Creditex on August 29, 2008. Trade-Settlement, Inc. is a post trade loan settlement process company that serves the global primary and secondary syndicated loan markets. The Company also has cost method investments in LCH.Clearnet Ltd, a third party clearing house that previously cleared the Company’s OTC and energy futures contracts until the transition to ICE Clear Europe in November 2008, and in Psydex Corporation, a company that provides news aggregation services. The Company uses the cost method to account for these investments as the Company

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

does not control and does not have the ability to exercise significant influence over the operating and financial policies of these companies.

7.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2008 and 2007:

	December 31,		Depreciation
	2008	2007	Period
	(In thousands)		(In years)

Computer and network equipment	$64,398	$46,393	3
Software and internally developed software	94,733	70,336	3
Office furniture and equipment	12,830	11,707	5
Leasehold improvements	27,028	14,492	7

	198,989	142,928
Less accumulated depreciation and amortization	(110,037)	(79,404)

Property and equipment, net	$88,952	$63,524

For the years ended December 31, 2008, 2007 and 2006, amortization of software and internally developed software was $12.7 million, $8.1 million and $6.1 million, respectively, and depreciation of all other property and equipment was $19.7 million, $15.1 million and $4.7 million, respectively. The unamortized software and internally developed software balances were $32.8 million and $21.5 million as of December 31, 2008 and 2007, respectively.

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

8.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the years ended December 31, 2008 and 2007 (in thousands):

Goodwill balance at January 1, 2007	$79,575
Acquisition of ICE Futures U.S.	890,466
Other acquisitions	37,801
Other activity	1,845

Goodwill balance at December 31, 2007	1,009,687
Acquisition of Creditex	380,080
Acquisition of YellowJacket	46,961
Other activity	(1,912)

Goodwill balance at December 31, 2008	$1,434,816

The Company completed the ICE Futures U.S. acquisition during the year ended December 31, 2007, which resulted in goodwill of $890.6 million, and the Creditex acquisition during the year ended December 31, 2008, which resulted in goodwill of $380.1 million (Note 3). The Company also completed the acquisition of YellowJacket during the year ended December 31, 2008 and the acquisitions of Commoditrack, ChemConnect, ICE Futures Canada and Chatham during the year ended December 31, 2007. The total amount of goodwill

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

expected to be deductible for tax purposes for the Company’s acquisitions is $15.1 million. The other activity in the goodwill balance relates to adjustments to the purchase price and related goodwill for acquisitions completed in the prior years, primarily relating to updated valuations of identified intangible assets, and to foreign currency translation adjustments. The Company did not recognize any impairment losses on goodwill during the years ended December 31, 2008, 2007 and 2006.

Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2008 and 2007:

	December 31,
	2008	2007	Useful Life
	(In thousands)		(In years)

Customer relationships	$249,409	$62,709	4 to 20
Russell licensing rights	149,796	149,796	7
Trading products with finite lives	14,400	14,400	20
Non-compete agreements	31,402	15,502	1 to 5
Technology	31,580	9,383	3 to 11
Other	2,585	665	2 to 5

	479,172	252,455
Less accumulated amortization	(45,516)	(15,754)

Total finite-lived intangible assets, net	433,656	236,701

Trading products with indefinite-lives	212,684	216,858
DCM/DCO designation for ICE Futures U.S.	68,300	68,300
Other	14,215	15,863

Total other indefinite-lived intangible assets	295,199	301,021

Total other intangible assets, net	$728,855	$537,722

See Note 3 for a discussion of the $327.5 million in other intangible assets relating to the ICE Futures U.S. acquisition during the year ended December 31, 2007 and $215.4 million in other intangible assets relating to the Creditex acquisition during the year ended December 31, 2008. See Note 15 for a discussion of the $149.8 million in Russell licensing rights. In addition to the Creditex acquisition, the Company also increased the other intangibles assets by $5.5 million during the year ended December 31, 2008 relating to the YellowJacket acquisition completed during the year ended December 31, 2008 and updated valuations of identified intangible assets for acquisition completed during the year ended December 31, 2007.

For the years ended December 31, 2008, 2007 and 2006, amortization of other intangible assets was $29.8 million, $9.5 million and $648,000, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 11.3 years. The Company expects future amortization expense from other intangible assets as of December 31, 2008 to be as follows (in thousands):

2009	$63,354
2010	55,860
2011	54,642
2012	53,068
2013	52,377
Thereafter	154,355

$433,656

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9.	Credit Facilities

The Company has a senior unsecured credit agreement under which a term loan facility in the aggregate principal amount of $184.4 million is outstanding as of December 31, 2008, and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). Under the terms of the Credit Facilities, the Company may borrow an aggregate principal amount of up to $250.0 million under the revolving credit facility at any time until its termination on January 12, 2010. The Company has agreed to reserve $50.0 million of the $250.0 million available under the revolving credit facility for use by ICE Clear U.S., ICE Futures U.S.’s clearing organization, to provide short-term liquidity, if necessary, in the event of default by a clearing member firm. The Company borrowed $195.0 million under the revolving credit facility during the three months ended September 30, 2008 and that amount is outstanding as of December 31, 2008. This amount was used by the Company for stock repurchases (Note 10). The remaining amount under the revolving credit facility, which is $5.0 million after factoring in the $50.0 million reserved for ICE Clear U.S., could be used by the Company for general corporate purposes.

Loans under the Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia Bank, National Association’s (“Wachovia”) prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 0.625% to 1.125% on the LIBOR loans and from 0.00% to 0.125% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each loan is payable quarterly. As of December 31, 2008, the Company had a six-month LIBOR loan for $184.4 million outstanding under the term loan facility with a stated interest rate of 2.44% per annum, including the applicable margin rate at December 31, 2008 of 0.625% on the LIBOR loan. For the borrowings under the term loan facility, the Company began making payments on June 30, 2007, and will make payments quarterly thereafter until January 12, 2012, the fifth anniversary of the closing date of the merger with ICE Futures U.S. Aggregate principal maturities on this note over each of the next four years are $46.9 million, $50.0 million, $68.8 million and $18.7 million in 2009, 2010, 2011 and 2012, respectively. As of December 31, 2008, the Company had a six-month LIBOR loan for $195.0 million outstanding under the revolving credit facility with a stated interest rate of 3.60% per annum, including the applicable margin rate at December 31, 2008 of 0.50% on the LIBOR loan. For the borrowings under the revolving credit facility, any amount borrowed would need to be repaid by January 12, 2010.

The Credit Facilities require the Company to use 100% of the net cash proceeds raised from debt issuances or asset dispositions, with certain limited exceptions, to prepay outstanding loans under the Credit Facilities. With limited exceptions, the Company may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty. The Credit Facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The Company has been and is currently in compliance with all applicable covenants under the Credit Facilities.

On June 27, 2008, the Company entered into a separate senior unsecured credit agreement (the “Credit Agreement”) with Wachovia, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The Credit Agreement provides for a 364-day revolving credit facility in the aggregate principal amount of $150.0 million, which may be increased to $200.0 million under certain conditions. The Credit Agreement is available for operational use solely by ICE Clear Europe, the Company’s wholly-owned U.K. clearing house. Loans under the Credit Agreement shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate or (ii) the federal funds rate plus 0.5%. The applicable margin rate ranges from 1.50% to 2.50% on the LIBOR loans

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and from 0.50% to 1.50% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. No amounts are outstanding under the $150.0 million Credit Agreement as of December 31, 2008.

10.	Shareholders’ Equity

Stock Option Plans

The Company has adopted the IntercontinentalExchange, Inc. 2000 Stock Option Plan (the “2000 Stock Option Plan”). As of December 31, 2008, there are 5,250,000 shares of common stock reserved for issuance under the 2000 Stock Option Plan, of which 45,282 shares are available for future issuance as of December 31, 2008. The Company has also adopted the IntercontinentalExchange, Inc. 2005 Equity Incentive Plan (the “2005 Equity Incentive Plan”). The 2005 Equity Incentive Plan allows the Company to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. As of December 31, 2008, there are 2,125,000 shares reserved for issuance under the 2005 Equity Incentive Plan, of which 903,320 shares are available for future issuance as of December 31, 2008. In connection with the acquisition of Creditex in August 2008 (Note 3), the Company assumed the 1999 Stock Options/Stock Issuance Plan of Creditex (“the Creditex Plan”). Details of the Creditex Plan are discussed below.

Stock options are granted at the discretion of the compensation committee of the board of directors. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options on the date of grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. The Company may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest from three to four years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but generally expire 14 days after termination of employment. The following is a summary of options for the years ended December 31, 2008, 2007 and 2006:

		Weighted Average
	Number of	Exercise Price per
	Options	Option

Outstanding at January 1, 2006	4,787,418	$9.51
Granted	170,654	100.38
Exercised	(2,510,481)	8.80
Forfeited	(142,683)	8.49

Outstanding at December 31, 2006	2,304,908	17.05
Granted	108,126	180.63
Exercised	(1,043,734)	9.51
Forfeited	(10,213)	10.79

Outstanding at December 31, 2007	1,359,087	35.91
Granted	1,534,390	31.28
Exercised	(397,255)	13.05
Forfeited	(32,807)	26.94

Outstanding at December 31, 2008	2,463,415	36.83

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Details of stock options outstanding as of December 31, 2008 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of Options	Exercise Price	Contractual Life	Value
			(Years)	(In thousands)

Vested or expected to vest	2,281,687	$34.68	6.94	$118,308
Exercisable	1,675,337	$24.35	6.32	$101,377

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 were $45.3 million, $143.6 million and $157.7 million, respectively. As of December 31, 2008, there were $28.7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years as the stock options vest.

Details of options outstanding as of December 31, 2008 are as follows:

		Weighted Average
	Options	Remaining	Options
Exercise Price	Outstanding	Contractual Life	Exercisable
		(Years)

$ 4.19 - 12.00	878,429	5.3	874,944
17.57 - 35.08	851,398	7.3	627,498
45.84 - 81.25	499,820	9.2	48,320
104.23 - 138.80	138,200	8.0	91,106
156.78 - 189.43	95,568	8.9	33,469

Total	2,463,415	7.1	1,675,337

Of the options outstanding at December 31, 2008, 1,675,337 were exercisable at a weighted-average exercise price of $24.35. Of the options outstanding at December 31, 2007, 936,690 were exercisable at a weighted-average exercise price of $15.59. Of the options outstanding at December 31, 2006, 1,346,834 were exercisable at a weighted-average exercise price of $9.17.

The Company completed its acquisition of Creditex on August 29, 2008 (Note 3). In connection with the acquisition, the Company assumed the stock option and restricted stock plans of Creditex into the Company’s stock award plans. As a result, the Company exchanged its stock options and restricted stock for Creditex stock options and restricted stock. The fair value of the acquiring-company awards was less than the fair value of the acquired-company awards. The Company issued approximately 764,000 vested stock options to Creditex employees. The Company issued approximately 636,000 unvested stock option awards and approximately 179,000 unvested restricted stock awards issued to Creditex employees and will recognize non-cash compensation expense on a straight-line basis as the awards vest based on the fair value of the awards on the consummation date of the transaction on August 29, 2008. These 1.4 million stock options issued are included in the tables above as being granted during the year ended December 31, 2008.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company has used the Black-Scholes option pricing model weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees, including options exchanged in connection with the acquisition of Creditex:

	Year Ended December 31,
Assumptions	2008	2007	2006

Risk-free interest rate	2.13%	3.8%	4.6%
Expected life in years	1.7	6	6
Expected volatility	52%	49%	49%
Expected dividend yield	0%	0%	0%
Estimated weighted-average fair value of options granted per share	$64.65	$92.58	$53.06

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The expected life computation is derived from historical exercise patterns and anticipated future patterns. The decrease in the expected life assumption from prior years is primarily a result of the expected short life of awards exchanged in connection with the Creditex acquisition, as well as the Company’s historical exercise patterns.

Restricted Stock Plans

The Company has adopted the IntercontinentalExchange, Inc. 2004 Restricted Stock Plan (the “Restricted Plan”). As of December 31, 2008, there are 1,475,000 shares of common stock reserved for issuance under the Restricted Plan, of which 117,768 shares are available for future issuance as of December 31, 2008.

The Company granted a maximum of 677,484, 398,013 and 407,661 time-based and performance-based restricted stock units under the 2005 Equity Incentive Plan and the Restricted Plan during the years ended December 31, 2008, 2007 and 2006, respectively, including 211,589, 85,460 and 141,111 time-based restricted stock units in 2008, 2007 and 2006, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of the grant is recognized as expense ratably over the vesting period, net of forfeitures. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

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

In December 2008, the Company reserved a maximum of 465,895 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are also subject to a market condition that may reduce the number of shares that are granted if the 2009 Company total shareholder return falls below that of the Dow Jones Global Exchanges Index. The number of shares granted will be reduced by either 10% or 20% if the 2009 Company total shareholder return is below the 2009 return of the Dow Jones Global Exchange Index. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2009. The potential compensation expenses to be recognized under these performance-based restricted shares are expected to be $6.3 million if the Threshold Performance Target is met and 93,179 shares vest, $12.7 million if the Target Performance Target is met and 186,358 shares vest, $22.2 million if the Above Target Performance Target is met and 326,127 shares vest, and $31.7 million if the Maximum Performance Target is met and 465,895 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period beginning January 1, 2009 based on the Company’s quarterly assessment of the probable 2009 actual performance as compared to the 2009 financial performance targets.

In December 2007, the Company reserved a maximum of 309,913 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares were subject to

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

a market condition that reduced the number of shares that were granted since the 2008 Company total shareholder return fell below that of the S&P 500 Index. Based on the actual shareholder return for the year ended December 31, 2008 compared to the S&P 500 Index, the Company reduced the number of shares granted by 20%. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2008. As of December 31, 2008, the Company determined that the 96.8% target level was achieved for this award and 88,590 restricted shares were granted. The Company recorded non-cash compensation expenses in the accompanying consolidated statement of income of $9.8 million for the year ended December 31, 2008 relating to this performance-based plan. The remaining $6.2 million in non-cash compensation expenses will be expensed on an accelerated basis over the remaining two-year vesting period.

In December 2006, the Company reserved a maximum of 269,190 restricted shares for potential issuance as performance-based restricted shares for certain Company employees, of which 207,382 restricted shares were ultimately granted based on the Company’s financial performance targets set by the Company’s compensation committee for the year ended December 31, 2007. These shares vest over a three-year period. Non-cash compensation expenses recorded in the accompanying consolidated statements of income related to this performance-based plan were $5.1 million and $11.2 million for the years ended December 31, 2008 and 2007, respectively, and the remaining $2.0 million in non-cash compensation expenses will be expensed during the year ended December 31, 2009.

The Company has adopted the IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors (the “Director Plan”). Directors can elect to receive up to 100% of their board compensation in restricted stock or restricted stock units. The restricted stock generally vests over a three-year period. As of December 31, 2008 there are 250,000 shares of common stock reserved for issuance under the Director Plan. Under the Director Plan, the compensation committee reserved a number of the Company’s common stock treasury shares sufficient to cover the current obligations under the Director Plan for issuance to the board of directors in lieu of fees otherwise payable in cash. During the years ended December 31, 2008, 2007 and 2006, 628, 947 and 5,043 shares, respectively, of restricted stock and restricted stock units were granted to members of the board of directors under the Director Plan.

Restricted shares are used as an incentive to attract and retain qualified senior officers and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. The restricted plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if employment is terminated or if the individual resigns for “good reason”

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

within 12 months after the effective date of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2008, 2007 and 2006:

	Number of	Weighted Average
	Restricted	Grant-Date Fair
	Stock Shares	Value per Share

Nonvested at January 1, 2006	1,271,474	$9.01
Granted	349,521	89.29
Vested	(213,391)	(9.78)
Forfeited	(68,535)	(8.31)

Nonvested at December 31, 2006	1,339,069	29.87
Granted	199,159	165.27
Vested	(268,998)	(21.91)
Forfeited	(32,276)	(38.09)

Nonvested at December 31, 2007	1,236,954	53.19
Granted	857,265	84.80
Vested	(898,927)	(26.58)
Forfeited	(30,694)	(103.62)

Nonvested at December 31, 2008	1,164,598	95.67

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of December 31, 2008, there were $34.7 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.1 years as the restricted stock vests. During the years ended December 31, 2008, 2007 and 2006, the total fair value of restricted stock vested under all restricted stock plans was $137.6 million, $41.0 million and $14.5 million, respectively.

Treasury Stock

During the years ended December 31, 2008, 2007 and 2006, the Company received 294,854, 180,601 and 68,654 shares, respectively, of common stock from certain employees of the Company related to tax withholdings made by the Company on the employee’s behalf. The Company recorded the receipt of the shares as treasury stock. The Company also issued 629,444, 404,740 and 135,370 shares of treasury stock during the years ended December 31, 2008, 2007 and 2006, respectively, under the Director Plan and the Restricted Plan. During the years ended December 31, 2008, 2007 and 2006, the Company’s compensation committee reserved 628, 947 and 5,043 treasury shares, respectively, for potential issuance under the Director Plan. Treasury stock activity is presented in the accompanying consolidated statements of changes in shareholders’ equity.

Stock Repurchase Program

On August 4, 2008, the Company announced that its board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over a twelve month period. After the completion of the Creditex acquisition, the Company repurchased 3.2 million shares of the Company’s common stock at a cost of $300.0 million on the open market through December 31, 2008 at an average price per common share of $93.16. The shares are being held in treasury as of December 31, 2008. Additional common shares may be

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

repurchased under this authorization from time to time, with consideration given to the market price of the common shares, the nature of the Company’s investment opportunities, cash flows from operations and general economic conditions. The Company expects to fund any future share repurchases with a combination of cash on hand and future cash flows from operations. The Company is not obligated to acquire any specific number of shares and may amend, suspend or terminate the repurchase program at any time.

Redeemable Stock Put

The Creditex stock awards assumed by the Company include 35,937 vested and unvested stock options of the Company and 1,103 unvested restricted stock of the Company, as well at 16,388 common stock shares of the Company, that are held by a Creditex employee which were covered by a put agreement. The put agreement allowed the employee, under certain circumstances, the right to require the Company to purchase the Company’s common stock held by the employee for an amount equal to the fair market value of the stock at the date the put was exercised. The employee had the right to exercise the put option if the employee was employed through a certain date and upon the termination of employment. The Company initially recorded the redeemable stock put at its redemption value at the August 29, 2008 acquisition date of Creditex and has adjusted it to this redemption amount at each subsequent balance sheet date.

The redemption amount for the common stock held by this employee in excess of six months was $1.1 million as of December 31, 2008 and is recorded as redeemable stock put in the accompanying consolidated balance sheet. The redemption amount for the common stock held by this employee less than six months and for the vested and unvested stock options and restricted stock was $2.1 million as of December 31, 2008 and is recorded as an other current liability in the accompanying consolidated balance sheet. The adjustment to the redemption amount has been recorded directly to retained earnings for the common stock classified as temporary equity and to operating expenses for awards and stock classified as a liability.

11.	Income Taxes

For the years ended December 31, 2008, 2007 and 2006, income before income taxes from domestic operations was $319.6 million, $192.3 million and $144.2 million, respectively, and income before income taxes from foreign operations was $153.9 million, $166.1 million and $68.3 million, respectively. Details of the income tax provision in the accompanying consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current tax expense:
Domestic	$140,233	$72,623	$44,576
Foreign	49,277	48,144	30,359

	189,510	120,767	74,935

Deferred tax expense (benefit):
Domestic	(11,609)	(4,393)	(2,370)
Foreign	(5,377)	1,448	(3,290)

	(16,986)	(2,945)	(5,660)

Total tax expense	$172,524	$117,822	$69,275

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences between the carrying amount of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets (liabilities) as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Deferred and stock-based compensation	$10,998	$7,478
Accrued expenses	12,119	9,904
Tax credits	7,130	8,446
NOL carryforward	4,209	1,888
NCDEX impairment	4,477	—
Other	5,765	3,398

Total	44,698	31,114
Valuation allowance	(5,078)	(2,718)

Total deferred tax assets, net of valuation allowance	39,620	28,396

Deferred tax liabilities:
Property and equipment	(5,748)	(6,772)
Acquired intangibles	(213,358)	(122,642)
Other	(2,429)	(2,813)

Total deferred tax liabilities	(221,535)	(132,227)

Net deferred tax liabilities	(181,915)	(103,831)
Net current deferred tax assets	7,909	4,908

Net noncurrent deferred tax liabilities	$(189,824)	$(108,739)

As of December 31, 2008 and 2007, the Company has excess foreign tax credits of $2.7 million and $1.2 million, respectively, for tax purposes which are expected to offset future tax liabilities. As of December 31, 2008 and 2007, the Company has net operating loss carryforwards of $16.5 million and $13.0 million, respectively, for state and local tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will begin to expire in 2026. In addition, as of December 31, 2008, the Company has a net operating loss carryforward of $12.7 million related to Creditex’s Singapore operations which is not expected to be utilized prior to expiration. The Company recognized a valuation allowance for deferred tax assets of $5.1 million and $2.7 million as of December 31, 2008 and 2007, respectively. The valuation allowance is due to excess state tax credits and Singapore net operating loss carryforwards that are available to offset future taxes.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended
	December 31,
	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	2.0	1.1
Tax credits	(1.1)	(2.2)	(0.2)
Foreign tax rate differential	(2.5)	(2.3)	(3.2)
Other	1.8	0.4	(0.1)

Total provision for income taxes	36.4%	32.9%	32.6%

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The effective tax rate for the year ended December 31, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the years ended December 31, 2007 and 2006 is lower than the federal statutory rate primarily due to favorable foreign income tax rates, tax exempt interest income and tax credits, which are partially offset by state taxes and non-deductible expenses. The effective tax rate for the year ended December 31, 2008 is higher than the effective tax rate for the years ended December 31, 2007 and 2006 primarily due to an increase in the percentage of income taxable in the United States at higher statutory tax rates in 2008 and the tax benefit recognized in 2007 and 2006 under the indefinite reinvestment exception of APB Opinion No. 23, Accounting for Income Taxes-Special Areas.

The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the United States totaled $363.4 million and $209.5 million as of December 31, 2008 and 2007. These earnings are not subject to U.S. income tax until they are distributed to the United States. Historically, the Company has provided for deferred U.S. federal income taxes on these undistributed earnings in the accompanying consolidated statements of income as they were determined not to be indefinitely reinvested. However, during the year ended December 31, 2006, the Company determined in accordance with APB No. 23, that $51.0 million of the undistributed earnings are indefinitely reinvested, primarily related to the cost method investment made during the fourth quarter of 2006 (Note 6). Also during the three months ended March 31, 2007, the Company determined that $31.2 million of the undistributed earnings will be indefinitely reinvested, primarily relating to the cash required to establish and to fund the new European clearing house that the Company began operating in the fourth quarter of 2008. The undistributed earnings that had been indefinitely reinvested total $82.3 million and $51.0 million as of March 31, 2007 and December 31, 2006, respectively. During the three months ended June 30, 2007, the Company further determined that all prior undistributed earnings of its foreign subsidiaries will be indefinitely reinvested. The Company made this determination on the basis of sufficient evidence that demonstrates that it will invest the undistributed earnings overseas indefinitely. Under APB Opinion No. 23, when it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary on which income taxes have been accrued in the past will not be remitted in the foreseeable future, then the parent company should adjust income tax expense of the current period to reflect this change. The Company reduced tax expense by $3.6 million and $4.8 million for the years ended December 31, 2007 and 2006, respectively, to reflect the decision to indefinitely reinvest these prior undistributed earnings. Determination of the amount of unrecognized deferred U.S. income tax liability on the undistributed earnings of the Company’s foreign subsidiaries is not practical.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$13,173
Additions based on tax positions related to current year	2,570
Additions based on tax positions in prior years	1,659
Reductions based on tax positions related to current year	(3,365)
Reductions based on tax positions of prior years	(80)
Reductions resulting from statute of limitation lapses	(1,894)
Settlements	(100)

Balance at December 31, 2007	11,963
Additions related to acquisitions	5,217
Additions based on tax positions related to current year	1,409
Additions based on tax positions in prior years	117
Reductions based on tax positions related to current year	(370)
Reductions based on tax positions of prior years	(2,473)
Reductions resulting from statute of limitation lapses	(193)

Balance at December 31, 2008	$15,670

As of the adoption date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007, the Company had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect the effective tax rate. The Company recorded an increase to unrecognized tax benefits of $3.7 million and a decrease of $1.2 million as of December 31, 2008 and 2007, respectively, of which approximately $915,000 and $2.4 million increased income tax expense for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had unrecognized tax benefits of $15.7 million, of which $7.4 million, if recognized, would affect the effective tax rate. As of December 31, 2007, the Company had unrecognized tax benefits of $12.0 million, of which $4.6 million, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Interest expense related to the unrecognized tax benefits totaled $727,000 and $478,000 for the years ended December 31, 2008 and 2007, respectively. Accrued interest and penalties were $3.6 million and $1.9 million as of December 31, 2008 and 2007, respectively.

The Company currently anticipates the amount of unrecognized tax benefits to decrease by $4.6 million by December 31, 2009. The unrecognized tax benefit, related to research and development and investment tax credits claimed, settlement payments and the classification of income, would decrease due to the closing of the related statue of limitations of the jurisdiction where reported and the filing of tax returns. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005.

12.	Related-Parties

Related-parties include principal owners of the Company and other parties that control or can significantly influence the management or operating policies of the Company. Principal owners include any party that owns more than 10% of the voting interest in or common stock of the Company. The Company previously had two shareholders who held more than 10% of the common stock of the Company and who were considered to be

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

related-parties. In connection with the Company’s secondary offering of common stock on July 21, 2006, the voting interest of the two shareholders of the Company who previously held more than 10% of the common stock of the Company fell below the 10% threshold. Therefore, beginning on July 21, 2006, these two shareholders are no longer considered related-parties for disclosure purposes. The Company has also classified all companies that had board of director participation as a related-party due to their significant influence over the Company. Prior to March 18, 2008, the Company licensed its technology to an entity whose founder and Chief Executive Officer was also a member of the Company’s board of directors. On March 18, 2008, this director resigned from the Company’s board and this company is no longer considered to be a related party and the Company no longer has any related party transactions. Revenues earned from related-parties of the Company totaled $680,000, $1.7 million and $16.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

13.	Unearned Government Grant

In November 2002, ICE Futures U.S. entered into a ten-year agreement with the New York State Urban Development Corporation d/b/a Empire State Development Corporation (“ESDC”). As a result of the terrorist attacks on the World Trade Center on September 11, 2001, the ESDC, in cooperation with the New York City Economic Development Corporation d/b/a New York City Industrial Development Agency, determined that ICE Futures U.S. was eligible for assistance under the World Trade Center Job Creation and Retention Program. In November 2002, ICE Futures U.S. received a cash grant of $23.3 million for fixed asset investment. This agreement requires ICE Futures U.S. to maintain certain annual employment levels in a certain geographic area of New York City and the grant is subject to recapture amounts on a declining scale over a ten year term if ICE Futures U.S. employment levels fall below the minimum level. The grant is recognized in the income statement ratably in accordance with the ten-year recapture schedule as a credit to depreciation and amortization expense. As of December 31, 2008, the potential recapture amount decreased to $8.7 million and was scheduled to decrease by $1.7 million at the end of each fiscal year for the next five years. However, the Company has calculated that as of December 31, 2008, the ICE Futures U.S. annual employment levels have fallen below the minimum level required per the agreement and it will be required to pay the recapture amount. Accordingly, the full amount of the unamortized grant proceeds of $8.7 million is classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2008 and this amount was paid in January 2009.

14.	Clearing Organizations

ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S., ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada and ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe and for all of the Company’s cleared OTC energy products. ICE Clear Europe began clearing contracts in November 2008 upon the transition of clearing from LCH.Clearnet Ltd. ICE Clear U.S., ICE Clear Europe and ICE Clear Canada are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that future market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34 (“FIN 45”). Given that each contract is settled on at least a

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

daily basis for each clearing member, the ICE Clearing Houses’ maximum exposure for this guarantee is approximately $22 billion as of December 31, 2008, which represents the maximum estimated value by the ICE Clearing Houses of a one to two day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was approximately $64 billion as of December 31, 2008.

The Company performed calculations to determine the fair value of a FIN 45 liability as of December 31, 2008 taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated FIN 45 liability was determined to be nominal and no liability was recorded as of December 31, 2008.

The ICE Clearing Houses reduce their exposure through a risk management program that includes initial and ongoing financial standards for admission as a clearing member, original and variation margin requirements and mandatory deposits to a guaranty fund. The standardized amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by parameters established by the margin committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations. ICE Clear Europe has also set up $100 million of insurance in the event of a clearing member default and this would be called upon prior to any member assessment.

Each of the ICE Clearing Houses requires all clearing members to maintain on deposit or through pledge with it cash, money market mutual fund shares, Government obligations or letters of credit to secure payment of variation margin as may become due from the clearing members, and such amounts in total are known as original margin. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts are known as variation margin. ICE Clear U.S. marks all outstanding futures contracts to market at least twice daily and pays and collects option premiums daily. ICE Clear Europe and ICE Clear Canada mark all outstanding positions to market at least once per day.

Each of the ICE Clearing Houses requires that each clearing member make deposits in a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear U.S. and ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund, and for ICE Clear U.S., all income earned from the cash variation margin deposits, belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income and all other interest earned on the cash margin deposits belong to the clearing members. ICE Clear Europe has agreed to pay clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements. These additional basis points amounts paid to the clearing members are recorded net against revenue in the accompanying consolidated statement of income for the year ended December 31, 2008.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, ICE Clear U.S. and ICE Clear Canada may utilize the Guaranty Fund deposits of all clearing members pro rata for that purpose.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For ICE Clear Europe, once a clearing member’s deposits are depleted and a default occurs, a $100.0 million contribution made by the Company to ICE Clear Europe would be utilized. The $100.0 million is solely available in the event of an ICE Clear Europe clearing member default and $50.0 million of the $100.0 million will be utilized after the available funds of the defaulting member but before all other amounts within the Guaranty Fund. If additional cash is required to settle positions, then the remaining $50.0 million will be called pro-rata along with other non-defaulting ICE Clear Europe clearing members’ deposits in the Guaranty Fund. Additionally, for ICE Clear Europe, if all Guaranty Fund amounts are depleted, proceeds from the Company’s $100.0 million insurance policy would be utilized. In addition, the relevant ICE Clearing House may assess its clearing members to meet any remaining shortfall. As of December 31, 2008, original margin, unsettled variation margin and Guaranty Fund cash deposits are as follows for ICE Clear U.S., ICE Clear Europe and ICE Clear Canada (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	Total

Original margin	$1,815,532	$9,872,269	$11,023	$11,698,824
Variation margin	11,325	—	—	11,325
Guaranty Fund	22,914	381,877	2,880	407,671

Total	$1,849,771	$10,254,146	$13,903	$12,117,820

As of December 31, 2007, original margin, unsettled variation margin and Guaranty Fund cash deposits are as follows for ICE Clear U.S. and ICE Clear Canada (in thousands):

	ICE Clear U.S.	ICE Clear Canada	Total

Original margin	$774,593	$6,936	$781,529
Variation margin	7,895	—	7,895
Guaranty Fund	1,768	860	2,628

Total	$784,256	$7,796	$792,052

The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with offsetting current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe and ICE Clear Canada are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. These cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time.

The ICE Clearing Houses have credit risk for maintaining the cash deposits at various financial institutions. The deposits at times may be in excess of federally insured limits. The ICE Clearing Houses monitor the cash deposits and mitigate credit risk by keeping such deposits in several financial institutions. If the cash deposits decrease in value, the ICE Clearing Houses would be liable for the losses. The ICE Clearing Houses have not experienced losses related to these cash deposits.

The total ICE Clear Europe Guaranty Fund balance as of December 31, 2008 is $482.9 million. This includes the $382.9 million in Guaranty Fund deposits from clearing members as well as $100.0 million that ICE Clear Europe has committed of its own cash. As discussed in Note 4, the $100.0 million is reflected in restricted cash in the accompanying consolidated balance sheet as of December 31, 2008.

In addition to the cash deposits for original margin, variation margin, and Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including Government obligations, money market mutual funds and letters of credit to the relevant ICE Clearing House to mitigate its credit risk. These

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assets are held in safekeeping and any interest and gain or loss for ICE Clear U.S. and ICE Clear Canada accrues to the clearing member. However, ICE Clear Europe has agreed to pay clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe will charge clearing members 5 basis points for non-cash deposits made for original margin requirements. These additional basis points amounts paid to the clearing members are recorded net against revenue in the accompanying consolidated statement of income for the year ended December 31, 2008. These assets are not reflected in the accompanying consolidated balance sheet as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default.

As of December 31, 2008, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S.
	Government	Money
	Securities at	Market
	Face Value	Mutual Fund

Original margin	$8,238,542	$580,906
Guaranty Fund	137,596	24,622

Total	$8,376,138	$605,528

As of December 31, 2008, the Government obligations pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Europe are detailed below (in thousands):

	Government
	Securities at	Letters
	Face Value	of Credit

Original margin	$4,803,718	$1,270,000
Guaranty Fund	1,000	—

Total	$4,804,718	$1,270,000

As of December 31, 2008, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian
	Government
	Securities at	Letters
	Face Value	of Credit

Original margin	$55,842	$5,311
Guaranty Fund	22,611	—

Total	$78,453	$5,311

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

As of December 31, 2007, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian
	Government
	Securities at	Letters
	Face Value	of Credit

Original margin	$40,897	$18,925
Guaranty Fund	17,751	—

Total	$58,648	$18,925

ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits are held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. As of December 31, 2008, the margin deposits in the joint account were $167.0 million of which $83.5 million is ICE Clear U.S.’s proportionate share and the entire $83.5 million is reflected in the pledged asset margin balances above. Clearing firms maintain separate margin requirements with each clearing house. Depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC, each clearing house may reduce that firm’s margin requirements. Cross margin deposits are held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and eligible customers. The agreement permits a participating clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house, with respect to particular accounts.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	Commitments and Contingencies

Leases

The Company leases office space, equipment facilities, and certain computer equipment. As of December 31, 2008, future minimum lease payments under these noncancelable operating agreements are as follows (in thousands):

2009	$15,525
2010	14,345
2011	14,198
2012	12,709
2013	9,529
Thereafter	5,500

$71,806

The Company had capital lease obligations of $3.7 million as of December 31, 2008 and no capital lease obligations as of December 31, 2007. The amortization of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated statements of income and totaled $176,000 for the year ended December 31, 2008. Rental expense amounted to $13.9 million, $11.8 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual royalty payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of December 31, 2008 and 2007, the net assets related to the Licensing Agreement are $142.5 million and $149.7 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized based on the Company’s valuations of the non-exclusive and the exclusive elements of the Licensing Agreement. For the years ended December 31, 2008 and 2007, amortization expense related to the Licensing Agreement was $7.2 million and $83,000, respectively, which reflects amortization on the non-exclusive and exclusive portions of the intangible assets. The exclusive period commenced on September 19, 2008 as noted above.

Because the Company is required to make minimum annual royalty payments in order to maintain the Russell license rights, the Company has also recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of December 31, 2008, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $12.7 million and $83.0 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. As of December 31, 2007, the current

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and noncurrent liabilities relating to the minimum annual royalty payments of the Licensing Agreement are $10.6 million and $89.6 million, respectively. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the year ended December 31, 2008 and 2007, interest expense related to the Licensing Agreement was $6.0 million and $3.1 million, respectively.

Patent Licensing Agreement

In 2002, the Company entered into a long-term, non-exclusive licensing agreement with eSpeed, Inc. (“eSpeed”), which granted the use of eSpeed’s patent to the Company and its majority-owned and controlled affiliates. Under the agreement, the Company was required to pay minimum annual license fees of $2.0 million beginning in April 2002 through the expiration date of the patent in February 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the electronic platform. The Company recorded amortization expense of $283,000 and $2.2 million during the years ended December 31, 2007 and 2006 respectively, relating to the licensing agreement. The Company paid royalty payments of $1.7 million and $9.0 million during the years ended December 31, 2007 and 2006, respectively, which were recorded as patent royalty expenses in the accompanying consolidated statements of income. The licensing agreement and related patent expired in February 2007 and no future payments are required.

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

Legal Proceedings

On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006 by certain holders of non-equity trading permits (“Permit Holders”) of ICE Futures U.S. The plaintiffs alleged that, in violation of purported contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S. had not allowed its Permit Holders, including plaintiffs, to vote on the merger pursuant to which the Company acquired ICE Futures U.S. and had improperly denied the Permit Holders a portion of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. In addition to dismissing its claims, the court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders appealed the lower court’s ruling dismissing their complaint but did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. The appeal was denied in its entirety by the appellate court in a decision issued on June 24, 2008. On October 7, 2008, a motion by the Permit Holders for leave to appeal to the New York Court of Appeals was denied by the Appellate Division.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Thereafter, a motion by the Permit Holders for leave to appeal directly to the New York Court of Appeals was denied on January 20, 2009 by the Court of Appeals.

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

16.	Employee Benefit Plans

The Company’s U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2008, 2007 and 2006 were $1.0 million, $982,000 and $832,000, respectively.

The Company’s ICE Futures U.S. employees are eligible to participate in ICE Futures U.S.’s 401(k) and Profit Sharing Plan (the “NY 401(k) Plan”). The Company offers a match of 50% of the first 4% of the eligible employee’s compensation contributed to the NY 401(k) Plan, subject to plan and statutory limits, and an annual discretionary contribution. Total matching contributions and discretionary contributions under the NY 401(k) Plan for the years ended December 31, 2008 and 2007 was $1.5 million and $1.6 million, respectively. This plan was frozen to new contributions effective December 31, 2008.

The Company’s Creditex employees are eligible to participate in The Creditex Group Inc. 401(k) Plan. There were no contributions to this plan during the year ended December 31, 2008. This plan was frozen to new contributions effective December 31, 2008.

The remaining employees of the Company’s U.S. operations are eligible to participate in the Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan for the years ended December 31, 2008, 2007 and 2006 were $1.4 million, $1.1 million and $860,000, respectively. No discretionary or profit sharing contributions were made during the years ended December 31, 2008, 2007 or 2006.

17.	CBOT Merger-Related Transaction Costs

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

18.	Segment Reporting

As of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, the Company’s principal business segments consist of its OTC business segment, its futures business segment and

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

its market data business segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada make up the futures business segment and the operations of ICE Data make up the market data business segment. The remaining companies, including the acquisitions of Creditex, YellowJacket, ChemConnect, Chatham and Commoditrack, have been included in the OTC business segment as they primarily support the Company’s OTC business operations.

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

			Market
	OTC	Futures	Data
	Business	Business	Business
	Segment	Segment	Segment	Total
	(In thousands)

Year ended December 31, 2008:
Revenues from external customers	$396,351	$362,194	$54,533	$813,078
Intersegment revenues	41,199	5,746	33,432	80,377
Depreciation and amortization	48,651	13,472	124	62,247
Interest and investment income	2,828	8,045	663	11,536
Interest expense	13,219	6,354	—	19,573
Income tax expense	61,622	84,017	26,885	172,524
Net income	92,879	156,343	51,750	300,972
Total assets	2,307,685	12,633,541	18,355	14,959,581
Capital expenditures and software development costs	35,473	13,121	218	48,812
Goodwill and other intangibles, net	2,021,201	142,470	—	2,163,671
Net cash provided by operating activities	176,445	110,182	88,485	375,112

Geographic areas:

		European
		Union and
	United States	Canada	Total
	(In thousands)

Year ended December 31, 2008:
Revenues	$565,028	$248,050	$813,078
As of December 31, 2008:
Property and equipment, net	74,488	14,464	88,952
Goodwill and other intangibles, net	2,163,671	—	2,163,671

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from three clearing members of the futures business segment comprised 17.0%, 13.1% and 10.4% of the Company’s futures revenues for the year ended December 31, 2008. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through a different clearing member. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2008.

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

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from one clearing member of the futures business segment comprised 11.5% of the Company’s futures revenues for the year ended December 31, 2007. This clearing member is primarily an intermediary and represents a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through a different clearing member. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2007.

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

Revenues from two clearing members of the futures business segment comprised 15.4% and 12.1% of the Company’s futures revenues for the year ended December 31, 2006. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through a different clearing member. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2006.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

19.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2008, 2007 and 2006 (in thousands, expect per share amounts):

	Years Ended December 31,
	2008	2007	2006

Basic:
Net income	$300,972	$240,612	$143,268

Weighted average common shares outstanding	71,184	68,985	56,474

Basic earnings per common share	$4.23	$3.49	$2.54

Diluted:
Weighted average common shares outstanding	71,184	68,985	56,474
Effect of dilutive securities:
Stock options and restricted stock	980	1,995	3,125

Diluted weighted average common shares outstanding	72,164	70,980	59,599

Diluted earnings per common share	$4.17	$3.39	$2.40

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the years ended December 31, 2008 and 2007, 605,000 and 37,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

20.	Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, expect per share amounts):

	1st Qtr(a)	2nd Qtr(b)	3rd Qtr	4th Qtr(c)

Year Ended December 31, 2008
Revenues	$207,214	$197,160	$201,444	$207,260
Operating income	144,280	132,785	119,142	97,327
Net income	92,290	84,864	74,963	48,855
Earnings per common share(d):
Basic	$1.31	$1.20	$1.05	$0.68
Diluted	$1.29	$1.19	$1.04	$0.67
Year Ended December 31, 2007
Revenues	$126,608	$136,654	$151,735	$159,296
Operating income	79,643	76,529	100,864	96,527
Net income	55,586	53,693	66,681	64,652
Earnings per common share(d):
Basic	$0.82	$0.78	$0.96	$0.93
Diluted	$0.80	$0.75	$0.93	$0.90

(a)	The Company recognized a net gain on disposal of an asset of $9.3 million during the first quarter of 2007 (Note 7).

(b)	The Company recognized $11.1 million in CBOT merger-related transaction costs during the second quarter of 2007 (Note 17).

(c)	The Company recognized an impairment loss on the NCDEX cost method investment of $15.7 million during the fourth quarter of 2008 (Note 6).

(d)	The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9(A).	CONTROLS AND PROCEDURES

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

(c) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.  Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9(B).	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Board of Directors set forth under the captions “Proposal 1 — Election of Directors — Nominees for Election as Directors at the 2009 Annual Meeting” and “Proposal 1 — Election of Directors — Continuing Directors” in our Proxy Statement for our 2009 Annual Meeting of Stockholders (“2009 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of IntercontinentalExchange, Inc.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), our Audit Committee (Item 407(d)(4) of Regulation S-K) and compliance with Section 16(a) of the Exchange Act (Item 405 of Regulation S-K), is set forth under the caption “Meetings and Committees of the Board” in our 2009 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which applies to all of our employees, officers and directors. Our Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer and Chief Financial Officer (who is the principal financial and principal accounting officer), as well as all other employees, as indicated above. Our Code of Business Conduct and Ethics also meets the requirements of a code of ethics and business conduct under the New York Stock Exchange listing standards. Our Code of Business Conduct and Ethics is available on our website at www.theice.com under the heading “About ICE,” “Investors & Media,” then “Corporate Governance.” We will also provide a copy of the Code of Business Conduct and Ethics to stockholders at no charge upon written request.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation set forth under the captions “Proposal 1 — Election of Directors — Directors Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation” in our 2009 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Compensation Committee Report”, which specifically is not so incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” and “Benefit Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2009 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Proposal 1 — Election of Directors — Nominees for Election as Directors as the 2009 Annual Meeting” in our 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report.

(1) Financial Statements

Our consolidated financial statements and the related reports of management and independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2008 and 2007.

•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006.

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

•	Notes to Consolidated Financial Statements.

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

Date: February 11, 2009

By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2008 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date

/s/ Jeffrey C. Sprecher Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 11, 2009

/s/ Scott A. Hill Scott A. Hill	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	February 11, 2009

/s/ Charles R. Crisp Charles R. Crisp	Director	February 11, 2009

/s/ Fredrick W. Hatfield Fredrick W. Hatfield	Director	February 11, 2009

/s/ Jean-Marc Forneri Jean-Marc Forneri	Director	February 11, 2009

/s/ Terrence F. Martell Terrence F. Martell	Director	February 11, 2009

/s/ Sir Robert Reid Sir Robert Reid	Director	February 11, 2009

Signatures	Title	Date

/s/ Frederic V. Salerno Frederic V. Salerno	Director	February 11, 2009

/s/ Fred W. Schoenhut Fred W. Schoenhut	Director	February 11, 2009

/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 11, 2009

/s/ Vincent Tese Vincent Tese	Director	February 11, 2009

FINANCIAL STATEMENT SCHEDULE

INTERCONTINENTALEXCHANGE, INC. AND SUBSIDIARIES

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008, 2007 and 2006

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses(1)	Deductions(2)	End of Year
	(In thousands)

Year Ended December 31, 2008:
Allowance for doubtful accounts	$370	$2,019	$(989)	$1,400
Deferred income tax valuation allowance	$2,718	$2,360	$—	$5,078
Year Ended December 31, 2007:
Allowance for doubtful accounts	$985	$199	$(814)	$370
Deferred income tax valuation allowance	$—	$2,718	$—	$2,718
Year Ended December 31, 2006:
Allowance for doubtful accounts	$261	$1,034	$(310)	$985

(1)	Additions charged to costs and expenses for the allowance for doubtful accounts are based on our historical collection experiences and management’s assessment of the collectibility of specific accounts. Additions to the deferred income tax valuation allowance relate to state research and development tax credits and foreign net operating loss carryforwards which the Company does not expect to realize. This column also includes the foreign currency translation adjustments.

(2)	Deductions represent the write-off of uncollectible receivables, net of recoveries.

INDEX TO EXHIBITS

The following exhibits are filed with this Report. We will furnish any exhibit upon request to IntercontinentalExchange, Inc., Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

Exhibit
Number		Description of Document

2.1	—	Agreement and Plan of Merger by and among IntercontinentalExchange, Inc., Columbia Merger Corporation, Creditex Group Inc. and TA Associates, Inc. dated June 3, 2008 (incorporated by reference to Exhibit 10.1 to ICE’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2008, File No. 001-32671).
2.2	—	Amendment to Agreement and Plan of Merger, dated as of August 26, 2008, to the Agreement and Plan of Merger, dated as of June 3, 2008, by and among ICE, MergerCo, Creditex and the Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on September 2, 2008, File No. 001-32671).
3.1	—	Fourth Amended and Restated Certificate of Incorporation of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).
3.2	—	Amended and Restated Bylaws of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Current Report on Form 8-K, filed with the SEC on December 16, 2008, File No. 001-32671).
10.1	—	Employment Agreement, dated as of December 31, 2008, between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).
10.2	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).
10.3	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).
10.4	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and Edwin D. Marcial (incorporated by reference to Exhibit 10.4 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).
10.5	—	Employment Agreement dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.5 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).
10.6	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan, as amended effective December 31, 2008.
10.7	—	IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008.
10.8	—	IntercontinentalExchange, Inc. 2004 Restricted Stock Plan, as amended effective December 31, 2008.
10.9	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan, as amended effective December 31, 2008.
10.10	—	$500,000,000 Credit Agreement, dated as of January 12, 2007, among IntercontinentalExchange, Inc. Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and other Lenders named therein (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on January 12, 2007, File No. 001-32671).
10.11	—	First Amendment to $500,000,000 Credit Agreement among IntercontinentalExchange, Inc. and Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders named therein dated as of August 24, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on August 30, 2007, File No. 001-32671).

Exhibit
Number		Description of Document

10.12	—	Second Amendment to $500,000,000 Credit Agreement among IntercontinentalExchange, Inc. and Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the Lenders named therein dated as of June 13, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 19, 2008, File No. 001-32671).
10.13	—	$150,000,000 Credit Agreement, dated as of June 27, 2008, among IntercontinentalExchange, Inc. Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and other Lenders named therein (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on July 3, 2008, File No. 001-32671).
10.14	—	Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*
10.15	—	Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.16	—	Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K, filed with the SEC on May 17, 2006, File No. 001-32671).*
10.17	—	Lease Amendment Eight, dated as of November 28, 2006.*
10.18	—	Lease Amendment Nine, dated as of February 21, 2007.*
10.19	—	Lease Amendment Ten, dated as of May 15, 2008.*
10.20	—	TRS — Application Services Agreement, dated as of April 25, 2001, between The International Petroleum Exchange of London Limited and LIFFE Services Company Limited (incorporated by reference to Exhibit 10.14 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*
10.21	—	Deed of Novation, dated July 22, 2005, between The International Petroleum Exchange of London Limited, LIFFE Services Limited, Atos Euronext Market Solutions Limited, and LIFFE Administration and Management (incorporated by reference to Exhibit 10.25 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).
10.22	—	Managed Services Agreement, dated as of December 21, 2007, between ICE Clear Europe Limited and Atos Euronext Market Solutions Limited.*
10.23	—	Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).
10.24	—	Settlement Agreement, dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).
10.25	—	License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between IntercontinentalExchange, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on June 20, 2007, File No. 001-32671).*
10.26	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.27	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

Exhibit
Number		Description of Document

10.28	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).
10.29	—	IntercontinentalExchange, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan (formerly the Creditex Group Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan) (incorporated by reference to Exhibit 4.1 to ICE’s registration statement on Form S-8, filed with the SEC on September 2, 2008, File No. 333-153299).
21.1	—	Subsidiaries of IntercontinentalExchange, Inc.
23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	—	Power of Attorney (included with signature page hereto).
31.1	—	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer.
31.2	—	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer.
32.1	—	Section 1350 Certification of Chief Executive Officer.
32.2	—	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment has been previously requested or granted to portions of this exhibit by the SEC.