Form 10-Q
period 2009-03-31
INTERCONTINENTALEXCHANGE INC
filed 2009-05-06
CIK 1174746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☑
As of May 4, 2009, the number of shares of the registrant’s Common Stock outstanding was 72,829,409 shares.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2009

Part I. Financial Information
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$229,596	$283,522
Short-term restricted cash	77,827	30,724
Short-term investments	3,086	3,419
Customer accounts receivable, net of allowance for doubtful accounts of $2,355 and $1,478 at March 31, 2009 and December 31, 2008, respectively	110,647	81,248
Margin deposits and guaranty funds	12,691,205	12,117,820
Prepaid expenses and other current assets	25,524	35,855

Total current assets	13,137,885	12,552,588

Property and equipment, net	86,905	88,952

Other noncurrent assets:
Goodwill	1,497,921	1,434,816
Other intangible assets, net	731,786	728,855
Long-term restricted cash	129,152	105,740
Cost method investments	29,161	32,724
Other noncurrent assets	12,096	15,906

Total other noncurrent assets	2,400,116	2,318,041

Total assets	$15,624,906	$14,959,581

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$46,239	$49,663
Accrued salaries and benefits	17,105	41,096
Current portion of licensing agreement	13,268	12,686
Current portion of long-term debt	90,000	46,875
Income taxes payable	33,308	17,708
Margin deposits and guaranty funds	12,691,205	12,117,820
Other current liabilities	20,091	25,794

Total current liabilities	12,911,216	12,311,642

Noncurrent liabilities:
Noncurrent deferred tax liability, net	192,763	194,301
Long-term debt	280,000	332,500
Noncurrent portion of licensing agreement	80,843	82,989
Other noncurrent liabilities	33,982	24,901

Total noncurrent liabilities	587,588	634,691

Total liabilities	13,498,804	12,946,333

Commitments and contingencies
Redeemable stock put	—	1,068

EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 76,782 and 76,502 shares issued at March 31, 2009 and December 31, 2008, respectively; 72,738 and 72,364 shares outstanding at March 31, 2009 and December 31, 2008, respectively	768	765
Treasury stock, at cost; 4,044 and 4,138 shares at March 31, 2009 and December 31, 2008, respectively	(345,264)	(355,520)
Additional paid-in capital	1,611,610	1,608,344
Retained earnings	805,359	732,752
Accumulated other comprehensive income	18,030	19,890

Total IntercontinentalExchange, Inc. shareholders’ equity	2,090,503	2,006,231
Noncontrolling interest in consolidated subsidiaries	35,599	5,949

Total equity	2,126,102	2,012,180

Total liabilities and equity	$15,624,906	$14,959,581

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Transaction and clearing fees, net	$203,478	$177,432
Market data fees	26,114	24,720
Other	1,961	5,062

Total revenues	231,553	207,214

Operating expenses:
Compensation and benefits	54,706	30,679
Professional services	12,839	6,972
Selling, general and administrative	22,906	14,337
Depreciation and amortization	27,303	10,946

Total operating expenses	117,754	62,934

Operating income	113,799	144,280

Other income (expense):
Interest and investment income	610	2,919
Interest expense	(5,254)	(5,134)
Other income (expense), net	(79)	354

Total other expense, net	(4,723)	(1,861)

Income before income taxes	109,076	142,419
Income tax expense	36,854	50,129

Net income	$72,222	$92,290

Earnings per common share:
Basic	$0.99	$1.31

Diluted	$0.98	$1.29

Weighted average common shares outstanding:
Basic	72,671	70,361

Diluted	73,606	71,348

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(In thousands)
(Unaudited)

	IntercontinentalExchange Inc. Shareholders’ Equity
							Accumulated Other
							Comprehensive Income from			Noncontrolling
	Common				Additional		Foreign	Available-	Net	Interest in
	Stock		Treasury Stock		Paid-in	Retained	Currency	For-Sale	Investment	Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2008	70,963	$710	(1,252)	$(30,188)	$1,043,971	$431,708	$33,046	$59	$(2,450)	$—	$1,476,856
Other comprehensive loss	—	—	—	—	—	—	(10,657)	(108)	—	—	(10,765)
Exercise of common stock options	397	4	(1)	(225)	5,206	—	—	—	—	—	4,985
Issuance of shares for acquisitions	4,906	49	—	—	496,532	—	—	—	—	—	496,581
Repurchases of common stock	—	—	(3,220)	(300,000)	—	—	—	—	—	—	(300,000)
Change in fair value of redeemable stock put	—	—	—	—	—	72	—	—	—	—	72
Treasury shares received for restricted stock and stock option tax payments	—	—	(295)	(45,783)	—	—	—	—	—	—	(45,783)
Stock-based compensation	—	—	—	—	39,112	—	—	—	—	—	39,112
Issuance of restricted stock	236	2	630	20,676	(20,678)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	44,201	—	—	—	—	—	44,201
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	5,893	5,893
Net income	—	—	—	—	—	300,972	—	—	—	56	301,028

Balance, December 31, 2008	76,502	765	(4,138)	(355,520)	1,608,344	732,752	22,389	(49)	(2,450)	5,949	2,012,180
Other comprehensive income (loss)	—	—	—	—	—	—	(1,890)	30	—	—	(1,860)
Exercise of common stock options	61	1	—	—	885	—	—	—	—	—	886
Issuance of shares for acquisitions	51	—	—	—	5,894	—	—	—	—	—	5,894
Change in fair value of redeemable stock put	—	—	—	—	—	385	—	—	—	—	385
Treasury shares received for restricted stock and stock option tax payments	—	—	(110)	(7,256)	—	—	—	—	—	—	(7,256)
Stock-based compensation	—	—	—	—	11,746	—	—	—	—	—	11,746
Issuance of restricted stock	168	2	204	17,512	(17,514)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	2,255	—	—	—	—	—	2,255
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	29,700	29,700
Net income	—	—	—	—	—	72,222	—	—	—	(50)	72,172

Balance, March 31, 2009	76,782	$768	(4,044)	$(345,264)	$1,611,610	$805,359	$20,499	$(19)	$(2,450)	$35,599	$2,126,102

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net income	$72,222	$92,290
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,890)	(2,003)
Change in available-for-sale securities, net of tax	30	(22)

Comprehensive income	$70,362	$90,265

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income	$72,222	$92,290

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,303	10,946
Amortization of debt issuance costs	650	177
Allowance for doubtful accounts	877	145
Net realized gains on sales of available-for-sale investments	(4)	(25)
Stock-based compensation	9,780	7,886
Noncontrolling interest	(50)	—
Deferred taxes	(13,449)	1,457
Excess tax benefits from stock-based compensation	(2,249)	(32,684)
Changes in assets and liabilities:
Customer accounts receivable	(29,676)	(22,578)
Prepaid expenses and other current assets	8,086	987
Noncurrent assets	3,330	(375)
Income taxes payable	18,721	38,146
Accounts payable, accrued salaries and benefits, and other liabilities	(27,821)	(17,027)

Total adjustments	(4,502)	(12,945)

Net cash provided by operating activities	67,720	79,345

Investing activities
Capital expenditures	(3,728)	(3,132)
Capitalized software development costs	(4,201)	(3,267)
Cash paid for acquisitions, net of cash acquired	(39,842)	(29,612)
Proceeds from sales of cost method investment	2,700	—
Proceeds from sales of available-for-sale investments	2,668	126,181
Purchases of available-for-sale investments	(1,997)	(55,392)
Increase in restricted cash	(61,215)	(2,547)

Net cash (used in) provided by investing activities	(105,615)	32,231

Financing activities
Repayments of credit facilities	(9,375)	(9,375)
Excess tax benefits from stock-based compensation	2,249	32,684
Payments relating to treasury shares received for restricted stock and stock option tax payments and exercises	(7,256)	(40,555)
Payments on capital lease obligations	(1,568)	—
Proceeds from exercise of common stock options	886	1,990

Net cash used in financing activities	(15,064)	(15,256)

Effect of exchange rate changes on cash and cash equivalents	(967)	(40)

Net (decrease) increase in cash and cash equivalents	(53,926)	96,280
Cash and cash equivalents, beginning of period	283,522	119,597

Cash and cash equivalents, end of period	$229,596	$215,877

Supplemental cash flow disclosure
Cash paid for income taxes	$31,103	$10,562

Cash paid for interest	$3,159	$3,168

Supplemental noncash investing activities
Common stock issued for acquisitions	$5,894	$24,737

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1.	Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company owns ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the soft commodity, index and currency futures and options markets. The Company owns ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. In addition to operating an OTC Exempt Commercial Market for trading energy commodities and derivatives, the Company owns Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swaps (“CDS”) trade execution markets. In addition, the Company currently owns and operates five central counterparty clearing houses, including ICE Trust U.S. LLC (“ICE Trust”), which began clearing the CDS markets in March 2009. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg and Singapore. The Company does not risk its own capital by engaging in any trading activities or by extending credit to market participants.
2.	Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 10, the Company completed its acquisition of The Clearing Corporation (“TCC”) on March 6, 2009 and has included the financial results of TCC in its consolidated financial statements effective from March 6, 2009.
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). Under SFAS No. 141R, an acquirer is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific acquisition-related items including expensing acquisition costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a number of new disclosure requirements. SFAS No. 141R will be applied prospectively to business combinations consummated on or after January 1, 2009, including the Company’s acquisition of TCC on March 6, 2009. As a result of the Company’s adoption of SFAS No. 141R, $5.6 million in transaction costs related to the acquisition of TCC were expensed in the accompanying consolidated statement of income for the three months ended March 31,

2009, of which $2.2 million had been included as deferred acquisition costs and classified in noncurrent assets in the Company’s consolidated balance sheet as of December 31, 2008. The Company expects the adoption of SFAS No. 141R to have an impact on its financial results, but the extent of the impact is dependent on the size, complexity and number of acquisitions made in the future and the use of external advisory service providers.
     On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish and improve accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements. The Company’s adoption of SFAS No. 160 resulted in a reclassification of noncontrolling interest from the mezzanine section of the balance sheet to equity of $5.9 million. Increases in noncontrolling interest, including that resulting from the acquisition of TCC, will be recorded within equity, with any income attributable to that noncontrolling interest recorded separately in the Company’s consolidated statements of income, if material.
3.	Short-Term and Long-Term Investments
     Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value using primarily quoted prices in active markets for identical securities, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of March 31, 2009, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$1,998	$—	$—	$1,998
Corporate bonds	1,101	—	19	1,082
Municipal bonds	2,760	—	—	2,760
Other	6	—	—	6

Total	$5,865	$—	$19	$5,846

     The contractual maturities of the investments as of March 31, 2009, were as follows (in thousands):

Estimated Fair
Value
Maturities:
Due within 1 year	$2,990
Due within 1 year to 5 years	96
Due within 5 years to 10 years	—
Due after 10 years	2,760

Total	$5,846

     Investments that the Company intends to hold for more than one year are classified as long-term investments. The Company currently expects to hold $2.8 million of the investments for more than one year as of March 31, 2009 and has classified them as long-term investments. The $2.8 million relates to an auction rate security that failed to settle at auction due to recent credit market conditions. The fair value of this auction rate security, which has continued to pay the full coupon rate and has a high credit rating, was determined based on level 3 unobservable inputs, which means the inputs reflect management’s own assumptions and the assets trade infrequently, and are supported by little or no market activity that are significant to the fair value of the asset. The Company does not intend to hold any of the other investments for more than one year. Therefore, the Company has classified the remaining $3.1 million as short-term investments in the accompanying consolidated balance sheet as of March 31, 2009.

4.	Cost Method Investments
     The Company has an 8% equity ownership in the National Commodity and Derivatives Exchange, Ltd (“NCDEX”), a derivatives exchange located in Mumbai, India, which it acquired for $37.0 million in 2006. In 2008, the Company recorded an impairment loss of $15.7 million, reducing the carrying value of the investment to $21.3 million. The Company wrote down its cost method investment in NCDEX due to the significance of the decrease in the estimated fair value of its investment resulting from the suspended trading of certain key NCDEX contracts, potential foreign investment limits, current market conditions and the uncertainty surrounding the potential for the Company to recover the carrying value of the investment.
     The Company may be required to sell a portion of its NCDEX stake by June 30, 2009 as a result of a change in Indian law that limits the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%. The Company, as well as NCDEX and other non-Indian NCDEX shareholders, have petitioned the Indian government and the Forward Markets Commission, the market regulator, to either increase the foreign ownership limit, to grandfather those who were foreign investors at the time that the law was passed in August 2008 or to extend the amount of time permitted to sell interests in excess of 5% given current market conditions. If these petitions are not successful, the Company could be required to sell the 3% interest by June 30, 2009 or shortly thereafter. The Company will continue to monitor the carrying value of $21.3 million and if it is determined that additional other-than-temporary impairment exists, the Company will recognize an impairment loss equal to the difference between the fair value and the adjusted carrying value of the 8% equity stake.
5.	Goodwill and Other Intangible Assets
     The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2009 (in thousands):

Goodwill balance at December 31, 2008	$1,434,816
Acquisition of TCC	56,840
Other activity	6,265

Goodwill balance at March 31, 2009	$1,497,921

     The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2009 (in thousands):

Other intangible assets balance at December 31, 2008	$728,855
Acquisition of TCC	19,680
Other activity	(593)
Amortization of intangibles	(16,156)

Other intangible assets balance at March 31, 2009	$731,786

     The goodwill and other intangible assets from the acquisition of TCC (Note 10) have been included in the global OTC segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The TCC goodwill amount above was allocated to the CDS reporting unit for purposes of future impairment testing. The Company estimates that none of the goodwill acquired for the TCC acquisition will be deductible for tax purposes as it was a nontaxable transaction. The other activity in the goodwill and other intangible assets balances relates to adjustments to the purchase price, other intangible assets and related goodwill for acquisitions completed in 2008, primarily relating to updated valuations of identified tangible and intangible assets, and to foreign currency translation adjustments. The Company did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2009.
6.	Credit Facilities
     As of March 31, 2009, the Company had a senior unsecured credit agreement under which a term loan facility in the aggregate principal amount of $175.0 million was outstanding and a revolving credit facility in the aggregate principal amount of $250.0 million (collectively, the “Credit Facilities”). As of March 31, 2009, $195.0 million was outstanding under the revolving credit facility, which was due to be repaid by January 12, 2010. The Company also had a separate senior credit agreement (the “Credit Agreement”) outstanding that provided for an additional 364-day revolving credit facility in the aggregate principal amount of $150.0 million for use by ICE Clear Europe, of which no amounts were outstanding as of March 31, 2009.
     On April 9, 2009, the Credit Facilities and the Credit Agreement were cancelled, amended and/or replaced with new aggregate $775.0 million unsecured senior credit facilities (the “New Credit Facilities”) with Wachovia Bank, National Association (“Wachovia”), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The New Credit Facilities provide for a 364-day senior unsecured revolving credit facility in the aggregate principal amount of $300.0 million, a three-year senior unsecured revolving credit facility in the aggregate principal amount of $100.0 million, a three-year senior unsecured term loan facility in the aggregate principal amount of $200.0 million and an amended senior unsecured term loan facility in the aggregate principal amount of $175.0 million. The full $200.0 million available under the new term loan facility was borrowed on April 9, 2009 and was used to pay off the $195.0 million in principal that was outstanding under the old revolving credit facility. The original term loan facility was amended and the $175.0 million that was outstanding thereunder remains outstanding under the New Credit Facilities. No amounts were borrowed under the new $400.0 million combined revolving credit facilities.
     Loans under the New Credit Facilities shall, at the option of the Company, bear interest on the principal amount outstanding at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the LIBOR rate for an interest period of one month plus 1.5%. The applicable margin rate ranges from 2.50% to 4.50% on the LIBOR loans and from 1.50% to 3.50% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each outstanding borrowing is payable on at least a quarterly basis. Aggregate principal maturities on the borrowings outstanding under the New Credit Facilities are $67.5 million for the remaining nine months in 2009 and $99.0 million, $132.8 million and $75.7 million in 2010, 2011 and 2012, respectively.
     As of April 9, 2009, the Company had a six-month LIBOR-rate loan related to the $175.0 million term loan facility with a stated interest rate of 4.31% per annum, including the applicable margin rate of 2.50% on the LIBOR loan. As of April 9, 2009, the Company had a one-month LIBOR-rate loan related to the $200.0 million term loan facility with a stated interest rate of 2.97% per annum, including the applicable margin rate of 2.50% on the LIBOR loan. The closing of the New Credit Facilities increased the deferred debt issuance costs to $11.3 million.
     The New Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.50% to 0.90% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.50% as of April 9, 2009.
     Of the $300.0 million available under the 364-day senior unsecured revolving credit facility, (i) up to $150.0 million of such amount can be used to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount can be used to provide liquidity for the clearing operations of ICE Trust, and (iii) up to $50.0 million of such amount can be used to provide liquidity for the clearing operations of ICE Clear U.S. The $100.0 million available under the three-year senior unsecured revolving credit facility can be used for working capital and general corporate purposes.
     With limited exceptions, the Company may prepay the outstanding loans under the New Credit Facilities, in whole or in part, without premium or penalty. The New Credit Facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The Company has been and is currently in compliance with all applicable covenants under the New Credit Facilities.
     On April 21, 2009, the Company reduced its exposure to interest rate volatility on the $175.0 million and $200.0 term loan facilities by entering into interest rate swaps that are effective from December 31, 2009 through the maturity dates of the term loan facilities. The interest rate swaps fix the interest rate to 4.26% and 4.36% on the $175.0 million and $200.0 million term loan facilities, respectively.

7.	Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $9.8 million and $7.9 million for the three months ended March 31, 2009 and 2008, respectively.
     The following is a summary of stock options for the three months ended March 31, 2009:

		Weighted Average
		Exercise Price
	Number of Options	per Option
Outstanding at December 31, 2008	2,463,415	$36.83
Exercised	(60,935)	15.92
Forfeited	(14,944)	93.23

Outstanding at March 31, 2009	2,387,536	37.01

     Details of stock options outstanding as of March 31, 2009 are as follows:

			Weighted Average	Aggregate
			Remaining	Intrinsic
		Weighted Average	Contractual Life	Value
	Number of Options	Exercise Price	(years)	(In thousands)
Vested or expected to vest	2,259,181	$35.32	6.75	$102,164
Exercisable	1,692,811	$26.08	6.16	$89,560
     The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $2.7 million and $23.1 million, respectively. As of March 31, 2009, there were $25.1 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.4 years as the stock options vest.
     In December 2008, the Company reserved a maximum of 465,895 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are also subject to a market condition that may reduce the number of shares that are issued if the 2009 Company total shareholder return falls below that of the 2009 return of the Dow Jones Global Exchanges Index. The number of shares issued will be reduced by either 10% or 20% if the 2009 Company total shareholder return is below the 2009 return of the Dow Jones Global Exchange Index. The Company used a Monte Carlo simulation model to determine the grant date fair value of these awards. The grant date was December 16, 2008, which was the date when the Company and the employees reached a mutual understanding of award terms, and it is also the service inception date, which is the date when the requisite service period began. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2009. The compensation expense to be recognized under these performance-based restricted shares is expected to be $6.0 million if the Threshold Performance Target is met and 93,179 shares vest, $12.0 million if the Target Performance Target is met and 186,358 shares vest, $20.9 million if the Above Target Performance Target is met and 326,127 shares vest, and $29.9 million if the Maximum Performance Target is met and 465,895 shares vest. Shares to be issued will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2009 actual performance as compared to the 2009 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement.

     The following is a summary of the nonvested restricted shares for the three months ended March 31, 2009:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Stock Shares	Value per Share
Nonvested at December 31, 2008	1,142,332	$92.33
Granted	59,593	58.72
Vested	(165,818)	110.09
Forfeited	(19,832)	104.31

Nonvested at March 31, 2009	1,016,275	87.23

     Restricted stock shares granted in the table above include both time-based and performance-based grants. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of March 31, 2009, there were $42.5 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.2 years as the restricted stock vests. These unrecognized compensation costs assume that the target performance level will be met on the performance-based restricted shares granted in December 2008. During the three months ended March 31, 2009 and 2008, the total fair value of restricted stock vested under all restricted stock plans was $10.0 million and $120.5 million, respectively.
8.	Income Taxes
     The Company’s effective tax rate decreased to 33.8% for the three months ended March 31, 2009 from 35.2% for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 is lower than the federal statutory rate primarily due to a decrease in the percentage of income taxable in the United States at U.S. federal and state statutory tax rates and an increase in foreign earnings, which are taxed at lower foreign tax rates. The effective tax rate for the three months ended March 31, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits.
     The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the United States totaled $417.0 million and $363.4 million as of March 31, 2009 and December 31, 2008, respectively. These earnings are not subject to U.S. income tax until they are distributed to the United States.
9.	Clearing Organizations
     ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S., ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada and ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy products. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Trust performs the clearing and settlement of CDS contracts and began clearing these contracts in March 2009. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust are referred to herein collectively as the “ICE Clearing Houses”.
     Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that future market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. Given that each contract is settled on at least a daily basis for each clearing member, the ICE

Clearing Houses’ maximum exposure for this guarantee is approximately $21.5 billion as of March 31, 2009, which represents the maximum estimated value by the ICE Clearing Houses of a one to two day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was approximately $62.2 billion as of March 31, 2009.
     The ICE Clearing Houses reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to a guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations. ICE Clear Europe also has $100 million of insurance in the event of a clearing member default which would be called upon prior to any member assessment.
     Each of the ICE Clearing Houses requires all clearing members to maintain on deposit or through pledge certain assets, which may include cash, government obligations, money market mutual fund shares, certificates of deposit or letters of credit to secure payment of risk based margin as may become due and such amounts in total are known as original margin. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as variation margin. ICE Clear U.S. marks all outstanding futures contracts to market at least twice daily and pays and collects option premiums daily. ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust mark all outstanding positions to market at least once per day. Each of the ICE Clearing Houses requires that each clearing member make deposits in a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.
     Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, ICE Clear U.S., ICE Clear Canada and TCC may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. For ICE Clear Europe, once a clearing member’s deposits are depleted and a default occurs, a $100.0 million contribution made by the Company to ICE Clear Europe would be utilized. The $100.0 million is solely available in the event of an ICE Clear Europe clearing member default and $50.0 million of the $100.0 million will be utilized after the available funds of the defaulting member but before all other amounts within the ICE Clear Europe Guaranty Fund. If additional cash is required to settle positions, then the remaining $50.0 million will be called pro-rata along with other non-defaulting ICE Clear Europe clearing members’ deposits in the ICE Clear Europe Guaranty Fund.
     The Company has also contributed $10.0 million to the ICE Trust Guaranty Fund as of March 31, 2009 and it is obligated to increase the contribution up to $100.0 million over a two-year period using profits and cash flows of the ICE Trust business (Note 10). As amounts are required to be funded by the Company to the ICE Trust Guaranty Fund, those amounts will be available in the event of an ICE Trust clearing member default. The first $50.0 million contributed to the ICE Trust Guaranty Fund, including the $10.0 million contributed as of March 31, 2009, will be utilized after the available funds of the defaulting member but before all other amounts within the ICE Trust Guaranty Fund. The additional $50.0 million contributed will be utilized pro-rata along with other non-defaulting ICE Trust clearing members’ deposits in the ICE Trust Guaranty Fund.
     Additionally, for ICE Clear Europe, if all Guaranty Fund amounts are depleted, proceeds from the Company’s $100.0 million insurance policy would be utilized. The relevant ICE Clearing House may then assess its clearing members to meet any remaining shortfall after the Guaranty Fund deposits are utilized.

     As of March 31, 2009, original margin, unsettled variation margin, Guaranty Fund cash deposits and performance collateral for delivery are as follows for ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Trust	Total
Original margin	$562,011	$10,913,648	$5,935	$43,034	$227,751	$11,752,379
Variation margin	21,620	—	—	110	—	21,730
Guaranty Fund	22,639	381,712	2,393	8,571	296,900	712,215
Performance collateral for delivery	—	203,887	994	—	—	204,881

Total	$606,270	$11,499,247	$9,322	$51,715	$524,651	$12,691,205

     The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with offsetting current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. These cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and offsetting liabilities may vary significantly over time. The total ICE Clear Europe Guaranty Fund balance as of March 31, 2009 is $481.7 million, which includes the $381.7 million in Guaranty Fund deposits from clearing members as well as $100.0 million that ICE Clear Europe has committed of its own cash and which is included in restricted cash in the accompanying consolidated balance sheets. The total ICE Trust Guaranty Fund balance as of March 31, 2009 is $306.9 million, which includes the $296.9 million in Guaranty Fund deposits from clearing members as well as $10.0 million that ICE Trust has committed of its own cash.
     At the expiration of certain contracts that require physical deliveries, ICE Clear Europe and ICE Futures Canada collect cash from the clearing members until the physical deliveries have been made to the other clearing member. These cash deposits are referred to as performance collateral for delivery.
     In addition to the cash deposits for original margin, variation margin, and Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including government obligations, money market mutual funds, certificates of deposit or letters of credit to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheet as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. As of March 31, 2009, there were only cash deposits for the original margin, variation margin and Guaranty fund for ICE Trust.
     As of March 31, 2009, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S.
	Government	Money
	Securities at	Market
	Face Value	Mutual Fund
Original margin	$7,341,038	$527,316
Guaranty Fund	139,280	30,542

Total	$7,480,318	$557,858

     As of March 31, 2009, the government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Europe are detailed below (in thousands):

	Government
	Securities at	Letters
	Face Value	Of Credit
Original margin	$3,914,824	$1,370,000
Guaranty Fund	2,300	—

Total	$3,917,124	$1,370,000

     As of March 31, 2009, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian
	Government
	Securities at	Letters
	Face Value	Of Credit
Original margin	$34,424	$4,387
Guaranty Fund	13,876	—

Total	$48,300	$4,387

     As of March 31, 2009, the Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for TCC are detailed below (in thousands):

	Government	Money
	Securities at	Market
	Face Value	Mutual Fund
Original margin	$136,353	$5,000
Guaranty Fund	6,330	—

Total	$142,683	$5,000

10.	Acquisitions
   TCC Acquisition
     The Company completed its acquisition of TCC on March 6, 2009. TCC is a U.S. clearing house that provides clearing and settlement services to its participants for trades in futures contracts, options on futures contracts and OTC transactions executed on various exchanges and marketplaces. TCC also developed the CDS risk management framework, operational processes and infrastructure for ICE Trust’s clearing operations. The Company acquired 100% of TCC for cash and a 50% equity interest in the parent company of ICE Trust. The 50% equity interest entitles the former stockholders of TCC to a 50% share of ICE Trust net profits. The former stockholders of TCC have waived a portion of their profits until December 31, 2009. The net profit allocation arrangement will be reflected as income attributable to noncontrolling interest.
     The acquisition facilitated the Company’s expansion into clearing within the global CDS markets. Assets acquired and liabilities assumed were recorded at their estimated fair values as of March 6, 2009. The total preliminary purchase price was $107.1 million, and was comprised of $39.0 million in cash, $38.4 million in excess working capital paid to the TCC shareholders and a 50% equity interest in the parent company of ICE Trust with an estimated fair value of $29.7 million. The preliminary fair value of the noncontrolling net profit sharing interest was based on a discounted cash flow approach.
     Under the acquisition method of SFAS No. 141R, the total preliminary purchase price was allocated to TCC’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of March 6, 2009. The preliminary net tangible and identifiable intangible assets acquired from TCC were $50.2 million, including $8.5 million of regulatory capital that is reflected as restricted cash in the accompanying consolidated balance sheet as of March 31, 2009. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to identifiable intangible assets, certain tangible assets and liabilities and valuation of certain noncontrolling interest consideration given to the former TCC stockholders. In performing the preliminary purchase price allocation, the Company considered, among other factors, analyses of historical financial performance, estimates of future performance and anticipated synergies. The Company has recorded preliminary intangible assets associated with the TCC acquisition of $11.3 million for developed technology, which has been assigned a three to five year useful life, and $8.4 million in other intangible assets. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $56.8 million and was recorded as goodwill. The allocation of the purchase price will be finalized upon completion of the fair value analysis of the acquired assets and liabilities.

   Creditex Acquisition
     The Company completed its acquisition of Creditex on August 29, 2008. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to identifiable intangible assets and certain tangible assets and liabilities.
   Formation of ICE Trust
     The Company has assembled a comprehensive CDS infrastructure with its acquisitions of Creditex, which included T-Zero, a wholly-owned subsidiary of Creditex and a CDS trade processing platform, and TCC. The Company utilized select infrastructure, domain knowledge and personnel from each entity to establish ICE Trust, which will serve as the Company’s U.S. CDS clearing house. In addition to utilizing in-house resources, ICE Trust has also entered into an agreement with Markit Group Ltd. (“Markit”) to jointly produce daily settlement prices required for mark-to-market pricing, margining and clearing. Distinct pricing structure agreements apply to the initial clearing members of ICE Trust, which may limit the revenue opportunities available to ICE Trust from these initial clearing members. The Company began processing and clearing North American CDS indexes on March 9, 2009 through ICE Trust. The clearing house has received approvals from the Federal Reserve Board of Governors and the New York State Banking Department and an exemption from registration from the U.S. Securities and Exchange Commission and the U.S. Treasury.
     Pursuant to bank capitalization requirements, the Company funded ICE Trust’s operations with $35.0 million in cash and it contributed an initial $10.0 million to the ICE Trust Guaranty Fund (Note 9). The $45.0 million in cash has been reflected as restricted cash in the accompanying consolidated balance sheet as of March 31, 2009. Over a two-year period, the Company is obligated to increase its contribution to the ICE Trust Guaranty Fund to a total of $100.0 million.
11.	Russell Licensing Agreement
     In 2007, the Company entered into an exclusive licensing agreement (the “Licensing Agreement”) with the Frank Russell Company (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. Due to the wind-down provisions of other Russell licensing contracts, during the first year of the Licensing Agreement, the Company offered the Russell contracts on a non-exclusive basis. These rights became exclusive on September 19, 2008, and subject to achieving specified trading volume, will remain exclusive throughout the remainder of the Licensing Agreement, which extends through June 2014.
     In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual cash payments based on the annual contract volume, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of March 31, 2009, the net assets related to the Licensing Agreement are $136.0 million and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized based on the Company’s valuations of the non-exclusive and the exclusive elements of the Licensing Agreement. For the three months ended March 31, 2009 and 2008, amortization expense related to the Licensing Agreement was $6.5 million and $42,000, respectively, which reflects amortization on the exclusive and non-exclusive portions of the intangible assets.
     Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of March 31, 2009, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $13.3 million and $80.8 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the three months ended March 31, 2009 and 2008, interest expense related to the Licensing Agreement was $1.4 million and $1.5 million, respectively.

12.	Segment Reporting
     The Company’s principal business segments consist of its global OTC segment, its futures segment and its market data segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada, and the respective clearing of the futures contracts that trade at each of these exchanges, make up the futures segment and the operations of ICE Data make up the market data segment. The remaining companies and operations have been included in the global OTC segment as they primarily support the Company’s OTC business operations. Intersegment revenues and transactions attributable to the performance of services are recorded at cost plus an agreed market percentage intercompany profit. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments are as follows:

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended March 31, 2009:
Revenues from external customers	$119,581	$97,979	$13,993	$231,553
Intersegment revenues	11,652	7,652	8,439	27,743
Depreciation and amortization	18,158	9,110	35	27,303
Interest and investment income	78	519	13	610
Interest expense	3,376	1,878	—	5,254
Income tax expense	12,186	20,119	4,549	36,854
Net income	20,305	42,922	8,995	72,222
Total assets	2,933,364	12,660,513	31,029	15,624,906
     Revenues from three clearing members of the futures segment comprised 17.2%, 10.9 % and 10.2% of the Company’s futures revenues for the three months ended March 31, 2009. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2009.

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
13. Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	share amounts)
Basic:
Net income	$72,222	$92,290

Weighted average common shares outstanding	72,671	70,361

Basic earnings per common share	$0.99	$1.31

Diluted:
Weighted average common shares outstanding	72,671	70,361

Effect of dilutive securities:
Stock options and restricted shares	935	987

Diluted weighted average common shares outstanding	73,606	71,348

Diluted earnings per common share	$0.98	$1.29

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the three months ended March 31, 2009 and 2008, 715,000 and 108,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q, including the sections entitled “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
     Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; conditions in global financial markets; increasing competition and consolidation in our industry; changes in domestic and foreign regulations or government policy; minimizing the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including clearing developments; the success of our clearing initiative for the credit default swap market, including the lack of a liquid market for CDS trading; the success of our global clearing strategy; the accuracy of our cost estimates and expectations; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2010; our ability to increase the connectivity to our marketplace; our ability to develop new products and services and pursue strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; proposed or pending litigation and adverse litigation results; our belief in our electronic platform and disaster recovery system technologies; our ability to gain access to comparable products and services if our key technology contracts were terminated; and the risk that acquired businesses will not be integrated successfully or that the revenue opportunities, cost savings and other anticipated synergies from mergers and investments may not be fully realized or may take longer to realize than expected. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this quarterly report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview and Our Business Environment
     We are a leading operator of regulated global futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate the leading electronic futures and OTC marketplace for trading a broad array of energy, soft agricultural and agricultural commodities, credit default swaps, or CDS, and financial products. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets, together with clearing services. Through our widely-distributed electronic marketplaces, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.
     We conduct our regulated U.K.-based energy futures exchange through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures exchange through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures exchange through our wholly-owned subsidiary, ICE Futures Canada. ICE Futures Europe, as well as our OTC energy marketplace, clears contracts through ICE Clear Europe, ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We conduct our OTC CDS trade execution markets through Creditex Group Inc., or

Creditex, and clear CDS markets through ICE Trust U.S. LLC, or ICE Trust. We completed our acquisition of The Clearing Corporation, or TCC, in March 2009, as part of our global strategy to offer clearing in the CDS market.
     We operate three business segments: a futures segment, a global OTC segment and a market data segment. In our futures markets, we offer trading in standardized derivative contracts on our regulated exchanges. In our OTC markets, which include energy markets and credit derivatives, we offer electronic trading and OTC voice brokering in OTC contracts, including contracts that provide for the physical delivery of an underlying asset or commodity or for financial settlement based on the price of an underlying asset or commodity. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers.
     Our business is primarily transaction based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volume is driven by a number of factors, including the degree of volatility in the prices of commodities and financial instruments such as equity indexes and foreign exchange, as well as regulatory changes, fee modifications and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions have also been driven by varying levels of volatility and liquidity both in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.
     Since our business is primarily transaction-based, declines in trading volumes and market liquidity could adversely affect our business and profitability. Market liquidity is one of the primary keys to attracting and maintaining customers and is an important indicator of a market’s strength. Recently, global financial markets have experienced volatile and adverse conditions, including the decrease in available credit, losses resulting from declining asset values, defaults on loans and outflows of customer funds and investments. These events have resulted in the failure of certain financial services firms and resulted in many of our customers decreasing their risk exposure and trading activity.
     We operate our futures and OTC markets primarily on our electronic platforms and we offer ICE Futures U.S.’s options markets on both our electronic platform and the trading floor based in New York. We also operate certain of our OTC markets through voice brokering. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in the trading and clearing of derivative products in these markets globally. We do not risk our own capital by engaging in any trading activities or by extending credit to market participants.
Financial Highlights
•	Our consolidated revenues increased by 11.7% to $231.6 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to revenues from recent acquisitions, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S., which commenced in September 2008, and clearing fee revenues collected in our energy futures and OTC contracts. This revenue growth was partially offset by lower OTC energy and soft agricultural futures contract volume.

•	Our consolidated operating expenses increased by 87.1% to $117.8 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to recent acquisitions, transaction costs related to the acquisition of TCC and costs associated with employee termination costs, costs incurred to vacate office space, the establishment of ICE Trust and increased technology spending and the related depreciation expenses. These increased operating expenses were partially offset by costs incurred to close our futures trading floors in New York and Dublin and costs associated with the establishment of ICE Clear Europe in the first quarter of 2008. The operating expenses associated with the TCC acquisition, employee termination costs, establishment of ICE Trust and costs incurred to vacate office space during the three months ended March 31, 2009 were $12.9 million.

•	Our consolidated operating margin decreased to 49.1% for the three months ended March 31, 2009, compared to 69.6% for the same period in 2008.

•	Our consolidated net income decreased by 21.7% to $72.2 million for the three months ended March 31, 2009, compared to net income of $92.3 million in the same period in 2008.
     During the three months ended March 31, 2009, 62.6 million contracts were traded in our futures markets, roughly flat with 62.5 million contracts traded during the three months ended March 31, 2008. During the three months ended March 31, 2009, 50.2 million contract equivalents were traded in our OTC energy markets, down 25.6% from 67.5 million contract equivalents traded during the three months ended March 31, 2008.
CDS Clearing
     Prior to ICE Trust clearing CDS transactions, credit derivative contracts were only traded between two market participants on a bilateral basis and were not cleared through a central counterparty or clearing house. The buyer of the contract would make a payment or series of payments to the seller in return for protection against default. The bilateral nature of these transactions left the participants exposed to counterparty risk, which could result in systemic implications in times of financial distress. ICE Trust is our regulated North American CDS clearing house solution, which has developed a market structure that brings transparency, capital efficiency and mitigation of counterparty credit risk by acting as a central counterparty to clear CDS transactions.
     We have assembled a comprehensive CDS market infrastructure with our acquisition of Creditex, a leading CDS trade execution venue that owned and operated T-Zero, a CDS trade processing platform, and our acquisition of TCC. We have used select infrastructure, domain knowledge and personnel from these entities to establish ICE Trust. ICE Trust is designed to fit the workflow and operations that exist within the industry today while supporting new standards for regulation and transparency. ICE Trust has entered into an agreement with Markit Group Ltd., or Markit, to jointly produce daily settlement prices required for mark-to-market pricing, margining and clearing.
     We began processing and clearing North American CDS index contracts on March 9, 2009 through ICE Trust. Clearing of North American CDS indexes will be followed by U.S. liquid single-name CDS contracts. Through May 1, 2009, ICE Trust has cleared 2,493 transactions totaling $257 billion of notional value, and resulting in $30 billion in notional value of open interest.
     ICE Trust is the industry’s first CDS clearing house to process transactions. ICE Trust is designed to address the operational and risk management needs of the credit derivatives market, as well as calls by regulators and policy makers for systemic risk reduction. The clearing house has received approvals from the Federal Reserve Board of Governors and the New York State Banking Department and an exemption from registration from the U.S. Securities and Exchange Commission and the U.S. Treasury Department. Our competitors have announced plans to develop CDS clearing in the United States and in Europe. To date, these companies have not cleared any CDS transactions.
     ICE Trust has established rules and operating procedures governing the clearing house, including membership and governance requirements. ICE Trust membership is open to all qualifying buy-side and sell-side institutions. As a neutral and independent clearing house, all qualified CDS market participants will have the ability to access ICE Trust. Membership is available to institutions that meet the financial and eligibility standards set forth in the Rules of the clearing house. Each member firm will provide ICE Trust with authority to obtain their respective transaction information for the purpose of facilitating the novation of existing CDS contracts that are warehoused within The Depository Trust & Clearing Corporation.
     Pursuant to bank capitalization requirements, we funded ICE Trust’s operations with $35.0 million in cash and contributed an initial $10.0 million to the ICE Trust Guaranty Fund. Over a two-year period, we are obligated to increase our contribution to the ICE Trust Guaranty Fund to a total of $100.0 million.
     CDS clearing by ICE Trust follows several successful initiatives underway within the industry to reduce systemic and operational risks in the credit derivatives market. We have played a key role in certain of these initiatives, including portfolio compression and credit event auctions, which we administer in conjunction with Markit. Compression runs, which reduce the overall size and the number of line items in credit derivative portfolios without changing the risk parameters of the portfolios, that we have conducted have reduced over $2 trillion in notional outstanding for single-name CDS in recent months, and credit event auctions have been relied upon by market participants for the orderly settlement of credit derivative trades referencing 43 defaulted entities, including Fannie

Mae and Lehman Brothers. We have worked closely with the International Swaps and Derivatives Association, Inc., or ISDA, regulators and market participants in designing innovative solutions to enhance a broad array of CDS risk management, execution, processing and clearing services. ICE Trust is subject to regulation by multiple regulators including the Federal Reserve Bank of New York and the New York State Banking Department. Although it operates pursuant to exemptive relief from the U.S. Securities and Exchange Commission and the U.S. Treasury Department, it is required to comply with certain requirements to satisfy the conditions of the exemptive relief. Further, ICE Trust is applying to become a Registered Overseas Clearing House with the Financial Services Authority, or FSA, in the United Kingdom and will be subject to FSA supervision.
     T-Zero also established a re-couponing service to support the CDS industry for single-name coupon standardization. T-Zero is the most widely adopted affirmation and novation consent platform for credit derivatives transactions, and is currently relied upon by over 380 buy-side firms for various aspects of CDS trading processing. Beginning in April 2009, the CDS market moved to a new single-name Standard North American Corporate, or SNAC, 100 and 500 bps coupon CDS contract. This standardization prepares the market for clearing of single-name trades in a manner analogous to the way CDS index contracts are now being cleared by ICE Trust. T-Zero’s portfolio re-couponing service allows both dealers and buy-side firms to efficiently transition existing non-standard single-name CDS positions to the new SNAC convention.
     ICE Clear Europe is working with European regulators and industry participants to develop clearing for CDS European reference entities, such as the Markit iTraxx indices, with a launch planned in the second quarter of 2009, subject to regulatory approvals. ICE Clear Europe plans to offer a CDS clearing platform and a separate risk pool that is distinct from the risk pool associated with energy markets currently cleared by ICE Clear Europe. ICE Clear Europe is currently establishing governing rules and operating procedures appropriate for European CDS clearing, including membership and margining requirements. It is anticipated that the use of ICE Clear Europe for CDS clearing will offer efficiency and a common market infrastructure to market participants globally.
Variability in Quarterly Comparisons
     In addition to general economic conditions and conditions in the financial markets, particularly the commodities markets, trading is subject to variability in trading volume due to a number of key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, the number of trading days in a period and seasonality. These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results when, for example, these comparisons are between quarters in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.
Segment Reporting
     Our business is currently divided into three segments: our futures segment, our global OTC segment and our market data segment. For a discussion of these segments and related financial disclosure, refer to Note 12 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Intersegment Fees
     Our OTC segment provides and supports the platform for electronic trading in our futures segment. Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures segment. Our futures segment and our OTC segment provide access to trading data to our market data segment. Our market data segment provides marketing and other promotional services to our OTC segment. During the three months ended March 31, 2009, our futures segment began to charge our market data segment for the underlying futures data which the market data segment charges data vendors in the form of terminal and license fees. These internal charges are reflected as intersegment revenues and expenses. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.

  Our Futures Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Three Months Ended March 31,
	2009	%	2008	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures	$28,009	26.5%	$23,109	22.7%
ICE WTI Crude futures	12,861	12.2	13,030	12.8
ICE Gas Oil futures	12,730	12.0	10,929	10.7
Sugar futures and options(1)	15,823	15.0	26,248	25.8
Cotton futures and options(1)	2,967	2.8	9,297	9.2
Russell Index futures and options(2)	7,561	7.2	122	0.1
Other futures products and options	18,142	17.2	14,650	14.4
Intersegment fees	7,652	7.2	1,111	1.1
Other(3)	(115)	(0.1)	3,264	3.2

Total revenues	105,630	100.0	101,760	100.0

Operating expenses:
Selling, general and administrative expenses(4)(5)	21,603	20.5	21,449	21.1
Intersegment expenses	11,104	10.5	7,458	7.3
Depreciation and amortization(5)(6)	9,110	8.6	1,919	1.9

Total operating expenses	41,817	39.6	30,826	30.3

Operating income	63,813	60.4	70,934	69.7
Other income (expense), net	(772)	(0.7)	465	0.5
Income tax expense	20,119	19.1	27,367	26.9

Net income	$42,922	40.6%	$44,032	43.3%

(1)	The soft agricultural commodities revenues, including sugar and cotton futures and options contract revenues, decreased from the prior period primarily due to a significant reduction in the availability of credit to participants in the agricultural markets during the current period and less hedging activity resulting from a significant reduction in both global exports and U.S. production of cotton during the current period as compared to the prior period, which experienced significant price volatility, resulting in higher contract volume.

(2)	The Russell Index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

(3)	The financial results for the three months ended March 31, 2009 include $3.2 million in net interest paid to the clearing members for margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues.

(4)	Includes compensation and benefits expenses and professional services expenses.

(5)	The financial results for the three months ended March 31, 2009 include $4.1 million in employee termination costs, asset write offs and costs to vacate office space in New York City. The financial results for the three months ended March 31, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.

(6)	The financial results for the three months ended March 31, 2009 include $6.5 million in amortization expense relating to the Russell Licensing Agreement. Refer to Note 11 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on this item.
     Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $23.5 million and $15.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase in rebates is due primarily to an increase in the number of rebates programs offered on various futures and option contracts and from higher contract volume traded during the period, primarily the Russell Index futures and options contracts. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged and assuming that the same volume had been generated without the rebate program.

     In our futures business segment, we earn transaction and clearing fees from both counterparties to each futures contract or option on futures contract that is traded, based on the volume of the commodity underlying the futures or option contract that is traded. In the past, we did not derive direct revenues from the clearing process associated with ICE Futures Europe because participants paid clearing fees directly to a third party clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture all clearing revenues associated with ICE Futures Europe, the amount of which will depend upon many considerations, including but not limited to transaction volume, pricing and new products.
     A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents, for the periods indicated, trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	18,288	16,740
ICE WTI Crude futures	11,523	13,903
ICE Gas Oil futures	8,160	7,284
Sugar futures and options	6,954	12,867
Cotton futures and options	1,235	4,530
Russell Index futures and options	10,183	90
Other futures and options	6,224	7,115

Total	62,567	62,529

     The following table presents our quarter-end open interest for our futures contracts. Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients.

	As of March 31,
	2009	2008
	(In thousands)
Open interest — futures and option contracts:
ICE Brent Crude futures	678	588
ICE WTI Crude futures	514	541
ICE Gas Oil futures	470	251
Sugar futures and options	1,517	2,099
Cotton futures and options	315	912
Coffee futures and options	288	438
Cocoa futures and options	160	202
Russell index futures and options	426	12
Other futures and options	1,019	628

Total	5,387	5,671

     Our OTC Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our OTC segment, which includes energy and credit derivatives markets:

	Three Months Ended March 31,
	2009(1)%		2008	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(2)	$43,951	33.5%	$60,066	59.4%
North American power	19,586	14.9	15,702	15.5
Credit default swaps	37,969	28.9	—	—

	Three Months Ended March 31,
	2009(1)%		2008	%
	(Dollar amounts in thousands)
Other commodities markets	2,405	1.8	2,326	2.3
Electronic trade confirmation	1,474	1.1	1,953	1.9
Intersegment fees	11,652	8.9	7,820	7.7
Market data fees	12,123	9.2	11,517	11.4
Other	2,074	1.6	1,785	1.8

Total revenues	131,234	100.0	101,169	100.0

Operating expenses:
Selling, general and administrative expenses(3)(4)	67,989	51.8	29,958	29.6
Intersegment expenses	8,528	6.5	8,150	8.1
Depreciation and amortization	18,158	13.8	9,006	8.9

Total operating expenses	94,675	72.1	47,114	46.6

Operating income	36,559	27.9	54,055	53.4
Other expense, net	(4,068)	(3.1)	(2,495)	(2.5)
Income tax expense	12,186	9.3	16,217	16.0

Net income	$20,305	15.5%	$35,343	34.9%

(1)	The financial results for the three months ended March 31, 2009 include the financial results for Creditex subsequent to its acquisition in August 2008, the financial results for TCC subsequent to its acquisition on March 6, 2009, and the financial results for ICE Trust following its formation in the first quarter of 2009.

(2)	The North American natural gas contract trading volume decreased from the prior year primarily due to several factors, including de-leveraging in the broader markets and increased risk aversion, which reduced market liquidity, as well as relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity.

(3)	Includes compensation and benefits expenses and professional services expenses.

(4)	The financial results for the three months ended March 31, 2009 include $5.6 million in transaction costs related to the acquisition of TCC, $1.4 million in costs associated with the establishment of ICE Trust and $1.8 million in employee termination costs.
     Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $3.2 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume.
     In addition to our transaction fee, cleared transactions require the payment of a clearing fee. Consistent with ICE Futures Europe, we did not derive direct revenues from the OTC energy clearing process in the past and participants paid the clearing fees directly to a third party clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture all clearing revenues associated with our global OTC segment, the amount of which will depend upon many considerations, including but not limited to transaction volume, pricing and new product introductions. For the three months ended March 31, 2009 and 2008, transaction and clearing fees related to cleared trades represented 51.4% and 71.5% of our total OTC revenues, respectively, net of intersegment fees. Excluding the OTC CDS markets, transaction and clearing fees related to cleared energy trades represented 91.4% of our total OTC energy transaction and clearing revenues for the three months ended March 31, 2009.
     The following tables present, for the periods indicated, the total volume or notional value of the underlying commodity and number of contracts traded in our OTC markets:

	Three Months Ended
	March 31,
	2009	2008
Total Volume — OTC:
North American natural gas (in million British thermal units, or MMBtu)	108,326	156,104
Credit default swaps (notional value in billions of dollars )(1)	728	—
North American power (in million megawatt hours)	1,419	1,802
Global oil (in equivalent million barrels of oil)	494	235

(1)	We began offering credit default swaps for trading following our acquisition of Creditex in August 2008.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Number of OTC energy contracts traded:
North American natural gas	45,060	62,442
North American power	2,380	2,806
Global oil and other	2,801	2,252

Total	50,241	67,500

     The following table presents our quarter-end open interest for our cleared OTC energy contracts:

	As of March 31,
	2009	2008
	(In thousands)
Open interest — cleared OTC energy contracts:
North American natural gas	8,157	6,852
North American power	1,684	1,186
Global oil and refined products	2,025	1,436

Total	11,866	9,474

Our Market Data Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Three Months Ended March 31,
	2009	%	2008	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$13,991	62.4%	$13,203	62.1%
Intersegment fees	8,439	37.6	8,061	37.9
Other	2	—	13	—

Total revenues	22,432	100.0	21,277	100.0

Operating expenses:
Selling, general and administrative expenses(1)	859	3.8	581	2.7
Intersegment expenses(2)	8,111	36.1	1,384	6.5
Depreciation and amortization	35	0.2	21	0.1

Total operating expenses	9,005	40.1	1,986	9.3

Operating income	13,427	59.9	19,291	90.7
Other income (expense), net	117	0.5	169	0.8
Income tax expense	4,549	20.3	6,545	30.8

Net income	$8,995	40.1%	$12,915	60.7%

(1)	Includes compensation and benefits expenses and professional services expenses.

(2)	During the three months ended March 31, 2009, our futures segment began to charge our market data segment for the underlying futures data which the market data segment charges data vendors in the form of terminal and license fees. These internal charges are reflected as intersegment revenues and expenses.
     We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. We also earn subscription fee revenues from OTC daily indices, view only access to the OTC markets and OTC and futures end of day reports. In addition, we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented. A description of how we calculate our market share, our trading volume and other operating measures is set forth below.

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except for rate
	per contract and percentages)
Operating Data:
Our Average Daily Trading and Clearing Fee Revenues:
Our U.K. futures business average daily exchange and clearing fee revenues	$1,011	$772

Our U.S. and Canadian futures business average daily exchange and clearing fee revenues	559	798

Our global credit derivatives OTC business average daily commission and clearing fee revenues(1)	627	—
Our bilateral global energy OTC business average daily commission fee revenues	70	186
Our cleared global energy OTC business average daily commission and clearing fee revenues	1,007	1,094

Our global OTC business average daily commission and clearing fee revenues	1,704	1,280

Our total average daily exchange, commission and clearing fee revenues	$3,274	$2,850

Our Trading Volume:
Futures volume	62,567	62,529
Futures average daily volume	999	1,004
OTC energy volume	50,241	67,500
OTC energy average daily volume	823	1,107
Our ICE Futures Europe rate per contact	$1.57	$1.25
Our soft agricultural futures and options rate per contract	$2.34	$2.14
Our financial futures and options rate per contract	$0.78	$1.80
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	50%	47%
Banks and financial institutions	24%	23%
Liquidity providers	26%	30%

(1)	We began offering credit derivatives for trading following our acquisition of Creditex in August 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Overview
     Consolidated net income decreased $20.1 million, or 21.7%, to $72.2 million for the three months ended March 31, 2009 from $92.3 million for the comparable period in 2008. Net income from our futures segment decreased $1.1 million, or 2.5%, to $42.9 million for the three months ended March 31, 2009 from $44.0 million for the comparable period in 2008. Net income from our global OTC segment decreased $15.0 million, or 42.5%, to $20.3 million for the three months ended March 31, 2009 from $35.3 million for the comparable period in 2008, primarily due a reduction in the trading volume of the OTC North American natural gas contract and due to acquisition and restructuring expenses incurred during the three months ended March 31, 2009, which was partially offset by OTC clearing fee revenues that were recognized during the three months ended March 31, 2009 following our formation of ICE Clear Europe. Net income from our market data segment decreased $3.9 million, or 30.4%, to $9.0 million for the three months ended March 31, 2009 from $12.9 million for the comparable period in 2008. Consolidated operating income, as a percentage of consolidated revenues, decreased to 49.1% for the three months ended March 31, 2009 from 69.6% for the comparable period in 2008. Consolidated net income, as a percentage of consolidated revenues, decreased to 31.2% for the three months ended March 31, 2009 from 44.5% for the comparable period in 2008.
     Our consolidated revenues increased $24.3 million, or 11.7%, to $231.6 million for the three months ended March 31, 2009 from $207.2 million for the comparable period in 2008. This increase is primarily attributable to $38.0 million of revenues derived from execution, processing and clearing services provided in our OTC credit markets for the three months ended March 31, 2009 following our acquisition of Creditex in August 2008 and the formation of ICE Trust in March 2009, revenues from the exclusive trading of Russell Index options and futures on ICE Futures U.S. and clearing fee revenues collected in our energy futures and OTC markets. The increase in revenues was partially offset by lower trading volume in our OTC North American natural gas markets and soft agricultural futures markets.
     Consolidated operating expenses increased $54.8 million, or 87.1%, to $117.8 million for the three months ended March 31, 2009 from $62.9 million for the comparable period in 2008. This increase is primarily attributable to $37.5 million of expenses relating to Creditex’s business for the three months ended March 31, 2009, including amortization of intangible assets and non-cash compensation expenses, $5.6 million in transaction costs incurred related to our acquisition of TCC on March 6, 2009, $5.9 million in employee termination costs and costs incurred to vacate office space in New York City, $6.5 million in amortization expense relating to the Russell Licensing Agreement, additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our acquisitions and $1.4 million in professional services expenses incurred relating to the establishment of ICE Trust. The increase in expenses was partially offset by expenses incurred relating to the establishment of ICE Clear Europe and severance costs associated with the ICE Futures U.S. floor closure incurred during the comparable period in 2008.
Revenues
Transaction and Clearing Fees
     Consolidated transaction and clearing fees increased $26.0 million, or 14.7%, to $203.5 million for the three months ended March 31, 2009 from $177.4 million for the comparable period in 2008. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 87.9% for the three months ended March 31, 2009 from 85.6% for the comparable period in 2008.
     Transaction and clearing fees generated in our futures segment increased $708,000, or 0.7%, to $98.1 million for the three months ended March 31, 2009 from $97.4 million for the comparable period in 2008, while decreasing as a percentage of consolidated revenues to 42.4% for the three months ended March 31, 2009 from 47.0% for the comparable period in 2008. The increase in transaction and clearing fees was primarily due to an increase in revenues from the Russell Index futures and options after they began trading exclusively on ICE Futures U.S. in September 2008, an increase in the ICE Brent Crude futures revenues and the recognition of clearing fees following the November 2008 launch of ICE Clear Europe. The increase was offset by a decrease in the soft agricultural commodities revenues, including sugar and cotton futures and options contract revenues, from the prior period primarily due a significant reduction in the availability of credit to participants in the agricultural markets during the current period and less hedging activity resulting from a significant reduction in both global exports and U.S. production of cotton during the current period as compared to the prior period, which experienced significant price volatility, resulting in higher contract volume. Overall volume in our futures segment were 62.6 million contracts during the three months ended March 31, 2009, in line with 62.5 million contracts during the comparable period in 2008. Average transaction and clearing fees per trading day was $1.6 million per trading day for the three months ended March 31, 2009 and 2008.
     Transaction and clearing fees generated in our global OTC segment increased $25.3 million, or 31.7%, to $105.4 million for the three months ended March 31, 2009 from $80.0 million for the comparable period in 2008 primarily due to the acquisition of Creditex and the recognition of clearing fees, partially offset by a reduction in the North American natural gas contract volume. We recognized transaction and clearing fees in our OTC credit markets of $38.0 million for the three months ended March 31, 2009 following our acquisition of Creditex in August 2008 and the formation of ICE Trust in March 2009, and we recognized clearing fees for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. Contract volume in our North American natural gas markets decreased 27.8% to 45.1 million contracts traded during the three months ended March 31, 2009 from 62.4 million contracts traded during the comparable period in 2008. Volume in the North American natural gas markets declined due to several factors, including de-leveraging in the broader markets and increased risk aversion, which reduced market liquidity, as well as relatively high storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 45.5% for the three months ended March 31, 2009 from 38.6% for the comparable period in 2008. Average transaction and clearing fees per trading day increased 33.1% to $1.7 million per trading day for the three months ended March 31, 2009 from $1.3 million per trading day for the comparable period in 2008.
Market Data Fees
     Consolidated market data fees increased $1.4 million, or 5.6%, to $26.1 million for the three months ended March 31, 2009 from $24.7 million for the comparable period in 2008. During the three months ended March 31, 2009 and 2008, we recognized $12.6 million and $12.0 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the three months ended March 31, 2009 and 2008, we recognized $11.1 million and $10.8 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 11.3% for the three months ended March 31, 2009 from 11.9% for the comparable period in 2008.
Other Revenues
     Consolidated other revenues decreased $3.1 million, or 61.3%, to $2.0 million for the three months ended March 31, 2009 from $5.1 million for the comparable period in 2008. The decrease in other revenues is primarily due to $3.2 million in net interest paid to the clearing members for their margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 0.8% for the three months ended March 31, 2009 from 2.4% for the comparable period in 2008.
Expenses
Compensation and Benefits
     Consolidated compensation and benefits expenses increased $24.0 million, or 78.3%, to $54.7 million for the three months ended March 31, 2009 from $30.7 million for the comparable period in 2008. This increase includes $22.8 million in Creditex compensation and benefits expenses recognized during the three months ended March 31, 2009 following the closing of the acquisition in August 2008, a $1.9 million increase in non-cash compensation expenses and $2.9 million in employee termination costs recognized during the three months ended March 31, 2009, partially offset by $1.7 million of severance costs associated with the closure of our futures open-outcry trading floors in New York and Dublin during the three months ended March 31, 2008. Non-cash compensation expenses recognized in our consolidated financial statements for our stock options and restricted stock were $9.8 million for the three months ended March 31, 2009, compared to $7.9 million for the three months ended March 31, 2008. This increase was primarily due to $1.4 million in non-cash compensation costs related to the Creditex stock awards we assumed in connection with the acquisition. Our employee headcount increased slightly from 795 employees as of December 31, 2008 to 803 employees as of March 31, 2009, following the acquisition of TCC on March 6, 2009 and the employee terminations during the three months of March 31, 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 23.6% for the three months ended March 31, 2009 from 14.8% for the comparable period in 2008.
Professional Services
     Consolidated professional services expenses increased $5.9 million, or 84.1%, to $12.8 million for the three months ended March 31, 2009 from $7.0 million for the comparable period in 2008. This increase was primarily due to $5.6 million in transaction costs incurred related to our acquisition of TCC on March 6, 2009 and $1.4 million in professional services expenses incurred during the three months ended March 31, 2009 relating to the establishment of ICE Trust, compared to $1.6 million in professional services expenses incurred during the three months ended March 31, 2008 relating to the establishment of ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 5.5% for the three months ended March 31, 2009 from 3.4% for the comparable period in 2008.
Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $8.6 million, or 59.8%, to $22.9 million for the three months ended March 31, 2009 from $14.3 million for the comparable period in 2008. This increase was primarily due to $4.5 million of Creditex selling, general and administrative expenses recognized during the three months ended March 31, 2009 following the closing of the acquisition in August 2008, $2.4 million in costs incurred to vacate office space in New York City, as well as increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9.9% for the three months ended March 31, 2009 from 6.9% for the comparable period in 2008.
Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $16.4 million, or 149.4%, to $27.3 million for the three months ended March 31, 2009 from $10.9 million for the comparable period in 2008. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2008 and during the three months ended March 31, 2009 and due to additional depreciation expenses recorded on fixed asset additions incurred during 2008 and during the three months ended March 31, 2009. We recorded amortization expenses on the acquired intangible assets of $16.2 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 11.8% for the three months ended March 31, 2009 from 5.3% for the comparable period in 2008.
Other Income (Expense)
     Consolidated other expense increased from other expense of $1.9 million for the three months ended March 31, 2008 to other expense of $4.7 million for the three months ended March 31, 2009. This increase in other expense primarily related to a decrease in interest income from $2.9 million for the three months ended March 31, 2008 to $610,000 for the three months ended March 31, 2009. The decrease in interest income was primarily due to a decrease in the cash balances as well as our cash earning a lower return during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Income Taxes
     Consolidated tax expense decreased $13.3 million to $36.9 million for the three months ended March 31, 2009 from $50.1 million for the comparable period in 2008, primarily due to the decrease in our pre-tax income. Our effective tax rate decreased to 33.8% for the three months ended March 31, 2009 from 35.2% for the comparable period in 2008, primarily due to a decrease in the percentage of our income taxable in the United States at higher statutory tax rates and an increase in foreign earnings, which are taxed at favorable foreign tax rates.
Quarterly Results of Operations
     The following table sets forth quarterly unaudited consolidated statements of income data for the periods presented. We believe that this data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter do not necessarily indicate the results expected for any future period.

	Three Months Ended,
	March 31,	December 31,	September 30,	June 30,	March 31,
	2009(1)(2)	2008(2)	2008(2)	2008	2008(3)
			(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures	$28,009	$24,470	$21,583	$23,809	$23,109
ICE WTI Crude futures	12,861	11,352	10,837	12,722	13,030
ICE Gas Oil futures	12,730	11,440	10,740	9,532	10,929
Sugar futures and options	15,823	11,864	17,345	21,491	26,248
Cotton futures and options	2,967	3,595	3,998	6,281	9,297
Russell Index futures and options	7,561	9,023	4,269	126	122
Other futures products and options	18,142	13,947	12,563	13,129	14,650
OTC:
North American natural gas	43,951	40,090	55,171	59,076	60,066
North American power	19,586	14,177	14,364	16,157	15,702
Credit default swaps	37,969	35,537	16,561	—	—
Other commodities markets	2,405	1,570	1,758	2,300	2,326
Electronic trade confirmation services	1,474	1,093	1,786	2,041	1,953
Market data fees	26,114	26,960	25,771	25,493	24,720
Other	1,961	2,142	4,698	5,003	5,062

Total revenues	231,553	207,260	201,444	197,160	207,214

Operating expenses:
Compensation and benefits	54,706	57,004	41,186	30,923	30,679
Professional services	12,839	6,716	9,089	6,928	6,972
Selling, general and administrative	22,906	20,157	17,626	15,680	14,337
Depreciation and amortization	27,303	26,056	14,401	10,844	10,946

Total operating expenses	117,754	109,933	82,302	64,375	62,934

Operating income	113,799	97,327	119,142	132,785	144,280
Other expense, net(4)	(4,723)	(16,171)	(860)	(1,146)	(1,861)
Income tax expense	36,854	32,301	43,319	46,775	50,129

Net income	$72,222	$48,855	$74,963	$84,864	$92,290

(1)	The financial results for the three months ended March 31, 2009 include $5.6 million in transaction costs related to the acquisition of TCC, $5.9 million in employee termination costs and costs to vacate office space in New York City, $6.5 million in amortization expense relating to the Russell Licensing Agreement and $1.4 million in costs associated with the establishment of ICE Trust.

(2)	The financial results for the three months ended March 31, 2009, December 31, 2008 and September 30, 2008 include the financial results for Creditex subsequent to its acquisition in August 2008. The financial results for the three months ended March 31, 2009 include the financial results for TCC subsequent to its acquisition on March 6, 2009, and include the financial results for ICE Trust following its formation.

(3)	The financial results for the three months ended March 31, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.

(4)	The financial results for the three months ended December 31, 2008 include an impairment to the NCDEX cost method investment of $15.7 million, which was recorded as other expense.

Liquidity and Capital Resources
     Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, and the development of our electronic trading platforms. We financed the cash portion of our merger with ICE Futures U.S. in 2007 with cash on hand and borrowings under our senior unsecured credit facility discussed below. We financed the other acquisitions we made in 2008 and 2009 with a combination of stock and cash on hand. We financed the stock repurchases under our stock repurchase plan during the year ended December 31, 2008 with cash on hand and borrowings under the senior unsecured credit facility. We believe that cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with our strategic acquisitions or investments. See also “—Future Capital Requirements” below.
     Consolidated cash and cash equivalents were $229.6 million and $283.5 million as of March 31, 2009 and December 31, 2008, respectively. We had $5.8 million and $6.5 million in short-term and long-term investments as of March 31, 2009 and December 31, 2008, respectively, and $207.0 million and $136.5 million in short-term and long-term restricted cash as of March 31, 2009 and December 31, 2008, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$67,720	$79,345
Investing activities	(105,615)	32,231
Financing activities	(15,064)	(15,256)
Effect of exchange rate changes	(967)	(40)

Net (decrease) increase in cash and cash equivalents	$(53,926)	$96,280

Operating Activities
     Consolidated net cash provided by operating activities was $67.7 million and $79.3 million for the three months ended March 31, 2009 and 2008, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $11.6 million decrease in net cash provided by operating activities for the three months ended March 31, 2009 from the comparable period in 2008 is primarily due to the $15.0 million decrease in the OTC business segment’s net income for the three months ended March 31, 2009 from the comparable period in 2008.
Investing Activities
     Consolidated net cash (used in) provided by investing activities was ($105.6) million and $32.2 million for the three months ended March 31, 2009 and 2008, respectively. Consolidated net cash (used in) provided by investing activities for the three months ended March 31, 2009 and 2008 primarily relates to cash paid for acquisitions, sales and purchases of available-for-sale investments, changes in the restricted cash balances, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We paid out cash for acquisitions, net of cash acquired, of $39.8 million and $29.6 million for the three months ended March 31,

2009 and 2008, respectively. We had a net increase in restricted cash of $61.2 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively, primarily relating to the acquisition of TCC and the formation of ICE Trust and their associated regulatory requirements. We had a net decrease in investments classified as available-for-sale of $671,000 and $70.8 million for the three months ended March 31, 2009 and 2008, respectively. We incurred capitalized software development costs of $4.2 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively, and we had additional capital expenditures of $3.7 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms.
Financing Activities
     Consolidated net cash used in financing activities was $15.1 million and $15.3 million for the three months ended March 31, 2009 and 2008, respectively. Consolidated net cash used in financing activities for the three months ended March 31, 2009 primarily relates to $7.3 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $9.4 million in repayments under the credit facilities described below, partially offset by $2.2 million in excess tax benefits from stock-based compensation. Consolidated net cash used in financing activities for the three months ended March 31, 2008 primarily relates to $40.6 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $9.4 million in repayments for the credit facilities, partially offset by $32.7 million in excess tax benefits from stock-based compensation.
Loan Agreements
     At March 31, 2009, we had a senior unsecured credit agreement, the Credit Facilities, under which a term loan facility in the aggregate principal amount of $175.0 million was outstanding and a revolving credit facility in the aggregate principal amount of $250.0 million of which $195.0 million was outstanding. We also had a separate senior credit agreement, the Credit Agreement, outstanding that provided for an additional 364-day revolving credit facility in the aggregate principal amount of $150.0 million for use by ICE Clear Europe, of which no amounts were outstanding as of March 31, 2009.
     On April 9, 2009, the Credit Facilities and the Credit Agreement were cancelled, amended and/or replaced with a new $775.0 million senior unsecured credit facilities, the New Credit Facilities, with Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The New Credit Facilities provide for a 364-day senior unsecured revolving credit facility in the aggregate principal amount of $300.0 million, a three-year senior unsecured revolving credit facility in the aggregate principal amount of $100.0 million, a three-year senior unsecured term loan facility in the aggregate principal amount of $200.0 million and an amended senior unsecured term loan facility in the aggregate principal amount of $175.0 million. We borrowed $200.0 million under the new term loan facility on April 9, 2009 to repay the $195.0 million in principal that was outstanding under the old revolving credit facility. The original term loan facility that has $175.0 million outstanding was amended and is still outstanding under the New Credit Facilities. No amounts were borrowed under the new $400.0 million combined revolving credit facilities.
     Of the $300.0 million available under the 364-day senior unsecured revolving credit facility, (i) up to $150.0 million of such amount can be used to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount can be used to provide liquidity for the clearing operations of ICE Trust, and (iii) up to $50.0 million of such amount can be used to provide liquidity for the clearing operations of ICE Clear U.S. The $100.0 million available under the three-year senior unsecured revolving credit facility can be used by us for working capital and general corporate purposes.
Future Capital Requirements
     Our future capital requirements will depend on many factors, including the rate of our trading volume growth, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $30 million and $40 million in 2009, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2010. We expect our capitalized software development costs to remain relatively consistent with our 2008 capitalized software development costs.
     After factoring in the $200.0 million reserved for ICE Clear Europe and ICE Clear U.S., we currently have $200.0 million available under our revolving credit facilities that could be used by us for general corporate purposes. The New Credit Facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event that we consummate any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to help raise the necessary funds. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us, particularly given prevailing economic conditions and disruptions in the credit markets.
Contractual Obligations and Commercial Commitments
     In the first quarter of 2009, other than the New Credit Facilities described above, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2008, or our 2008 Form 10-K.
Off-Balance Sheet Arrangements
     We currently do not have any relationships with unconsolidated entities or financial partnerships that have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.
New and Recently Adopted Accounting Pronouncements
     On January 1, 2009, we adopted Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations, or SFAS No. 141R. Under SFAS No. 141R, an acquirer is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific acquisition-related items including expensing acquisition costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R will be applied prospectively to business combinations consummated on or after January 1, 2009, including our acquisition of TCC on March 6, 2009. As a result of our adoption of SFAS No. 141R, $5.6 million in transaction costs related to our acquisition of TCC were expensed in the consolidated statement of income for the three months ended March 31, 2009, of which $2.2 million had been included as deferred acquisition costs and classified in noncurrent assets in our consolidated balance sheet as of December 31, 2008. We expect the adoption of SFAS No. 141R to have an impact on future business combinations, but the extent of the impact is dependent on the size, complexity and number of acquisitions made in the future and the use of external advisory service providers.
     On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish and improve accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements. Our adoption of SFAS No. 160 resulted in a reclassification of noncontrolling interest from the mezzanine section of the balance sheet to equity of $5.9 million. Increases in noncontrolling interest, including that resulting from the acquisition of TCC, will be recorded within equity, with any income attributable to that noncontrolling interest recorded separately in our consolidated statements of income, if material.

Critical Accounting Policies and Estimates
     In the first quarter of 2009, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term debt and foreign currency exchange rate risk.
Interest Rate Risk
     We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of March 31, 2009 and December 31, 2008, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $442.4 million and $426.5 million, respectively, of which $37.8 million and $23.1 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $4.4 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.
     As of March 31, 2009, we had $370.0 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $3.7 million, assuming no change in the volume or composition of our outstanding debt. The interest rates on our outstanding debt are currently reset on a monthly, quarterly or semi-annual basis. On April 21, 2009, we reduced our exposure to interest rate volatility on the $175.0 million and $200.0 term loan facilities then outstanding by entering into interest rate swaps that are effective from December 31, 2009 through the maturity dates of the term loan facilities. The interest rate swaps fix the interest rate to 4.26% and 4.36% on the $175.0 million and $200.0 million term loan facilities, respectively.
Foreign Currency Exchange Rate Risk
     We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of ($79,000) and $355,000 for the three months ended March 31, 2009 and 2008, respectively, primarily attributable to the fluctuations of pounds sterling and euros relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar decreased from 1.9788 for the three months ended March 31, 2008 to 1.4351 for the three months ended March 31, 2009 and the average exchange rate of euros to the U.S. dollar decreased from 1.5002 for the three months ended March 31, 2008 to 1.3030 for the three months ended March 31, 2009.
     Of our consolidated revenues, 14.0% and 1.4% were denominated in pounds sterling, euros or Canadian dollars for the three months ended March 31, 2009 and 2008, respectively. Of our consolidated operating expenses, 33.7% and 6.8% were denominated in pounds sterling or Canadian dollars for the three months ended March 31, 2009 and 2008, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would not have a significant impact on our financial condition or results of operations.
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
     As of March 31, 2009, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $20.5 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 0.8170 as of December 31, 2008 to 0.7933 as of March 31, 2009 and the period-end foreign currency exchange rate for pounds sterling to the U.S. dollar decreased from 1.4619 as of December 31, 2008 to 1.4300 as of March 31, 2009.
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
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006, by certain holders of non-equity trading permits, or the Permit Holders, of ICE Futures U.S. The plaintiffs alleged that, in violation of purported contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S. had not allowed its Permit Holders, including the plaintiffs, to vote on the merger pursuant to which we acquired ICE Futures U.S., and had improperly denied the Permit Holders a portion of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. In addition to dismissing its claims, the court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders appealed the lower court’s ruling dismissing their complaint but did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. The appeal was denied in its entirety by the appellate court in a decision issued on June 24, 2008. On October 7, 2008, a motion by the Permit Holders for leave to appeal to the New York Court of Appeals was denied by the Appellate Division. Thereafter, a motion by the Permit Holders for leave to appeal directly to the New York Court of Appeals was denied on January 20, 2009 by the Court of Appeals. On April 30, 2009, the New York Court of Appeals denied the Permit Holders’ motion to reargue the denial of their motion for leave to appeal directly to the Court of Appeals. Accordingly, the case is now concluded.

Item 1A. Risk Factors
     In the first quarter of 2009, there were no significant changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors”, in our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number		Description of Document

2.1	—	Agreement and Plan of Merger by and among The Clearing Corporation (“TCC”), a Delaware corporation, ICE US Holding Company L.P. (“Holdco”), a Cayman Islands exempted limited partnership and subsidiary of IntercontinentalExchange, Inc., Pony Merger Sub LLC, a Delaware limited liability company, IntercontinentalExchange, Inc., and TCC Stockholders Representative LLC, a Delaware limited liability company (solely in the capacity as representative of the former TCC stockholders) dated as of March 6, 2009.

10.1	—	Amendment and Restatement Agreement dated as of April 9, 2009 among IntercontinentalExchange, Inc., Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for a senior unsecured term loan facility in the aggregate principal amount of $175.0 million (incorporated by reference to ICE’s Current Report on Form 8-K filed with the SEC on April 14, 2009, File No. 001-32671).

10.2	—	Credit Agreement dated as of April 9, 2009 among IntercontinentalExchange, Inc., ICE US Trust LLC, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for a 364-day senior unsecured revolving credit facility in the aggregate principal amount of $300.0 million (incorporated by reference to ICE’s Current Report on Form 8-K filed with the SEC on April 14, 2009, File No. 001-32671).

10.3	—	Credit Agreement dated as of April 9, 2009 among IntercontinentalExchange, Inc., Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for a three-year senior unsecured revolving credit facility in the aggregate principal amount of $100.0 million and a three-year senior unsecured term loan facility in the aggregate principal amount of $200.0 million (incorporated by reference to ICE’s Current Report on Form 8-K filed with the SEC on April 14, 2009, File No. 001-32671).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit
Number		Description of Document

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)
Date: May 6, 2009	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)