Form 10-Q
period 2009-06-30
INTERCONTINENTALEXCHANGE INC
filed 2009-08-05
CIK 1174746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, the number of shares of the registrant’s Common Stock outstanding was 73,168,799 shares.

IntercontinentalExchange, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2009

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$300,459	$283,522
Short-term restricted cash	85,798	30,724
Short-term investments	4,788	3,419
Customer accounts receivable, net of allowance for doubtful accounts of $2,449 and $1,478 at June 30, 2009 and December 31, 2008, respectively	119,613	81,248
Margin deposits and guaranty funds	17,844,299	12,117,820
Prepaid expenses and other current assets	29,791	35,855

Total current assets	18,384,748	12,552,588

Property and equipment, net	87,080	88,952

Other noncurrent assets:
Goodwill	1,476,162	1,434,816
Other intangible assets, net	732,814	728,855
Long-term restricted cash	118,329	105,740
Long-term investments	32,349	3,065
Cost method investments	15,385	32,724
Other noncurrent assets	17,154	12,841

Total other noncurrent assets	2,392,193	2,318,041

Total assets	$20,864,021	$14,959,581

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,159	$49,663
Accrued salaries and benefits	33,135	41,096
Current portion of licensing agreement	13,859	12,686
Current portion of long-term debt	93,000	46,875
Income taxes payable	8,926	17,708
Margin deposits and guaranty funds	17,844,299	12,117,820
Other current liabilities	31,071	25,794

Total current liabilities	18,076,449	12,311,642

Noncurrent liabilities:
Noncurrent deferred tax liability, net	194,507	194,301
Long-term debt	259,500	332,500
Noncurrent portion of licensing agreement	78,664	82,989
Other noncurrent liabilities	24,011	24,901

Total noncurrent liabilities	556,682	634,691

Total liabilities	18,633,131	12,946,333

Commitments and contingencies
Redeemable stock put	—	1,068

EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 77,199 and 76,502 shares issued at June 30, 2009 and December 31, 2008, respectively; 73,157 and 72,364 shares outstanding at June 30, 2009 and December 31, 2008, respectively	772	765
Treasury stock, at cost; 4,042 and 4,138 shares at June 30, 2009 and December 31, 2008, respectively	(345,224)	(355,520)
Additional paid-in capital	1,633,471	1,608,344
Retained earnings	877,417	732,752
Accumulated other comprehensive income	28,705	19,890

Total IntercontinentalExchange, Inc. shareholders’ equity	2,195,141	2,006,231
Noncontrolling interest in consolidated subsidiaries	35,749	5,949

Total equity	2,230,890	2,012,180

Total liabilities and equity	$20,864,021	$14,959,581

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Transaction and clearing fees, net	$426,433	$344,096	$222,955	$166,664
Market data fees	51,599	50,213	25,485	25,493
Other	3,938	10,065	1,977	5,003

Total revenues	481,970	404,374	250,417	197,160

Operating expenses:
Compensation and benefits	110,303	61,602	55,597	30,923
Professional services	22,181	13,900	9,342	6,928
Selling, general and administrative	45,844	30,017	22,938	15,680
Depreciation and amortization	54,882	21,790	27,579	10,844

Total operating expenses	233,210	127,309	115,456	64,375

Operating income	248,760	277,065	134,961	132,785

Other income (expense):
Interest and investment income	954	5,844	344	2,925
Interest expense	(12,160)	(9,176)	(6,906)	(4,041)
Other income (expense), net	(10,656)	325	(10,577)	(30)

Total other expense, net	(21,862)	(3,007)	(17,139)	(1,146)

Income before income taxes	226,898	274,058	117,822	131,639
Income tax expense	82,618	96,904	45,764	46,775

Net income	$144,280	$177,154	$72,058	$84,864

Earnings per common share:
Basic	$1.98	$2.51	$0.99	$1.20

Diluted	$1.95	$2.48	$0.97	$1.19

Weighted average common shares outstanding:
Basic	72,759	70,479	72,892	70,596

Diluted	73,818	71,376	74,074	71,403

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(In thousands)
(Unaudited)

	IntercontinentalExchange Inc. Shareholders’ Equity
							Accumulated Other
							Comprehensive Income from			Noncontrolling
	Common				Additional		Foreign	Available-	Cash	Interest in
	Stock		Treasury Stock		Paid-in	Retained	Currency	For-Sale	Flow	Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2008	70,963	$710	(1,252)	$(30,188)	$1,043,971	$431,708	$33,046	$59	$(2,450)	$—	$1,476,856
Other comprehensive loss	—	—	—	—	—	—	(10,657)	(108)	—	—	(10,765)
Exercise of common stock options	397	4	(1)	(225)	5,206	—	—	—	—	—	4,985
Issuance of shares for acquisitions	4,906	49	—	—	496,532	—	—	—	—	—	496,581
Repurchases of common stock	—	—	(3,220)	(300,000)	—	—	—	—	—	—	(300,000)
Change in fair value of redeemable stock put	—	—	—	—	—	72	—	—	—	—	72
Treasury shares received for restricted stock and stock option tax payments	—	—	(295)	(45,783)	—	—	—	—	—	—	(45,783)
Stock-based compensation	—	—	—	—	39,112	—	—	—	—	—	39,112
Issuance of restricted stock	236	2	630	20,676	(20,678)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	44,201	—	—	—	—	—	44,201
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	5,949	5,949
Net income	—	—	—	—	—	300,972	—	—	—	—	300,972

Balance, December 31, 2008	76,502	765	(4,138)	(355,520)	1,608,344	732,752	22,389	(49)	(2,450)	5,949	2,012,180
Other comprehensive income	—	—	—	—	—	—	2,276	5,952	587	—	8,815
Exercise of common stock options	436	5	—	—	7,971	—	—	—	—	—	7,976
Issuance of shares for acquisitions	50	—	—	—	5,894	—	—	—	—	—	5,894
Change in fair value of redeemable stock put	—	—	—	—	—	385	—	—	—	—	385
Treasury shares received for restricted stock and stock option tax payments	—	—	(114)	(7,777)	—	—	—	—	—	—	(7,777)
Stock-based compensation	—	—	—	—	24,619	—	—	—	—	—	24,619
Issuance of restricted stock	211	2	210	18,073	(18,075)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	4,718	—	—	—	—	—	4,718
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	29,800	29,800
Net income	—	—	—	—	—	144,280	—	—	—	—	144,280

Balance, June 30, 2009	77,199	$772	(4,042)	$(345,224)	$1,633,471	$877,417	$24,665	$5,903	$(1,863)	$35,749	$2,230,890

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$144,280	$177,154	$72,058	$84,864
Other comprehensive income (loss):
Change in foreign currency translation adjustments	2,276	(1,539)	4,166	464
Change in fair value of cash flow hedges	587	—	587	—
Change in available-for-sale securities, net of tax	5,952	(56)	5,922	(34)

Comprehensive income	$153,095	$175,559	$82,733	$85,294

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income	$144,280	$177,154

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,882	21,790
Amortization of debt issuance costs	2,314	360
Allowance for doubtful accounts	970	223
Net realized gains on sales of available-for-sale investments	(6)	(36)
Stock-based compensation	21,793	17,821
Loss on impairment of NCDEX	9,276	—
Gain on sale of business	(719)	—
Deferred taxes	(15,140)	(1,741)
Excess tax benefits from stock-based compensation	(16,467)	(39,991)
Changes in assets and liabilities:
Customer accounts receivable	(38,736)	(26,498)
Prepaid expenses and other current assets	3,918	1,594
Noncurrent assets	2,147	(4,020)
Income taxes payable	14,606	50,411
Accounts payable, accrued salaries and benefits, and other liabilities	(11,770)	(5,515)

Total adjustments	27,068	14,398

Net cash provided by operating activities	171,348	191,552

Investing activities
Capital expenditures	(9,079)	(7,891)
Capitalized software development costs	(9,342)	(7,177)
Cash paid for acquisitions, net of cash acquired	(39,419)	(29,612)
Proceeds from sales of cost method investments	2,389	—
Proceeds from sale of business	1,578	—
Proceeds from sales of available-for-sale investments	3,747	223,940
Purchases of available-for-sale investments	(26,092)	(100,592)
Increase in restricted cash	(55,474)	(8,291)

Net cash provided by (used in) investing activities	(131,692)	70,377

Financing activities
Proceeds from credit facilities	5,000	—
Repayments of credit facilities	(31,875)	(18,750)
Issuance costs for credit facilities	(10,306)	(1,519)
Excess tax benefits from stock-based compensation	16,467	39,991
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(7,777)	(41,989)
Payments on capital lease obligations	(1,719)	—
Proceeds from exercise of common stock options	7,975	3,607

Net cash used in financing activities	(22,235)	(18,660)

Effect of exchange rate changes on cash and cash equivalents	(484)	(8)

Net increase in cash and cash equivalents	16,937	243,261
Cash and cash equivalents, beginning of period	283,522	119,597

Cash and cash equivalents, end of period	$300,459	$362,858

Supplemental cash flow disclosure
Cash paid for income taxes	$90,480	$55,251

Cash paid for interest	$7,198	$5,046

Supplemental noncash investment activities
Common stock issued for acquisitions	$5,894	$24,737

Equity of subsidiary issued for acquisition	$29,800	$—

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1.	Nature of Business and Organization
     IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company owns ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the soft commodity, index and currency futures and options markets. The Company owns ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. In addition to operating an Exempt Commercial Market for trading OTC energy commodities and derivatives, the Company owns Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swaps (“CDS”) trade execution markets. In addition, the Company currently owns and operates five central counterparty clearing houses, including ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear Canada, Inc. (“ICE Clear Canada”) and ICE Trust U.S. LLC (“ICE Trust”), which began clearing CDS markets in March 2009. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg and Singapore. The Company does not risk its own capital by engaging in any trading activities.
2.	Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the six months and three months ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation. As discussed in Note 10, the Company completed its acquisition of The Clearing Corporation (“TCC”) on March 6, 2009 and has included the financial results of TCC in its consolidated financial statements effective from March 6, 2009.
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). Under SFAS No. 141R, an acquirer is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific acquisition-related items including expensing acquisition costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a number of new disclosure requirements. SFAS No. 141R will be applied prospectively to business combinations consummated on or after January 1, 2009, including the Company’s acquisition of TCC on March 6, 2009. As a result of the Company’s adoption of SFAS No. 141R, $5.6 million in transaction costs related to the acquisition of

TCC were expensed in the accompanying consolidated statement of income for the six months ended June 30, 2009, of which $2.2 million had been included as deferred acquisition costs and classified in noncurrent assets in the Company’s consolidated balance sheet as of December 31, 2008. The Company expects the adoption of SFAS No. 141R to have an impact on its financial results, but the extent of the impact is dependent on the size, complexity and number of acquisitions made in the future and the related use of external advisory service providers.
     On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends ARB No. 51 to establish and improve accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements. The Company’s adoption of SFAS No. 160 resulted in a reclassification of noncontrolling interest from the mezzanine section of the balance sheet to equity of $5.9 million. Increases in noncontrolling interest, including that resulting from the acquisition of TCC, have been recorded within equity, with income attributable to that noncontrolling interest recorded separately in the Company’s consolidated statements of income.
     In April 2009, the FASB issued two Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairment of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, clarifies the objective and method of fair value measurement in accordance with SFAS No. 157, Fair Value Measurement, when there has been a significant decrease in market activity for the asset or liability being measured. This FSP also provides guidance for identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing guidance for determining whether an impairment of a debt security is other than temporary, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. Both of these FSPs are effective for the Company’s quarter ending June 30, 2009. The application of these FSPs did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires that the fair values of all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, be disclosed in interim and annual reporting periods. This FSP is effective for the Company’s quarter ending June 30, 2009, and application of it did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards. SFAS No. 165 prescribes the period after the balance sheet date during which an entity should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the related disclosure requirements. SFAS No. 165 is effective for the Company as of the quarter ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
3.	Short-Term and Long-Term Investments
     Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of June 30, 2009, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$1,999	$—	$—	$1,999
Equity securities	24,103	8,254	1	32,356
Corporate bonds	22	—	—	22
Municipal bonds	2,760	—	—	2,760

Total	$28,884	$8,254	$1	$37,137

     The contractual maturities of the debt securities noted above as of June 30, 2009, were as follows (in thousands):

Estimated Fair
Value
Maturities:
Due within 1 year	$1,999
Due within 1 year to 5 years	22
Due within 5 years to 10 years	—
Due after 10 years	2,760

Total	$4,781

     The Company acquired 2.3 million shares, or approximately 4.8%, of the common stock of Climate Exchange plc (“CLE”) for $24.1 million in cash in June 2009. CLE is listed on the Alternative Investment Market (“AIM”) section of the London Stock Exchange. CLE is principally engaged in owning, operating and developing exchanges to facilitate trading in environmental financial instruments, including emissions reduction credits, which are designed to support and lower the economic costs of achieving environmental objectives. The Company has a preexisting contractual relationship with three subsidiaries of CLE whereby the Company provides hosting and other services for electronic trading and clearing of the CLE subsidiaries’ products. The Company accounts for its investment in CLE as an available-for-sale investment. At June 30, 2009, the fair value of the investment was $32.4 million and the unrealized gain was $8.3 million, or $5.9 million net of taxes, which is included in equity securities in the table above. Investments that the Company intends to hold for more than one year are classified as long-term investments. The investment in CLE is classified as a long-term investment in the accompanying consolidated balance sheet as of June 30, 2009. All other available-for-sale securities are classified as short-term investments as of June 30, 2009 as the Company does not expect to hold these for more than one year.
4.	Cost Method Investments
     The Company has an 8% equity ownership in the National Commodity and Derivatives Exchange, Ltd. (“NCDEX”), a derivatives exchange located in Mumbai, India, which it acquired for $37.0 million in 2006. In 2008, the Company recorded an impairment loss of $15.7 million, reducing the carrying value of the investment to $21.3 million. During the three months ended June 30, 2009, the Company recorded an additional impairment loss of $9.3 million, resulting in the present carrying value of $12.0 million as of June 30, 2009. The Company wrote down its cost method investment in NCDEX due to the significance of the decrease in the estimated fair value of its investment resulting from the suspended trading of certain key NCDEX contracts, foreign investment limits, current market conditions and the uncertainty surrounding the potential for the Company to recover the carrying value of the investment.
     The Company is required to sell a portion of its stake in NCDEX by September 30, 2009 as a result of a change in Indian law that limits the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%. The Company has identified a buyer of its excess 3% interest and has entered into an agreement to sell the interest by the September 30, 2009 deadline. The sales price represents the fair market value of the investment. Of the $12.0 million present carrying value, $4.5 million is reflected as other current assets in the accompanying consolidated balance sheet to reflect the 3% excess interest that we expect will be sold by September 30, 2009. The Company will continue to monitor the $7.5 million long-term cost method investment and if it is determined that additional other-than-temporary impairment exists, the Company will recognize an impairment loss equal to the difference between the fair value and the adjusted carrying value of the remaining 5% equity stake in NCDEX.
5.	Goodwill and Other Intangible Assets
     The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2009 (in thousands):

Goodwill balance at December 31, 2008	$1,434,816
Acquisition of TCC	46,989
Other activity	(5,643)

Goodwill balance at June 30, 2009	$1,476,162

     The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2009 (in thousands):

Other intangible assets balance at December 31, 2008	$728,855
Acquisition of TCC	35,380
Other activity	1,293
Amortization of intangibles	(32,714)

Other intangible assets balance at June 30, 2009	$732,814

     The goodwill and other intangible assets from the acquisition of TCC (Note 10) have been included in the global OTC segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The TCC goodwill amount above was allocated to the CDS reporting unit for purposes of future impairment testing. The Company estimates that none of the goodwill acquired for the TCC acquisition will be deductible for tax purposes as it was a nontaxable transaction. The other activity in the goodwill and other intangible assets balances relates to adjustments to the purchase price, other intangible assets and related goodwill for acquisitions completed in 2008, primarily relating to updated valuations of identified tangible and intangible assets, adjustments for excess tax benefits on share based payments, and foreign currency translation adjustments. The Company did not recognize any impairment losses on goodwill or other intangible assets during the six months ended June 30, 2009.
6.	Credit Facilities
     As of December 31, 2008, the Company had a senior unsecured credit agreement under which a term loan facility in the aggregate principal amount of $184.4 million was outstanding and a revolving credit facility with a total borrowing capacity of $250.0 million (collectively, the “Credit Facilities”). As of December 31, 2008, $195.0 million was outstanding under the revolving credit facility, which was due to be repaid by January 12, 2010. The Company also had a separate senior credit agreement (the “Credit Agreement”) outstanding that provided for an additional 364-day revolving credit facility with a total borrowing capacity of $150.0 million for use by ICE Clear Europe, of which no amounts had been borrowed.
     On April 9, 2009, the Credit Facilities and the Credit Agreement were cancelled, amended and/or replaced with new unsecured senior credit facilities (the “New Credit Facilities”) with aggregate principal amount and borrowing capacity of $775.0 million with Wachovia Bank, National Association (“Wachovia”), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The New Credit Facilities provide for a 364-day senior unsecured revolving credit facility with a total borrowing capacity of $300.0 million, a three-year senior unsecured revolving credit facility with a total borrowing capacity of $100.0 million, a three-year senior unsecured term loan facility in the aggregate principal amount of $200.0 million and an amended senior unsecured term loan facility in the aggregate principal amount of $175.0 million. The full $200.0 million available under the new term loan facility was borrowed on April 9, 2009 and was used to pay off the $195.0 million in principal that was outstanding under the previous revolving credit facility. The original term loan facility was amended and the $175.0 million that was outstanding at that time remained outstanding under the New Credit Facilities. No amounts were borrowed under the new $400.0 million combined revolving credit facilities.
     Loans under the New Credit Facilities bear interest on the principal amount outstanding, at the option of the Company, at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the LIBOR rate for an interest period of one month plus 1.5%. The applicable margin rate ranges from 2.50% to 4.50% on the LIBOR loans and from 1.50% to 3.50% for the base rate loans, in each case based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each outstanding borrowing is payable on at least a quarterly basis. Aggregate principal maturities on the borrowings outstanding under the New Credit Facilities are $45.0 million for the remaining six months in 2009 and $99.0 million, $132.8 million and $75.7 million in 2010, 2011 and 2012, respectively.
     The Company had a one-month LIBOR-rate loan with a stated interest rate of 2.81% per annum, including the applicable margin rate of 2.50% on the LIBOR loan, related to the $175.0 million term loan facility, of which $162.5 million remained outstanding as of June 30, 2009. The Company had a one-month LIBOR-rate loan with a stated interest rate of 2.81% per annum, including the applicable margin rate of 2.50% on the LIBOR loan, related to the $200.0 million term loan facility, of which $190.0 million remained outstanding as of June 30, 2009. The closing of the New Credit Facilities increased the deferred debt issuance costs to $9.8 million as of June 30, 2009. The debt issuance costs will be amortized over the remaining life of the loans, including $1.8 million that was amortized during the three months ended June 30, 2009 and the Company will amortize $3.0 million for the remaining six months in 2009 and $3.8 million, $2.5 million and $541,000 in 2010, 2011 and 2012, respectively.
     The New Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.50% to 0.90% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.50% as of June 30, 2009.
     Of the $300.0 million available under the 364-day senior unsecured revolving credit facility, (i) up to $150.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Trust, and (iii) up to $50.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear U.S. The Company has reserved $3.0 million of the $100.0 million available under the three-year senior unsecured revolving credit facility to be used to provide liquidity for certain of the clearing operations of ICE Clear Canada and the remaining balance can be used by the Company for working capital and general corporate purposes.
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
     In April 2009, the Company entered into interest rate swaps to reduce its exposure to interest rate volatility on the term loan facilities. The interest rate swaps are forward-starting swaps and are effective from December 31, 2009 through the maturity dates of the term loan facilities. The interest rate swaps require the Company to pay a fixed interest rate of 4.26% per annum on the $175.0 million term loan facility, of which $137.5 million will be outstanding as of December 31, 2009, and 4.36% per annum on the $200.0 million term loan facility, of which $170.0 million will be outstanding as of December 31, 2009. In return, the Company will receive the one-month LIBOR-rate plus 250 basis points. These swaps are designated as cash flow hedges. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the effective portion of unrealized gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. Any portion of the hedge that is ineffective is recognized in earnings immediately. The amounts received under the variable component of the swaps will fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense will equal the fixed interest component. The fair value of the interest rate swaps as of June 30, 2009 is $587,000 and is included in the accompanying balance sheet as non-current assets with the unrealized gain included under the shareholders’ equity section as accumulated other comprehensive income from cash flow hedges. The portion of the unrealized gain expected to be reclassified into earnings within the next twelve months is not expected to be significant.
7.	Stock-Based Compensation
     The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $21.8 million and $17.8 million for the six months ended June 30, 2009 and 2008, respectively, and $12.0 million and $9.9 million for the three months ended June 30, 2009 and 2008, respectively.
     The following is a summary of stock options for the six months ended June 30, 2009:

		Weighted Average
		Exercise Price
	Number of Options	Per Option
Outstanding at December 31, 2008	2,463,415	$36.83
Exercised	(435,686)	17.25
Forfeited or expired	(21,299)	106.56

Outstanding at June 30, 2009	2,006,430	40.35

     Details of stock options outstanding as of June 30, 2009 are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
		Exercise	Contractual Life	Value
	Number of Options	Price	(years)	(In thousands)
Vested or expected to vest	1,899,119	$39.46	6.65	$148,068
Exercisable	1,418,841	$30.23	6.04	$122,663
     The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $34.0 million and $37.7 million, respectively, and was $31.3 million and $14.5 million during the three months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there were $21.2 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years as the stock options vest.
     In December 2008, the Company reserved a maximum of 465,895 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are also subject to a market condition that may reduce the number of shares that are issued if the 2009 Company total shareholder return falls below that of the 2009 return of the Dow Jones Global Exchange Index. The number of shares issued will be reduced by either 10% or 20% if the 2009 Company total shareholder return is below certain threshold levels as compared to the 2009 return of the Dow Jones Global Exchange Index. The Company used a Monte Carlo simulation model to determine the grant date fair value of these awards. The grant date was December 16, 2008, which was the date when the Company and the employees reached a mutual understanding of award terms, and it is also the service inception date, which is the date when the requisite service period began. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2009. The compensation expense to be recognized under these performance-based restricted shares is expected to be $6.0 million if the Threshold Performance Target is met and 93,179 shares vest, $12.0 million if the Target Performance Target is met and 186,358 shares vest, $20.9 million if the Above Target Performance Target is met and 326,127 shares vest, and $29.9 million if the Maximum Performance Target is met and 465,895 shares vest. Shares to be issued will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2009 actual performance as compared to the 2009 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement. The Company utilized a Monte Carlo model to determine the fair value of these awards based on the following assumptions:

Assumptions
Risk-free interest rate:	0.48%
Expected volatility:	100.41%
Performance measurement period in years:	1.04
Expected dividend yield:	0.0%

     The risk free interest rate is based on the one-year U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on one-year historical volatility of the Company’s stock. The performance measurement period of the award is based on the length of time between the grant date and the end of the market condition determination date.
     The following is a summary of the nonvested restricted shares for the six months ended June 30, 2009:

		Weighted Average
	Number of	Grant-Date Fair
	Restricted Stock Shares	Value per Share
Nonvested at December 31, 2008	1,142,332	$92.33
Granted	111,144	81.18
Vested	(222,348)	101.71
Forfeited	(24,299)	104.39

Nonvested at June 30, 2009	1,006,829	88.74

     Restricted stock shares granted in the table above include both time-based and performance-based grants. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of June 30, 2009, there were $39.3 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 1.9 years as the restricted stock vests. These unrecognized compensation costs assume that the target performance level will be met on the performance-based restricted shares granted in December 2008. During the six months ended June 30, 2009 and 2008, the total fair value of restricted stock vested under all restricted stock plans was $15.7 million and $127.4 million, respectively.
8.	Income Taxes
     The Company’s effective tax rate increased to 36.4% for the six months ended June 30, 2009 from 35.4% for the six months ended June 30, 2008 and to 38.8% for the three months ended June 30, 2009 from 35.5% for the three months ended June 30, 2008. The effective tax rate for the six months and three months ended June 30, 2009 is higher than the federal statutory rate primarily due to the tax impact of an impairment loss related to the Company’s investment in NCDEX (Note 4), state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the six months and three months ended June 30, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits.
     The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the United States totaled $471.1 million and $363.4 million as of June 30, 2009 and December 31, 2008, respectively. These earnings are not subject to U.S. income tax until they are distributed to the United States.
9.	Clearing Organizations
     ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S., ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada and ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy products. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Trust performs the clearing and settlement of U.S.-based CDS contracts and began clearing these contracts in March 2009. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust are referred to herein collectively as the “ICE Clearing Houses”.
     Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that future market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. Given that each contract is settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum exposure for this guarantee is approximately $25.2 billion as of June 30, 2009, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one to five day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was approximately $249.8 billion as of June 30, 2009.
     The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to a guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. The Company’s audit committee is not responsible for determining these parameters. As of June 30, 2009, the ICE Clearing Houses have received or have been pledged $32.0 billion in original margin and guaranty fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations. ICE Clear Europe also has $100 million of insurance which, in the event of a clearing member default, would be called upon prior to any member assessment.
     Each of the ICE Clearing Houses requires all clearing members to maintain on deposit or pledge certain assets, which may include cash, government obligations, money market mutual fund shares, certificates of deposit or letters of credit to secure payment of risk-based margin as may become due and such amounts in total are known as original margin. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as variation margin. ICE Clear U.S. marks all outstanding futures contracts to market, and therefore pays and collects variation margin at least twice daily, and pays and collects option premiums daily. ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust mark all outstanding positions to market at least once per day. Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.
     Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, ICE Clear U.S., ICE Clear Canada and TCC may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. For ICE Clear Europe, once an energy clearing member’s deposits are depleted and a default occurs, a $100.0 million contribution made by the Company to ICE Clear Europe would be utilized. The $100.0 million is solely available in the event of an ICE Clear Europe energy clearing member default, and $50.0 million of the $100.0 million will be utilized after the available funds of the defaulting member but before all other amounts within the ICE Clear Europe energy Guaranty Fund. If additional cash is required to settle positions, the remaining $50.0 million will be called pro rata along with other non-defaulting ICE Clear Europe energy clearing members’ deposits in the ICE Clear Europe energy Guaranty Fund.
     The Company has also contributed $10.0 million to the ICE Trust Guaranty Fund as of June 30, 2009, another $10.0 million to the ICE Clear Europe CDS Guaranty Fund subsequent to June 30, 2009, and it is obligated to increase the contribution up to $100.0 million in total to the ICE Trust Guaranty Fund and the ICE Clear Europe CDS Guaranty Fund over a two-year period. The $100.0 million contribution will be split evenly between the U.S.

and European CDS clearing houses with $50.0 million to the ICE Trust Guaranty Fund and $50.0 million to the ICE Clear Europe CDS Guaranty Fund, using profits and cash flows of the CDS clearing businesses (Note 10). As amounts are required to be funded by the Company to the two Guaranty Funds, those amounts will be available in the event of a CDS clearing member default. The first $25.0 million contributed to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Fund, respectively, will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the Guaranty Funds. The additional $25.0 million contributed to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Funds, respectively, will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective Guaranty Funds.
     Additionally, for ICE Clear Europe, if all Guaranty Fund amounts are depleted, proceeds from the Company’s $100.0 million insurance policy would be utilized. If there is any remaining shortfall after the Guaranty Fund deposits are depleted and, in the case of ICE Clear Europe, after the applicable insurance policy is also fully utilized, the relevant ICE Clearing House may then assess its clearing members to meet the shortfall.
     As of June 30, 2009, original margin, unsettled variation margin, Guaranty Fund cash deposits and performance collateral for delivery are as follows for ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Trust	Total
Original margin	$547,055	$9,447,702	$10,480	$49,837	$5,337,338	$15,392,412
Variation margin	7,800	—	—	763	—	8,563
Guaranty Fund	19,833	382,331	5,024	8,286	2,026,419	2,441,893
Performance collateral for delivery	—	26	1,405	—	—	1,431

Total	$574,688	$9,830,059	$16,909	$58,886	$7,363,757	$17,844,299

     The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time. The total ICE Clear Europe Guaranty Fund balance as of June 30, 2009 is $482.3 million, which includes the $382.3 million in Guaranty Fund deposits from clearing members as well as $100.0 million that ICE Clear Europe has committed of its own cash and which is included in restricted cash in the accompanying consolidated balance sheets. The total ICE Trust Guaranty Fund balance as of June 30, 2009 is $2,036.4 million, which includes the $2,026.4 million in Guaranty Fund deposits from clearing members as well as $10.0 million that ICE Trust has committed of its own cash.
     The ICE Trust original margin balance above and the ICE Trust Guaranty Fund balance above includes $5.3 billion and $800.0 million, respectively, under a tri-party reverse repurchase agreement with Bank of Montreal as the counterparty bank and Bank of New York Mellon as the custodian bank. Under this arrangement, ICE Trust purchases U.S. Treasury instruments overnight and holds margin value of 100.5% of the purchase price. Under the agreement, Bank of Montreal agrees to purchase back the instruments on the set repurchase date at the repurchase price.
     At the expiration of certain contracts that require physical deliveries, ICE Clear Europe collects cash from a clearing member until the physical delivery has been made to the other clearing member. These cash deposits are referred to as performance collateral for delivery and vary from month to month depending on when the physical contracts expire. ICE Futures Canada collects cash from merchant participants that have made delivery as indemnification, and holds this cash in trust until the shipment process has been completed. These cash deposits are also referred to as performance collateral for delivery and the amounts vary from month to month.

     In addition to the cash deposits for original margin, variation margin, and Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including government obligations, money market mutual funds, certificates of deposit or letters of credit to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheet as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. As of June 30, 2009, there were only cash deposits for the original margin, variation margin and Guaranty Fund, and no assets were pledged, for ICE Trust.
     As of June 30, 2009, the U.S. Government obligations, money market mutual funds and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S.
	Government	Money
	Securities at	Market	Letters
	Face Value	Mutual Fund	Of Credit
Original margin	$5,873,969	$841,241	$200,000
Guaranty Fund	123,225	35,857	—

Total	$5,997,194	$877,098	$200,000

     As of June 30, 2009, the government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Europe are detailed below (in thousands):

	Government
	Securities at	Letters
	Face Value	Of Credit
Original margin	$4,840,798	$2,020,000
Guaranty Fund	2,300	—

Total	$4,843,098	$2,020,000

     As of June 30, 2009, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian
	Government
	Securities at	Letters
	Face Value	Of Credit
Original margin	$33,782	$4,776
Guaranty Fund	10,921	—

Total	$44,703	$4,776

     As of June 30, 2009, the government obligations pledged by the clearing members as original margin and Guaranty Fund deposits for TCC are detailed below (in thousands):

Government
Securities at
Face Value
Original margin	$148,040
Guaranty Fund	4,605

Total	$152,645

10.   Acquisitions
TCC Acquisition
     The Company completed its acquisition of TCC on March 6, 2009. TCC is a U.S. clearing house that provides clearing and settlement services to its participants for trades in futures contracts, options on futures contracts and OTC transactions executed on various exchanges and marketplaces. TCC also developed the CDS risk management framework, operational processes and infrastructure for ICE Trust’s clearing operations. The Company acquired 100% of TCC for cash and a 50% equity interest in the parent company of ICE Trust. The 50% equity interest in the parent company of ICE Trust entitles the holders to 50% of the net profits of ICE Trust. The majority of the former stockholders of TCC have waived their participation in the profits through December 31, 2009.
     The acquisition facilitated the Company’s expansion into clearing within the global CDS markets. Assets acquired and liabilities assumed were recorded at their estimated fair values as of March 6, 2009. The total preliminary purchase price was $106.7 million, and was comprised of $39.0 million in cash, $37.9 million in excess working capital paid to the TCC shareholders and a 50% equity interest in the parent company of ICE Trust with an estimated fair value of $29.8 million. The preliminary fair value of the noncontrolling net profit sharing interest was based on a discounted cash flow approach.
     Under the acquisition method of SFAS No. 141R, the total preliminary purchase price was allocated to TCC’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of March 6, 2009. The preliminary net tangible and identifiable intangible assets acquired from TCC were $59.6 million, including $6.0 million of regulatory capital that is reflected as restricted cash in the accompanying consolidated balance sheet as of June 30, 2009. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to identifiable intangible assets, certain tangible assets and liabilities and valuation of certain noncontrolling interest consideration given to the former TCC stockholders. In performing the preliminary purchase price allocation, the Company considered, among other factors, analyses of historical financial performance, estimates of future financial performance and anticipated merger synergies. The Company has recorded preliminary intangible assets associated with the TCC acquisition of $19.6 million for customer relationships, which has been assigned a nine year useful life, $14.2 million for developed technology, which has been assigned a three to five year useful life, and $1.6 million in other intangible assets. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $47.0 million and was recorded as goodwill. The allocation of the purchase price will be finalized upon completion of the fair value analysis of the acquired assets and liabilities.
Creditex Acquisition
     The Company completed its acquisition of Creditex on August 29, 2008. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to identifiable intangible assets and certain tangible assets and liabilities.
Formation of ICE Trust
     The Company has assembled a comprehensive CDS infrastructure with its acquisition of Creditex and its subsidiaries, which included ICE Processing (formerly known as T-Zero), which operates a CDS post-trade processing platform known as ICE Link, as well as its acquisition of TCC. The Company utilized infrastructure, domain knowledge and personnel from each entity to establish ICE Trust, which serves as the Company’s North American CDS clearing house. A distinct pricing structure applies to the initial clearing members of ICE Trust, which may limit the revenue potential from the initial clearing members. These commercial terms were reviewed by U.S. regulators prior to receiving approval for the launch of ICE Trust. As a New York trust company and a member of the Federal Reserve System, ICE Trust is subject to direct regulation and supervision by the Federal Reserve and the New York State Banking Department. Subject to compliance with certain conditions, ICE Trust operates under a temporary exemption from the Securities and Exchange Commission (“SEC”) and the U.S. Treasury Department. The Company began processing and clearing North American CDS indexes on March 9, 2009 through ICE Trust.
     Pursuant to bank capitalization requirements, the Company funded ICE Trust with $35.0 million in operating cash and it contributed an initial $10.0 million to the ICE Trust Guaranty Fund (Note 9), along with the contribution by clearing members. The Company’s contribution of $45.0 million in cash has been reflected as restricted cash in the accompanying consolidated balance sheet as of June 30, 2009. Over a two-year period, the Company is obligated to increase its contribution to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Funds to a total of $100.0 million.

11.	Russell Licensing Agreement
     In 2007, the Company entered into an exclusive licensing agreement (the “Licensing Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. Due to the wind-down provisions of other Russell licensing contracts, during the first year of the Licensing Agreement, the Company offered the Russell contracts on a non-exclusive basis. These rights became exclusive on September 19, 2008, and subject to achieving specified trading volume beginning in June 2010, will remain exclusive throughout the remainder of the Licensing Agreement through June 2014.
     In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual cash payments based on the annual contract volume, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of June 30, 2009, the net assets related to the Licensing Agreement are $129.5 million and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized based on the Company’s valuations of the non-exclusive and the exclusive elements of the Licensing Agreement. For the six months ended June 30, 2009 and 2008, amortization expense related to the Licensing Agreement was $13.0 million and $83,000, respectively, and was $6.5 million and $42,000 for the three months ended June 30, 2009 and 2008, respectively, which reflects amortization on the exclusive and non-exclusive portions of the intangible assets.
     Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of June 30, 2009, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $13.9 million and $78.7 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the six months ended June 30, 2009 and 2008, interest expense related to the Licensing Agreement was $2.8 million and $3.0 million, respectively and was $1.4 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively.
12.	Fair Value Measurements
     SFAS No. 157, Fair Value Measurements, provides guidance for using fair value to measure assets and liabilities by defining fair value and establishes a framework for measuring fair value. SFAS No. 157 defines a three-level hierarchy for classification of fair value for disclosure purposes:
•	Level 1 inputs — quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs — observable inputs other than Level 1 inputs such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable.

•	Level 3 inputs — unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost method investments, short-term and long-term debt and other short-term assets and liabilities. In general, the Company uses Level 1 and 2 inputs to determine the fair value of investments (Note 3). The Level 1 investments include U.S. Treasury securities and equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Investments included in Level 2 consist primarily of corporate and municipal bonds. Municipal bonds include auction rate securities, which were historically valued using level 3 inputs since there was little or no market activity. Since market activity has increased in these markets, there were observable inputs available as of June 30, 2009, so level 2 inputs were used. The fair value of cost method investments (Note 4) was determined based on observable market data resulting from sales agreements executed during the quarter ending June 30, 2009. The Company determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent assets in the accompanying consolidated balance sheet as of June 30, 2009. The fair value of short-term and long-term debt approximates carrying value since the rate of interest on the debt adjusts to market rates on a periodic basis. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.
     Financial assets and liabilities recorded in the accompanying consolidated balance sheet as of June 30, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Short-term investments:
U.S. Treasury securities	$1,999	$—	$—	$1,999
Corporate bonds	—	22	—	22
Municipal bonds	—	2,760	—	2,760
Equity securities	7	—	—	7

Total short-term investments	2,006	2,782	—	4,788
Long-term investments in equity securities	32,349	—	—	32,349
Interest rate swap contracts	—	587	—	587
Cost method investments	—	19,885	—	19,885

Total assets at fair value	$34,355	$23,254	$—	$57,609

13.	Segment Reporting
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

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Six Months Ended June 30, 2009:
Revenues from external customers	$ 251,303	$ 203,017	$ 27,650	$ 481,970
Intersegment revenues	24,592	14,979	16,758	56,329
Depreciation and amortization	37,270	17,541	71	54,882
Interest and investment income	182	742	30	954
Interest expense	8,095	4,065	—	12,160
Income tax expense	25,789	48,682	8,147	82,618
Net income	43,672	81,730	18,878	144,280
Total assets	9,830,742	11,002,116	31,163	20,864,021
     Revenues from four clearing members of the futures segment comprised 15.9%, 15.6%, 13.6% and 11.9% of the Company’s futures revenues for the six months ended June 30, 2009. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the six months ended June 30, 2009.

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
     Revenues from three clearing members of the futures segment comprised 15.6%, 13.3% and 12.2% of the Company’s futures revenues for the six months ended June 30, 2008. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the six months ended June 30, 2008.

	Global		Market
	OTC	Futures	Data
	Segment	Segment	Segment	Total
	(In thousands)
Three Months Ended June 30, 2009:
Revenues from external customers	$131,722	$105,039	$13,656	$250,417
Intersegment revenues	12,939	7,327	8,320	28,586
Depreciation and amortization	19,111	8,432	36	27,579
Interest and investment income	104	223	17	344
Interest expense	4,719	2,187	—	6,906
Income tax expense	13,604	28,563	3,597	45,764
Net income	23,367	38,808	9,883	72,058
     Revenues from two clearing members of the futures segment comprised 17.6% and 15.0% of the Company’s futures revenues for the three months ended June 30, 2009. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the three months ended June 30, 2009.

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

     Revenues from three clearing members of the futures segment comprised 16.0%, 13.6% and 13.3% of the Company’s futures revenues for the three months ended June 30, 2008. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the three months ended June 30, 2008.
14.	Earnings Per Common Share
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2009 and 2008:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic:
Net income	$144,280	$177,154	$72,058	$84,864

Weighted average common shares outstanding	72,759	70,479	72,892	70,596

Basic earnings per common share	$1.98	$2.51	$0.99	$1.20

Diluted:
Weighted average common shares outstanding	72,759	70,479	72,892	70,596

Effect of dilutive securities:
Stock options and restricted shares	1,059	897	1,182	807

Diluted weighted average common shares outstanding	73,818	71,376	74,074	71,403

Diluted earnings per common share	$1.95	$2.48	$0.97	$1.19

     Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the six months ended June 30, 2009 and 2008, 151,000 and 108,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect.
15.	Subsequent Events
     The Company has evaluated subsequent events through August 5, 2009, the date of issuance of the accompanying consolidated financial statements. The Company does not have any unrecognized subsequent events as of that date.

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
     Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment; conditions in global financial markets; increasing competition and consolidation in our industry; changes in domestic and foreign regulations or government policy; minimizing the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including clearing developments; the success of our clearing initiative for the credit default swap market; the success of our global clearing strategy; the accuracy of our cost estimates and expectations; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2010; our ability to increase the connectivity to our marketplace; our ability to develop new products and services and pursue strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; proposed or pending litigation and adverse litigation results; our belief in our electronic platform and disaster recovery system technologies; our ability to gain access to comparable products and services if our key technology contracts were terminated; and the risk that acquired businesses will not be integrated successfully or that the revenue opportunities, cost savings and other anticipated synergies from mergers and investments may not be fully realized or may take longer to realize than expected. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.
Overview and Our Business Environment
     We are a leading operator of regulated global futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate the leading electronic futures and OTC marketplace for trading a broad array of energy, soft agricultural and agricultural commodities, credit default swaps, or CDS, equity indexes and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets, together with clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.
     We conduct our regulated U.K.-based energy futures exchange through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures exchange through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures exchange through our wholly-owned subsidiary, ICE Futures Canada. We conduct our OTC energy markets primarily through our electronic platform. ICE Futures Europe, as well as our OTC energy marketplace, clears contracts through ICE Clear Europe, ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We conduct our OTC CDS trade execution markets through Creditex Group Inc., or Creditex, and clear CDS markets through ICE Trust U.S. LLC, or ICE Trust. We completed our acquisition of The Clearing Corporation, or TCC, in March 2009, as part of our global strategy to offer clearing in the CDS market.
     We operate three business segments: a futures segment, a global OTC segment and a market data segment. In our futures markets, we offer trading in standardized derivative contracts on our regulated exchanges. In our OTC markets, which include energy markets and credit derivatives, we offer both electronic trading and voice brokering services. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers.
     Our business is primarily transaction based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volume is driven by a number of factors, including the degree of volatility in the prices of commodities and financial instruments such as equity indexes and foreign exchange, as well as regulatory changes, new product introductions, fee modifications and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions have also been driven by varying levels of volatility and liquidity both in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.
     Since our business is primarily transaction-based, declines in trading volumes and market liquidity could adversely affect our business and profitability. Market liquidity is one of the primary keys to attracting and maintaining customers and is an important indicator of a market’s strength. Beginning in late 2007, global financial markets experienced volatile and adverse conditions, including a decrease in available credit, losses resulting from declining asset values, defaults on loans and outflows of customer funds and investments. These events have resulted in the failure of certain financial services firms and resulted in many market participants decreasing their risk exposure and trading activity.
     We operate our futures and OTC markets primarily on our electronic platforms and we offer ICE Futures U.S.’s options markets on both our electronic platform and our New York-based trading floor. We also operate certain of our OTC markets through voice brokering. As participation continues to increase and as participants continue to employ more sophisticated financial instruments and risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in the trading and clearing of derivative products in these markets globally. We do not risk our own capital by engaging in any trading activities.
Financial Highlights
•	Our consolidated revenues increased by 19.2% to $482.0 million for the six months ended June 30, 2009, compared to the same period in 2008, and increased by 27.0% to $250.4 million for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to revenues from recent acquisitions, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S., which commenced in September 2008, and clearing fee revenues collected in our energy futures and OTC contracts following the launch of ICE Clear Europe in November 2008. This revenue growth was partially offset by lower OTC energy and soft agricultural futures contract volume.
•	Our consolidated operating expenses increased by 83.2% to $233.2 million for the six months ended June 30, 2009, compared to the same period in 2008, and increased by 79.3% to $115.5 million for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to recent acquisitions, transaction costs related to the acquisition of TCC and costs associated with employee terminations, costs incurred to vacate office space, the establishment of ICE Trust, as well as increased technology spending and the related depreciation expenses. The operating expenses associated with the TCC acquisition, employee terminations, the establishment of ICE Trust and costs incurred to vacate office space during the six months ended June 30, 2009 were $12.9 million. Increased operating expenses were partially offset by costs incurred to close our futures trading floors in New York and Dublin and costs associated with the establishment of ICE Clear Europe during the six months ended June 30, 2008.

•	Our consolidated operating margin decreased to 51.6% for the six months ended June 30, 2009, compared to 68.5% for the same period in 2008 and decreased to 53.9% for the three months ended June 30, 2009, compared to 67.3% for the same period in 2008.
•	Our consolidated net income decreased by 18.6% to $144.3 million for the six months ended June 30, 2009, compared to net income of $177.2 million in the same period in 2008, and decreased by 15.1% to $72.1 million for the three months ended June 30, 2009, compared to net income of $84.9 million in the same period in 2008. We recorded a pre-tax impairment loss of $9.3 million during the six months and three months ended June 30, 2009 relating to our investment in NCDEX, or $11.0 million net of taxes. The tax impact of the NCDEX impairment loss was additional tax expense of $1.8 million due to the recording of a valuation allowance, related to the deferred tax benefit recorded in the three months ended December 31, 2008, which was in excess of the tax benefit recorded in the three months ended June 30, 2009. The impairment loss was classified as other expense in our consolidated statements of income. For additional information on this impairment loss, refer to note 4 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q. Excluding this impairment loss, net of taxes, consolidated net income for the six months and three months ended June 30, 2009 would have been $155.3 million and $83.1 million, respectively. See also “-Non-GAAP Financial Measures” below.
•	Our consolidated cash flows from operations decreased by 10.5% to $171.3 million for the six months ended June 30, 2009, compared to the same period in 2008.
     During the six months ended June 30, 2009, 127.3 million contracts were traded in our futures markets, up 5.5% from 120.6 million contracts traded during the six months ended June 30, 2008. During the six months ended June 30, 2009, 105.9 million contract equivalents were traded in our OTC energy markets, down 21.9% from 135.6 million contract equivalents traded during the six months ended June 30, 2008. During the three months ended June 30, 2009, 64.7 million contracts were traded in our futures markets, up 11.4% from 58.1 million contracts traded during the three months ended June 30, 2008. During the three months ended June 30, 2009, 55.7 million contract equivalents were traded in our OTC energy markets, down 18.3% from 68.1 million contract equivalents traded during the three months ended June 30, 2008.
CDS Clearing Update
     Prior to ICE Trust’s introduction of cleared CDS transactions, credit derivative contracts were only traded between market participants on a bilateral basis and were not cleared through a central counterparty clearing house. ICE Trust is our regulated North American CDS clearing house, which has developed a market structure that brings transparency, capital efficiency and mitigation of counterparty credit risk to the CDS markets by acting as a central counterparty to clear CDS transactions.
     ICE Trust is the first CDS clearing house to process transactions and is designed to address the operational and risk management needs of the credit derivatives market, as well as calls by regulators for systemic risk reduction. We began processing and clearing North American CDS index contracts on March 9, 2009 through ICE Trust. ICE Trust currently clears North American CDS indexes and it expects to clear U.S. liquid single-name CDS contracts by September 2009. Through June 30, 2009, ICE Trust has cleared 14,824 CDS transactions totaling $1.3 trillion of notional value, and resulting in $168.5 billion in notional value of open interest.
     ICE Trust has established rules and operating procedures governing the clearing house, including membership and governance requirements. As a neutral and independent clearing house, all qualified buy-side and sell-side CDS market participants will have the ability to access ICE Trust. Membership is available to institutions that meet the financial and other eligibility standards set forth in ICE Trust’s rules. Each member firm will provide ICE Trust with authority to obtain their respective transaction information for the purpose of facilitating the novation of existing CDS contracts that are warehoused within The Depository Trust & Clearing Corporation.
     CDS clearing by ICE Trust follows several successful initiatives underway within the industry to reduce systemic and operational risks in the credit derivatives market. We have played a key role in certain of these initiatives, including portfolio compression and credit event auctions, which we administer in conjunction with Markit Group Limited, or Markit. We have conducted compression runs, which reduce the overall size and the number of line items in credit derivative portfolios by terminating existing trades and replacing them with a smaller number of new replacement trades that carry the same risk parameters and cash flows as the initial portfolio but have less capital exposure, that have reduced over $2 trillion in outstanding notional value for single-name CDS, and credit event auctions have been relied upon by market participants for the orderly settlement of credit derivative trades referencing 43 defaulted entities to date. We have worked closely with the International Swaps and Derivatives Association, or ISDA, regulators and market participants in designing innovative solutions to enhance a broad array of CDS risk management, execution, post-trade processing and clearing services.
     ICE Processing (formerly known as T-Zero) operates ICE Link, which, among other things, has established a re-couponing service to support single-name coupon standardization. ICE Link is the most widely adopted affirmation and novation consent platform for credit derivatives transactions, and is currently relied upon by over 380 buy-side firms for various aspects of CDS post-trade processing.
     ICE Clear Europe has worked with its regulators and industry participants to develop clearing for CDS European reference entities and the Markit iTraxx indices. ICE Clear Europe received regulatory approval from the FSA for CDS clearing on July 15, 2009. ICE Clear Europe offers a separate CDS clearing platform and a separate risk pool that is distinct from the risk pool associated with energy markets currently cleared by ICE Clear Europe and began clearing European CDS transactions on July 27, 2009. ICE Clear Europe has established governing rules and operating procedures appropriate for European CDS clearing, including membership and margining requirements.
Regulatory Update
     As a result of the recent financial crisis and related dislocations in the global economy, regulatory reform of the financial services industry and related markets has become a topic of national and international debate. Many recommendations for revamping the regulatory regime have already been offered. For example, in June 2009, President Obama’s administration proposed a comprehensive set of reforms to address perceived problems in the U.S. financial system that were believed to be at the core of the financial crisis, including proposals related to additional regulation and clearing of OTC derivatives. The proposed reforms are intended to reduce the risk of future financial crises. While our markets operated transparently and efficiently during the financial crisis, we anticipate that our markets, together with the broader financial sector, will continue to be the subject of legislative and regulatory changes.
     We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. With respect to the ICE Futures Europe products, we have permission to allow screen based access to the United States pursuant to a no action letter from the Commodity Futures Trading Commission, or CFTC. In 2008, the CFTC revised the no action letter for ICE Futures Europe products that settle on the price of a U.S. exchange’s futures contracts to require ICE Futures Europe to adopt position limits and enhanced trader reporting equivalent to those required by the CFTC. Notwithstanding the revisions to ICE Futures Europe’s no action letter that have placed our U.S. products on parallel regulatory footing with contracts traded on U.S. futures exchanges, some members of the Congress have asked the CFTC to terminate ICE Futures Europe’s no action letter, which would force ICE Futures Europe to register as a U.S. exchange to be able to continue to offer markets to U.S. customers.
     In the United States, the White House and the Congress have introduced several financial reform proposals to further regulate the derivatives markets. While individual proposals vary significantly, a common component of many of these proposals is a mandate that most OTC derivatives be cleared and/or exchange traded. Operating derivatives exchanges and clearing houses is central to our business model; therefore, these initiatives, if enacted into law, could be beneficial to us. However, drastic changes to the current derivatives markets and/or restrictions on participation in such markets by segments of the financial industry could have negative consequences to our business, such as decreased trading volumes, decreased liquidity in regulated markets and/or encouraging business to move overseas to exchanges and clearing houses. The White House budget proposal and several bills pending before the U.S. Congress also contain proposals to assess transaction taxes on futures and derivatives trades, which if enacted, could also lead to diminished trading volumes and more business being conducted outside of the United States. The U.S. House of Representatives recently passed the Waxman/Markey climate change legislation that included a tax on derivatives transactions. We expect this legislation to undergo many revisions before it is submitted to the U.S. Senate for approval.

     Finally, the CFTC is undertaking several new regulatory initiatives that could have an adverse impact on our business, particularly our OTC energy markets and ICE Futures Europe energy contracts that are linked to the final settlement price of a U.S. exchange’s contract prices. In July 2009, the CFTC announced that hearings that will be conducted at the end of July and the beginning of August in which it plans to re-examine its position limit scheme for energy commodities. These hearings are occurring against the backdrop of the dramatic rise and subsequent decline in the price of energy commodities that occurred in 2008 and 2009, the cause of which is debated by economists and political pundits. Traditionally, for energy commodity contracts, exchanges have set position limits (“hard” limits that apply in the final days of trading of the expiration month) and position accountability levels (“soft” limits that apply at all other times in all other months) to prevent market manipulation such as corners (securing control of a commodity to manipulate the price of the commodity) and delivery squeezes (a situation where the lack of supplies tends to force a person holding a short position to cover their position at higher prices). The CFTC is considering setting these limits themselves (as they do for other classes of commodities such as agricultural commodities), imposing position limits in all trading months, or imposing lower limits on trading in an effort to prevent “excessive speculation” in the markets. In addition, the CFTC has issued a concept release proposing to end hedge exemptions for swaps dealers and replace these exemptions with a limited risk management exemption. Swaps dealers issue customized derivatives to their customers and partially offset that risk on exchanges. If the CFTC takes any or all of these actions, trading volume may shift away from our markets to areas outside the present jurisdictional reach of the CFTC and trading volumes in our markets may be adversely impacted.
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
   Intersegment Fees
     Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures segment. Our global OTC segment provides and supports the platform for electronic trading in our futures segment. Our futures segment and our global OTC segment provide access to trading data to our market data segment. Our market data segment provides marketing and other promotional services to our global OTC segment. During the six months ended June 30, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal charges are reflected as intersegment revenues and expenses. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.
   Our Futures Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Six Months Ended June 30,
	2009	%	2008	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures	$53,726	24.6%	$46,918	24.3%
ICE WTI Crude futures	24,112	11.1	25,752	13.3
ICE Gas Oil futures	25,943	11.9	20,461	10.6
Sugar futures and options(1)	38,797	17.8	47,739	24.7
Cotton futures and options(1)	6,730	3.1	15,578	8.0
Russell Index futures and options(2)	15,604	7.1	248	0.1
Other futures products and options(1)	38,790	17.8	27,779	14.4
Intersegment fees(3)	14,979	6.9	2,379	1.2
Other(4)	(684)	(0.3)	6,549	3.4

Total revenues	217,997	100.0	193,403	100.0

Operating expenses:
Selling, general and administrative expenses(5)(6)	42,353	19.4	42,848	22.2
Intersegment expenses	23,579	10.8	14,870	7.7
Depreciation and amortization(6)(7)	17,541	8.1	3,353	1.7

Total operating expenses	83,473	38.3	61,071	31.6

Operating income	134,524	61.7	132,332	68.4
Other income (expense), net	(4,112)	(1.9)	596	0.3
Income tax expense	48,682	22.3	49,699	25.7

Net income	$81,730	37.5%	$83,229	43.0%

(1)	The soft agricultural commodities revenues, including sugar and cotton futures and options contract revenues, decreased from the prior period primarily due to (a) a significant reduction in the availability of credit to participants in the agricultural markets during the current period and (b) less hedging activity during the current period as compared to the prior period, which experienced significant price volatility, resulting in higher contract volume. Reduced cotton hedging in the current period was primarily due to a significant reduction in both global exports and U.S. production of cotton. The decrease in soft agricultural commodities revenues were partially offset by a rate adjustment made with a clearing member during the current period for trades that occurred in prior periods.

(2)	Russell Index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

(3)	During the six months ended June 30, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal fees were not charged during the six months ended June 20, 2008. However, if they were, then the intersegment fees would have been $15.7 million for the six months ended June 30, 2008. These internal charges are reflected as intersegment revenues and expenses.

(4)	The financial results for the six months ended June 30, 2009 include $6.2 million in net interest paid to the clearing members for margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues.

(5)	Includes compensation and benefits expenses and professional services expenses.

(6)	The financial results for the six months ended June 30, 2009 include $4.1 million in employee termination costs, asset write offs and costs to vacate office space in New York City. The financial results for the six months ended June 30, 2008 include $2.1 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors, including $1.7 million in compensation expenses.

(7)	The financial results for the six months ended June 30, 2009 include $13.0 million in amortization expense relating to the Russell licensing agreement. Refer to Note 11 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on this item.
     Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $51.1 million and $32.1 million for the six months ended June 30, 2009 and 2008, respectively. The increase in rebates is due primarily to an increase in the number of rebates programs offered on various futures and option contracts and from higher contract volume traded during the period, primarily Russell Index futures and options contracts. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged and assuming that the same volume had been generated without the rebate program.

     In our futures business segment, we earn transaction and clearing fees from both counterparties to each futures contract or option on futures contract that is traded, based on the volume of the commodity underlying the futures or option contract that is traded. In the past, we did not derive direct revenues from the clearing process associated with ICE Futures Europe because participants paid clearing fees directly to a third party clearing house. However, with the launch of ICE Clear Europe in November 2008, we now capture all clearing revenues associated with ICE Futures Europe, the amount of which will depend upon many factors, including but not limited to transaction volume, pricing and new product introductions.
     A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents, for the periods indicated, trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	35,147	34,954	16,859	18,214
ICE WTI Crude futures	21,954	27,828	10,430	13,925
ICE Gas Oil futures	16,716	13,772	8,556	6,489
Sugar futures and options	17,426	22,849	10,472	9,981
Cotton futures and options	2,734	7,237	1,499	2,707
Russell Index futures and options	20,337	503	10,155	413
Other futures and options	12,948	13,487	6,724	6,372

Total	127,262	120,630	64,695	58,101

     The following table presents our quarter-end open interest for our futures contracts. Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients.

	As of June 30,
	2009	2008
	(In thousands)
Open interest — futures and option contracts:
ICE Brent Crude futures	689	513
ICE WTI Crude futures	477	492
ICE Gas Oil futures	501	307
Sugar futures and options	1,557	1,768
Cotton futures and options	256	645
Coffee futures and options	238	355
Cocoa futures and options	143	197
Russell index futures and options	385	42
Other futures and options	1,188	785

Total	5,434	5,104

   Our Global OTC Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Six Months Ended June 30,
	2009(1)%		2008	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(2)	$86,516	31.4%	$117,748	58.3%
North American power	41,346	15.0	31,859	15.8
Credit default swaps	82,517	29.8	—	—
Other commodities markets	9,244	3.4	6,020	3.0

	Six Months Ended June 30,
	2009(1)%		2008	%
	(Dollar amounts in thousands)
Electronic trade confirmation	3,108	1.1	3,994	2.0
Intersegment fees	24,592	8.9	15,596	7.7
Market data fees	23,960	8.7	23,140	11.5
Other	4,611	1.7	3,494	1.7

Total revenues	275,894	100.0	201,851	100.0

Operating expenses:
Selling, general and administrative expenses(3)(4)	134,296	48.7	61,415	30.4
Intersegment expenses	16,935	6.1	16,366	8.1
Depreciation and amortization	37,270	13.5	18,387	9.1

Total operating expenses	188,501	68.3	96,168	47.6

Operating income	87,393	31.7	105,683	52.4
Other expense, net(5)	(17,932)	(6.6)	(3,906)	(1.9)
Income tax expense	25,789	9.3	34,284	17.0

Net income	$43,672	15.8%	$67,493	33.4%

(1)	The financial results for the six months ended June 30, 2009 include the financial results for Creditex subsequent to its acquisition in August 2008, the financial results for TCC subsequent to its acquisition in March 2009, and the financial results for ICE Trust following its formation in the first quarter of 2009.

(2)	The North American natural gas contract trading volume decreased from the prior year due to de-leveraging in the broader markets and increased risk aversion, which reduced market liquidity, as well as relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity.

(3)	Includes compensation and benefits expenses and professional services expenses.

(4)	The financial results for the six months ended June 30, 2009 include $5.6 million in transaction costs related to the acquisition of TCC, $1.4 million in costs associated with the establishment of ICE Trust and $1.8 million in employee termination costs.

(5)	The financial results for the six months ended June 30, 2009 include an impairment loss on the NCDEX cost method investment of $9.3 million, which was recorded as other expense, or $11.0 million net of taxes. Excluding this impairment loss, net of taxes, our global OTC segment net income for the six months ended June 30, 2009 would have been $54.7 million. Refer to Note 4 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on this item. See also “—Non-GAAP Financial Measures” below.
     Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $10.1 million and $8.0 million for the six months ended June 30, 2009 and 2008, respectively. Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume.
     In addition to our transaction fee, cleared transactions require the payment of a clearing fee. Consistent with ICE Futures Europe, we did not derive direct revenues from the OTC energy clearing process in the past and participants paid the clearing fees directly to a third party clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture all clearing revenues associated with our global OTC segment, the amount of which will depend upon many factors, including but not limited to transaction volume, pricing and new product introductions. For the six months ended June 30, 2009 and 2008, transaction and clearing fees related to cleared trades represented 53.7% and 71.9% of our total OTC revenues, respectively, net of intersegment fees. Excluding the OTC CDS markets, transaction and clearing fees related to cleared energy trades represented 91.5% of our total OTC energy transaction and clearing revenues for the six months ended June 30, 2009.
     The following tables present, for the periods indicated, the total volume or notional value of the underlying commodity and number of contracts traded in our OTC markets:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)
Total Volume/Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	226,839	313,037	118,513	156,934
North American power (in million megawatt hours)	2,993	3,622	1,574	1,820
Credit default swaps (notional value in billions of dollars)(1)	1,427	—	699	—
Global oil (in equivalent million barrels of oil)	1,440	493	947	258

(1)	We began offering credit default swaps for trading following our acquisition of Creditex in August 2008.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Number of OTC energy contracts traded:
North American natural gas	92,465	125,215	47,405	62,773
North American power	5,014	5,607	2,633	2,801
Global oil and other	8,428	4,806	5,628	2,554

Total	105,907	135,628	55,666	68,128

     The following table presents our quarter-end open interest for our cleared OTC energy contracts:

	As of June 30,
	2009	2008
	(In thousands)
Open interest — cleared OTC energy contracts:
North American natural gas	8,708	7,540
North American power	2,022	1,351
Global oil and refined products	337	31

Total	11,067	8,922

   Our Market Data Segment
     The following table presents, for the periods indicated, selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Six Months Ended June 30,
	2009	%	2008	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$27,639	62.2%	$27,073	62.6%
Intersegment fees	16,758	37.7	16,129	37.3
Other	11	0.1	22	0.1

Total revenues	44,408	100.0	43,224	100.0

Operating expenses:
Selling, general and administrative expenses(1)	1,679	3.8	1,256	2.9
Intersegment expenses(2)	15,815	35.6	2,868	6.6
Depreciation and amortization	71	0.2	50	0.1

Total operating expenses	17,565	39.6	4,174	9.7

Operating income	26,843	60.4	39,050	90.3
Other income, net	182	0.4	303	0.7
Income tax expense	8,147	18.3	12,921	29.9

Net income	$18,878	42.5%	$26,432	61.2%

(1)	Includes compensation and benefits expenses and professional services expenses.

(2)	During the six months ended June 30, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal fees were not charged during the six months ended June 30, 2008. However, if they were, then the intersegment expenses would have been $16.2 million for the six months ended June 30, 2008. These internal charges are reflected as intersegment revenues and expenses.

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
Key Statistical Information
     The following table presents key transaction volume information, as well as other selected operating information, for the periods presented.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except for percentages and rates per contract)
Operating Data:
Our Average Daily Trading and Clearing Fee Revenues:
Our U.K. futures business average daily exchange and clearing fee revenues	$996	$756	$981	$739

Our U.S. and Canadian futures business average daily exchange and clearing fee revenues	631	701	696	610

Our global credit derivatives OTC business average daily commission and clearing fee revenues(1)	665	—	707	—

Our bilateral global energy OTC business average daily commission fee revenues	70	172	71	162
Our cleared global energy OTC business average daily commission and clearing fee revenues	1,036	1,073	1,059	1,049

Our global energy OTC business average daily commission and clearing fee revenues	1,106	1,245	1,130	1,211

Our total average daily exchange, commission and clearing fee revenues	$3,398	$2,702	$3,514	$2,560

Our Trading Volume:
Futures volume	127,262	120,630	64,695	58,101
Futures average daily volume	1,016	950	1,027	898
OTC energy volume	105,907	135,628	55,666	68,128
OTC energy average daily volume	854	1,085	884	1,065
Our ICE Futures Europe rate per contract	$1.59	$1.23	$1.61	$1.21
Our soft agricultural futures and options rate per contract	$2.24	$2.15	$2.16	$2.21
Our financial futures and options rate per contract	$0.81	$1.71	$0.84	$1.59
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	50.9%	48.2%	52.1%	49.4%
Banks and financial institutions	22.9%	20.6%	22.0%	18.3%
Liquidity providers	26.2%	31.2%	25.9%	32.3%

(1)	We began offering credit derivatives for trading following our acquisition of Creditex in August 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
   Overview
     Consolidated net income decreased $32.9 million, or 18.6%, to $144.3 million for the six months ended June 30, 2009 from $177.2 million for the comparable period in 2008. Net income from our futures segment decreased $1.5 million, or 1.8%, to $81.7 million for the six months ended June 30, 2009 from $83.2 million for the comparable period in 2008. Net income from our global OTC segment decreased $23.8 million, or 35.3%, to $43.7 million for the six months ended June 30, 2009 from $67.5 million for the comparable period in 2008, primarily due to a reduction in the trading volume in OTC North American natural gas contracts, a $9.3 million impairment loss related to our investment in NCDEX, or $11.0 million net of taxes, recognized during the six months ended June 30, 2009 and acquisition and restructuring expenses incurred during the six months ended June 30, 2009. The decrease in net income from our global OTC segment was partially offset by OTC clearing fee revenues that were recognized during the six months ended June 30, 2009 following our formation of ICE Clear Europe. Net income from our market data segment decreased $7.6 million, or 28.6%, to $18.9 million for the six months ended June 30, 2009 from $26.4 million for the comparable period in 2008, primarily due to additional intersegment expenses being allocated to it from our futures segment. Consolidated operating income, as a percentage of consolidated revenues, decreased to 51.6% for the six months ended June 30, 2009 from 68.5% for the comparable period in 2008. Consolidated net income, as a percentage of consolidated revenues, decreased to 29.9% for the six months ended June 30, 2009 from 43.8% for the comparable period in 2008.
     Our consolidated revenues increased $77.6 million, or 19.2%, to $482.0 million for the six months ended June 30, 2009 from $404.4 million for the comparable period in 2008. This increase is primarily attributable to $82.5 million of revenues derived from execution, processing and clearing services provided in our OTC credit markets for the six months ended June 30, 2009 following our acquisition of Creditex in August 2008 and the formation of ICE Trust in March 2009, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S. and clearing fee revenues collected in our energy futures and OTC markets. The increase in revenues was partially offset by lower trading volume in our OTC North American natural gas markets and soft commodity futures markets.
     Consolidated operating expenses increased $105.9 million, or 83.2%, to $233.2 million for the six months ended June 30, 2009 from $127.3 million for the comparable period in 2008. This increase is primarily attributable to $74.5 million of expenses relating to Creditex’s business for the six months ended June 30, 2009, including amortization of intangible assets and non-cash compensation expenses, $5.6 million in transaction costs incurred related to our acquisition of TCC on March 6, 2009, $5.9 million in employee termination costs and costs incurred to vacate office space in New York City, $13.0 million in amortization expense relating to the Russell licensing agreement, additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our acquisitions and $5.5 million in professional services expenses incurred relating to the establishment of ICE Trust and CDS clearing at ICE Clear Europe. The increase in expenses was partially offset by expenses incurred relating to the establishment of ICE Clear Europe and severance costs associated with the ICE Futures U.S. floor closure incurred during the comparable period in 2008.
   Revenues
   Transaction and Clearing Fees
     Consolidated transaction and clearing fees increased $82.3 million, or 23.9%, to $426.4 million for the six months ended June 30, 2009 from $344.1 million for the comparable period in 2008. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 88.5% for the six months ended June 30, 2009 from 85.1% for the comparable period in 2008.
     Transaction and clearing fees generated in our futures segment increased $19.2 million, or 10.4%, to $203.7 million for the six months ended June 30, 2009 from $184.5 million for the comparable period in 2008, while decreasing as a percentage of consolidated revenues to 42.3% for the six months ended June 30, 2009 from 45.6% for the comparable period in 2008. The increase in transaction and clearing fees was primarily due to an increase in revenues from Russell Index futures and options after they began trading exclusively on ICE Futures U.S. in

September 2008, an increase in the ICE Brent Crude futures and ICE Gas Oil futures revenues and the recognition of clearing fees following the November 2008 launch of ICE Clear Europe. The increase was offset by a decrease in the soft agricultural commodities revenues, including sugar and cotton futures and options contract revenues, from the prior period primarily due to a significant reduction in the availability of credit to participants in the agricultural markets during the current period and less hedging activity resulting from a significant reduction in both global exports and U.S. production of cotton during the current period. Total volume in our futures segment was 127.3 million contracts during the six months ended June 30, 2009, an increase of 5.5% from 120.6 million contracts during the comparable period in 2008. Average transaction and clearing fees per trading day were $1.6 million and $1.5 million per trading day for the six months ended June 30, 2009 and 2008, respectively.
     Transaction and clearing fees generated in our global OTC segment increased $63.1 million, or 39.5%, to $222.7 million for the six months ended June 30, 2009 from $159.6 million for the comparable period in 2008 primarily due to the acquisition of Creditex and the recognition of clearing fees, partially offset by a reduction in North American natural gas contract volume. We recognized transaction and clearing fees in our OTC credit markets of $82.5 million for the six months ended June 30, 2009 following our acquisition of Creditex in August 2008 and the formation of ICE Trust in March 2009 and we recognized clearing fees for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. Contract volume in our North American natural gas markets decreased 26.2% to 92.5 million contracts traded during the six months ended June 30, 2009 from 125.2 million contracts traded during the comparable period in 2008. Volume in the North American natural gas markets declined due to several factors, including relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity, as well as increased risk aversion and de-leveraging in the broader markets, which also reduced market liquidity. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 46.2% for the six months ended June 30, 2009 from 39.5% for the comparable period in 2008. Average transaction and clearing fees per trading day increased 42.2% to $1.8 million per trading day for the six months ended June 30, 2009 from $1.2 million per trading day for the comparable period in 2008.
   Market Data Fees
     Consolidated market data fees increased $1.4 million, or 2.8%, to $51.6 million for the six months ended June 30, 2009 from $50.2 million for the comparable period in 2008. During the six months ended June 30, 2009 and 2008, we recognized $25.1 million and $24.0 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the six months ended June 30, 2009 and 2008, we recognized $21.6 million and $22.2 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 10.7% for the six months ended June 30, 2009 from 12.4% for the comparable period in 2008.
   Other Revenues
     Consolidated other revenues decreased $6.1 million, or 60.9%, to $3.9 million for the six months ended June 30, 2009 from $10.1 million for the comparable period in 2008. The decrease in other revenues is primarily due to $6.2 million in net interest paid to the clearing members for their margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 0.8% for the six months ended June 30, 2009 from 2.5% for the comparable period in 2008.
   Expenses
   Compensation and Benefits
     Consolidated compensation and benefits expenses increased $48.7 million, or 79.1%, to $110.3 million for the six months ended June 30, 2009 from $61.6 million for the comparable period in 2008. This increase includes $49.3 million in Creditex compensation and benefits expenses recognized during the six months ended June 30, 2009 following the closing of the acquisition in August 2008 and $2.9 million in employee termination costs recognized during the six months ended June 30, 2009, partially offset by $1.7 million of severance costs associated with the closure of our futures open-outcry trading floors in New York and Dublin during the six months ended June 30, 2008. Our employee headcount increased slightly from 795 employees as of December 31, 2008 to 806 employees as of June 30, 2009, following the acquisition of TCC on March 6, 2009 offset by the employee terminations during the six months ended June 30, 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 22.9% for the six months ended June 30, 2009 from 15.2% for the comparable period in 2008.
   Professional Services
     Consolidated professional services expenses increased $8.3 million, or 59.6%, to $22.2 million for the six months ended June 30, 2009 from $13.9 million for the comparable period in 2008. This increase was primarily due to $5.6 million in transaction costs incurred related to our acquisition of TCC on March 6, 2009 and $5.5 million in professional services expenses incurred during the six months ended June 30, 2009 relating to the establishment of ICE Trust and ICE Clear Europe CDS clearing, compared to $3.8 million in professional services expenses incurred during the six months ended June 30, 2008 relating to the establishment of ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 4.6% for the six months ended June 30, 2009 from 3.4% for the comparable period in 2008.
   Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $15.8 million, or 52.7%, to $45.8 million for the six months ended June 30, 2009 from $30.0 million for the comparable period in 2008. This increase was primarily due to $9.0 million of Creditex selling, general and administrative expenses recognized during the six months ended June 30, 2009 following the closing of the acquisition in August 2008, $2.4 million in costs incurred to vacate office space in New York City, as well as increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9.5% for the six months ended June 30, 2009 from 7.4% for the comparable period in 2008.
   Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $33.1 million, or 151.9%, to $54.9 million for the six months ended June 30, 2009 from $21.8 million for the comparable period in 2008. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex and YellowJacket in 2008 and of TCC during the six months ended June 30, 2009, an increase in amortization expenses on the Russell licensing agreement intangible assets, as well as additional depreciation expenses recorded on fixed asset additions incurred during 2008 and during the six months ended June 30, 2009. We recorded amortization expenses of $19.8 million and $7.0 million for the six months ended June 30, 2009 and 2008, respectively, on the intangible assets acquired as part of our acquisitions. We also recorded amortization expense related to the Russell licensing agreement intangible assets of $13.0 million and $83,000 for the six months ended June 30, 2009 and 2008, respectively, which reflects amortization on the exclusive and non-exclusive portions of the Russell licensing agreement intangible assets. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 11.4% for the six months ended June 30, 2009 from 5.4% for the comparable period in 2008.
   Other Income (Expense)
     Consolidated other expense increased from other expense of $3.0 million for the six months ended June 30, 2008 to other expense of $21.9 million for the six months ended June 30, 2009. The increase in other expense primarily related to a $9.3 million impairment loss on our investment in NCDEX during the six months ended June 30, 2009, a $3.0 million increase in interest expense, a $4.9 million decrease in interest and investment income and a $2.1 million foreign currency transaction loss incurred during the six months ended June 30, 2009. Interest expense increased from $9.2 million for the six months ended June 30, 2008 to $12.2 million for the six months ended June 30, 2009 primarily due to $1.8 million in amortization of the debt issuance costs incurred in connection with the new credit facilities (described below). Interest and investment income decreased from $5.8 million for the six months ended June 30, 2008 to $954,000 for the six months ended June 30, 2009 primarily due to our cash and investments earning a lower return during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We recognized foreign currency transaction losses of $2.1 million during the six months ended June

30, 2009 compared to foreign currency transaction gains of $325,000 during the six months ended June 30, 2008, primarily due to the settlement of foreign currency assets, liabilities and payables that occur though our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
   Income Taxes
     Consolidated tax expense decreased $14.3 million to $82.6 million for the six months ended June 30, 2009 from $96.9 million for the comparable period in 2008, primarily due to the decrease in our pre-tax income. Our effective tax rate increased to 36.4% for the six months ended June 30, 2009 from 35.4% for the comparable period in 2008, primarily due to the tax impact of an impairment loss related to our investment in NCDEX. The tax impact of the NCDEX impairment loss was additional tax of $1.8 million due to the recording of a valuation allowance, related to the deferred tax benefit recorded in the three months ended December 31, 2008, which was in excess of the tax benefit recorded in the three months ended June 30, 2009.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
   Overview
     Consolidated net income decreased $12.8 million, or 15.1%, to $72.1 million for the three months ended June 30, 2009 from $84.9 million for the comparable period in 2008. Net income from our futures segment decreased $388,000, or 1.0%, to $38.8 million for the three months ended June 30, 2009 from $39.2 million for the comparable period in 2008. Net income from our global OTC segment decreased $8.9 million, or 27.3%, to $23.4 million for the three months ended June 30, 2009 from $32.2 million for the comparable period in 2008, primarily due a reduction in the trading volume in OTC North American natural gas contracts, a $9.3 million impairment loss related to our investment in NCDEX, or $11.0 million net of taxes, recognized during the three months ended June 30, 2009 and acquisition and restructuring expenses incurred during the three months ended June 30, 2009. The decrease in net income from our global OTC segment was partially offset by OTC clearing fee revenues that were recognized during the three months ended June 30, 2009 following our formation of ICE Clear Europe. Net income from our market data segment decreased $3.6 million, or 26.9%, to $9.9 million for the three months ended June 30, 2009 from $13.5 million for the comparable period in 2008, primarily due to additional intersegment expenses being allocated to it from our futures segment. Consolidated operating income, as a percentage of consolidated revenues, decreased to 53.9% for the three months ended June 30, 2009 from 67.3% for the comparable period in 2008. Consolidated net income, as a percentage of consolidated revenues, decreased to 28.8% for the three months ended June 30, 2009 from 43.0% for the comparable period in 2008.
     Our consolidated revenues increased $53.3 million, or 27.0%, to $250.4 million for the three months ended June 30, 2009 from $197.2 million for the comparable period in 2008. This increase is primarily attributable to $44.5 million of revenues derived from execution, processing and clearing services provided in our OTC credit markets for the three months ended June 30, 2009 following our acquisition of Creditex in August 2008 and the formation of ICE Trust in March 2009, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S. and clearing fee revenues collected in our energy futures and OTC markets. The increase in revenues was partially offset by lower trading volume in our OTC North American natural gas markets and soft commodity futures markets.
     Consolidated operating expenses increased $51.1 million, or 79.3%, to $115.5 million for the three months ended June 30, 2009 from $64.4 million for the comparable period in 2008. This increase is primarily attributable to $35.5 million of expenses relating to Creditex’s business for the three months ended June 30, 2009, including amortization of intangible assets and non-cash compensation expenses, $6.5 million in amortization expense relating to the Russell licensing agreement, additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our acquisitions and $4.1 million in professional services expenses incurred relating to the establishment of CDS clearing through ICE Trust and ICE Clear Europe. The increase in expenses was partially offset by expenses incurred relating to the establishment of ICE Clear Europe and severance costs associated with the ICE Futures U.S. floor closure incurred during the comparable period in 2008.

   Revenues
   Transaction and Clearing Fees
     Consolidated transaction and clearing fees increased $56.3 million, or 33.8%, to $223.0 million for the three months ended June 30, 2009 from $166.7 million for the comparable period in 2008. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 89.0% for the three months ended June 30, 2009 from 84.5% for the comparable period in 2008.
     Transaction and clearing fees generated in our futures segment increased $18.5 million, or 21.3%, to $105.6 million for the three months ended June 30, 2009 from $87.1 million for the comparable period in 2008, while decreasing as a percentage of consolidated revenues to 42.2% for the three months ended June 30, 2009 from 44.2% for the comparable period in 2008. The increase in transaction and clearing fees was primarily due to an increase in revenues from Russell Index futures and options after they began trading exclusively on ICE Futures U.S. in September 2008, an increase in the ICE Brent Crude futures and ICE Gas Oil futures revenues and the recognition of clearing fees following the November 2008 launch of ICE Clear Europe. The increase was offset by a decrease in the soft agricultural commodities revenues, including sugar and cotton futures and options contract revenues, from the prior period primarily due to a significant reduction in the availability of credit to participants in the agricultural markets during the current period and less hedging activity resulting from a significant reduction in both global exports and U.S. production of cotton during the current period. Total volume in our futures segment was 64.7 million contracts during the three months ended June 30, 2009, an increase of 11.4% from 58.1 million contracts during the comparable period in 2008. Average transaction and clearing fees per trading day were $1.7 million per trading day for the three months ended June 30, 2009 and 2008.
     Transaction and clearing fees generated in our global OTC segment increased $37.8 million, or 47.5%, to $117.3 million for the three months ended June 30, 2009 from $79.6 million for the comparable period in 2008, primarily due to the acquisition of Creditex and the recognition of clearing fees, partially offset by a reduction in North American natural gas contract volume. We recognized transaction and clearing fees in our OTC credit markets of $44.5 million for the three months ended June 30, 2009 following our acquisition of Creditex in August 2008 and the formation of ICE Trust in March 2009 and we recognized clearing fees for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. Contract volume in our North American natural gas markets decreased 24.5% to 47.4 million contracts traded during the three months ended June 30, 2009 from 62.8 million contracts traded during the comparable period in 2008. Volume in the North American natural gas markets declined due to several factors, including relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity, as well as increased risk aversion and de-leveraging in the broader markets, which also reduced market liquidity. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 46.9% for the three months ended June 30, 2009 from 40.4% for the comparable period in 2008. Average transaction and clearing fees per trading day increased 51.7% to $1.8 million per trading day for the three months ended June 30, 2009 from $1.2 million per trading day for the comparable period in 2008.
   Market Data Fees
     Consolidated market data fees were $25.5 million for the three months ended June 30, 2009, which was flat compared to $25.5 million for the three months ended June 30, 2008. During the three months ended June 30, 2009 and 2008, we recognized $12.5 million and $12.0 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the three months ended June 30, 2009 and 2008, we recognized $10.6 million and $11.4 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 10.2% for the three months ended June 30, 2009 from 12.9% for the comparable period in 2008 due to an increase in consolidated revenues.

   Other Revenues
     Consolidated other revenues decreased $3.0 million, or 60.5%, to $2.0 million for the three months ended June 30, 2009 from $5.0 million for the comparable period in 2008. The decrease in other revenues is primarily due to $3.0 million in net interest paid to the clearing members for their margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 0.8% for the three months ended June 30, 2009 from 2.5% for the comparable period in 2008.
   Expenses
   Compensation and Benefits
     Consolidated compensation and benefits expenses increased $24.7 million, or 79.8%, to $55.6 million for the three months ended June 30, 2009 from $30.9 million for the comparable period in 2008. This increase primarily relates to $23.6 million in Creditex compensation and benefits expenses recognized during the three months ended June 30, 2009 following the closing of the acquisition in August 2008. Our employee headcount increased slightly from 795 employees as of December 31, 2008 to 806 employees as of June 30, 2009, following the acquisition of TCC on March 6, 2009 and employee terminations during the six months ended June 30, 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 22.2% for the three months ended June 30, 2009 from 15.7% for the comparable period in 2008.
   Professional Services
     Consolidated professional services expenses increased $2.4 million, or 34.8%, to $9.3 million for the three months ended June 30, 2009 from $6.9 million for the comparable period in 2008. This increase was primarily due to $4.1 million in professional services expenses incurred during the three months ended June 30, 2009 relating to the establishment of ICE Trust and ICE Clear Europe CDS clearing, compared to $2.2 million in professional services expenses incurred during the three months ended June 30, 2008 relating to the establishment of ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 3.7% for the three months ended June 30, 2009 from 3.5% for the comparable period in 2008.
   Selling, General and Administrative
     Consolidated selling, general and administrative expenses increased $7.3 million, or 46.3%, to $22.9 million for the three months ended June 30, 2009 from $15.7 million for the comparable period in 2008. This increase was primarily due to $4.5 million of Creditex selling, general and administrative expenses recognized during the three months ended June 30, 2009 following the closing of the acquisition in August 2008, as well as increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9.2% for the three months ended June 30, 2009 from 8.0% for the comparable period in 2008.
   Depreciation and Amortization
     Consolidated depreciation and amortization expenses increased $16.7 million, or 154.3%, to $27.6 million for the three months ended June 30, 2009 from $10.8 million for the comparable period in 2008. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2008 and during the three months ended June 30, 2009, an increase in amortization expenses on the Russell licensing agreement intangible assets, as well as additional depreciation expenses recorded on fixed asset additions incurred during 2008 and during the three months ended June 30, 2009. We recorded amortization expenses of $10.1 million and $3.6 million for the three months ended June 30, 2009 and 2008, respectively, on the intangible assets acquired as part of our acquisitions. We also recorded amortization expense related to the Russell licensing agreement intangible assets of $6.5 million and $42,000 for the three months ended June 30, 2009 and 2008, respectively, which reflects amortization on the exclusive and non-exclusive portions of the Russell licensing agreement intangible assets. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 11.0% for the three months ended June 30, 2009 from 5.5% for the comparable period in 2008.
   Other Income (Expense)
     Consolidated other expense increased from other expense of $1.1 million for the three months ended June 30, 2008 to other expense of $17.1 million for the three months ended June 30, 2009. This increase in other expense primarily related to a $9.3 million impairment loss on our investment in NCDEX during the three months ended June 30, 2009, a $2.9 million increase in interest expense, a $2.6 million decrease in interest and investment income and a $2.0 million foreign currency transaction loss incurred during the three months ended June 30, 2009. Interest expense increased from $4.0 million for the three months ended June 30, 2008 to $6.9 million for the three months ended June 30, 2009 primarily due to $1.8 million in amortization of the debt issuance costs incurred in connection with the new credit facilities (described below). Interest and investment income decreased from $2.9 million for the three months ended June 30, 2008 to $344,000 for the three months ended June 30, 2009, primarily due to our cash and investments earning a lower return during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. We recognized foreign currency transaction losses of $2.0 million during the three months ended June 30, 2009 compared to foreign currency transaction losses of $30,000 during the three months ended June 30, 2008, primarily due to the settlement of foreign currency assets, liabilities and payables that occur though our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.
   Income Taxes
     Consolidated tax expense decreased $1.0 million to $45.8 million for the three months ended June 30, 2009 from $46.8 million for the comparable period in 2008, primarily due to the decrease in our pre-tax income. Our effective tax rate increased to 38.8% for the three months ended June 30, 2009 from 35.5% for the comparable period in 2008, primarily due to the tax impact of an impairment loss related to our investment in NCDEX. The tax impact of the NCDEX impairment loss was additional tax of $1.8 million due to the recording of a valuation allowance, related to the deferred tax benefit recorded in the three months ended December 31, 2008, which was in excess of the tax benefit recorded in the three months ended June 30, 2009.
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

	Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,
	2009(1)(2)	2009(1)(3)	2008(1)(2)	2008(1)	2008
	(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures	$25,717	$28,009	$24,470	$21,583	$23,809
ICE WTI Crude futures	11,251	12,861	11,352	10,837	12,722
ICE Gas Oil futures	13,213	12,730	11,440	10,740	9,532
Sugar futures and options	22,974	15,823	11,864	17,345	21,491
Cotton futures and options	3,763	2,967	3,595	3,998	6,281
Russell Index futures and options	8,043	7,561	9,023	4,269	126
Other futures products and options	20,648	18,142	13,947	12,563	13,129
OTC:
North American natural gas	42,565	43,951	40,090	55,171	59,076
North American power	21,760	19,586	14,177	14,364	16,157
Credit default swaps	44,548	37,969	35,537	16,561	—
Other commodities markets	6,839	2,405	1,570	1,758	2,300
Electronic trade confirmation services	1,634	1,474	1,093	1,786	2,041

	Three Months Ended,
	June 30,	March 31,	December 31,	September 30,	June 30,
	2009(1)(2)	2009(1)(3)	2008(1)(2)	2008(1)	2008
	(In thousands)
Market data fees	25,485	26,114	26,960	25,771	25,493
Other	1,977	1,961	2,142	4,698	5,003

Total revenues	250,417	231,553	207,260	201,444	197,160

Operating expenses:
Compensation and benefits	55,597	54,706	57,004	41,186	30,923
Professional services	9,342	12,839	6,716	9,089	6,928
Selling, general and administrative	22,938	22,906	20,157	17,626	15,680
Depreciation and amortization	27,579	27,303	26,056	14,401	10,844

Total operating expenses	115,456	117,754	109,933	82,302	64,375

Operating income	134,961	113,799	97,327	119,142	132,785
Other expense, net(2)	(17,139)	(4,723)	(16,171)	(860)	(1,146)
Income tax expense	45,764	36,854	32,301	43,319	46,775

Net income	$72,058	$72,222	$48,855	$74,963	$84,864

(1)	The financial results for the three months ended June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008 include the financial results for Creditex subsequent to its acquisition in August 2008. The financial results for the three months ended June 30, 2009 and March 31, 2009 include the financial results for TCC subsequent to its acquisition on March 6, 2009, and include the financial results for ICE Trust following its formation.

(2)	The financial results for the three months ended June 30, 2009 include an impairment loss on our investment in NCDEX of $9.3 million, which was recorded as other expense, or $11.0 million net of taxes. Excluding this impairment loss, net of taxes, our consolidated net income for the three months ended June 30, 2009 would have been $83.1 million. Refer to Note 4 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on this item. See also “—Non-GAAP Financial Measures” below. The financial results for the three months ended December 31, 2008 include an impairment loss on the NCDEX cost method investment of $15.7 million, which was recorded as other expense.

(3)	The financial results for the three months ended March 31, 2009 include $5.6 million in transaction costs related to the acquisition of TCC, $5.9 million in employee termination costs and costs to vacate office space in New York City and $6.5 million in amortization expense relating to the Russell licensing agreement.
Liquidity and Capital Resources
     Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the development of our electronic trading platforms. We financed the cash portion of our merger with ICE Futures U.S. in 2007 with cash on hand and borrowings under our senior unsecured credit facility discussed below. We financed the other acquisitions we made in 2009 and 2008 with a combination of stock and cash on hand. We financed the stock repurchases under our stock repurchase plan during the year ended December 31, 2008 with cash on hand and borrowings under our senior unsecured credit facility. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with strategic acquisitions or investments. See also “—Future Capital Requirements” below.
     Consolidated cash and cash equivalents were $300.5 million and $283.5 million as of June 30, 2009 and December 31, 2008, respectively. We had $37.1 million and $6.5 million in short-term and long-term investments as of June 30, 2009 and December 31, 2008, respectively, and $204.1 million and $136.5 million in short-term and long-term restricted cash as of June 30, 2009 and December 31, 2008, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.
     Our Board of Directors has authorized a program to repurchase up to $200.0 million in our common stock until February 28, 2010. In August 2008, our Board of Directors authorized us to repurchase up to $500.0 million of our common stock and this authorization expires on August 6, 2009. We repurchased approximately $300.0 million of our shares of common stock over the last 12 months. Any repurchases will be made in compliance with applicable U.S. laws. We expect to fund any share repurchases with a combination of cash on hand, future cash flows and our existing credit facility. The timing and extent of the repurchases, if any, will depend upon market conditions and our strategic plans at that time.
Cash Flow
     The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$171,348	$191,552
Investing activities	(131,692)	70,377
Financing activities	(22,235)	(18,660)
Effect of exchange rate changes	(484)	(8)

Net increase in cash and cash equivalents	$16,937	$243,261

   Operating Activities
     Consolidated net cash provided by operating activities was $171.3 million and $191.6 million for the six months ended June 30, 2009 and 2008, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital.
   Investing Activities
     Consolidated net cash (used in) provided by investing activities was ($131.7 million) and $70.4 million for the six months ended June 30, 2009 and 2008, respectively. Consolidated net cash (used in) provided by investing activities for the six months ended June 30, 2009 and 2008 primarily related to cash paid for acquisitions, sales and purchases of available-for-sale investments, changes in the restricted cash balances, capital expenditures in each period for software, including internally developed software, and for technology systems and network equipment. We paid cash for acquisitions, net of cash acquired, of $39.4 million and $29.6 million for the six months ended June 30, 2009 and 2008, respectively. We had a net increase in restricted cash of $55.5 million and $8.3 million for the six months ended June 30, 2009 and 2008, respectively, primarily relating to the acquisition of TCC and the formation of ICE Trust and their associated regulatory requirements. We had a net (increase) decrease in investments classified as available-for-sale of ($22.3 million) and $123.3 million for the six months ended June 30, 2009 and 2008, respectively, primarily due to our decision to shift more of our funds into cash equivalent investments from available-for-sale short-term investments during 2008 and due to our acquisition of 4.8% of the common stock of Climate Exchange plc for $24.1 million in cash in June 2009. We incurred capitalized software development costs of $9.3 million and $7.2 million for the six months ended June 30, 2009 and 2008, respectively, and we had additional capital expenditures of $9.1 million and $7.9 million for the six months ended June 30, 2009 and 2008, respectively. The additional capital expenditures primarily related to hardware purchases to continue the development and expansion of our electronic trading, processing and clearing platforms and related technology infrastructure.

   Financing Activities
     Consolidated net cash used in financing activities was $22.2 million and $18.7 million for the six months ended June 30, 2009 and 2008, respectively. Consolidated net cash used in financing activities for the six months ended June 30, 2009 primarily related to $31.9 million in repayments under the credit facilities described below and $10.3 million in debt issuance costs relating to the issuance of the new credit facilities, partially offset by $16.5 million in excess tax benefits from stock-based compensation. Consolidated net cash used in financing activities for the six months ended June 30, 2008 primarily related to $42.0 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $18.8 million in repayments for the credit facilities, partially offset by $40.0 million in excess tax benefits from stock-based compensation.
Loan Agreements
     At March 31, 2009, we had a senior unsecured credit agreement under which a term loan facility in the aggregate principal amount of $175.0 million was outstanding and a revolving credit facility in the aggregate principal amount of $250.0 million, of which $195.0 million was outstanding, collectively, the Credit Facilities. We also had a separate senior credit agreement, the Credit Agreement, outstanding that provided for an additional 364-day revolving credit facility in the aggregate principal amount of $150.0 million for use by ICE Clear Europe that was due to expire in June 2008.
     On April 9, 2009, the Credit Facilities and the Credit Agreement were cancelled, amended and/or replaced with new senior unsecured credit facilities in aggregate principal amount of $775.0 million, the New Credit Facilities, with Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The New Credit Facilities provide for a 364-day senior unsecured revolving credit facility in the aggregate principal amount of $300.0 million, a three-year senior unsecured revolving credit facility in the aggregate principal amount of $100.0 million, a three-year senior unsecured term loan facility in the aggregate principal amount of $200.0 million and an amended senior unsecured term loan facility in the aggregate principal amount of $175.0 million. We borrowed $200.0 million under the new term loan facility on April 9, 2009 to repay the $195.0 million in principal that was outstanding under the Credit Facilities. The original term loan facility that had $175.0 million outstanding under the Credit Facilities was amended and is still outstanding under the New Credit Facilities. No amounts have been borrowed or are outstanding under the new $400.0 million combined revolving credit facilities.
     Of the $300.0 million available under the 364-day senior unsecured revolving credit facility, (i) up to $150.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Trust, and (iii) up to $50.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear U.S. We have reserved $3.0 million of the $100.0 million available under our three-year senior unsecured revolving credit facility to be used to provide liquidity for certain clearing operations of ICE Clear Canada and the remaining balance of $97.0 million can be used for working capital and general corporate purposes.
     In April 2009, we entered into interest rate swaps to reduce our exposure to interest rate volatility related to our debt, which are effective from December 31, 2009 through the maturity dates of our term loan facilities.
Future Capital Requirements
     Our future capital requirements will depend on many factors, including the rate of our trading volume growth, strategic plans, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $30.0 and $40.0 million during the year ended December 31, 2009, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We are obligated to contribute $100.0 million in the aggregate to the ICE Trust Guaranty Fund and the ICE Clear Europe CDS Guaranty Fund over a two-year period and have already contributed $10.0 million to the ICE Trust Guaranty Fund as of June 30, 2009 and $10.0 million to the ICE Clear Europe CDS Guaranty Fund subsequent to June 30, 2009. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $80.0 million, and if such profits are not sufficient to fund the remaining $80.0 million obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2010. We expect our capitalized software development costs to remain relatively consistent with our 2008 capitalized software development costs.
     After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Trust, ICE Clear U.S. and ICE Clear Canada, we currently have $97.0 million under our revolving credit facilities available for general corporate purposes. The New Credit Facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to help raise the necessary funds. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us, particularly given prevailing economic conditions and disruptions in the credit markets.
Contractual Obligations and Commercial Commitments
     As discussed above, we issued New Credit Facilities during the current quarter and we are also required to contribute $80.0 million in aggregate to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Fund over a two-year period. In the second quarter of 2009, other than the items discussed in the previous sentence, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2008, or our 2008 Form 10-K.
Non-GAAP Financial Measures
     We provide adjusted net income and adjusted earnings per common share as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful for period-to-period comparison of results because the NCDEX cost method investment impairment charge described below does not reflect historical operating performance. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles, or GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.
     When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe adjusted net income and adjusted earnings per share provide a more complete understanding of factors affecting our business than GAAP measures alone. Our management uses adjusted net income and adjusted earnings per share to evaluate operating performance and management decisions made during the reporting period by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. Our internal budgets are based on adjusted net income and adjusted earnings per share, and we report our adjusted net income and adjusted earnings per share to our board of directors. In addition, adjusted net income and adjusted earnings per share are among the criteria used in determining performance-based compensation. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted net income and adjusted earnings per share, to assess operating performance. We use adjusted net income and adjusted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since adjusted net income and adjusted earnings per share eliminates from our results specific financial items that have less bearing on our operating performance.
     Adjusted net income for the periods below is calculated by adding net income and the NCDEX impairment charge and related deferred tax asset valuation allowance. We do not believe this item is representative of our future operating performance since the charge was not consistent with our historical operations. We believe that the NCDEX impairment charge is not representative of historical operating performance. Adjusted earnings per common share is calculated as adjusted net income divided by the weighted average common shares outstanding. These calculations exclude the NCDEX impairment charge and related deferred tax asset valuation allowance. The following table reconciles our net income for the periods presented to adjusted net income and calculates adjusted earnings per common share.

			OTC
	Consolidated		Segment
	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009	June 30, 2009
	(In thousands, except per share amounts)
Net income	$144,280	$72,058	$43,672
Add: NCDEX impairment charge	9,276	9,276	9,276
Add: Income tax expense related to NCDEX impairment charge	1,771	1,771	1,771

Adjusted net income	$155,327	$83,105	$54,719

Earnings per common share on net income:
Basic	$1.98	$0.99

Diluted	$1.95	$0.97

Adjusted earnings per common share on adjusted net income:
Adjusted basic	$2.13	$1.14

Adjusted diluted	$2.10	$1.12

Weighted average common shares outstanding:
Basic	72,759	72,892

Diluted	73,818	74,074

     The tax impact of the NCDEX impairment loss was additional tax expense of $1.8 million due to the recording of a valuation allowance, related to the deferred tax benefit recorded in the three months ended December 31, 2008, which was in excess of the tax benefit recorded in the three months ended June 30, 2009.
Off-Balance Sheet Arrangements
     We currently do not have any relationships to unconsolidated entities or financial partnerships that have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.
New and Recently Adopted Accounting Pronouncements
     Refer to Note 2 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for information on the new and recently adopted accounting pronouncements that are applicable to us.
Critical Accounting Policies and Estimates
     In the second quarter of 2009, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term debt and foreign currency exchange rate risk.

Interest Rate Risk
     We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of June 30, 2009 and December 31, 2008, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $541.7 million and $426.5 million, respectively, of which $86.6 million and $23.1 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $5.1 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.
     As of June 30, 2009, we had $352.5 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $3.5 million, assuming no change in the volume or composition of our outstanding debt. The interest rates on our outstanding debt are currently reset on a monthly, quarterly or semi-annual basis. In April 2009, we entered into interest rate swaps to reduce our exposure to interest rate volatility related to our debt, which are effective from December 31, 2009 through the maturity dates of our term loan facilities. The interest rate swaps fix the interest rate at 4.26% on the $162.5 million term loan facility, of which $137.5 million will be outstanding as of December 31, 2009, and at 4.36% on the $190.0 million term loan facility, of which $170.0 million will be outstanding on December 31, 2009.
Foreign Currency Exchange Rate Risk
     We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction (losses) gains of ($2.1 million) and $325,000 for the six months ended June 30, 2009 and 2008, respectively, primarily attributable to the fluctuations of pounds sterling and euros relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar decreased from 1.9750 for the six months ended June 30, 2008 to 1.4937 for the six months ended June 30, 2009 and the average exchange rate of euros to the U.S. dollar decreased from 1.5317 for the six months ended June 30, 2008 to 1.3340 for the six months ended June 30, 2009.
     Of our consolidated revenues, 12.8% and 1.4% were denominated in pounds sterling, euros or Canadian dollars for the six months ended June 30, 2009 and 2008, respectively. Of our consolidated operating expenses, 28.3% and 16.0% were denominated in pounds sterling or Canadian dollars for the six months ended June 30, 2009 and 2008, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $1.6 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables.
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
     As of June 30, 2009, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $24.7 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.8170 as of December 31, 2008 to 0.8684 as of June 30, 2009 and the period-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.4619 as of December 31, 2008 to 1.6587 as of June 30, 2009.

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
     We are involved in certain legal proceedings in connection with the operation of our business. We believe, based on currently available information, that the results of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition.
     On April 6, 2007, the Supreme Court of the State of New York, County of New York, granted ICE Futures U.S.’s motion to dismiss all claims brought against it in an action commenced on December 8, 2006 by certain holders of non-equity trading permits, or the Permit Holders, of ICE Futures U.S. The plaintiffs alleged that, in violation of purported contract rights and/or rights under New York’s Not-For-Profit Corporation Law, ICE Futures U.S. had not allowed the Permit Holders, including the plaintiffs, to vote on the merger pursuant to which we acquired ICE Futures U.S. and had improperly denied the Permit Holders a portion of the merger consideration. Plaintiffs sought (i) to enjoin consummation of the merger, (ii) declaratory relief regarding their past and future rights as Permit Holders, and (iii) an award of unspecified damages on claims for breach of fiduciary duty, breach of contract, unjust enrichment, estoppel and fraud. In addition to dismissing its claims, the court also denied the plaintiffs’ motion for a preliminary injunction. On February 4, 2008, the Permit Holders appealed the lower court’s ruling dismissing their complaint but did not pursue an appeal of the lower court’s denial of their request for an order enjoining the merger. The appeal was denied in its entirety by the appellate court in a decision issued on June 24, 2008. On October 7, 2008, a motion by the Permit Holders for leave to appeal to the New York Court of Appeals was denied by the Appellate Division. Thereafter, a motion by the Permit Holders for leave to appeal directly to the New York Court of Appeals was denied on January 20, 2009 by the Court of Appeals. On April 30, 2009, the New York Court of Appeals denied the Permit Holders’ motion to reargue the denial of their motion for leave to appeal directly to the Court of Appeals. Accordingly, the case is now concluded.

Item 1A.	Risk Factors
     In the second quarter of 2009, there were no significant changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors”, in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held in Atlanta, Georgia on May 14, 2009. At the annual meeting, the shareholders were presented with four proposals as set forth in our annual proxy statement, all of which were approved.
     Out of 72,735,361 shares of stock entitled to vote at such meeting based upon the record date of March 17, 2009, there were present in person or by proxy an aggregate of 60,049,372 shares, which is over 82% of the shares entitled to vote, constituting a quorum. The following sets forth detailed information regarding the results of the voting at the meeting for each proposal:
     Proposal 1. The shareholders elected the following directors to serve for the ensuing year.

Name of Nominee	Number of Votes For	Number of Votes Withheld
Charles R. Crisp	56,370,087	1,238,974
Jean-Marc Forneri	56,408,942	1,200,119
Fred W. Hatfield	52,332,750	5,276,311
Terrence F. Martell	56,361,519	1,247,542
Sir Robert Reid	56,289,844	1,319,217
Frederic V. Salerno	47,225,453	10,383,608
Frederick W. Schoenhut	56,334,656	1,274,405
Jeffrey C. Sprecher	53,866,324	3,742,737
Judith A. Sprieser	50,769,759	6,839,302
Vincent Tese	52,530,879	5,078,182
     Proposal 2. The shareholders approved the IntercontinentalExchange, Inc. Executive Bonus Plan.

For	Against	Abstain
49,495,193	4,057,697	157,720
     Proposal 3. The shareholders approved the IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan.

For	Against	Abstain
45,412,616	7,975,405	322,589
     Proposal 4. The shareholders ratified the appointment by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
57,228,681	2,781,169	39,522

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
Number		Description of Document

10.1	—	IntercontinentalExchange, Inc. Executive Bonus Plan

10.2	—	IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan

Exhibit
Number		Description of Document

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

100	—
The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	This exhibit should be deemed “furnished” and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)
Date: August 5, 2009	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)