Form 10-Q/A
period 2009-06-30
INTERCONTINENTALEXCHANGE INC
filed 2009-08-05
CIK 1174746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
     The sole purpose of this Amendment No. 1 to the Quarterly Report of IntercontinentalExchange, Inc. on Form 10-Q for the quarterly period ended June 30, 2009 (the “Form 10-Q”) is to correct an error by the financial printer that filed the Form 10-Q without furnishing the interactive data files as Exhibit 101. Exhibit 101, which is furnished as part of Item 6 of Part II to this Amendment No. 1 to the Form 10-Q, provides the following items formatted in Extensible Business Reporting Language, or XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. Other than the changes described above, no other changes have been made to the Form 10-Q.

Item 6.	Exhibits

Exhibit
Number		Description of Document

10.1	—	IntercontinentalExchange, Inc. Executive Bonus Plan*

10.2	—	IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan*

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	—	Section 1350 Certification of Chief Executive Officer*

32.2	—	Section 1350 Certification of Chief Financial Officer*

101	—
The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Previously filed.
**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

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

3