Form 10-Q
period 2009-09-30
INTERCONTINENTALEXCHANGE INC
filed 2009-11-03
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of October 30, 2009, the number of shares of the registrant’s Common Stock outstanding was 73,256,998 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2009

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$391,629	$283,522
Short-term restricted cash	76,402	30,724
Short-term investments	2,004	3,419
Customer accounts receivable, net of allowance for doubtful accounts of $2,237 and $1,478 at September 30, 2009 and December 31, 2008, respectively	132,559	81,248
Margin deposits and guaranty funds	16,427,943	12,117,820
Income taxes receivable	37,419	180
Prepaid expenses and other current assets	26,634	35,675

Total current assets	17,094,590	12,552,588

Property and equipment, net	86,590	88,952

Other noncurrent assets:
Goodwill	1,476,810	1,434,816
Other intangible assets, net	718,265	728,855
Long-term restricted cash	128,223	105,740
Long-term investments	30,326	3,065
Cost method investments	15,385	32,724
Other noncurrent assets	11,549	12,841

Total other noncurrent assets	2,380,558	2,318,041

Total assets	$19,561,738	$14,959,581

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,772	$49,663
Accrued salaries and benefits	33,371	41,096
Current portion of licensing agreement	14,536	12,686
Current portion of long-term debt	96,000	46,875
Income taxes payable	34,850	17,708
Margin deposits and guaranty funds	16,427,943	12,117,820
Other current liabilities	20,914	25,794

Total current liabilities	16,687,386	12,311,642

Noncurrent liabilities:
Noncurrent deferred tax liability, net	208,760	194,301
Long-term debt	234,000	332,500
Noncurrent portion of licensing agreement	76,375	82,989
Other noncurrent liabilities	17,756	24,901

Total noncurrent liabilities	536,891	634,691

Total liabilities	17,224,277	12,946,333

Commitments and contingencies
Redeemable stock put	—	1,068

EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 77,275 and 76,502 shares issued at September 30, 2009 and December 31, 2008, respectively; 73,225 and 72,364 shares outstanding at September 30, 2009 and December 31, 2008, respectively	773	765
Treasury stock, at cost; 4,050 and 4,138 shares at September 30, 2009 and December 31, 2008, respectively	(345,958)	(355,520)
Additional paid-in capital	1,653,277	1,608,344
Retained earnings	964,871	732,752
Accumulated other comprehensive income	29,321	19,890

Total IntercontinentalExchange, Inc. shareholders’ equity	2,302,284	2,006,231
Noncontrolling interest in consolidated subsidiaries	35,177	5,949

Total equity	2,337,461	2,012,180

Total liabilities and equity	$19,561,738	$14,959,581

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Transaction and clearing fees, net	$655,301	$515,070	$228,868	$170,974
Market data fees	76,490	75,984	24,891	25,771
Other	6,443	14,764	2,505	4,699

Total revenues	738,234	605,818	256,264	201,444

Operating expenses:
Compensation and benefits	166,231	102,788	55,928	41,186
Professional services	32,047	22,989	9,866	9,089
Selling, general and administrative	68,457	47,643	22,613	17,626
Depreciation and amortization	82,750	36,191	27,868	14,401

Total operating expenses	349,485	209,611	116,275	82,302

Operating income	388,749	396,207	139,989	119,142

Other income (expense):
Interest and investment income	1,252	9,141	298	3,297
Interest expense	(16,534)	(13,614)	(4,374)	(4,438)
Other income (expense), net	(9,163)	606	1,493	281

Total other expense, net	(24,445)	(3,867)	(2,583)	(860)

Income before income taxes	364,304	392,340	137,406	118,282
Income tax expense	133,142	140,223	50,524	43,319

Net income	$231,162	$252,117	$86,882	$74,963

Net loss attributable to noncontrolling interest	572	—	572	—

Net income attributable to IntercontinentalExchange, Inc.	$231,734	$252,117	$87,454	$74,963

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$3.18	$3.56	$1.20	$1.05

Diluted	$3.13	$3.51	$1.18	$1.04

Weighted average common shares outstanding:
Basic	72,887	70,816	73,137	71,483

Diluted	73,949	71,728	74,204	72,424

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income from			Noncontrolling Interest in Consolidated Subsidiaries
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation	Available- For-Sale	Cash Flow Hedges		Total Equity
	Shares	Value	Shares	Value				Securities
Balance, January 1, 2008	70,963	$710	(1,252)	$(30,188)	$1,043,971	$431,708	$33,046	$59	$(2,450)	$—	$1,476,856
Other comprehensive loss	—	—	—	—	—	—	(10,657)	(108)	—	—	(10,765)
Exercise of common stock options	397	4	(1)	(225)	5,206	—	—	—	—	—	4,985
Issuance of shares for acquisitions	4,906	49	—	—	496,532	—	—	—	—	—	496,581
Repurchases of common stock	—	—	(3,220)	(300,000)	—	—	—	—	—	—	(300,000)
Change in fair value of redeemable stock put	—	—	—	—	—	72	—	—	—	—	72
Treasury shares received for restricted stock and stock option tax payments	—	—	(295)	(45,783)	—	—	—	—	—	—	(45,783)
Stock-based compensation	—	—	—	—	39,112	—	—	—	—	—	39,112
Issuance of restricted stock	236	2	630	20,676	(20,678)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	44,201	—	—	—	—	—	44,201
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	5,949	5,949
Net income	—	—	—	—	—	300,972	—	—	—	—	300,972

Balance, December 31, 2008	76,502	765	(4,138)	(355,520)	1,608,344	732,752	22,389	(49)	(2,450)	5,949	2,012,180
Other comprehensive income (loss)	—	—	—	—	—	—	6,148	4,486	(1,203)	—	9,431
Exercise of common stock options	493	5	—	—	9,330	—	—	—	—	—	9,335
Issuance of shares for acquisitions	50	1	—	—	5,894	—	—	—	—	—	5,895
Change in fair value of redeemable stock put	—	—	—	—	—	385	—	—	—	—	385
Treasury shares received for restricted stock and stock option tax payments	—	—	(123)	(8,522)	—	—	—	—	—	—	(8,522)
Stock-based compensation	—	—	—	—	39,412	—	—	—	—	—	39,412
Issuance of restricted stock	230	2	211	18,084	(18,086)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,383	—	—	—	—	—	8,383
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	29,800	29,800
Net loss attributable to noncontrolling interest	—	—	—	—	—	572	—	—	—	(572)	—
Net income	—	—	—	—	—	231,162	—	—	—	—	231,162

Balance, September 30, 2009	77,275	$773	(4,050)	$(345,958)	$1,653,277	$964,871	$28,537	$4,437	$(3,653)	$35,177	$2,337,461

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Net income	$231,162	$252,117	$86,882	$74,963
Other comprehensive income (loss):
Change in foreign currency translation adjustments	6,148	(3,298)	3,872	(1,759)
Change in fair value of cash flow hedges, net of tax	(1,203)	—	(1,790)	—
Change in available-for-sale securities, net of tax	4,486	(129)	(1,466)	(73)

Comprehensive income	$240,593	$248,690	$87,498	$73,131

Comprehensive loss attributable to noncontrolling interest	572	—	572	—

Comprehensive income attributable to IntercontinentalExchange, Inc.	$241,165	$248,690	$88,070	$73,131

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$231,162	$252,117

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,750	36,191
Amortization of debt issuance costs	3,827	879
Allowance for doubtful accounts	759	339
Net realized gains on sales of available-for-sale investments	(7)	(38)
Stock-based compensation	35,724	25,252
Loss on impairment of NCDEX	9,276	—
Gain on sale of business	(719)	—
Deferred taxes	(12,546)	(6,681)
Excess tax benefits from stock-based compensation	(19,851)	(42,092)
Changes in assets and liabilities:
Customer accounts receivable	(51,453)	(30,666)
Prepaid expenses and other current assets	6,289	943
Noncurrent assets	(1,633)	97
Income taxes payable	10,488	58,869
Accounts payable, accrued salaries and benefits, and other liabilities	(2,738)	4,212

Total adjustments	60,166	47,305

Net cash provided by operating activities	291,328	299,422

Investing activities
Capital expenditures	(13,809)	(18,656)
Capitalized software development costs	(14,756)	(10,963)
Cash paid for acquisitions, net of cash acquired	(39,372)	(37,330)
Proceeds from sales of cost method investments	6,953	—
Proceeds from sale of business	1,578	—
Proceeds from sales of available-for-sale investments	8,536	236,577
Purchases of available-for-sale investments	(28,089)	(102,582)
Increase in restricted cash	(62,482)	(112,422)

Net cash used in investing activities	(141,441)	(45,376)

Financing activities
Proceeds from credit facilities	5,000	195,000
Repayments of credit facilities	(54,375)	(28,125)
Issuance costs for credit facilities	(10,307)	(1,519)
Excess tax benefits from stock-based compensation	19,851	42,092
Repurchases of common stock	—	(300,000)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(8,522)	(43,550)
Payments on capital lease obligations	(1,815)	(124)
Proceeds from exercise of common stock options	9,335	4,099

Net cash used in financing activities	(40,833)	(132,127)

Effect of exchange rate changes on cash and cash equivalents	(947)	211

Net increase in cash and cash equivalents	108,107	122,130
Cash and cash equivalents, beginning of period	283,522	119,597

Cash and cash equivalents, end of period	$391,629	$241,727

Supplemental cash flow disclosure
Cash paid for income taxes	$139,047	$87,606

Cash paid for interest	$10,218	$6,824

Supplemental noncash investing activities
Common stock and vested stock options issued for acquisitions	$5,895	$499,240

Equity of subsidiary issued for acquisition	$29,800	$—

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company owns ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the soft commodity, index and currency futures and options markets. The Company owns ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. In addition to operating an Exempt Commercial Market for trading OTC energy commodities and derivatives, the Company owns Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swaps (“CDS”) trade execution markets. The Company also owns and operates five central counterparty clearing houses, including ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear Canada, Inc. (“ICE Clear Canada”), The Clearing Corporation (“TCC”) and ICE Trust U.S. LLC (“ICE Trust”), which began clearing CDS markets in March 2009. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg and Singapore. The Company does not risk its own capital by engaging in any trading activities.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the nine months and three months ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation. As discussed in Note 10, the Company completed its acquisition of TCC on March 6, 2009 and has included the financial results of TCC in its consolidated financial statements effective from March 6, 2009.

On January 1, 2009, the Company adopted what was formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”), now part of Accounting Standards Codification (“ASC”) Topic 805. Under SFAS No. 141R, an acquirer is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS No. 141R changes the accounting treatment for certain specific acquisition-related items including expensing acquisition costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. SFAS No. 141R also includes a number of new disclosure requirements. SFAS No. 141R is applied prospectively to business combinations consummated on or after January 1, 2009, including the Company’s acquisition of TCC on March 6, 2009. As a result of the Company’s adoption of SFAS No. 141R, $5.6 million in transaction costs related to the acquisition of TCC were expensed in the accompanying consolidated statement of income for the nine months ended September 30, 2009, of which $2.2 million had been included as deferred acquisition costs and classified in noncurrent assets in the Company’s consolidated balance sheet as of December 31, 2008. The Company expects the adoption of SFAS No. 141R to have an impact on its financial results, but the extent of the impact is dependent on the size, complexity and number of acquisitions made in the future and the related use of external advisory service providers.

On January 1, 2009, the Company adopted what was formerly known as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), now part of ASC Topic 810. SFAS No. 160 establishes and improves accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements. The Company’s adoption of SFAS No. 160 resulted in a reclassification of noncontrolling interest from the mezzanine section of the balance sheet to equity of $5.9 million. Increases in noncontrolling interest, including that resulting from the acquisition of TCC, have been recorded within equity, with income attributable to that noncontrolling interest recorded separately in the Company’s consolidated statements of income.

In April 2009, the Company adopted what was formerly known as Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which clarifies the objective and method of fair value measurement when there has been a significant decrease in market activity for the asset or liability being measured. What were formerly known as FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, changes existing guidance for determining whether an impairment of a debt security is other than temporary. Each of these FSPs were effective for the Company’s quarter ending June 30, 2009 and the application of these FSPs did not have a material impact on the Company’s consolidated financial statements. These pronouncements are now part of ASC Topic 820.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued what was formerly known as SFAS No. 165, Subsequent Events (“SFAS No. 165”), now part of ASC Topic 855. SFAS No. 165 prescribes the period after the balance sheet date during which an entity should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the related disclosure requirements. SFAS No. 165 was effective for the Company as of the quarter ending June 30, 2009 and the adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

3.	Short-Term and Long-Term Investments

Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of September 30, 2009, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,998	$—	$—	$1,998
Equity securities	24,103	6,230	1	30,332

Total	$26,101	$6,230	$1	$32,330

The Company acquired 2.3 million shares, or approximately 4.8%, of the common stock of Climate Exchange plc (“CLE”) for $24.1 million in cash in June 2009. CLE is listed on the Alternative Investment Market (“AIM”) section of the London Stock Exchange. CLE is principally engaged in owning, operating and developing exchanges to facilitate trading in environmental financial instruments, including emissions reduction credits, which are designed to support and lower the economic costs of achieving environmental objectives. The Company has preexisting contractual relationships with three subsidiaries of CLE whereby the Company provides hosting and other services for electronic trading and clearing of the CLE subsidiaries’ products. The Company accounts for its investment in CLE as an available-for-sale investment. At September 30, 2009, the fair value of the investment was $30.3 million and the unrealized gain was $6.2 million, or $4.5 million net of taxes, which is included in equity securities in the table above. Investments that the Company intends to hold for more than one year are classified as long-term investments. The investment in CLE is classified as a long-term investment in the accompanying consolidated balance sheet as of September 30, 2009. All other available-for-sale securities, including a $6,000 additional equity security, are classified as short-term investments as of September 30, 2009 as the Company does not expect to hold these for more than one year. The contractual maturities of the U.S. Treasury securities held as of September 30, 2009 are less than one year.

4.	Cost Method Investments

The Company had an 8% equity ownership in the National Commodity and Derivatives Exchange, Ltd. (“NCDEX”), a derivatives exchange located in Mumbai, India, which it acquired for $37.0 million in 2006. In December 2008, the Company recorded an impairment loss of $15.7 million, reducing the carrying value of the investment to $21.3 million. In June 2009, the Company recorded an additional impairment loss of $9.3 million, resulting in an adjusted carrying value of $12.0 million. The Company wrote down its cost method investment in NCDEX due to the significance of the decrease in the estimated fair value of its investment resulting from the suspended trading of certain key NCDEX contracts, foreign investment limits, current market conditions and the uncertainty surrounding the potential for the Company to recover the carrying value of the investment.

As a result of a change in Indian law that limits the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%, the Company was required to sell a portion of its stake in NCDEX by September 30, 2009. During September 2009, the Company completed its sale of 3% of its equity stake in NCDEX to a third party for $4.5 million. The Company sold the 3% equity stake at its adjusted carrying value and no gain or loss was recognized on the sale. The Company will continue to monitor the remaining $7.5 million cost method investment balance as of September 30, 2009 and if it is determined that additional other-than-temporary impairment exists, the Company will recognize an impairment loss equal to the difference between the fair value and the adjusted carrying value of the remaining 5% equity stake in NCDEX.

5.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2009 (in thousands):

Goodwill balance at December 31, 2008	$1,434,816
Acquisition of TCC	47,072
Other activity	(5,078)

Goodwill balance at September 30, 2009	$1,476,810

The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2009 (in thousands):

Other intangible assets balance at December 31, 2008	$728,855
Acquisition of TCC	35,380
Other activity	3,226
Amortization of intangibles	(49,196)

Other intangible assets balance at September 30, 2009	$718,265

The goodwill and other intangible assets from the acquisition of TCC (Note 10) have been included in the global OTC segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The TCC goodwill amount above was allocated to the CDS reporting unit for purposes of future impairment testing. The Company estimates that none of the goodwill acquired for the TCC acquisition will be deductible for tax purposes as it was a nontaxable transaction. The other activity in the goodwill and other intangible assets balances relates to adjustments to the purchase price, other intangible assets and related goodwill for acquisitions completed in 2008, primarily relating to updated valuations of identified tangible and intangible assets, adjustments for excess tax benefits on share based payments, and foreign currency translation adjustments. The Company did not recognize any impairment losses on goodwill or other intangible assets during the nine months ended September 30, 2009 and 2008.

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

On April 9, 2009, the Credit Facilities and the Credit Agreement were cancelled, amended and/or replaced with new unsecured senior credit facilities (the “New Credit Facilities”) with aggregate principal amount and borrowing capacity of $775.0 million with Wachovia Bank, National Association (“Wachovia”), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The New Credit Facilities provide for a 364-day senior unsecured revolving credit facility with a total borrowing capacity of $300.0 million, a three-year senior unsecured revolving credit facility with a total borrowing capacity of $100.0 million, a three-year senior unsecured term loan facility in the aggregate principal amount of $200.0 million and an amended senior unsecured term loan facility in the aggregate principal amount of $175.0 million. The full $200.0 million available under the new term loan facility was borrowed on April 9, 2009 and was used to pay off the $195.0 million in principal that was outstanding under the previous revolving credit facility. The original term loan facility was amended and the $175.0 million that was outstanding at that time remained outstanding under the New Credit Facilities. As of September 30, 2009, no amounts have been borrowed under the new $400.0 million combined revolving credit facilities.

Loans under the New Credit Facilities bear interest on the principal amount outstanding, at the option of the Company, at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the LIBOR rate for an interest period of one month plus 1.5%. The applicable margin rate ranges from 2.50% to 4.50% on the LIBOR loans and from 1.50% to 3.50% for the base rate loans, in each case based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each outstanding borrowing is payable on at least a quarterly basis. Aggregate principal maturities on the borrowings outstanding under the New Credit Facilities are $22.5 million for the remaining three months in 2009 and $99.0 million, $132.8 million and $75.7 million in 2010, 2011 and 2012, respectively.

The Company had a three-month LIBOR-rate loan with a stated interest rate of 2.78% per annum, including the applicable margin rate of 2.50% on the LIBOR loan, related to the $175.0 million term loan facility, of which $150.0 million remained outstanding as of September 30, 2009. The Company had a three-month LIBOR-rate loan with a stated interest rate of 2.78% per annum, including the applicable margin rate of 2.50% on the LIBOR loan, related to the $200.0 million term loan facility, of which $180.0 million remained outstanding as of September 30, 2009. The closing of the New Credit Facilities increased the deferred debt issuance costs to $8.3 million as of September 30, 2009. The debt issuance costs are being amortized over the remaining life of the loans, including $3.3 million and $1.5 million that was amortized during the nine months and three months ended September 30, 2009, respectively, and the Company will amortize $1.5 million over the remaining three months in 2009 and $3.8 million, $2.5 million and $541,000 in 2010, 2011 and 2012, respectively.

The New Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.50% to 0.90% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.50% as of September 30, 2009.

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

In April 2009, the Company entered into interest rate swaps to reduce its exposure to interest rate volatility on the term loan facilities. The interest rate swaps are forward-starting swaps and are effective from December 31, 2009 through the maturity dates of the term loan facilities. The interest rate swaps require the Company to pay a fixed interest rate of 4.26% per annum on the $175.0 million term loan facility, of which $137.5 million will be outstanding as of December 31, 2009, and 4.36% per annum on the $200.0 million term loan facility, of which $170.0 million will be outstanding as of December 31, 2009. In return, the Company will receive the one-month LIBOR-rate plus 250 basis points. These swaps are designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. Any portion of the hedge that is ineffective is recognized in earnings immediately. The amounts received under the variable component of the swaps will fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense will equal the fixed interest component. The fair value of the interest rate swaps as of September 30, 2009 is ($1.9 million), or ($1.2 million) net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the shareholders’ equity section as accumulated other comprehensive loss from cash flow hedges. The portion of the unrealized loss expected to be reclassified into earnings within the next twelve months is not expected to be significant.

7.	Shareholders’ Equity

Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $35.7 million and $25.3 million for the nine months ended September 30, 2009 and 2008, respectively, and $13.9 million and $7.4 million for the three months ended September 30, 2009 and 2008, respectively.

The following is a summary of stock options for the nine months ended September 30, 2009:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2008	2,463,415	$36.83
Exercised	(492,543)	17.69
Forfeited or expired	(21,299)	106.56

Outstanding at September 30, 2009	1,949,573	40.91

Details of stock options outstanding as of September 30, 2009 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,855,527	$40.59	6.43	$113,807
Exercisable	1,438,119	$32.33	5.88	$99,125

The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $38.1 million and $41.3 million, respectively, and was $4.1 million and $3.6 million during the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there were $17.9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years as the stock options vest.

In December 2008, the Company reserved a maximum of 465,895 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are also subject to a market condition that may reduce the number of shares that are issued if the 2009 Company total shareholder return falls below that of the 2009 return of the Dow Jones Global Exchange Index. The number of shares issued will be reduced by either 10% or 20% if the 2009 Company total shareholder return is below certain threshold levels as compared to the 2009 return of the Dow Jones Global Exchange Index. The Company used a Monte Carlo simulation model to determine the grant date fair value of these awards. The grant date was December 16, 2008, which was the date when the Company and the employees reached a mutual understanding of award terms, and it is also the service inception date, which is the date when the requisite service period began. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2009. The compensation expense to be recognized under these performance-based restricted shares is expected to be $6.0 million if the Threshold Performance Target is met and 93,179 shares vest, $12.0 million if the Target Performance Target is met and 186,358 shares vest, $20.9 million if the Above Target Performance Target is met and 326,127 shares vest, and $29.9 million if the Maximum Performance Target is met and 465,895 shares vest. Shares to be issued will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2009 actual performance as compared to the 2009 financial performance targets. As of September 30, 2009, the Company determined that it is probable that a performance level between Target and Above Target will be met for 2009. The Company has recorded non-cash compensation expenses of $6.5 million and $2.9 million for the nine months and three months ended September 30, 2009, respectively, relating to these shares. The remaining $7.7 million in non-cash compensation expenses will be recorded on an accelerated basis over the remaining vesting period. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement. The Company utilized a Monte Carlo model to determine the fair value of these awards based on the following assumptions:

Assumptions
Risk-free interest rate:	0.48%
Expected volatility:	100.41%
Expected dividend yield:	0.00%
Performance measurement period in years:	1.04

The risk free interest rate is based on the one-year U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on one-year historical volatility of the Company’s stock. The performance measurement period of the award is based on the length of time between the grant date and the end of the market condition determination date.

The following is a summary of the nonvested restricted shares for the nine months ended September 30, 2009:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2008	1,142,332	$92.33
Granted	142,985	84.32
Vested	(242,052)	103.17
Forfeited	(30,141)	101.99

Nonvested at September 30, 2009	1,013,124	88.32

Restricted stock shares granted in the table above include both time-based and performance-based grants. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of September 30, 2009, there were $34.3 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 1.7 years as the restricted stock vests. These unrecognized compensation costs assume that a performance level between Target and Above Target, as discussed above, will be met on the performance-based restricted shares granted in December 2008. During the nine months ended September 30, 2009 and 2008, the total fair value of restricted stock vested under all restricted stock plans was $17.5 million and $132.0 million, respectively.

Stock Repurchase Programs

In August 2008, the Company announced that its board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over a twelve month period. The Company repurchased 3.2 million shares of the Company’s common stock at a cost of $300.0 million on the open market under this program during the twelve month period ending in August 2009 at an average price per common share of $93.16. The shares are being held in treasury. In August 2009, at the expiration of the original stock repurchase plan, the Company announced that its board of directors authorized a new program to repurchase up to $200.0 million of the Company’s common stock until February 28, 2010. Any repurchases under this new program will be made in compliance with applicable U.S. laws. The Company expects to fund any share repurchases with a combination of cash on hand, future cash flows and the Company’s New Credit Facilities. The timing and extent of the repurchases under the new program, if any, will depend upon market conditions and our strategic plans at that time. The Company is not obligated to acquire any specific number of shares and may amend, suspend or terminate the repurchase program at any time.

8.	Income Taxes

The Company’s effective tax rate increased to 36.5% for the nine months ended September 30, 2009 from 35.7% for the nine months ended September 30, 2008 and the effective tax rate increased to 36.8% for the three months ended September 30, 2009 from 36.6% for the three months ended September 30, 2008. The effective tax rate for the nine months and three months ended September 30, 2009 and 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the nine months ended September 30, 2009 is also higher than the federal statutory rate due to the tax impact of an impairment loss related to the Company’s investment in NCDEX (Note 4).

The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the United States totaled $534.9 million and $363.4 million as of September 30, 2009 and December 31, 2008, respectively. These earnings are not subject to U.S. income tax until they are distributed to the United States.

For the three months ended September 30, 2009, the Company recognized a decrease in unrecognized tax benefits and related interest expense of $7.9 million and $1.7 million, respectively. These uncertain tax benefits were previously accrued and are being reversed primarily due to the closing of the related statute of limitations of the jurisdiction where reported. The reversal did not materially affect the Company’s effective tax rate.

9.	Clearing Organizations

ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S., ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada and ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy contracts and cleared OTC European-based CDS contracts. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Trust performs the clearing and settlement of U.S.-based CDS contracts and began clearing these contracts in March 2009. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses requires all clearing members to maintain on deposit or pledge certain assets, which may include cash, government obligations, money market mutual fund shares, certificates of deposit or letters of credit to secure payment of risk-based margin as may become due and such amounts in total are known as original margin. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as variation margin. ICE Clear U.S. marks all outstanding futures contracts to market, and therefore pays and collects variation margin, at least twice daily, and pays and collects option premiums daily. ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust mark all outstanding positions to market at least once per day. Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that future market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum exposure for this guarantee is approximately $24.3 billion as of September 30, 2009, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one to five day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was approximately $299.8 billion as of September 30, 2009.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to a guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. The Company’s audit committee is not responsible for determining these parameters. As of September 30, 2009, the ICE Clearing Houses have received or have been pledged $30.9 billion in cash and non-cash collateral and letters of credit in original margin and guaranty fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations. ICE Clear Europe also had $100 million of insurance which, in the event of a clearing member default, would have been called upon prior to any member assessment. As of September 14, 2009, this insurance policy expired and was not renewed.

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

The Company has also contributed $10.0 million to the ICE Trust Guaranty Fund and $10.0 million to the ICE Clear Europe CDS Guaranty Fund as of September 30, 2009 and it is obligated to increase the contribution up to $100.0 million in total to the ICE Trust Guaranty Fund and the ICE Clear Europe CDS Guaranty Fund over a two-year period. The $100.0 million contribution will be split evenly between the U.S. and European CDS clearing houses with $50.0 million to the ICE Trust Guaranty Fund and $50.0 million to the ICE Clear Europe CDS Guaranty

Fund, using profits and cash flows of the CDS clearing businesses (Note 10). As amounts are required to be funded by the Company to the two Guaranty Funds, those amounts will be available in the event of a CDS clearing member default. The first $25.0 million contributed to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Fund, respectively, will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the Guaranty Funds. The additional $25.0 million contributed to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Funds, respectively, will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective Guaranty Funds.

If there is any remaining shortfall after the Guaranty Fund deposits are depleted, the relevant ICE Clearing House may then assess its clearing members to meet the shortfall up to the limits established under the terms of each ICE Clearing House’s rules.

As of September 30, 2009, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Trust	Total
Original margin	$632,165	$9,083,310	$10,809	$47,626	$3,361,233	$13,135,143
Variation margin	18,565	—	—	140	—	18,705
Guaranty Fund	8,785	1,093,384	5,654	8,314	2,144,813	3,260,950
Performance collateral for delivery	—	8,224	4,921	—	—	13,145

Total	$659,515	$10,184,918	$21,384	$56,080	$5,506,046	$16,427,943

The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time. The total ICE Clear Europe Guaranty Fund balance as of September 30, 2009 is $1,204.4 million, which includes the $1,094.4 million in Guaranty Fund cash and non-cash deposits from clearing members as well as $110.0 million that ICE Clear Europe has committed of its own cash and which is included in long-term restricted cash in the accompanying consolidated balance sheet. The total ICE Trust Guaranty Fund balance as of September 30, 2009 is $2,154.8 million, which includes the $2,144.8 million in Guaranty Fund deposits from clearing members as well as $10.0 million that ICE Trust has committed of its own cash.

The ICE Trust original margin balance above and the ICE Trust Guaranty Fund balance above includes $1.9 billion and $2.2 billion, respectively, under a tri-party reverse repurchase agreement with Bank of Montreal as the counterparty bank and Bank of New York Mellon as the custodian bank. Under this arrangement, ICE Trust purchases US Treasury instruments overnight and holds collateral value of 100.5% of the purchase price, and Bank of Montreal agrees to purchase back the instruments on the set repurchase date at the repurchase price. The ICE Trust original margin balance also includes $1.5 billion under a separate tri-party reverse repurchase agreement in which Bank of New York Mellon is also the custodian bank and Mitsubishi UFJ Securities, Inc. is the counterparty bank. Under this arrangement, ICE Trust purchases US Treasury instruments overnight and holds collateral value of 101.0% of the purchase price, and Mitsubishi UFJ Securities, Inc. agrees to purchase back the instruments on the set repurchase date at the repurchase price.

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

In addition to the cash deposits for original margin, variation margin, and Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including government obligations, money market mutual funds, certificates of deposit or letters of credit to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheet as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. As of September 30, 2009, there were only cash deposits for the original margin, variation margin and Guaranty Fund, and no assets were pledged, for ICE Trust.

As of September 30, 2009, the U.S. Government obligations, money market mutual funds and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S. Government Securities at Face Value	Money Market Mutual Funds	Letters Of Credit
Original margin	$7,313,305	$1,008,161	$200,000
Guaranty Fund	141,723	29,797	—

Total	$7,455,028	$1,037,958	$200,000

As of September 30, 2009, the government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Europe are detailed below (in thousands):

	Government Securities at Face Value	Letters Of Credit
Original margin	$4,022,197	$1,540,000
Guaranty Fund	1,000	—

Total	$4,023,197	$1,540,000

As of September 30, 2009, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian Government Securities at Face Value	Letters Of Credit
Original margin	$36,207	$5,127
Guaranty Fund	14,588	—

Total	$50,795	$5,127

As of September 30, 2009, the government obligations pledged by the clearing members as original margin and Guaranty Fund deposits for TCC are detailed below (in thousands):

Government Securities at Face Value
Original margin	$127,220
Guaranty Fund	4,880

Total	$132,100

10.	Acquisitions

The Clearing Corporation (“TCC”) Acquisition

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

The acquisition of TCC facilitated the Company’s expansion into clearing within the global CDS markets. Assets acquired and liabilities assumed were recorded at their estimated fair values as of March 6, 2009. The total purchase price was $106.7 million, and was comprised of $39.0 million in cash, $37.9 million in excess working capital paid to the TCC shareholders and a 50% equity interest in the parent company of ICE Trust with an estimated fair value of $29.8 million. The fair value of the noncontrolling net profit sharing interest was based on a discounted cash flow approach.

The total purchase price was allocated to TCC’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of March 6, 2009. The preliminary net tangible and identifiable intangible assets acquired from TCC were $59.6 million, including $6.0 million of regulatory capital that is reflected as restricted cash in the accompanying consolidated balance sheet as of September 30, 2009. The primary area of the preliminary purchase price allocation that is not yet finalized relates to the fair value analysis of certain tangible assets and liabilities. In performing the purchase price allocation, the Company considered, among other factors, analyses of historical financial performance, estimates of future financial performance and anticipated merger synergies. The Company has recorded intangible assets associated with the TCC acquisition of $19.6 million for customer relationships, which has been assigned a nine year useful life, $14.2 million for developed technology, which has been assigned a three to five year useful life, and $1.6 million in other intangible assets. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $47.1 million and was recorded as goodwill. The allocation of the purchase price will be finalized upon completion of the fair value analysis of the acquired assets and liabilities.

Formation of CDS Clearing Operations

The Company has assembled a comprehensive CDS infrastructure with its acquisition of Creditex and its subsidiaries, which included ICE Processing (formerly known as T-Zero), which operates a CDS post-trade processing platform known as ICE Link, as well as its acquisition of TCC. The Company utilized infrastructure, domain knowledge and personnel from each entity to establish ICE Trust, which serves as the Company’s North American CDS clearing house, and to launch European CDS clearing at ICE Clear Europe. A distinct pricing structure applies to the initial CDS clearing members, which may limit the revenue potential from these initial clearing members.

As a New York trust company and a member of the Federal Reserve System, ICE Trust is subject to direct regulation and supervision by the Federal Reserve and the New York State Banking Department (“NYBD”). Subject to compliance with certain conditions, ICE Trust operates under a temporary exemption from the Securities and Exchange Commission (“SEC”) and the U.S. Treasury Department. The Company began processing and clearing North American CDS index contracts in March 2009 through ICE Trust and began processing and clearing European CDS index contracts in July 2009 through ICE Clear Europe.

Pursuant to the Federal Reserve Bank and NYBD capitalization requirements, ICE Trust is required to maintain at all times a minimum level of capital in the form of liquid assets equal to ICE Trust’s costs to provide clearing central counterparty services during a period of time sufficient for the orderly wind-down of counterparty positions and clearing operations, which ICE Trust initially determined to be nine months. Pursuant to these capitalization requirements, the Company funded ICE Trust with $35.0 million in operating cash. The Company also contributed an initial $10.0 million to the ICE Trust Guaranty Fund and an initial $10.0 million to the ICE Clear Europe CDS Guaranty Fund, along with the contributions by clearing members. The Company’s contribution of the $55.0 million in cash during the nine months ended September 30, 2009, which is not available for general use by the Company, has been reflected as long-term restricted cash in the accompanying consolidated balance sheet as of September 30, 2009.

The Company is obligated to increase its contributions to the respective CDS Guaranty Funds to $100.0 million, including $50.0 million to the ICE Trust Guaranty Fund and $50.0 million to the ICE Clear Europe CDS Guaranty Fund (Note 9). For these contributions, $25.0 million, inclusive of the initial $10.0 million contributions to each respective CDS Guaranty fund, is required to be made to each clearing house’s CDS Guaranty fund by one year following the date on which each clearing house’s rules are amended to implement the protection of customer funds (the “Customer Integration Date”). An additional $25.0 million contribution is required to be made to each respective clearing house’s CDS Guaranty Fund by the second anniversary of the Customer Integration Date. The Customer Integration Date has not been determined but will likely occur during the fourth quarter of 2009.

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

In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual cash payments based on the annual contract volume, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of September 30, 2009, the net assets related to the Licensing Agreement are $123.0 million and are included in other intangible assets in the accompanying consolidated balance sheet. The intangible assets are being amortized over their contractual life based on the Company’s valuations of the non-exclusive and the exclusive elements of the Licensing Agreement. For the nine months ended September 30, 2009 and 2008, amortization expense related to the Licensing Agreement was $19.4 million and $768,000, respectively, and was $6.5 million and $685,000 for the three months ended September 30, 2009 and 2008, respectively, which reflects amortization on the exclusive and non-exclusive portions of the intangible assets.

The Company currently believes that the projected cash flows from the Russell contracts will be greater than the current carrying value of the intangible assets and no impairment has occurred. The Company will continue to monitor the intangible assets if events or change in circumstances indicate that the carrying amount may not be fully recoverable.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of September 30, 2009, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $14.5 million and $76.4 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the nine months ended September 30, 2009 and 2008, interest expense related to the Licensing Agreement was $4.2 million and $4.5 million, respectively and was $1.4 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively.

12.	Fair Value Measurements

Fair value accounting, as prescribed by U.S. GAAP, defines fair value and establishes a framework for measuring fair value based on a three-level hierarchy:

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

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost method investments, short-term and long-term debt and other short-term assets and liabilities. In general, the Company uses Level 1 and 2 inputs to determine the fair value of investments (Note 3). The Level 1 investments include U.S. Treasury securities and equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Investments included in Level 2 consist primarily of cost method investments. The fair value of cost method investments (Note 4) was determined based on observable market data resulting from sales agreements executed during the quarter ending September 30, 2009. The Company determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheet as of September 30, 2009. The fair value of short-term and long-term debt approximates carrying value since the rate of interest on the debt adjusts to market rates on a periodic basis. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheet as of September 30, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Short-term investments:
U.S. Treasury securities	$1,998	$—	$—	$1,998
Equity securities	6	—	—	6

Total short-term investments	2,004	—	—	2,004
Long-term investments in equity securities	30,326	—	—	30,326
Cost method investments	—	15,385	—	15,385

Total assets at fair value	$32,330	$15,385	$—	$47,715

Liabilities at fair value:
Interest rate swap contracts	$—	$1,871	$—	$1,871

Total liabilities at fair value	$—	$1,871	$—	$1,871

13.	Segment Reporting

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

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Nine Months Ended September 30, 2009:
Revenues from external customers	$390,786	$306,680	$40,768	$738,234
Intersegment revenues	38,011	22,188	25,022	85,221
Depreciation and amortization	56,796	25,846	108	82,750
Interest and investment income	251	958	43	1,252
Interest expense	10,738	5,796	—	16,534
Income tax expense	53,662	67,043	12,437	133,142
Net income	62,349	140,674	28,139	231,162
Total assets	8,033,585	11,489,538	38,615	19,561,738

Revenues from three clearing members of the futures segment comprised 18.3%, 11.1% and 10.7% of the Company’s futures revenues for the nine months ended September 30, 2009. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the nine months ended September 30, 2009.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Nine Months Ended September 30, 2008:
Revenues from external customers	$290,257	$274,958	$40,603	$605,818
Intersegment revenues	23,340	3,728	24,549	51,617
Depreciation and amortization	30,758	5,346	87	36,191
Interest and investment income	2,362	6,301	478	9,141
Interest expense	8,671	4,943	—	13,614
Income tax expense	52,365	68,902	18,956	140,223
Net income	94,037	117,810	40,270	252,117

Revenues from three clearing members of the futures segment comprised 16.1%, 13.5% and 13.2% of the Company’s futures revenues for the nine months ended September 30, 2008. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the nine months ended September 30, 2008.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended September 30, 2009:
Revenues from external customers	$139,483	$103,663	$13,118	$256,264
Intersegment revenues	13,419	7,209	8,264	28,892
Depreciation and amortization	19,526	8,305	37	27,868
Interest and investment income	69	216	13	298
Interest expense	2,643	1,731	—	4,374
Income tax expense	23,337	22,897	4,290	50,524
Net income	27,540	50,082	9,260	86,882

Revenues from two clearing members of the futures segment comprised 18.0% and 10.3% of the Company’s futures revenues for the three months ended September 30, 2009. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the three months ended September 30, 2009.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended September 30, 2008:
Revenues from external customers	$104,001	$83,935	$13,508	$201,444
Intersegment revenues	7,744	1,349	8,420	17,513
Depreciation and amortization	12,371	1,993	37	14,401
Interest and investment income	263	2,876	158	3,297
Interest expense	2,667	1,771	—	4,438
Income tax expense	18,080	19,203	6,036	43,319
Net income	26,545	34,581	13,837	74,963

Revenues from three clearing members of the futures segment comprised 17.3%, 15.5% and 14.1% of the Company’s futures revenues for the three months ended September 30, 2008. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the three months ended September 30, 2008.

14.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine months and three months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$231,734	$252,117	$87,454	$74,963

Weighted average common shares outstanding	72,887	70,816	73,137	71,483

Basic earnings per common share	$3.18	$3.56	$1.20	$1.05

Diluted:
Weighted average common shares outstanding	72,887	70,816	73,137	71,483

Effect of dilutive securities:
Stock options and restricted shares	1,062	912	1,067	941

Diluted weighted average common shares outstanding	73,949	71,728	74,204	72,424

Diluted earnings per common share	$3.13	$3.51	$1.18	$1.04

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the nine months ended September 30, 2009 and 2008, 173,000 and 144,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. As of September 30, 2009 and 2008, there are 6,000 and 236,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share.

15.	Subsequent Events

The Company has evaluated subsequent events through November 3, 2009, the date of issuance of the accompanying consolidated financial statements, and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We conduct our regulated U.K.-based energy futures exchange through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures exchange through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures exchange through our wholly-owned subsidiary, ICE Futures Canada. We conduct our OTC energy markets primarily through our electronic platform. ICE Futures Europe, as well as our OTC energy and European CDS markets, clears contracts through ICE Clear Europe, ICE

Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We conduct our OTC CDS trade execution markets through Creditex Group Inc., or Creditex, and clear OTC U.S. CDS markets through ICE Trust U.S. LLC, or ICE Trust. We completed our acquisition of The Clearing Corporation, or TCC, in March 2009, as part of our global strategy to offer clearing in the global CDS markets.

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

Financial Highlights

•

Our consolidated revenues increased by 21.9% to $738.2 million for the nine months ended September 30, 2009, compared to the same period in 2008, and increased by 27.2% to $256.3 million for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to revenues from recent acquisitions, the launch of CDS clearing, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S., which commenced in September 2008, and clearing revenues generated by our energy futures and new and existing OTC contracts following the launch of ICE Clear Europe in November 2008. This revenue growth was partially offset by a decrease in OTC natural gas swaps volume and certain soft commodity futures contract volume.

•

Our consolidated operating expenses increased by 66.7% to $349.5 million for the nine months ended September 30, 2009, compared to the same period in 2008, and increased by 41.3% to $116.3 million for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to the inclusion of acquisitions, transaction costs related to the TCC acquisition, charges associated with employee terminations and lease terminations, and expenses relating to the establishment of CDS clearing through ICE Trust and ICE Clear Europe. Increased operating expenses were partially offset by costs incurred to close our futures trading floors in New York and Dublin and costs associated with the establishment of ICE Clear Europe during the nine months ended September 30, 2008.

•

Our consolidated operating margin decreased to 52.7% for the nine months ended September 30, 2009, compared to 65.4% for the same period in 2008 and decreased to 54.6% for the three months ended September 30, 2009, compared to 59.1% for the same period in 2008.

•

Our consolidated net income decreased by 8.3% to $231.2 million for the nine months ended September 30, 2009, compared to net income of $252.1 million in the same period in 2008, and increased by 15.9% to $86.9 million for the three months ended September 30, 2009, compared to net income of $75.0 million in the same period in 2008. We recorded a pre-tax impairment loss of $9.3 million during the nine months ended September 30, 2009 relating to our investment in NCDEX, or $11.0 million net of taxes.

•

Our consolidated cash flows from operations decreased by 2.7% to $291.3 million for the nine months ended September 30, 2009, compared to the same period in 2008, and increased by 11.2% to $120.0 million for the three months ended September 30, 2009, compared to the same period in 2008.

•

During the nine months ended September 30, 2009, 195.2 million contracts were traded in our futures markets, up 10.4% from 176.9 million contracts traded during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, 173.5 million contract equivalents were traded in our OTC energy markets, down 13.8% from 201.4 million contract equivalents traded during the nine months ended September 30, 2008. During the three months ended September 30, 2009, 68.0 million contracts were traded in our futures markets, up 20.9% from 56.2 million contracts traded during the three months ended September 30, 2008. During the three months ended September 30, 2009, 67.6 million contract equivalents were traded in our OTC energy markets, up 2.8% from 65.8 million contract equivalents traded during the three months ended September 30, 2008.

CDS Clearing Update

Prior to ICE Trust and ICE Clear Europe’s introduction of cleared CDS transactions, credit derivative contracts were only traded between market participants on a bilateral basis and were not cleared through a central counterparty clearing house. ICE Trust is our regulated North American CDS clearing house and ICE Clear Europe serves as our European CDS clearing house. These clearing houses together provide a market structure that brings transparency, capital efficiency and mitigation of counterparty credit risk to the CDS markets by acting as a central counterparty to clear CDS transactions. ICE Clear Europe offers a separate CDS clearing platform and a separate risk model and risk pool that is distinct from those associated with the energy futures and OTC markets cleared by ICE Clear Europe.

ICE Trust and ICE Clear Europe are the leading CDS clearing houses and are designed to address the operational and risk management needs of the credit derivatives market, as well as calls by global regulators for systemic risk reduction. We began clearing North American CDS index contracts in March 2009 through ICE Trust. ICE Trust is operationally ready to clear certain North American single-name CDS contracts and expects final regulatory approval to begin operations during the fourth quarter of 2009. We began processing and clearing European CDS index contracts in July 2009 through ICE Clear Europe. ICE Clear Europe is operationally ready to clear certain European single-name CDS contracts and expects final regulatory approval to begin operations during the fourth quarter of 2009. Working closely with CDS market participants, we completed the development of our buy-side solution for CDS clearing in October 2009. Testing of the buy-side solution began in October 2009 and an initial launch is expected in November 2009. Through October 31, 2009, ICE Trust cleared 31,467 CDS transactions totaling $2.6 trillion of notional value, and resulting in $186.6 billion in notional value of open interest. Through October 31, 2009, ICE Clear Europe cleared 11,886 CDS transactions totaling $918.2 billion of notional value, and resulting in $99.9 billion in notional value of open interest.

Established rules and operating procedures govern the CDS clearing houses, including membership, margining and governance requirements. As neutral and independent clearing houses, all qualified buy-side and sell-side CDS market participants have the ability to access ICE Trust and ICE Clear Europe. Membership is available to institutions that meet the financial and other eligibility standards set forth in the clearing house rules. Each member firm provides ICE Trust and/or ICE Clear Europe with authority to obtain their respective transaction information for the purpose of facilitating the novation of existing CDS contracts that are warehoused within The Depository Trust & Clearing Corporation. For those firms that do not meet the membership criteria or that does not wish to become members, our buy-side solution will provide for indirect clearing.

CDS clearing follows several initiatives underway within the industry to reduce systemic and operational risks in the credit derivatives market. We have played a key role in certain of these initiatives, including portfolio compression and credit event auctions, which we administer in conjunction with Markit Group Limited, or Markit. We have conducted compression runs, which reduce the overall size and the number of line items in credit derivative portfolios by terminating existing trades and replacing them with a smaller number of new replacement trades that carry the same risk parameters and cash flows as the initial portfolio but have less capital exposure, that have reduced over $3.4 trillion in outstanding notional value for single-name CDS, and credit event auctions have been relied upon by market participants for the orderly settlement of credit derivative trades referencing 50 defaulted entities since January 2009. We have worked closely with the International Swaps and Derivatives Association, or ISDA, regulators and market participants in designing innovative solutions to enhance a broad array of CDS risk management, execution, post-trade processing and clearing services.

ICE Processing (formerly known as T-Zero) operates a CDS post-trade processing platform known as ICE Link, which, among other things, has established a re-couponing service to support single-name coupon standardization. ICE Link is the most widely adopted post-trade processing platform for credit derivatives transactions, and is currently relied upon by over 400 buy-side firms for various aspects of CDS post-trade processing.

Regulatory Update

As a result of the recent financial crisis and related dislocations in the global economy, regulatory reform of the financial services industry and related markets has become a topic of debate. Many recommendations for revamping the regulatory regime have already been offered. For example, in September 2009, President Obama’s administration proposed a comprehensive set of reforms to address perceived problems in the U.S. financial system that were believed to be at the core of the financial crisis, including proposals related to additional regulation and clearing of OTC derivatives. The proposed reforms are intended to reduce the risk of future financial crises. While our markets operated transparently and efficiently during the financial crisis, we anticipate that our markets, together with the broader financial sector, will continue to be the subject of legislative and regulatory changes.

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. With respect to the ICE Futures Europe products, we have permission to allow screen based access to the United States pursuant to a no action letter from the Commodity Futures Trading Commission, or CFTC. In 2008, the CFTC revised ICE Futures Europe’s no action letter for products that settle on the price of a U.S. exchange’s futures contracts to require ICE Futures Europe to adopt position limits and enhanced trader reporting equivalent to those required by the CFTC. In August 2009, the CFTC further amended the no action letter to require ICE Futures Europe to enhance its reporting to the CFTC. Notwithstanding the revisions to ICE Futures Europe’s no action letter that have placed its U.S. products on parallel regulatory footing with contracts traded on U.S. futures exchanges, some members of the Congress have asked the CFTC to terminate ICE Futures Europe’s no action letter, which would force ICE Futures Europe to register as a U.S. exchange to continue offering U.S. customers direct screen-based access to its markets.

In the United States, the Obama administration and Congress have introduced several financial reform proposals to further regulate or modify existing regulations in the U.S. derivatives markets. While individual proposals vary significantly, a common component of many of these proposals is a broad mandate that OTC derivatives be cleared and/or exchange traded. Operating derivatives exchanges and clearing houses is central to our business model; therefore, these initiatives, if enacted into law, could be beneficial to us. However, structural changes to the current derivatives markets and/or restrictions on participation in such markets by segments of the U.S. financial industry could also have negative consequences for our business, such as decreased trading volumes, decreased liquidity in regulated markets and/or encouraging business to move overseas to non-U.S. exchanges and clearing houses. Furthermore, separate bills proposed by the House Financial Services Committee, the House Agriculture Committee and the Obama administration require open access to clearing houses for swap execution platforms and/or fungible clearing. Currently, in the futures industry, execution and clearing are vertically integrated, meaning that to trade out of a position established in a clearing house, a market participant must execute a second transaction on the related exchange or execution platform. The open access and fungible clearing provisions of these proposed bills would force us to allow other exchanges to access our clearing houses to clear swaps transactions and treat swaps executed on different execution platforms as fungible within the clearing house. If enacted, either of these provisions could result in negative consequences for our business by diminishing the revenues that we realize from the execution of swaps transactions. In addition, the Department of Justice (the “DOJ”) Antitrust Division and European Commission on Competition are examining the credit derivatives industry and the role of various market participants, including data providers and central counterparties, in the CDS market. Currently, we are a market leader in clearing CDS transactions and any actions by either the DOJ or the European Commission to alter market structure could impair our leadership position in this area or diminish revenues from our CDS clearing business.

In addition, the White House budget proposal and several bills pending before the U.S. Congress also contain proposals to impose transaction taxes on futures and derivatives transactions, which if enacted, could also lead to more business being conducted outside of the U.S., leading to diminished U.S. trading volumes. The U.S. House of Representatives recently passed the Waxman/Markey climate change legislation that included a tax on derivatives transactions; however, a similar version of the climate change legislation introduced in the Senate does not contain a provision that would tax derivatives transactions. The current legislation proposed to regulate the OTC markets also includes broader registration requirements. These requirements could cause our OTC energy voice brokerage, our OTC credit brokerage, and our instant messenger service to be regulated as “swaps execution facilities.” Registration would result in higher compliance costs and could possibly diminish the value of these entities.

The CFTC is also undertaking several new regulatory initiatives that may adversely impact our business, particularly ICE Futures Europe’s energy contracts that are linked to U.S. futures contracts and significant price discovery contracts in our OTC energy markets. In July and August 2009, the CFTC held hearings to re-examine the position limit regime for energy commodities. These hearings occurred against the backdrop of the dramatic rise and subsequent decline in the price of energy commodities that took place in 2008 and 2009, the cause of which has been debated by economists and political pundits. Traditionally, for energy commodity contracts traded in the U.S., exchanges have set position limits (“hard” limits that apply in the final days of trading of the expiration month) and position accountability levels (“soft” levels that apply in all other months) with a goal of preventing market manipulations such as corners (securing control of an underlying commodity to manipulate the price of the commodity) and delivery squeezes (a situation where the lack of commodity supply forces holders of short positions to cover their positions at higher prices). The CFTC is considering whether the CFTC, rather than exchanges, should set these limits , and whether it is appropriate to impose hard position limits beyond the final three days of trading to apply to other trading months in a contract (as is the case for other classes of commodities such as certain agricultural commodities). If adopted, these limits would be imposed on U.S.-linked energy contracts traded by ICE Futures Europe and significant price discovery contracts in our OTC energy markets. Furthermore, in legislation proposed by the House Agriculture Committee, ICE Futures Europe could be required to adopt position limits set according to the relative size of the exchange against a U.S. exchange.

In addition, the CFTC has issued a concept release that proposes to replace hedge exemptions for swaps dealers with a limited risk management exemption. Swaps dealers issue customized derivatives to their customers and partially offset that risk on exchanges. If the CFTC takes any or all of these actions, trading volume may shift away from our U.S. contracts to areas outside the present jurisdictional reach of the CFTC and trading volumes may be adversely impacted.

Finally, pursuant to provisions that were adopted in last year’s Farm Bill, the CFTC has sent notices of its intention to classify 36 of our OTC power, oil and natural gas contracts as significant price discovery contracts. If the CFTC determines that these contracts serve a significant price discovery function, then we would have to implement futures-style regulation on these contracts, including position limits. In addition, we would be required to publicly disclose trading data for these contracts, which could adversely impact the data revenues that we currently realize from these contracts.

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

Intersegment Fees

Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures segment. Our global OTC segment provides and supports the platform for electronic trading in our futures segment. Our futures segment and our global OTC segment provide access to trading data to our market data segment. Our market data segment provides marketing and other promotional services to our global OTC segment. During the nine months ended September 30, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal charges are reflected as intersegment revenues and expenses. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.

Our Futures Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Nine Months Ended September 30,
	2009	%	2008	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures	$81,991	24.9%	$68,501	24.6%
ICE WTI Crude futures	36,766	11.2	36,589	13.1
ICE Gas Oil futures	40,600	12.4	31,201	11.2
Sugar futures and options(1)	58,378	17.8	65,084	23.4
Cotton futures and options(1)	9,042	2.8	19,576	7.0
Russell Index futures and options(2)	23,745	7.2	4,517	1.6
Other futures products and options(1)(3)	57,022	17.3	40,341	14.5
Intersegment fees(4)	22,188	6.7	3,728	1.3
Other(5)	(864)	(0.3)	9,149	3.3

Total revenues	328,868	100.0	278,686	100.0

Operating expenses:
Selling, general and administrative expenses(6)(7)	57,384	17.4	66,745	23.9
Intersegment expenses	33,200	10.1	22,252	8.0
Depreciation and amortization(7)(8)	25,846	7.9	5,346	1.9

Total operating expenses	116,430	35.4	94,343	33.9

Operating income	212,438	64.6	184,343	66.1
Other income (expense), net	(4,721)	(1.4)	2,369	0.9
Income tax expense	67,043	20.4	68,902	24.7

Net income	$140,674	42.8%	$117,810	42.3%

(1)	The soft commodities revenues, including cotton futures and options contract revenues, and to a lesser extent, sugar, coffee and cocoa futures and options contract revenues, decreased from the prior period primarily due to (a) a significant reduction in the availability of credit to participants in the agricultural markets during the current period and (b) less hedging activity during the current period as compared to the prior period when significant price volatility resulting in higher contract volume occurred. Reduced cotton hedging in the current period was primarily due to a significant reduction in both global exports and U.S. production of cotton.
(2)	Russell Index futures and options began trading exclusively on ICE Futures U.S. in September 2008.
(3)	The increase is primarily due to increased trading volumes in the emissions and coal futures contracts at ICE Futures Europe, partially offset by the lower trading volumes for coffee and cocoa futures and options contracts at ICE Futures U.S.

(4)	During the nine months ended September 30, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal fees were not charged during the nine months ended September 20, 2008. However, if they were, then the intersegment fees would have been $23.6 million for the nine months ended September 30, 2008. These internal charges are reflected as intersegment revenues and expenses.
(5)	The financial results for the nine months ended September 30, 2009 include $8.8 million in net interest paid to the clearing members for margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues.
(6)	Includes compensation and benefits expenses and professional services expenses.
(7)	The financial results for the nine months ended September 30, 2009 include $4.1 million in employee termination costs, asset write offs and costs to vacate office space in New York City. The financial results for the nine months ended September 30, 2008 include $8.8 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors and costs associated with the establishment of ICE Clear Europe.
(8)	The financial results for the nine months ended September 30, 2009 and 2008 include $19.4 million and $768,000, respectively, in amortization expense relating to the Russell licensing agreement. Refer to Note 11 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on this item.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $85.6 million and $51.1 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in rebates is due primarily to an increase in the number of rebate programs offered on various futures and option contracts and from higher contract volume traded during the period, primarily Russell Index futures and options contracts. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged and assuming that the same volume had been generated without the rebate program.

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

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	54,438	51,475	19,291	16,520
ICE WTI Crude futures	34,137	39,983	12,183	12,155
ICE Gas Oil futures	26,301	21,353	9,585	7,581
Sugar futures and options	27,594	30,813	10,168	7,964
Cotton futures and options	3,724	9,084	990	1,847
Russell Index futures and options	30,143	4,738	9,806	4,235
Other futures and options	18,910	19,425	5,962	5,938

Total	195,247	176,871	67,985	56,240

The following table presents our quarter-end open interest for our futures contracts. Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients.

	As of September 30,
	2009	2008
	(In thousands)
Open interest — futures and option contracts:
ICE Brent Crude futures	684	525
ICE WTI Crude futures	481	485
ICE Gas Oil futures	572	345
Sugar futures and options	1,803	1,570
Cotton futures and options	335	661
Coffee futures and options	208	324
Cocoa futures and options	178	179
Russell index futures and options	439	541
Other futures and options	1,361	932

Total	6,061	5,562

Our Global OTC Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Nine Months Ended September 30,
	2009(1)%		2008(1)%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(2)	$137,104	32.0%	$172,035	54.9%
North American power(3)	66,951	15.6	46,223	14.7
Credit default swaps(1)	125,737	29.3	16,561	5.3
Other commodities markets	13,154	3.1	8,662	2.8
Electronic trade confirmation	4,811	1.1	5,780	1.8
Intersegment fees	38,011	8.9	23,340	7.4
Market data fees	35,746	8.3	35,415	11.3
Other	7,283	1.7	5,581	1.8

Total revenues	428,797	100.0	313,597	100.0

Operating expenses:
Selling, general and administrative expenses(1)(4)(5)	207,281	48.3	104,710	33.4
Intersegment expenses	28,676	6.7	24,923	7.9
Depreciation and amortization(6)	56,796	13.3	30,758	9.8

Total operating expenses	292,753	68.3	160,391	51.1

Operating income	136,044	31.7	153,206	48.9
Other expense, net(7)	20,033	4.7	6,804	2.2
Income tax expense	53,662	12.5	52,365	16.7

Net income	$62,349	14.5%	$94,037	30.0%

(1)	The financial results for the nine months ended September 30, 2009 include the financial results for Creditex subsequent to its acquisition in August 2008, the financial results for TCC subsequent to its acquisition in March 2009, and the financial results for ICE Trust following its formation in the first quarter of 2009.
(2)	The North American natural gas contract trading volume decreased from the prior year due to de-leveraging in the broader markets and increased risk aversion, which reduced market liquidity, as well as relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity.
(3)	We began to recognize clearing fees for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. The clearing fees associated with our cleared OTC North American power contracts, which are generally charged at a higher level than the cleared OTC North American natural gas and global oil contracts, accounted for the majority of the increase in the North American power transaction and clearing fees from the prior year period.
(4)	Includes compensation and benefits expenses and professional services expenses.
(5)	The financial results for the nine months ended September 30, 2009 include $5.6 million in transaction costs related to the acquisition of TCC, $11.4 million in costs associated with ICE Trust and CDS clearing at ICE Clear Europe and $1.8 million in employee termination costs.

(6)	The increase in depreciation and amortization expenses was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex and YellowJacket in 2008 and of TCC during March 2009.
(7)	The financial results for the nine months ended September 30, 2009 include an impairment loss on the NCDEX cost method investment of $9.3 million, which was recorded as other expense, or $11.0 million net of taxes. The tax impact of the NCDEX impairment loss was additional tax expense of $1.8 million due to the recording of a valuation allowance related to the deferred tax benefit recorded in the three months ended December 31, 2008, which was in excess of the tax benefit recorded in the nine months ended September 30, 2009. The impairment loss was classified as other expense in our consolidated statements of income. For additional information on this impairment loss, refer to note 4 to our consolidated financial statements and related notes, which are included elsewhere in this Quarterly Report on Form 10-Q.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $20.9 million and $13.6 million for the nine months ended September 30, 2009 and 2008, respectively. Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume.

In addition to our transaction fee, cleared transactions require the payment of a clearing fee. Consistent with ICE Futures Europe, we did not derive direct revenues from the OTC energy clearing process in the past and participants paid the clearing fees directly to a third party clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture all clearing revenues associated with our global OTC segment, the amount of which will depend upon many factors, including but not limited to transaction volume, pricing and new product introductions. For the nine months ended September 30, 2009 and 2008, transaction and clearing fees related to cleared trades represented 57.4% and 67.0% of our total OTC revenues, respectively, net of intersegment fees. Excluding the OTC CDS markets, transaction and clearing fees related to cleared energy trades represented 90.7% of our total OTC energy transaction and clearing revenues for the nine months ended September 30, 2009.

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS in our OTC markets:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Total Volume/Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	365,569	465,866	138,731	152,828
North American power (in million megawatt hours)	4,826	5,277	1,833	1,655
Global oil (in equivalent million barrels of oil)	2,748	741	1,307	248
Credit default swaps (notional value in billions of dollars)(1)	$1,996.1	$391.0	$569.7	$391.0

(1)	We began offering CDS for trading following our acquisition of Creditex in August 2008.

The following table presents the number of contracts traded in our OTC energy markets:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Number of OTC energy contracts traded:
North American natural gas	147,958	186,346	55,492	61,131
North American power	9,017	8,122	4,003	2,515
Global oil and other	16,555	6,959	8,128	2,153

Total	173,530	201,427	67,623	65,799

As of September 30, 2009, we had $248.4 billion in notional value of CDS open interest in ICE Trust and ICE Clear Europe. The following table presents our quarter-end open interest for our cleared OTC energy contracts:

	As of September 30,
	2009	2008
	(In thousands)
Open interest — cleared OTC energy contracts:
North American natural gas	9,218	7,478
North American power	3,240	1,329
Global oil and refined products	459	38

Total	12,917	8,845

Our Market Data Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Nine Months Ended September 30,
	2009	%	2008	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$40,744	62.0%	$40,569	62.3%
Intersegment fees	25,022	38.0	24,549	37.7
Other	24	—	34	—

Total revenues	65,790	100.0	65,152	100.0

Operating expenses:
Selling, general and administrative expenses(1)	2,070	3.1	1,965	3.0
Intersegment expenses(2)	23,345	35.5	4,442	6.8
Depreciation and amortization	108	0.2	87	0.1

Total operating expenses	25,523	38.8	6,494	10.0

Operating income	40,267	61.2	58,658	90.0
Other income, net	309	0.5	568	0.9
Income tax expense	12,437	18.9	18,956	29.1

Net income	$28,139	42.8%	$40,270	61.8%

(1)	Includes compensation and benefits expenses and professional services expenses.
(2)	During the nine months ended September 30, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal fees were not charged during the nine months ended September 30, 2008. However, if they were, then the intersegment expenses would have been $24.3 million for the nine months ended September 30, 2008. These internal charges are reflected as intersegment revenues and expenses.

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

Key Statistical Information

The following table presents key transaction volume information, as well as other selected operating information:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except for percentages and rates per contract)
Operating Data:
Our Average Daily Trading and Clearing Fee Revenues:
Our U.K. futures business average daily exchange and clearing fee revenues	$1,009	$736	$1,035	$697

Our U.S. and Canadian futures business average daily exchange and clearing fee revenues	616	650	588	548

Our global credit default swaps OTC business average daily commission and clearing fee revenues(1)	669	87	675	259

Our bilateral global energy OTC business average daily commission fee revenues	75	158	83	130
Our cleared global energy OTC business average daily commission and clearing fee revenues	1,080	1,043	1,169	984

Our global energy OTC business average daily commission and clearing fee revenues	1,155	1,201	1,252	1,114

Our total average daily exchange, commission and clearing fee revenues	$3,449	$2,674	$3,550	$2,618

Our Trading Volume:
Futures volume	195,247	176,871	67,985	56,240
Futures average daily volume	1,032	919	1,062	859
OTC energy volume	173,530	201,427	67,623	65,799
OTC energy average daily volume	923	1,066	1,057	1,028
Our ICE Futures Europe rate per contract	$1.57	$1.22	$1.53	$1.22
Our soft commodity futures and options rate per contract	$2.18	$2.19	$2.08	$2.22
Our financial futures and options rate per contract	$0.84	$1.52	$0.89	$1.18
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	51.3%	46.5%	52.0%	46.0%
Banks and financial institutions	23.0%	23.4%	23.1%	24.9%
Liquidity providers	25.7%	30.1%	24.9%	29.1%

(1)	We began offering credit default swaps for trading following our acquisition of Creditex in August 2008 and for clearing following our formation of ICE Trust in March 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Overview

Consolidated net income decreased $21.0 million, or 8.3%, to $231.2 million for the nine months ended September 30, 2009 from $252.1 million for the comparable period in 2008. Net income from our futures segment increased $22.9 million, or 19.4%, to $140.7 million for the nine months ended September 30, 2009 from $117.8 million for the comparable period in 2008 primarily due to energy futures clearing fee revenues that were recognized during the nine months ended September 30, 2009 and additional intersegment revenues being allocated to it from our market data segment. Net income from our global OTC segment decreased $31.7 million, or 33.7%, to $62.3 million for the nine months ended September 30, 2009 from $94.0 million for the comparable period in 2008, primarily due to a reduction in the trading volume in OTC North American natural gas contracts, costs incurred associated with the establishment of ICE Trust and CDS clearing at ICE Clear Europe, a $9.3 million impairment loss related to our investment in NCDEX, or $11.0 million net of taxes, recognized during the nine months ended September 30, 2009 and acquisition and restructuring expenses incurred during the nine months ended September 30, 2009. The decrease in net income from our global OTC segment was partially offset by OTC clearing fee revenues that were recognized during the nine months ended September 30, 2009 following our formation of ICE Clear Europe. Net income from our market data segment decreased $12.1 million, or 30.1%, to $28.1 million for the nine months ended September 30, 2009 from $40.3 million for the comparable period in 2008, primarily due to additional intersegment expenses being allocated to it from our futures segment. Consolidated operating income, as a percentage of consolidated revenues, decreased to 52.7% for the nine months ended September 30, 2009 from 65.4% for the comparable period in 2008. Consolidated net income, as a percentage of consolidated revenues, decreased to 31.3% for the nine months ended September 30, 2009 from 41.6% for the comparable period in 2008.

Our consolidated revenues increased $132.4 million, or 21.9%, to $738.2 million for the nine months ended September 30, 2009 from $605.8 million for the comparable period in 2008. This increase is primarily attributable to $125.7 million of revenues derived from execution, processing and clearing services provided in our OTC credit markets for the nine months ended September 30, 2009, compared to $16.6 million for the nine months ended September 30, 2008, following our acquisition of Creditex in August 2008, the formation of ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S. and clearing fee revenues collected in our energy futures and OTC markets. The increase in revenues was partially offset by lower trading volume in our OTC North American natural gas markets and soft commodity futures markets.

Consolidated operating expenses increased $139.9 million, or 66.7%, to $349.5 million for the nine months ended September 30, 2009 from $209.6 million for the comparable period in 2008. This increase is primarily attributable to $126.5 million of expenses relating to execution, processing and clearing services provided in our OTC credit markets for the nine months ended September 30, 2009 following our acquisition of Creditex and the formation and launch of CDS clearing through ICE Trust and ICE Clear Europe, including amortization of intangible assets, non-cash compensation expenses and professional services expenses, $5.6 million in transaction costs incurred related to our acquisition of TCC on March 6, 2009, $5.9 million in employee termination costs and costs incurred to vacate office space in New York City, $19.4 million in amortization expense relating to the Russell licensing agreement, and additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our other acquisitions. We recognized $16.2 million of expenses relating to Creditex’s business during the nine months ended September 30, 2008. The increase in expenses was partially offset by expenses incurred relating to the establishment of ICE Clear Europe and severance costs associated with the ICE Futures U.S. floor closure incurred during the comparable period in 2008.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $140.2 million, or 27.2%, to $655.3 million for the nine months ended September 30, 2009 from $515.1 million for the comparable period in 2008. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 88.8% for the nine months ended September 30, 2009 from 85.0% for the comparable period in 2008.

Transaction and clearing fees generated in our futures segment increased $41.7 million, or 15.7%, to $307.5 million for the nine months ended September 30, 2009 from $265.8 million for the comparable period in 2008, while decreasing as a percentage of consolidated revenues to 41.7% for the nine months ended September 30, 2009 from 43.9% for the comparable period in 2008. The increase in transaction and clearing fees was primarily due to an increase in revenues from Russell Index futures and options after they began trading exclusively on ICE Futures U.S. in September 2008, an increase in the ICE Brent Crude futures, ICE Gas Oil futures, ICE Emissions futures and ICE Coal futures revenues and the recognition of clearing fees following the November 2008 launch of ICE Clear Europe. The increase was partially offset by an increase in the rebates offered on certain futures contracts and by a decrease in certain soft commodities revenues, including cotton futures and options contract revenues, from the prior period primarily due to a significant reduction in the availability of credit to participants in the agricultural markets during the current period and less hedging activity resulting from a significant reduction in both global exports and U.S. production of cotton during the current period. Total volume in our futures segment was 195.2 million contracts during the nine months ended September 30, 2009, an increase of 10.4% from 176.9 million contracts during the comparable period in 2008. Average transaction and clearing fees per trading day were $1.6 million and $1.4 million per trading day for the nine months ended September 30, 2009 and 2008, respectively.

Transaction and clearing fees generated in our global OTC segment increased $98.5 million, or 39.5%, to $347.8 million for the nine months ended September 30, 2009 from $249.3 million for the comparable period in 2008 primarily due to the increased activity in the OTC credit markets, growth in our OTC North American power and global oil contract volume and the recognition of clearing fees, partially offset by a reduction in OTC North American natural gas contract volume. We recognized transaction and clearing fees in our OTC credit markets of $125.7 million for the nine months ended September 30, 2009, compared to $16.6 million for the nine months ended September 30, 2008, following our acquisition of Creditex in August 2008, the formation of ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009. We also recognized clearing fees for cleared

OTC contracts following the November 2008 launch of ICE Clear Europe. The clearing fees associated with our cleared OTC North American power contracts, which are higher than those for cleared OTC North American natural gas and global oil contracts, accounted for the majority of the OTC clearing revenues. Contract volume in our OTC North American natural gas markets decreased 20.6% to 148.0 million contracts traded during the nine months ended September 30, 2009 from 186.3 million contracts traded during the comparable period in 2008. Volume in the OTC North American natural gas markets declined due to several factors, including relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity, as well as increased risk aversion and de-leveraging in the broader markets, which also reduced market liquidity. Contract volume in our OTC North American power markets increased 11.0% to 9.0 million contracts traded during the nine months ended September 30, 2009 from 8.1 million contracts traded during the comparable period in 2008 and contract volume in our global oil markets increased 140.8% to 16.5 million contracts traded during the nine months ended September 30, 2009 from 6.8 million contracts traded during the comparable period in 2008. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 47.1% for the nine months ended September 30, 2009 from 41.1% for the comparable period in 2008. Average transaction and clearing fees per trading day increased 41.6% to $1.8 million per trading day for the nine months ended September 30, 2009 from $1.3 million per trading day for the comparable period in 2008.

Market Data Fees

Consolidated market data fees increased $506,000, or 0.7%, to $76.5 million for the nine months ended September 30, 2009 from $76.0 million for the comparable period in 2008. During the nine months ended September 30, 2009 and 2008, we recognized $37.5 million and $36.5 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the nine months ended September 30, 2009 and 2008, we recognized $31.7 million and $33.1 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 10.4% for the nine months ended September 30, 2009 from 12.5% for the comparable period in 2008.

Other Revenues

Consolidated other revenues decreased $8.3 million, or 56.4%, to $6.4 million for the nine months ended September 30, 2009 from $14.8 million for the comparable period in 2008. The decrease in other revenues is primarily due to $8.8 million in net interest paid to the clearing members for their margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 0.9% for the nine months ended September 30, 2009 from 2.4% for the comparable period in 2008.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $63.4 million, or 61.7%, to $166.2 million for the nine months ended September 30, 2009 from $102.8 million for the comparable period in 2008. This increase includes $73.8 million in Creditex and ICE Trust compensation and benefits expenses recognized during the nine months ended September 30, 2009, compared to $12.0 million for the nine months ended September 30, 2008, and a $3.9 million increase in non-cash compensation expenses, excluding Creditex and ICE Trust non-cash compensation expenses. This increase in non-cash compensation expenses is primarily related to the probable achievement of above-target performance on the performance-based restricted stock that was granted in December 2008 and true-up accruals relating to our estimate of the forfeiture rate on the non-cash awards. Our employee headcount increased slightly from 795 employees as of December 31, 2008 to 821 employees as of September 30, 2009, following the acquisition of TCC on March 6, 2009 offset by the employee terminations during the nine months ended September 30, 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 22.5% for the nine months ended September 30, 2009 from 17.0% for the comparable period in 2008.

Professional Services

Consolidated professional services expenses increased $9.1 million, or 39.4%, to $32.0 million for the nine months ended September 30, 2009 from $23.0 million for the comparable period in 2008. This increase was primarily due to $5.6 million in transaction costs incurred related to our acquisition of TCC on March 6, 2009 and $11.4 million in professional services expenses incurred during the nine months ended September 30, 2009 relating to ICE Trust and ICE Clear Europe CDS clearing, compared to $6.7 million in professional services expenses incurred during the nine months ended September 30, 2008 relating to the establishment of ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, increased to 4.3% for the nine months ended September 30, 2009 from 3.8% for the comparable period in 2008.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $20.8 million, or 43.7%, to $68.5 million for the nine months ended September 30, 2009 from $47.6 million for the comparable period in 2008. This increase was primarily due to $16.0 million of Creditex and ICE Trust selling, general and administrative expenses recognized during the nine months ended September 30, 2009, compared to $1.6 million during the nine months ended September 30, 2008, $2.4 million in costs incurred to vacate office space in New York City during the nine months ended September 30, 2009, as well as increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9.3% for the nine months ended September 30, 2009 from 7.9% for the comparable period in 2008.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $46.6 million, or 128.6%, to $82.8 million for the nine months ended September 30, 2009 from $36.2 million for the comparable period in 2008. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex and YellowJacket in 2008 and of TCC in March 2009, an increase in amortization expenses on the Russell licensing agreement intangible assets, as well as additional depreciation expenses recorded on fixed asset additions incurred during 2008 and 2009. We recorded amortization expenses of $29.8 million and $12.6 million for the nine months ended September 30, 2009 and 2008, respectively, on the intangible assets acquired as part of our acquisitions. We recorded amortization expense related to the Russell licensing agreement intangible assets of $19.4 million and $768,000 for the nine months ended September 30, 2009 and 2008, respectively, which reflects amortization on the exclusive and non-exclusive portions of the Russell licensing agreement intangible assets. We recorded depreciation expense on our fixed assets of $33.6 million and $22.8 million for the nine months ended September 30, 2009 and 2008, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 11.2% for the nine months ended September 30, 2009 from 6.0% for the comparable period in 2008.

Other Income (Expense)

Consolidated other expense increased from other expense of $3.9 million for the nine months ended September 30, 2008 to other expense of $24.4 million for the nine months ended September 30, 2009. The increase in other expense primarily reflects a $9.3 million impairment loss on our investment in NCDEX during the nine months ended September 30, 2009, a $7.9 million decrease in interest and investment income and a $2.9 million increase in interest expense. Interest and investment income decreased primarily due to our cash and investments earning a lower return during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Interest expense increased primarily due to $3.3 million in amortization of the debt issuance costs incurred in connection with the new credit facilities.

Income Taxes

Consolidated tax expense decreased $7.1 million to $133.1 million for the nine months ended September 30, 2009 from $140.2 million for the comparable period in 2008, primarily due to the decrease in our pre-tax income. Our effective tax rate increased to 36.5% for the nine months ended September 30, 2009 from 35.7% for the comparable period in 2008, primarily due to the tax impact of an impairment loss related to our investment in

NCDEX. The tax impact of the NCDEX impairment loss was additional tax of $1.8 million due to the recording of a valuation allowance related to the deferred tax benefit recorded in the three months ended December 31, 2008, which was in excess of the tax benefit recorded in the nine months ended September 30, 2009.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Overview

Consolidated net income increased $11.9 million, or 15.9%, to $86.9 million for the three months ended September 30, 2009 from $75.0 million for the comparable period in 2008. Net income from our futures segment increased $15.5 million, or 44.8%, to $50.1 million for the three months ended September 30, 2009 from $34.6 million for the comparable period in 2008 primarily due to energy futures clearing fee revenues that were recognized during the nine months ended September 30, 2009 and additional intersegment revenues being allocated to it from our market data segment. Net income from our global OTC segment increased $995,000, or 3.7%, to $27.5 million for the three months ended September 30, 2009 from $26.5 million for the comparable period in 2008. Net income from our market data segment decreased $4.6 million, or 33.1%, to $9.3 million for the three months ended September 30, 2009 from $13.8 million for the comparable period in 2008, primarily due to additional intersegment expenses being allocated to it from our futures segment. Consolidated operating income, as a percentage of consolidated revenues, decreased to 54.6% for the three months ended September 30, 2009 from 59.1% for the comparable period in 2008. Consolidated net income, as a percentage of consolidated revenues, decreased to 33.9% for the three months ended September 30, 2009 from 37.2% for the comparable period in 2008.

Our consolidated revenues increased $54.8 million, or 27.2%, to $256.3 million for the three months ended September 30, 2009 from $201.4 million for the comparable period in 2008. This increase is primarily attributable to $43.2 million of revenues derived from execution, processing and clearing services provided in our OTC credit markets for the three months ended September 30, 2009, compared to $16.6 million for the three months ended September 30, 2008, following our acquisition of Creditex in August 2008, the formation of ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S. and clearing fee revenues collected in our energy futures and OTC markets. The increase in revenues was partially offset by lower trading volume in our OTC North American natural gas markets and certain soft commodity futures markets.

Consolidated operating expenses increased $34.0 million, or 41.3%, to $116.3 million for the three months ended September 30, 2009 from $82.3 million for the comparable period in 2008. This increase is primarily attributable to $42.8 million of expenses relating to execution, processing and clearing services provided in our OTC credit markets for the three months ended September 30, 2009 following our acquisition of Creditex and the formation and launch of CDS clearing through ICE Trust and ICE Clear Europe, including amortization of intangible assets, non-cash compensation expenses and professional services expenses, $6.5 million in amortization expense relating to the Russell licensing agreement, and additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our other acquisitions. We recognized $16.2 million of expenses relating to Creditex’s business during the three months ended September 30, 2008. The increase in expenses was partially offset by expenses incurred relating to the establishment of ICE Clear Europe during the comparable period in 2008.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $57.9 million, or 33.9%, to $228.9 million for the three months ended September 30, 2009 from $171.0 million for the comparable period in 2008. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 89.3% for the three months ended September 30, 2009 from 84.9% for the comparable period in 2008.

Transaction and clearing fees generated in our futures segment increased $22.5 million, or 27.7%, to $103.8 million for the three months ended September 30, 2009 from $81.3 million for the comparable period in 2008, while increasing as a percentage of consolidated revenues to 40.5% for the three months ended September 30, 2009 from

40.4% for the comparable period in 2008. The increase in transaction and clearing fees was primarily due to an increase in revenues from Russell Index futures and options after they began trading exclusively on ICE Futures U.S. in September 2008, an increase in the ICE Brent Crude futures, ICE Gas Oil futures, ICE Emissions futures and ICE Coal futures revenues and the recognition of clearing fees following the November 2008 launch of ICE Clear Europe. The increase was offset by an increase in the rebates offered on certain futures contracts and by a decrease in certain soft commodities revenues, including cotton futures and options contract revenues, from the prior period primarily due to a significant reduction in the availability of credit to participants in the agricultural markets during the current period and less hedging activity resulting from a significant reduction in both global exports and U.S. production of cotton during the current period. Total volume in our futures segment was 68.0 million contracts during the three months ended September 30, 2009, an increase of 20.9% from 56.2 million contracts during the comparable period in 2008. Average transaction and clearing fees per trading day were $1.6 million and $1.2 million per trading day for the three months ended September 30, 2009 and 2008, respectively.

Transaction and clearing fees generated in our global OTC segment increased $35.4 million, or 39.5%, to $125.0 million for the three months ended September 30, 2009 from $89.6 million for the comparable period in 2008, primarily due to the increased activity in the OTC credit markets, growth in our OTC North American power and global oil contract volume and the recognition of clearing fees, partially offset by a reduction in OTC North American natural gas contract volume. We recognized transaction and clearing fees in our OTC credit markets of $43.2 million for the three months ended September 30, 2009, compared to $16.6 million for the three months ended September 30, 2008, following our acquisition of Creditex in August 2008, the formation of ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009. We also recognized clearing fees for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. The clearing fees associated with our cleared OTC North American power contracts, which are higher than those for cleared OTC North American natural gas and global oil contracts, accounted for the majority of the OTC clearing revenues. Contract volume in our OTC North American natural gas markets decreased 9.2% to 55.5 million contracts traded during the three months ended September 30, 2009 from 61.1 million contracts traded during the comparable period in 2008. Volume in the OTC North American natural gas markets declined due to several factors, including relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity, as well as increased risk aversion and de-leveraging in the broader markets, which also reduced market liquidity. Contract volume in our OTC North American power markets increased 59.2% to 4.0 million contracts traded during the three months ended September 30, 2009 from 2.5 million contracts traded during the comparable period in 2008 and contract volume in our global oil markets increased 281.3% to 8.1 million contracts traded during the three months ended September 30, 2009 from 2.1 million contracts traded during the comparable period in 2008. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 48.8% for the three months ended September 30, 2009 from 44.5% for the comparable period in 2008. Average transaction and clearing fees per trading day increased 40.3% to $1.9 million per trading day for the three months ended September 30, 2009 from $1.4 million per trading day for the comparable period in 2008.

Market Data Fees

Consolidated market data fees decreased $880,000, or 3.4% to $24.9 million for the three months ended September 30, 2009 from $25.8 million for the comparable period in 2008. During the three months ended September 30, 2009 and 2008, we recognized $12.4 million and $12.5 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the three months ended September 30, 2009 and 2008, we recognized $10.0 million and $10.9 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 9.7% for the three months ended September 30, 2009 from 12.8% for the comparable period in 2008 due to an increase in consolidated revenues.

Other Revenues

Consolidated other revenues decreased $2.2 million, or 46.7%, to $2.5 million for the three months ended September 30, 2009 from $4.7 million for the comparable period in 2008. The decrease in other revenues is primarily due to $2.6 million in net interest paid to the clearing members, for the three months ended September 30, 2009, for their margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 1.0% for the three months ended September 30, 2009 from 2.3% for the comparable period in 2008.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $14.7 million, or 35.8%, to $55.9 million for the three months ended September 30, 2009 from $41.2 million for the comparable period in 2008. This increase primarily relates to $23.7 million in Creditex and ICE Trust compensation and benefits expenses recognized during the three months ended September 30, 2009, compared to $12.0 million for the three months ended September 30, 2008, and a $5.3 million increase in non-cash compensation expenses, excluding Creditex and ICE Trust non-cash compensation expenses. This increase in non-cash compensation expenses is primarily related to true-up accruals related to the probable achievement of above-target performance on the performance-based restricted stock that was granted in December 2008 and true-up accruals relating to our estimate of the forfeiture rate on the non-cash awards. Our employee headcount increased slightly from 795 employees as of December 31, 2008 to 821 employees as of September 30, 2009, following the acquisition of TCC on March 6, 2009 and employee terminations during the nine months ended September 30, 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 21.8% for the three months ended September 30, 2009 from 20.4% for the comparable period in 2008.

Professional Services

Consolidated professional services expenses increased $777,000, or 8.6%, to $9.9 million for the three months ended September 30, 2009 from $9.1 million for the comparable period in 2008. This increase was primarily due to $4.9 million in professional services expenses incurred during the three months ended September 30, 2009 relating to ICE Trust and ICE Clear Europe CDS clearing, compared to $2.9 million in professional services expenses incurred during the three months ended September 30, 2008 relating to the establishment of ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.9% for the three months ended September 30, 2009 from 4.5% for the comparable period in 2008.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $5.0 million, or 28.3%, to $22.6 million for the three months ended September 30, 2009 from $17.6 million for the comparable period in 2008. This increase was primarily due to $6.1 million of Creditex and ICE Trust selling, general and administrative expenses recognized during the three months ended September 30, 2009, compared to $1.6 million during the three months ended September 30, 2008, as well as increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 8.8% for the three months ended September 30, 2009 from 8.7% for the comparable period in 2008.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $13.5 million, or 93.5%, to $27.9 million for the three months ended September 30, 2009 from $14.4 million for the comparable period in 2008. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2008 and 2009, an increase in amortization expenses on the Russell licensing agreement intangible assets, as well as additional depreciation expenses recorded on fixed asset additions incurred during 2008 and 2009. We recorded amortization expenses of $10.0 million and $5.7 million for the three months ended September 30, 2009 and 2008, respectively, on the intangible assets acquired as part of our acquisitions. We recorded amortization expense related to the Russell licensing agreement intangible assets of $6.5 million and $685,000 for the three months ended September 30, 2009 and 2008, respectively, which reflects amortization on the exclusive and non-exclusive portions of the Russell licensing agreement intangible assets. We recorded depreciation expense on our fixed assets of $11.4 million and $8.0 million for the three months ended September 30, 2009 and 2008, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 10.9% for the three months ended September 30, 2009 from 7.1% for the comparable period in 2008.

Other Income (Expense)

Consolidated other expense increased from other expense of $860,000 for the three months ended September 30, 2008 to other expense of $2.6 million for the three months ended September 30, 2009. This increase in other expense primarily reflects a $3.0 million decrease in interest and investment income, partially offset by a $1.5 million increase in foreign currency transaction gains. Interest and investment income decreased primarily due to our cash and investments earning a lower return during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. We recognized foreign currency transaction gains of $1.5 million during the three months ended September 30, 2009 compared to foreign currency transaction gains of $281,000 during the three months ended September 30, 2008, primarily due to the settlement of foreign currency assets, liabilities and payables that occur though our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.

Income Taxes

Consolidated tax expense increased $7.2 million to $50.5 million for the three months ended September 30, 2009 from $43.3 million for the comparable period in 2008, primarily due to the increase in our pre-tax income. Our effective tax rate increased to 36.8% for the three months ended September 30, 2009 from 36.6% for the comparable period in 2008, primarily due to higher state taxes resulting from state tax law changes.

Quarterly Results of Operations

The following table sets forth quarterly unaudited consolidated statements of income data. We believe that this data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter do not necessarily indicate the results expected for any future period.

	Three Months Ended,
	September 30, 2009(1)	June 30, 2009(1)(2)	March 31, 2009(1)(3)	December 31, 2008(2)	September 30, 2008
	(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures	$28,265	$25,717	$28,009	$24,470	$21,583
ICE WTI Crude futures	12,654	11,251	12,861	11,352	10,837
ICE Gas Oil futures	14,657	13,213	12,730	11,440	10,740
Sugar futures and options	19,581	22,974	15,823	11,864	17,345
Cotton futures and options	2,312	3,763	2,967	3,595	3,998
Russell Index futures and options	8,141	8,043	7,561	9,023	4,269
Other futures products and options	18,232	20,648	18,142	13,947	12,563
OTC:
North American natural gas	48,602	44,551	43,951	40,090	55,171
North American power	25,605	21,760	19,586	14,177	14,364
Credit default swaps	43,220	44,548	37,969	35,537	16,561
Other commodities markets	5,896	4,853	2,405	1,570	1,757
Electronic trade confirmation services	1,703	1,634	1,474	1,093	1,786
Market data fees	24,891	25,485	26,114	26,960	25,771
Other	2,505	1,977	1,961	2,142	4,699

Total revenues	256,264	250,417	231,553	207,260	201,444

Operating expenses:
Compensation and benefits	55,928	55,597	54,706	57,004	41,186
Professional services	9,866	9,342	12,839	6,716	9,089
Selling, general and administrative	22,613	22,938	22,906	20,157	17,626
Depreciation and amortization(4)	27,868	27,579	27,303	26,056	14,401

Total operating expenses	116,275	115,456	117,754	109,933	82,302

Operating income	139,989	134,961	113,799	97,327	119,142
Other expense, net(2)	2,583	17,139	4,723	16,171	860
Income tax expense	50,524	45,764	36,854	32,301	43,319

Net income	$86,882	$72,058	$72,222	$48,855	$74,963

(1)	The financial results for the three months ended September 30, 2009, June 30, 2009 and March 31, 2009 include the financial results for TCC subsequent to its acquisition in March 2009, including amortization of the intangible assets associated with the acquisition, and include the financial results for ICE Trust following its formation in March 2009.
(2)	The financial results for the three months ended June 30, 2009 include an impairment loss on our investment in NCDEX of $9.3 million, or $11.0 million net of taxes, which was recorded as other expense. Refer to Note 4 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for more information on this item. The financial results for the three months ended December 31, 2008 include an impairment loss on the NCDEX cost method investment of $15.7 million, or $11.2 million net of taxes, which was recorded as other expense.
(3)	The financial results for the three months ended March 31, 2009 include $5.6 million in transaction costs related to the acquisition of TCC, $5.9 million in employee termination costs and costs to vacate office space in New York City.
(4)	The increase in depreciation and amortization expenses for the quarters subsequent to September 30, 2008 is primarily due to the amortization expenses relating to the Russell licensing agreement subsequent to it going exclusive in September 2008 and additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex in August 2008 and of TCC in March 2009.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the development of our electronic trading platforms. We financed the cash portion of our merger with ICE Futures U.S. in 2007 with cash on hand and borrowings under our senior unsecured credit facility discussed below. We financed the acquisitions we made in 2009 and 2008 with a combination of stock and cash on hand. We financed the stock repurchases under our stock repurchase plan during the year ended December 31, 2008 with cash on hand and borrowings under our senior unsecured credit facility. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with strategic acquisitions or investments. See also “—Future Capital Requirements” below.

Consolidated cash and cash equivalents were $391.6 million and $283.5 million as of September 30, 2009 and December 31, 2008, respectively. We had $32.3 million and $6.5 million in short-term and long-term investments as of September 30, 2009 and December 31, 2008, respectively, and $204.6 million and $136.5 million in short-term and long-term restricted cash as of September 30, 2009 and December 31, 2008, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

In August 2008, our board of directors authorized us to repurchase up to $500.0 million of our common stock under an authorization that expired on August 6, 2009 and we repurchased approximately $300.0 million of our shares of common stock under this program. Our board of directors has authorized a new program to repurchase up to $200.0 million in our common stock until February 28, 2010. Any repurchases under this new program will be made in compliance with applicable U.S. laws. We expect to fund any share repurchases with a combination of cash on hand, future cash flows and borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions and our strategic plans at that time.

Cash Flow

The following tables present the major components of net increases (decreases) in cash and cash equivalents:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$291,328	$299,422
Investing activities	(141,441)	(45,376)
Financing activities	(40,833)	(132,127)
Effect of exchange rate changes	(947)	211

Net increase in cash and cash equivalents	$108,107	$122,130

Operating Activities

Consolidated net cash provided by operating activities was $291.3 million and $299.4 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital.

Investing Activities

Consolidated net cash used in investing activities was $141.4 million and $45.4 million for the nine months ended September 30, 2009 and 2008, respectively. Consolidated net cash used in investing activities for the nine months ended September 30, 2009 and 2008 primarily related to cash paid for acquisitions, sales and purchases of available-for-sale investments, changes in the restricted cash balances, capital expenditures in each period for software, including internally developed software, and for technology systems and network equipment. We paid cash for acquisitions, net of cash acquired, of $39.4 million and $37.3 million for the nine months ended September 30, 2009 and 2008, respectively. We had a net increase in restricted cash of $62.5 million and $112.4 million for the nine months ended September 30, 2009 and 2008, respectively, primarily relating to the acquisition of TCC and the formation of ICE Trust and ICE Clear Europe and their associated operational and regulatory requirements. We had a net (increase) decrease in investments classified as available-for-sale of ($15.0 million) and $134.0 million for the nine months ended September 30, 2009 and 2008, respectively, primarily due to our decision to shift more of our funds into cash equivalent investments from available-for-sale short-term investments during 2008 and due to our acquisition of 4.8% of the common stock of Climate Exchange plc for $24.1 million in cash in June 2009. We incurred capitalized software development costs of $14.8 million and $11.0 million for the nine months ended September 30, 2009 and 2008, respectively, and we had additional capital expenditures of $13.8 million and $18.7 million for the nine months ended September 30, 2009 and 2008, respectively. The additional capital expenditures primarily related to hardware purchases to continue the development and expansion of our electronic trading, processing and clearing platforms and related technology infrastructure.

Financing Activities

Consolidated net cash used in financing activities was $40.8 million and $132.1 million for the nine months ended September 30, 2009 and 2008, respectively. Consolidated net cash used in financing activities for the nine months ended September 30, 2009 primarily related to $54.4 million in repayments under the credit facilities described below and $10.3 million in debt issuance costs relating to the issuance of the new credit facilities, partially offset by $19.9 million in excess tax benefits from stock-based compensation. Consolidated net cash used in financing activities for the nine months ended September 30, 2008 primarily related to $300.0 million used to finance stock repurchases under a $500.0 million stock repurchase program approved by our board of directions, $43.6 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $28.1 million in repayments for the credit facilities, partially offset by $195.0 million in additional borrowings under our credit facilities to finance a portion of the stock repurchases and $42.1 million in excess tax benefits from stock-based compensation.

Loan Agreements

At March 31, 2009, we had a senior unsecured credit agreement under which a term loan facility in the aggregate principal amount of $175.0 million was outstanding and a revolving credit facility in the aggregate principal amount of $250.0 million, of which $195.0 million was outstanding, collectively, the Credit Facilities. We also had a separate senior credit agreement, the Credit Agreement, outstanding that provided for an additional 364-day revolving credit facility in the aggregate principal amount of $150.0 million for use by ICE Clear Europe that was due to expire in September 2008.

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

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading volume growth, strategic plans, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $10.0 and $15.0 million during the fourth quarter of 2009, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We are obligated to contribute $100.0 million in the aggregate to the ICE Trust Guaranty Fund and the ICE Clear Europe CDS Guaranty Fund over a two-year period and have already contributed $10.0 million to the ICE Trust Guaranty Fund and $10.0 million to the ICE Clear Europe CDS Guaranty Fund as of September 30, 2009. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $80.0 million, and if such profits are not sufficient to fund the remaining $80.0 million obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our New Credit Facilities to do so. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2010. We expect our capitalized software development costs to remain relatively consistent with our year-to-date 2009 capitalized software development costs.

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

Contractual Obligations and Commercial Commitments

As discussed above, we issued New Credit Facilities during the nine months ended September 30, 2009 and we are also required to contribute $80.0 million in aggregate to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Fund over a two-year period. In the third quarter of 2009, other than the items discussed in the previous sentence, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008, or our 2008 Form 10-K.

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

Critical Accounting Policies and Estimates

In the third quarter of 2009, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term debt and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of September 30, 2009 and December 31, 2008, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $628.6 million and $426.5 million, respectively, of which $79.1 million and $23.1 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $6.0 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of September 30, 2009, we had $330.0 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $3.3 million, assuming no change in the volume or composition of our outstanding debt. The interest rates on our outstanding debt are currently reset on a monthly, quarterly or semi-annual basis. In April 2009, we entered into interest rate swaps to reduce our exposure to interest rate volatility related to our debt, which are effective from December 31, 2009 through the maturity dates of our term loan facilities. The interest rate swaps fix the interest rate at 4.26% on the $150.0 million term loan facility, of which $137.5 million will be outstanding as of December 31, 2009, and at 4.36% on the $180.0 million term loan facility, of which $170.0 million will be outstanding as of December 31, 2009.

Foreign Currency Exchange Rate Risk

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our foreign operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains of $113,000 and $606,000 for the nine months ended September 30, 2009 and 2008, respectively, and foreign currency transaction gains of $1.5 million and $281,000 for the three months ended September 30, 2009 and 2008, respectively, primarily attributable to the fluctuations of pounds sterling and euros relative to the U.S. dollar. The average exchange rate of pounds sterling to the U.S. dollar decreased from 1.9876 for the nine months ended September 30, 2008 to 1.5441 for the nine months ended September 30, 2009 and the average exchange rate of euros to the U.S. dollar decreased from 1.5223 for the nine months ended September 30, 2008 to 1.3666 for the nine months ended September 30, 2009.

Of our consolidated revenues, 8.0% and 1.7% were denominated in pounds sterling, euros or Canadian dollars for the nine months ended September 30, 2009 and 2008, respectively. Of our consolidated operating expenses, 22.2% and 15.7% were denominated in pounds sterling or Canadian dollars for the nine months ended September 30, 2009 and 2008, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $860,000, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables.

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through Creditex and ICE Clear Europe, all sales through ICE Futures Canada and a small number of futures contracts at ICE Futures Europe. We may experience gains or losses from foreign currency transactions in the future given that there are still net assets or net liabilities and revenues and expenses of our U.S., U.K. and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling.

As of September 30, 2009, the portion of our shareholders’ equity attributable to accumulated other comprehensive income from foreign currency translation was $28.5 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.8170 as of December 31, 2008 to 0.9321 as of September 30, 2009, the period-end foreign currency exchange rate for the euro to the U.S. dollar increased from 1.3919 as of December 31, 2008 to 1.4630 as of September 30, 2009 and the period-end foreign currency exchange rate for pounds sterling to the U.S. dollar increased from 1.4619 as of December 31, 2008 to 1.6004 as of September 30, 2009.

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

Item 1A. Risk Factors

In the third quarter of 2009, there were no significant changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description of Document

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: November 3, 2009	By:	/s/ Scott A. Hill
Scott A. Hill Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)