Form 10-K
period 2009-12-31
INTERCONTINENTALEXCHANGE INC
filed 2010-02-10
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-32671

INTERCONTINENTALEXCHANGE, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2555670
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia	30328 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,059,080,335. As of February 8, 2010, the number of shares of the registrant’s Common Stock outstanding was 73,607,298 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

PART I

In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires:

•	“IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc. and its consolidated subsidiaries.

•

“ICE Futures Europe” refers to our wholly-owned subsidiary, which, prior to September 3, 2007, operated as ICE Futures and, prior to October 25, 2005, operated as the International Petroleum Exchange of London, Ltd., or the IPE.

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

•	“ICE Clear U.S.” refers to ICE Futures U.S.’s wholly-owned clearing subsidiary, which previously operated as the New York Clearing Corporation, or NYCC.

•	“ICE Futures Canada” refers to our wholly-owned subsidiary that we acquired on August 27, 2007 and which previously operated as the Winnipeg Commodity Exchange, Inc, or the WCE.

•	“ICE Clear Canada” refers to ICE Futures Canada’s wholly-owned clearing subsidiary, which previously operated as WCE Clearing Corporation, or WCECC.

Due to rounding, figures in tables may not sum exactly.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements and other factors that may affect our performance include, but are not limited to:

•	our expectations regarding the business environment in which we operate and trends in our industry, including trading volumes and increasing competition and consolidation;

•	conditions in global financial markets and domestic and international economic conditions;

•	volatility in commodity prices;

•	our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire;

•	our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions;

•	the impact of any changes in domestic and foreign regulations or government policy, including any changes or reviews of previously issued regulations and policies;

•	the success of our clearing houses and our initiative to clear credit default swaps;

•	our ability to keep pace with rapid technological developments and to ensure that the technology we utilize is not vulnerable to security risks;

•	the accuracy of our cost estimates and expectations;

•	our belief that cash flows will be sufficient to service our debt and fund our working capital needs and capital expenditures, at least through the end of 2011;

•	our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology;

•	our ability to maintain existing market participants and attract new ones;

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

General

We are a leading global operator of regulated futures exchange and over-the-counter, or OTC, markets and derivatives clearing houses. We operate electronic futures and OTC marketplaces for trading a broad array of energy and agricultural commodities, credit default swaps, or CDS, currencies and equity index products. We offer an integrated electronic trading platform for side-by-side trading of products in both futures and OTC markets, together with clearing, post-trade and market data services. Through our widely-distributed electronic marketplace, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management needs.

We conduct our regulated energy futures markets through our wholly-owned subsidiary, ICE Futures Europe, which is based in the United Kingdom, or U.K. ICE Futures Europe is the largest energy futures exchange outside of the United States, or U.S., as measured by 2009 traded contract volume according to the Futures Industry Association. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. ICE Futures Europe clears its business through ICE Clear Europe, ICE Futures U.S. clears its business through ICE Clear U.S. and ICE Futures Canada clears its business through ICE Clear Canada. We completed our acquisition of ICE Futures U.S. in January 2007 and our acquisition of ICE Futures Canada in August 2007. The launch of ICE Clear Europe occurred in November 2008, completing our strategic plan to offer clearing services through wholly-owned clearing businesses in North America and Europe.

We conduct our OTC business directly through IntercontinentalExchange pursuant to the Commodity Exchange Act as an Exempt Commercial Market and through Creditex Group Inc., or Creditex, an interdealer broker for CDS. We completed our acquisition of Creditex in August 2008. Creditex is a market leader and innovator in the execution and processing of CDS with markets spanning the United States, Europe and Asia. In March 2009, we completed our acquisition of The Clearing Corporation, or TCC, as part of our strategy to offer clearing in the CDS market and launched ICE Trust U.S. LLC, or ICE Trust. ICE Trust began clearing North American CDS in March 2009, while ICE Clear Europe began clearing European CDS in July 2009.

Our Business

We operate diverse global markets that promote price transparency and offer participants the opportunity to hedge and trade a variety of energy and agricultural commodities, CDS and financial derivatives. Our core products include contracts based on crude and refined oil products, natural gas, power, coal, emissions, sugar, cotton, coffee, cocoa, canola, orange juice, CDS, foreign exchange and equity index products. Our derivative and physical marketplaces provide participants with a means for managing risks associated with price volatility and asset allocation, and also provides for physical procurement of select commodity products. The majority of our contract volume is financially or cash settled, meaning that settlement is made through cash payments based upon the difference between the contract price and the value of the underlying commodity at contract expiry rather than through physical delivery of the commodity itself.

All futures and options contracts and many of our OTC swap contracts are cleared through one of our central counterparty clearing houses. We also offer execution services for OTC swap contracts that can be traded on a bilateral basis, meaning that customers enter into the swap contract directly with counterparties under International Swaps and Derivatives Association agreements. Our customer base includes corporations, manufacturers, utilities, commodity producers and refiners, professional traders, financial institutions, institutional and individual investors and governmental bodies. Except for a small amount of matched principal transactions by Creditex, we do not take any trading positions in any contracts in our markets.

We operate our U.S., U.K. and Canadian exchanges, as well as our OTC markets, primarily on our electronic platform, except for the CDS business, in which trading is conducted both electronically on Creditex’s proprietary “RealTime” trading platform, and through voice brokerage operations for CDS and natural gas options. ICE Futures U.S. continues to offer options on futures contracts through its open-outcry trading floor based in New York City, complementing our electronic futures and options offerings. In addition to trade execution, our electronic platform offers a comprehensive suite of trading-related services, including pre- and post-trade risk management tools, electronic trade confirmation and clearing services. Through our electronic platform, we facilitate straight-through processing of trades, with the goal of providing seamless integration of front-, back- and mid-office trading and risk management capabilities for our customer base.

We operate and manage our business on the basis of three segments: our futures segment, our global OTC segment and our market data segment. For a discussion of these segments and related financial disclosure, refer to note 17 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

History

In May 2000, IntercontinentalExchange was established, with our founding shareholders representing some of the world’s largest energy companies and global financial institutions. Our mission was to transform the OTC energy markets by providing an open, accessible, around-the-clock electronic energy marketplace to a previously fragmented and opaque market. We offered the energy community improved price transparency, efficiency, liquidity and lower costs than through traditional methods of trading, such as voice brokered or open outcry markets. Working together with participants in the energy markets, we developed the leading electronic marketplace for energy commodities, along with the leading electronic trade confirmation platform.

In June 2001, we expanded our business into the futures markets by acquiring the IPE, which was formed in 1980 and is now known as ICE Futures Europe. Europe’s leading regulated energy futures exchange, ICE Futures Europe’s markets today account for approximately 50% of the world’s crude and refined oil futures traded each day.

ICE Data was launched in 2002 to meet the demand for increased market data in the OTC energy markets, and is today one of the leading providers of futures and OTC data globally. In 2003, we partnered with the Chicago Climate Exchange, or CCX, to host its OTC emissions markets in the U.S., and in 2004, we partnered with the European Climate Exchange, or ECX, which is a sister company to CCX, to host European emissions futures trading and today we offer the leading European emissions futures contracts with ECX.

In November 2005, we completed our initial public offering on the New York Stock Exchange under the ticker symbol “ICE” and have since become a member of the Russell 1000 and the S&P 500 indexes. In January 2007, we acquired NYBOT, now known as ICE Futures U.S., which was originally formed in 1870. Today, ICE Futures U.S.’s futures contracts for agricultural commodities such as sugar and coffee are listed on our electronic trading platform. In June 2007, we entered into an exclusive licensing agreement with the Russell Investment Group, or Russell, to list the U.S. Russell Index futures complex. Also in 2007, we acquired the exclusive right to key OTC natural gas indexes, including widely-used OTC natural gas price indexes, called NGI indexes, and Natural Gas Exchange, Inc., or NGX, indexes.

In July 2007, we acquired and integrated ChemConnect’s OTC natural gas liquids and chemicals markets. In August 2007, we acquired the Winnipeg Commodity Exchange, now known as ICE Futures Canada, which was formed in 1887 and today is the leading canola market in the world. In October 2007, we acquired Chatham Energy, or Chatham, an OTC energy options broker, and in February 2008, we acquired YellowJacket Software, Inc., or YellowJacket, a peer-to-peer negotiation tool for the OTC options markets.

In August 2008, we completed our acquisition of Creditex, an interdealer broker and electronic market for the execution and processing of credit derivatives. In March 2009, we acquired TCC, a Commodity Futures Trading Commission, or CFTC, regulated clearing house, as part of our initiative to form ICE Trust. TCC primarily clears U.S. futures and OTC emissions contracts listed by CCX, and its CDS risk model is used by ICE Trust for CDS clearing. ICE Trust was established in March 2009 as a standalone clearing house for clearing credit derivatives. ICE Trust is currently subject to direct regulation and supervision by the Federal Reserve and the New York State Banking Department. Subject to compliance with certain conditions, ICE Trust operates under an exemption from the Securities and Exchange Commission, or SEC, and the U.S. Department of Treasury. ICE Clear Europe expanded its business to clearing European CDS in July 2009. Today, we employ over 830 professionals across the United States, Europe, Canada and Asia.

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

ICE Futures U.S. is a leading global futures and options exchange for trading in a broad array of agricultural commodities, including sugar, coffee, cotton, cocoa and frozen concentrated orange juice, or FCOJ. ICE Futures U.S. also lists futures and options contracts for a variety of financial products, including futures and options contracts based on the Russell Indexes and the U.S. Dollar Index, or USDX. ICE Futures U.S. operates as a Designated Contract Market and is regulated by the CFTC. Until February 2, 2007, ICE Futures U.S. operated as an open-outcry exchange and provided only floor-based markets. On that date, ICE Futures U.S. listed its core agricultural commodity markets on our electronic platform, and has subsequently introduced the Russell Indexes, currency pairs and USDX futures and options contracts electronically. Options markets continue to be available for trading on the floor of the exchange.

ICE Futures Canada is Canada’s leading commodity futures and options exchange and North America’s first fully electronic commodity futures exchange. Based in Winnipeg, Manitoba, ICE Futures Canada offers futures and options contracts on canola and western barley. For over a century ICE Futures Canada and its predecessor companies have operated futures markets that bring together agricultural industry participants, traders, and investors to engage in price discovery, price risk transfer and price dissemination for the markets. ICE Futures Canada is a recognized commodity futures exchange under the provisions of The Commodity Futures Act (Manitoba), or the CFA, and is regulated by the Manitoba Securities Commission, or MSC.

ICE Clear Europe clears and settles contracts for ICE Futures Europe and is regulated by the FSA as a Recognized Clearing House. In January 2010, the CFTC granted ICE Clear Europe registration as a U.S. Derivatives Clearing Organization. ICE Futures U.S. owns its clearing house, ICE Clear U.S., which clears and settles contracts traded on, or subject to the rules of, ICE Futures U.S. ICE Clear U.S. is a Derivatives Clearing Organization and is regulated by the CFTC. ICE Futures Canada owns its clearing house, ICE Clear Canada, which clears and settles contracts traded on, or subject to the rules of, ICE Futures Canada. ICE Clear Canada is a recognized clearing house under the provisions of the CFA and is regulated by the MSC.

OTC Markets

In our OTC business, we operate global over-the-counter markets through our electronic platform and through brokered markets for energy and CDS. We offer trading in thousands of contracts, primarily covering a broad range of energy-related products and contract types. These contracts include derivative contracts as well as contracts that provide for physical delivery of the underlying commodity, principally relating to natural gas, power, natural gas liquids, chemicals and crude and refined oil products. We offer a wide range of derivative contracts in our OTC markets due to the availability of various combinations of commodities, product types, delivery “hub” locations and terms or settlement dates for a given contract. In 2007 and 2008, we acquired Creditex, YellowJacket, ChemConnect and Chatham, and as a result, have expanded our markets to include CDS, natural gas liquids, chemicals and natural gas options contracts. Our OTC market participants include many of the world’s largest energy companies, leading financial institutions and proprietary trading firms, as well as natural gas distribution companies and utilities. Participants in our OTC energy markets must qualify as eligible contract participants or eligible commercial entities under the Commodity Exchange Act. In our credit derivatives business, we offer both electronic and voice brokered markets for CDS through our leading credit platform and through brokerage offices in New York, London and Singapore. Through our clearing houses, we offer clearing services for OTC swaps in energy, certain agricultural commodities and CDS.

Market Data

We offer a variety of market data services for both futures and OTC markets through our market data subsidiary, ICE Data. ICE Data compiles and repackages market data derived from trading activity on our platform into information products that are sold to a broad customer base extending beyond our core trading community.

Since its inception, ICE Data has expanded to provide data services covering our energy futures and OTC markets, as well as agricultural commodities, equity indexes and currency pairs. Market data services for these segments include publication of daily indexes, access to historical price and other data, view-only access to our trading platform, end of day settlements and pricing data sets, as well as a service that provides independent validation of participants’ own valuations for OTC products.

Our Competitive Strengths

We have established ourselves as a leading operator of global regulated futures exchanges, OTC markets and clearing houses. We believe our key strengths include:

•	liquid, diverse global markets and benchmark contracts;

•	geographic and product diversity with multiple regulated exchanges, clearing houses, and global OTC markets;

•	diverse and complementary risk management services;

•	widely-distributed, leading edge technology for trading and risk management;

•	market transparency and efficient access to futures and OTC markets;

•	innovative, growth oriented and customer-focused management; and

•	an independent governance structure.

Liquid, Diverse Global Markets and Benchmark Contracts

Several of our core contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying commodities, including sugar, cotton and crude and refined oil. For example, we operate the leading market for trading in Brent crude oil futures, as measured by the volume of contracts traded in 2009, according to the Futures Industry Association. The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the United States. The ICE Brent Crude futures contract is part of the Brent complex which forms the price reference for approximately two-thirds of the world’s traded physical oil. Similarly, the ICE Gas Oil futures contract is a leading benchmark for the pricing of a range of refined oil products globally. We also operate the world’s second largest market for trading in West Texas Intermediate, or WTI, crude oil futures, as measured by the volume of contracts traded in 2009, according to the Futures Industry Association. The WTI Crude futures contract is the leading benchmark for pricing light, sweet crude oil delivered and consumed within the United States. Based on 2009 contract volume, roughly half of the world’s crude and refined oil futures are traded through ICE Futures Europe. We also operate a leading OTC market for energy contracts, including hundreds of contracts based on natural gas and electric power hubs, or delivery points, in North America, as well as certain refined products. We were the first marketplace globally to introduce cleared OTC energy contracts. We believe that cleared OTC energy markets have increased market liquidity and transparency and attracted new participants by reducing counterparty credit risk and by improving capital efficiency. Today, qualified OTC participants may access both bilateral and cleared markets on our platform.

The following table shows the number and notional value of commodity and equity index futures contracts traded in our most significant futures markets. The notional value of contracts represents the aggregate value of the underlying commodities and instruments covered by the contracts.

	Year Ended December 31,
	2009		2008		2007
	Number of Contracts	Notional Value	Number of Contracts	Notional Value	Number of Contracts	Notional Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)
ICE Brent Crude futures	74,138	$4,747.4	68,368	$6,771.3	59,729	$4,293.2
ICE WTI Crude futures	46,394	2,969.1	51,092	5,210.4	51,388	3,727.2
ICE Gas Oil futures	36,039	1,961.9	28,805	2,637.2	24,510	1,582.8
Sugar futures and options	34,796	698.6	36,437	492.5	26,355	289.9
Russell Index futures and options(1)	39,297	2,020.7	17,054	1,201.7	338	79.4

(1)	Russell Index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

The following table shows the number and notional value of OTC commodity contracts traded on our electronic platform in our most significant OTC energy markets:

	Year Ended December 31,
	2009		2008		2007
	Number of Contracts	Notional Value	Number of Contracts	Notional Value	Number of Contracts	Notional Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)
North American natural gas	204,690	$2,023.5	228,544	$4,531.3	159,659	$2,705.6
North American power	15,751	343.6	10,085	533.7	8,331	394.2
Global oil and refined products	27,071	810.7	8,334	443.8	8,471	305.9

Geographic and Product Diversity with Multiple Regulated Exchanges, Clearing Houses, and Global OTC Markets

Our globally distributed electronic trading platforms offer qualified market participants a single interface to multiple exchanges, covering five unique product categories, including energy, agricultural, credit, equity index and foreign exchange products, as well as a range of OTC products for energy and credit. By offering trading in multiple markets and products we provide our participants with maximum flexibility to implement their trading and risk management strategies across a variety of asset classes and geographies. We serve customers in dozens of countries as a result of listing products that are relevant globally, such as crude oil, credit derivatives, sugar, equity indexes and currencies. Each of our three locally regulated exchanges is associated with our locally regulated clearing houses. The credit and performance assurance provided by our clearing houses to their clearing members substantially reduces counterparty risk and is a critical component of our exchanges’ identity as a reliable and secure marketplace for global transactions. With our acquisition of Creditex in 2008 and the launch of CDS clearing services in the United States and Europe in 2009, we have a demonstrated ability to expand into new markets and asset classes. While the credit derivatives business has yet to be integrated into our primary electronic trading platform, certain of our CDS systems are already connected to over 400 buy- and sell-side participants in the CDS market.

Diverse and Complementary Risk Management Services

We offer our customers a diverse array of products and a broad range of risk management services, including trade execution, market data, pre- and post-trade processing and clearing services on an integrated platform. We have a track record of developing innovative products and services for the markets we serve, including electronic trade confirmation, affirmation and novation for the bilateral OTC markets, independent price validation services, portfolio compression, credit event auctions and OTC clearing. Our markets provide important risk management tools and evolve based on changes in market conditions, market structure and technological advancements. We work closely with our customers to create products and services that meet their needs and requirements. These relationships help us to anticipate and lead industry changes.

Widely-distributed, Leading Edge Technology for Trading and Risk Management

Our integrated technology infrastructure provides centralized and direct access to risk management and trade execution for a variety of energy and agricultural commodities, as well as financial products. We operate the majority of our energy, agricultural and financial markets on our widely accessible electronic trading platform. Our trading platform has enabled us to attract significant liquidity from traditional market participants, as well as new market entrants seeking the access, efficiency and ease of execution offered by electronic trading. We have developed a significant global presence with thousands of active screens at over 1,600 OTC participant firms and over 1,200 futures participant firms as of December 31, 2009.

Our participants may connect to our electronic platform via one of our telecommunication hubs, the Internet, dedicated lines, or through co-location at our data center. We have telecommunication hubs available in the United States, Europe, Canada and Asia. Participants may access our electronic platform for trading in our markets through our own graphical user interface, or GUI, known as WebICE or using our application programming interfaces, or APIs. Our APIs allow access via proprietary integrations, brokerage firms, and multiple Independent Software Vendors, or ISVs. ISVs allow market participants to access multiple exchanges through a single interface, which may be integrated with the participant’s risk management systems. We do not depend on the services of any one ISV for access to a significant portion of our participant base. We also have made a number of speed and functionality enhancements to our technology infrastructure and electronic platform to facilitate trading in futures and OTC contracts.

Our trading platform provides rapid trade execution and is, we believe, one of the world’s fastest, most flexible, efficient and secure systems for derivatives markets. We have designed our platform to be highly scalable — meaning that we can expand capacity and add new products and functionality efficiently at relatively low cost and without disruption to our markets. We believe that our commitment to investing in technology to enhance our network infrastructure, electronic trading platform, clearing and other post-trade processes will continue to contribute to the growth and development of our business.

Market participants in our CDS markets may trade via the Creditex trading platform or other electronic trade processing tools developed by Creditex. In 2009, 51.6% of our revenues from our Creditex business were generated through electronic initiatives.

Market Transparency and Efficient Access to Futures and OTC Markets

Through our highly accessible trading platform, we offer real-time market transparency to participants, observers and regulators for dozens of futures and OTC markets. This transparency has increased liquidity and the confidence participants have in transacting in our markets. Our range of market data for the OTC energy markets meets or surpasses that offered by other OTC energy markets, which may be beneficial to us in a regulatory environment favoring price transparency.

In addition, we believe that our growth has been driven in part by our ability to uniquely offer qualified energy market participants integrated access to both the futures and OTC markets. We believe that our demonstrated ability to develop specialized technology and launch new products for futures and OTC markets provides us with several competitive advantages, including a larger addressable market, extensive domain knowledge in our markets (including insight into commercial market participants’ needs), the ability to offer cross margining for correlated products, and a range of market data services. In addition to cleared OTC markets, we continue to offer the ability to execute in bilateral markets for those customers and products where it is required or preferred.

We believe that by using our electronic platform, market participants benefit from price transparency and can generally achieve price and efficiency improvement over alternate means of trade execution. Electronic trade execution offers time and cost efficiencies by providing firm posted prices and reducing trade-processing errors and back office overhead, and allows us to accelerate the introduction of new products on our platform. The combination of pre- and post-trade processing, electronic trade execution and market data services facilitates increased automation by our participants from front-office to back-office, and ranging from trading and risk management to trade settlement and clearing.

Innovative, Growth Oriented and Customer-Focused Management

We strive to foster a culture of customer service, innovation and growth within our staff and management team. We put an emphasis on the integrity of our markets to maintain confidence in our marketplace and in our company. We offer performance-based compensation that includes various forms of equity ownership in our common stock by a broad base of our employees to reflect our shared, company-wide objectives, which include achieving key financial metrics, growth, innovation and a high level of customer service.

An Independent Governance Structure

Our board of directors is independent from our participants and the trading activity on our electronic platform, which allows our board to act impartially in making decisions regarding our business and trading activity. In addition to an independent governance structure at the parent level, we have implemented similar structures at the individual exchange and clearing house levels. Our ten person parent board includes nine independent directors from diverse industry, academic and professional backgrounds. Each of our exchanges and clearing houses also have boards that are majority independent and include representatives from the parent board, members of our senior management and other independent directors with industry experience. Each of these boards is advised by industry and customer committees. In contrast, many of our competitors are governed by open-outcry floor traders or other market participants whose interests may differ from the broader interests of the company and the broader market. We believe that our governance structures promote shareholder value and the operation of fair and efficient markets, greater flexibility in launching new products and services, and the ability to evaluate and pursue growth opportunities while ensuring impartial treatment for our participants.

Our Growth Strategy

The record consolidated revenues and trading volume we achieved in 2009 reflect our focus on the implementation and execution of our long-term growth strategy. We have expanded our core business organically, developed innovative new products for global markets, and provided trading-related services to a broader and more diverse participant base. In addition, we have completed a number of strategic acquisitions and alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in the commodity derivatives markets by focusing our efforts on the following key strategies for growth:

•	attract new market participants;

•	offer additional markets and services across futures and OTC markets;

•	leverage our extensive clearing and risk management capabilities;

•	continue to enhance our technology infrastructure and increase connectivity; and

•	pursue select strategic opportunities.

Attract New Market Participants

In recent years, our customer base has grown and diversified due to the emergence of new participants in the commodities and financial markets, the increased use of hedging programs by commercial enterprises, our expansion into new markets, the increased access to our markets as a result of electronic trading, an increase in market participants outside of the traditional U.S. and European markets, and the increased allocation to commodities by institutional investors. Market participants include producers and refiners, utilities and governments, financial services companies, such as investment banks, hedge funds, proprietary trading firms and asset managers, as well as industrial and manufacturing businesses that are increasingly engaging in hedging, trading and risk management strategies. We believe that many of these participants have been attracted to our markets in part, due to transparency, the need to hedge price volatility and the reduced barriers to market access. We intend to continue to expand our customer base by leveraging our existing relationships and our global sales and marketing team to promote participation in our markets and by offering a growing range of products and services, including pre-trade and post-trade processing and clearing services.

Offer Additional Markets and Services Across Futures and OTC Markets

We have grown, and intend to continue to grow, as a result of our positioning in both futures and OTC markets, our extensive clearing services and our ability to develop new products. Through our acquisition of Creditex, we now offer a number of innovative products and services for the CDS markets. We have also enhanced our product offerings by entering into strategic partnerships and licensing arrangements, including the Russell Index futures products and the NGI and NGX indexes. We also seek opportunities in markets we do not currently serve. We intend to continue to expand the range of products we offer, both by product type and contract design, by working with customers and potential partners to develop new OTC, futures and options products that provide relevant risk management tools. We may also seek to license our platform to other exchanges for the operation of their markets on our platform, as we have with CCX, ECX and the Natural Gas Exchange.

Leverage Our Extensive Clearing and Risk Management Capabilities

By establishing and maintaining our own global clearing operations, we are able to respond to the dynamic needs of the market for clearing services and related risk management tools. With the November 2008 launch of our European clearing house and March 2009 launch of a CDS clearing house, we now control our product development cycle and risk management offerings across all of our markets and are able to launch the products that our customers require in a timely manner. As new markets evolve, we intend to leverage our domain knowledge in clearing and over-the-counter markets to serve these global markets.

Continue to Enhance our Technology Infrastructure and Increase Connectivity

We develop and maintain our own network infrastructure and electronic trading platform to ensure the delivery of a leading-edge technology platform that meets our customer’ demands for price transparency, risk management and transaction efficiency. Our participants may connect to our electronic platform via one of our telecommunication hubs, the Internet, dedicated lines or through co-location at our data center. Participants may access our electronic platform for trading in our markets through our own GUI known as WebICE or using our APIs. Our APIs allow access to proprietary integrations, brokerage firms, and multiple ISVs. Our participants can currently access our platform using any of 42 order routing and 31 trade capture conformed ISVs. We intend to continue to extend our initiatives in this area by continuing to increase ease of access and connectivity with our existing and prospective market participants. We do not offer flash trading, or pre-routing display capabilities, in any of our markets.

Pursue Select Strategic Opportunities

As an early consolidator in global futures exchanges and OTC markets, we intend to continue to explore and pursue acquisition and other strategic opportunities to strengthen our competitive position and support the growth of our company. We may enter into business combinations, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter in these transactions for a variety of reasons, including to leverage our existing strengths into new markets, expand our risk management products and services, address underserved markets, advance our technology or take advantage of new developments and potential changes in the industry.

Our Products and Services

As a leading operator of global futures and OTC marketplaces, we seek to provide our participants with centralized and direct access to the futures and OTC markets for price transparency, electronic trade execution, clearing services and services that support their trading and risk management activities. The primary services we provide are price discovery in futures markets, trade execution, processing, clearing and market data services in both futures and OTC markets, and the development and delivery of technology to facilitate these and other risk management activities.

Regulated Futures Markets

Our futures markets are fully regulated and also are responsible for carrying out certain self-regulatory functions. Each regulated exchange has its own compliance, surveillance and market supervision functions, as well as a framework for disciplining members and other market participants that do not comply with exchange rules. Trading in our regulated futures markets is available to our members and their customers. Once trades are executed on our platform, they are matched and forwarded to a trade registration system that routes them to the applicable clearing house for clearing and settlement.

Regulated Energy Future Products

We operate regulated markets for energy futures contracts and options on those contracts through our subsidiary, ICE Futures Europe. These contracts include the ICE Brent Crude futures contract, the ICE WTI Crude futures contract, the ICE Gas Oil futures contract, the ICE ECX European Union Emissions Allowance, or EUA, futures contract, the ICE ECX Certified Emission Reduction Units, or CER, futures contracts, the ICE UK Natural Gas futures contract, the ICE Richards Bay and Rotterdam coal futures contracts, the gC Newcastle Coal futures contract, the ICE UK Electricity futures contract, the ICE Unleaded Gasoline Blendstock, or RBOB, futures contract, the ICE Heating Oil futures contract. We also offer options based on the ICE Brent Crude, ICE WTI Crude, ICE ECX EUA and CER, and ICE Gas Oil futures contracts. The ICE Brent Crude futures contract is based on forward delivery of the Brent light, sweet grade of crude oil that originates from the North Sea. Brent crude is a leading global benchmark used to price a range of traded oil products, including approximately two-thirds of the world’s oil. The ICE WTI Crude futures contract, also a light, sweet crude, is a cash-settled contract. The ICE Gas Oil futures contract is a European heating oil contract that offer physical delivery and serves as a significant pricing benchmark for refined oil products, particularly in Europe and Asia.

Regulated Agricultural Future Products

ICE Futures U.S. is a regulated leading commodity futures exchange for the trading of agricultural commodities, including coffee, sugar, cotton, FCOJ and cocoa futures and options contracts, as well as financial contracts. ICE Futures U.S. and its predecessor companies have offered trading in traditional agricultural commodities for over 130 years and have maintained a strong franchise in these products. These markets are designed to provide effective pricing and hedging tools to industry users worldwide, as well as strategic trading opportunities for institutional and active investors. These contracts were listed for electronic trading for the first time in February 2007. The prices for many of our agricultural contracts serve as global benchmarks for the physical commodity markets, including Sugar No. 11 (world raw sugar), Coffee “C” (Arabica coffee), Cotton No. 2 (cotton) and FCOJ (frozen concentrated orange juice).

Through close cooperation with agricultural industry participants, ICE Futures U.S. has supported the development of innovative and internationally recognized futures and options contracts that reflect the basic requirements of the commodity industry. ICE Futures U.S.’s contract committees continuously review and adjust contract terms and trading practices to account for changes in the underlying cash market and to ensure that the contracts continue to serve commercial users.

Agricultural products have historically accounted for most of ICE Futures U.S.’s trading volume. In 2008, agricultural products represented 74.4% of the total number of futures and options contracts traded in ICE Futures U.S.’s markets. In 2009, that figure decreased to 53.8% as a result of the addition of the Russell Index futures contract to our markets.

ICE Futures Canada is the only regulated commodity futures exchange in Canada and it facilitates the trading of futures and options on futures contracts for canola and western barley. ICE Futures Canada and its predecessor companies have been operating for over 122 years and have maintained a strong franchise in agricultural commodities. ICE Futures Canada contracts are designed to provide effective pricing and hedging tools to industry participants worldwide, as well as strategic trading opportunities for individual and institutional investors. The price of ICE Futures Canada’s canola futures contracts is the worldwide benchmark. In 2009, canola contracts represented 98.5% of the total number of futures and options contracts traded in ICE Futures Canada’s markets.

Regulated Financial Futures Products

ICE Futures U.S. offers financial products in the currency, equity index and commodity index markets, including the Russell equity indexes, U.S. Dollar Index, or USDX, the Continuous Commodity Index, or CCI, Reuters Jefferies CRB Futures Price Index and dozens of currency pair futures and options contracts. In 2009, contracts traded in our financial product markets represented 46.2% of the total number of contracts traded in ICE Futures U.S.’s futures and options markets. ICE Futures U.S. offers specialized products such as equity indexes and cross-rate foreign exchange contracts to complement its global agricultural markets.

ICE Futures U.S. lists futures and options contracts on certain of the U.S. Russell Indexes. In June 2007, we entered into an exclusive licensing arrangement with Russell with respect to futures and options on futures involving Russell’s U.S. equity indexes. These rights became exclusive in September 2008, and subject to achieving specified trading volumes for the various indexes, would remain exclusive throughout the remainder of the licensing agreement, which extends through June 2014. With the exclusivity component of the licensing agreement in full force, trading volumes in the Russell equity index products increased significantly in 2009, and represented 42.3% of total exchange volume.

ICE Futures U.S. also provides futures and options markets for 41 currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other useful cross-rates, as well as the original contract based on the benchmark USDX, which was introduced in 1985. By identifying interbank market and customer needs, we developed currency contracts and defined trading procedures that serve institutional financial managers. These currency products began being introduced on our electronic platform in the second half of 2007.

Clearing Services

We operate a clearing house for ICE Futures U.S. through ICE Clear U.S.; for ICE Futures Canada through ICE Clear Canada; for ICE Futures Europe, our OTC cleared energy and European CDS businesses through ICE Clear Europe; our North American OTC cleared CDS business through ICE Trust; and clearing services for certain other futures exchanges and OTC markets through TCC. These clearing houses clear, settle and guarantee to their clearing members the financial performance of all futures contracts and options on futures contracts matched through our execution facilities and accepted by the clearing houses from clearing members in our U.S., U.K. and Canadian regulated futures markets, as well as our cleared OTC markets. Through our clearing houses, we maintain a system for performance of financial obligations owed to the clearing members through which buyers and sellers conduct transactions. This system is supported by several mechanisms, including rigorous clearing membership requirements, the calculation and posting of original margin deposits, daily marking-to-market of positions and payment of variation margin, maintenance of guaranty funds in which clearing members maintain deposits with our clearing houses, and broad assessment powers to recoup financial losses if they arise due to a clearing member financial default. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the margin rates then in effect for such contracts. During 2009 we developed a clearing house to act as a central counterparty in the registration and clearing of CDS transactions. We have formed a limited purpose New York bank, ICE Trust, to serve as the facility to clear CDS transactions in North America and have extended the product offerings of ICE Clear Europe to clear CDS in Europe. As part of our strategy to offer clearing in the global CDS markets, we completed our acquisition of TCC in March 2009.

In November 2008, we launched ICE Clear Europe, a clearing house based in London, as part of our strategic plan announced in 2007 to offer clearing services through wholly-owned clearing businesses for each of our markets. We previously outsourced our clearing services for our U.K. energy futures and OTC energy businesses to a third-party clearing house in the United Kingdom. By operating our own clearing houses, we have been able to introduce more products and services to the futures and OTC markets for our customers, as well as ensure technology and operational service levels meet the efficiency and quality standards that we have set within our execution business. This flexibility has allowed us to increase our speed-to-market for new cleared products and to expand further into physically-delivered commodities to compete with other derivatives exchanges that manage their own clearing services. In addition, by operating our own clearing houses, we are able to capture the revenue associated with both the trading and clearing of our contracts.

It is our objective to provide a clearing model that benefits our customers and clearing firms alike, through technological innovation, offering a competitive clearing alternative for new products and new exchanges, competitive pricing, value added services and greater profit participation by member firms. Longer term, and subject to obtaining necessary regulatory approvals, we anticipate that our clearing houses may partner to serve our global customer base across the commodities and financial products marketplaces in an innovative and capital efficient manner. Our clearing strategy is designed to complement our diverse markets while meeting the risk management, capital and regulatory requirements of an expanding diverse, global marketplace.

We believe the services offered by our clearing houses are a significant attraction to our market participants, and an important part of the functioning of our exchanges and OTC markets. Because the role of the clearing house is to serve as a central counterparty for each matched trade, clearing members do not need to evaluate the credit of each potential counterparty on each transaction or to limit themselves to a select group of market counterparties. This flexibility contributes to increased liquidity in cleared markets. The interposition of our clearing house as the counterparty for each matched trade allows our customers to establish a position with one party and then to offset the position with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting market positions.

In order to ensure performance, our clearing houses establish and monitor financial requirements for their clearing members and set minimum margin requirements for our cleared products. Our clearing houses use software based on either an industry standard margining convention or on our own proprietary models uniquely customized to our products to determine the appropriate margin requirements for each clearing member by simulating the gains and losses of complex portfolios. We typically hold margin collateral to cover at least 99% of predicted price changes for a given product based upon historic price trends.

At each settlement cycle, our clearing houses value, at the market price prevailing at that time, or mark-to-market, all open futures positions and require payments from clearing members whose positions have lost value and make payments to clearing members whose positions have gained value. Our clearing houses mark-to-market all open futures positions at least once per day, and in some cases more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract. Having a mark-to-market cycle of a minimum of two times a day for ICE Clear U.S. and once daily for ICE Clear Canada, ICE Trust and TCC helps protect the financial integrity of our clearing houses, our clearing members and market participants. In July 2009, ICE Clear Europe introduced an intraday risk management methodology based on real-time price and trade feeds from our energy markets. The methodology provides calculations of original margin, realized and unrealized variation margin, and fully revalues all positions throughout the day. This methodology also provides the clearing house and all clearing members with trade, position, profit and loss and margin reports every five minutes, thereby substantially reducing intraday price risk. Mark-to-market allows our clearing houses to identify quickly any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing houses to ensure financial performance of their open positions. All our clearing houses may make multiple intraday original margin calls in circumstances where market conditions require that they take such additional steps to protect the clearing house.

As a derivatives clearing organization, ICE Clear U.S. has instituted detailed risk-management policies and procedures to guard against default risk with respect to cleared contracts. In order to manage the risk of financial non-performance, ICE Clear U.S. (i) requires clearing members to maintain at least $5 million in minimum working capital, (ii) limits the risk exposure of open positions based upon the clearing member’s capital, (iii) requires clearing members to post original margin collateral for all open positions and to collect original margin from their customers, (iv) pays and collects variation margin on a marked-to-market basis at least twice daily, (v) performs real-time monitoring of the risk to clearing members from ICE Futures U.S. trading activity, (vi) continuously monitors risk of large traders and its potential impact on clearing members, (vii) monitors the financial standing of clearing members, (viii) requires deposits to the guaranty fund from clearing members which would be available to cover financial non-performance, and (ix) has broad assessment authority to recoup financial losses following depletion of guaranty fund resources.

ICE Clear Europe has instituted a similar multi-layered risk management system of rules, policies and procedures to protect itself in the event of a clearing member default which include requiring its members to (i) hold a sufficient minimum level of capital, (ii) make sufficient margin payments as required under the ICE Clear Europe rules, (iii) make guaranty fund contribution as required by ICE Clear Europe, (iv) accede to the ICE Clear Europe rules and thereby accept ICE Clear Europe’s powers of assessment to require the provision of additional funds by clearing members in certain situations consequent on an event of default, and (v) hold accounts as required under the ICE Clear Europe rules at ICE Clear Europe approved financial institutions in relation to which ICE Clear Europe has established direct debit mandates in its favor.

ICE Clear Canada and TCC have each instituted a similar multi-layered risk management system of rules, policies and procedures to protect against a clearing member default which includes (i) operational and financial standards for clearing participants applicable to category of registration, (ii) requirements for clearing participants to post original margin for house and client positions and requirements to collect additional margin from clients, (iii) assessing and collecting intra-day margin payments on a pre-determined basis, (iv) requiring all clearing participants to pay into a guaranty fund, and (v) rules requiring all clearing participants to provide additional monies for the guaranty fund in the event of a clearing member default.

Finally, ICE Trust, has instituted a risk management system to protect against a clearing member default which includes, (i) requiring clearing members to maintain at least $5 billion in tangible net worth, and following admission, maintain a minimum external rating of “BBB” from Standard & Poors or Fitch or Baa2 from Moodys and be regulated by a “competent authority” each as specified and defined in its rules, (ii) requiring clearing members to post margin collateral for all open positions, and to collect margin from their customers, (iii) requiring clearing members to submit prices on a daily basis for all positions on which they have a cleared interest in order to create an end-of-day settlement closing price, or EOD, as the result of daily auctions based upon executable prices determined on random trading dates, (iv) paying and collecting variation margin on a mark-to-market basis at least once daily based upon the EOD, (iv) monitoring the credit worthiness and financial standing of clearing member firms on an ongoing basis, (v) requiring risk-based deposits to the guaranty fund from clearing members which would be available to cover financial non-performance in the event of a member default, and (ix) having broad assessment authority up to a pre-default guarantee fund contribution to recoup financial losses following depletion of guarantee fund resources.

Our exchanges and clearing houses also maintain extensive surveillance and compliance operations and procedures to monitor and enforce compliance with rules pertaining to the trading, position size, delivery obligations and financial condition of exchange members and/or clearing members. In the event of a payment default by a clearing member, the clearing houses would first apply assets of the clearing member to cover its payment obligation. These assets include original margin, variation margin, positions held at the clearing house and guaranty fund deposits of the member. In addition, we would make a demand for payment pursuant to any available guarantee provided to the clearing houses by the parent or affiliate of a clearing member. Thereafter, if the defaulted payment obligation remains unsatisfied, the clearing houses would use the guaranty fund contributions of other clearing members and funds collected through an assessment against all other non-defaulting clearing members to satisfy the deficit. We currently have a $300.0 million 364-day revolving credit facility. We have agreed to reserve, (i) up to $150.0 million of such amount to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount to provide liquidity for the clearing operations of ICE Trust, and (iii) up to $50.0 million of such amount to provide liquidity for the clearing operations of ICE Clear U.S. We also have reserved $3.0 million of the $100.0 million available under our three-year revolving credit facility to be used to provide liquidity for certain of the clearing operations of ICE Clear Canada.

ICE Clear Europe has committed $100.0 million in cash as part of its guaranty fund, of which $50.0 million will be available on a priority basis only in the event a clearing member defaults and ICE Clear Europe has utilized all such clearing member’s other default resources to settle the position. The $50.0 million will be used before other funds in the guaranty fund are used. If additional cash is required to settle positions, then the remaining $50.0 million will be called pro-rata along with other non-defaulting ICE Clear Europe clearing members’ deposits in the guaranty fund. ICE Trust and ICE Clear Europe each have committed to provide identical arrangements for the default of a CDS clearing member totalling $50.0 million in each clearing house, $25.0 million of which is treated as a priority in a similar manner as ICE Clear Europe as described above. We have contributed $10.0 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2009 and we are obligated to increase the contribution up to $100.0 million in total to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period.

As part of the powers and procedures designed to backstop financial obligations in the event of a default, each of the clearing houses may levy assessments on all of their clearing members if there are insufficient funds available to cover a deficit following the depletion of all assets in the guaranty fund prior to such assessment. Except for at ICE Trust where the assessment rights are limited to the pre-default value of each clearing member’s default fund contribution, there is no limit on this assessment of each clearing member unless the clearing member has notified the clearing house that it is withdrawing as a clearing member. However, before the clearing member can withdraw from the clearing house, the clearing house can assess the clearing member an amount up to one or two times the initial amount of the clearing member’s guaranty fund balance to cover any remaining default.

Our clearing houses have an excellent track record of risk management. ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, TCC and ICE Trust and their predecessor companies, have never experienced an incident of a clearing member default which has required the use of the guaranty funds or assets of the clearing house.

Global OTC Markets

Our OTC markets comprise distinct energy and CDS markets. Our global energy markets are offered directly through our transparent, electronic platform, which offers real-time access to the liquidity in our markets — including the complete range of bids, offers, trades and volume posted for hundreds of cleared and bilateral contracts listed on our platform. Our electronic platform displays a live price ticker for all contracts traded in our OTC energy markets and provides information relating to each trade, such as the transaction price, the volume weighted average price and transacted volumes for each contract. We offer fast, secure and anonymous trade matching services, which, we believe, generally are offered at a lower cost compared to traditional means of execution.

Our electronic platform provides trade execution on the basis of extensive, real-time price data where trades are processed with accuracy and speed, and at minimal cost. We have designed our technology platform to ensure the secure, high-speed flow of data from trading desks through the various stages of trade processing. Qualified participants executing in our markets benefit from straight-through processing whereby trades are automatically confirmed and routed to back office departments and risk management systems. We believe that the broad availability of real-time OTC energy market access and data, together with the availability of cleared OTC contracts at the same price as bilateral products, has allowed us to achieve a critical mass of liquidity in our OTC markets. Historically, trades in the OTC commodities markets have been executed as bilateral contracts in which each counterparty bears the credit and/or delivery risk of the other. Our platform allows participants to pre-approve trading counterparties and establish trading parameters for each counterparty, thereby enforcing internal risk management policies and financial limits with each counterparty. If participants choose not to trade products on a cleared basis, they may set firm-wide limits on tenor (duration) and the total daily value of trades that its traders may conduct with a particular counterparty in a given market. Our OTC markets for CDS are operated separately by Creditex through voice brokers as well as through a proprietary electronic trade execution platform.

OTC Energy Products Overview

We offer market participants a wide selection of derivative contracts, as well as contracts for physical delivery of energy commodities, to satisfy their risk management and trading objectives. We offer trading in over 1,100 unique energy contracts as a result of the availability of various combinations of products, locations and strips — meaning the duration or settlement date of the contract. Excluding the strip element, over 41,200 unique contracts based on products and hub locations were traded in our OTC market in 2009. A substantial portion of the trading volume in our OTC markets relates to approximately 35-40 highly liquid contracts in North American natural gas, North American power, and global oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts, with decreasing liquidity for longer-dated contracts.

In February 2008, we acquired YellowJacket. YellowJacket is a technology firm that offers a range of trade management applications for the OTC broker and customer community, including interactive communications, trade negotiation, processing and submission. With YellowJacket, brokers and traders can aggregate and consolidate fragmented instant message-based communications, market data and transaction details on an integrated application.

In March 2007, we purchased the intellectual property rights to widely-used OTC natural gas price indexes, called NGI indexes, from Intelligence Press, Inc. While Intelligence Press has retained the rights to collect data, publish newsletters and charge its customers for such services, we have the exclusive right to charge and collect fees for those seeking license arrangements for the NGI indexes for use in clearing and settlement. We began exclusive trading on the NGI indexes in May 2009.

In July 2007, we acquired certain assets of ChemConnect Inc. ChemConnect is an electronic marketplace for the trading of OTC natural gas liquids and chemical products, including propane, ethane, ethylene, propylene and benzene. On the closing date of the acquisition, we transitioned the trading of these products to our electronic platform.

In March 2007, we entered into an agreement with NGX to form a technology and clearing alliance for the North American natural gas and Canadian power markets. Under the arrangement, the cleared and bilateral markets for North American physical natural gas and Canadian electricity operated by NGX and by us are offered together through our electronic trading platform, beginning in February 2008. In turn, NGX serves as the physical settlement facility for these products, in a process also referred to as physical clearance. We recognize a portion of transaction fee revenues generated by products traded and cleared under this arrangement. We also acquired the exclusive licensing rights to the benchmark NGX natural gas indexes, which became effective in March 2007.

OTC Cleared Energy Products Overview

We developed and introduced the concept of cleared OTC energy contracts in 2002, which provide participants with access to centralized clearing and settlement arrangements. Cleared OTC contracts are available for trading on the same screen and are charged the same execution fees as bilaterally traded contracts. As of December 31, 2009, we listed 275 cleared energy contracts, including 76 cleared natural gas contracts, 92 cleared power contracts and 94 cleared oil contracts, all of which are financially settled. Transaction and clearing fees derived from trade execution in cleared electronic OTC energy contracts were $283.3 million for the year ended December 31, 2009 and represented 91.6% of our total OTC energy transaction revenues during the year ended December 31, 2009, net of intersegment fees. This compares to $248.3 million for the year ended December 31, 2008 or 62.7% of our total OTC revenues for the year ended December 31, 2008.

The introduction of cleared OTC energy contracts has reduced bilateral credit risk and the amount of capital our participants are required to post on each OTC energy trade, as well as the resources required to enter into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. In addition, the availability of clearing for both energy OTC and futures contracts traded in our markets enables our participants to cross-margin their futures and OTC positions — meaning that a participant’s position in its futures or OTC trades may be offset against each other, subject to correlation and other risk management measures, thereby reducing the total amount of capital the participant must deposit with the futures commission merchant clearing members, known as FCMs. In order to clear transactions executed on our platform, a participant must therefore either be a member of the clearing house itself, or have an account relationship with a member firm or FCM. FCMs clear OTC transactions for participants in substantially the same way they clear futures transactions. Specifically, each FCM acts as the conduit for payments, such as margin and settlement, required to be made by participants to the clearing house, and for payments due to participants from the clearing house. There are 40 FCMs clearing OTC energy transactions in our markets.

In the past, we did not derive any direct revenues from OTC clearing and participants paid the clearing fees directly to a third party clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture clearing revenues associated with our global OTC segment, the amount of which will depend upon many considerations, including but not limited to transaction volume, pricing and new products.

Our cleared OTC contracts are available to voice brokers in our industry through our block trading facility. Block trades are trades executed in the voice broker market, typically over the telephone, and then transmitted to us electronically for clearing. We believe that our block trading facility is a valuable part of our cleared business as it serves to expand our open interest. As of December 31, 2009, open interest in our cleared OTC contracts was 16.2 million contracts in North American natural gas and power, and global oil, as compared to 9.1 million contracts as of December 31, 2008. Open interest refers to the total number of contracts that are currently open, in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment.

OTC Credit Products Overview

The most widely used type of credit derivative is a CDS that involves the transfer between two parties of credit risk related to fixed income instruments such as corporate debt securities. The buyer of the CDS contract, who owns the underlying credit or otherwise has a credit risk exposure to the writer of the credit, will make a payment or series of payments to the seller in return for protection against default, a credit rating downgrade or other negative credit event. CDS are principally used to hedge against the credit default of a particular reference entity. CDS are traded primarily in the OTC market.

In August 2008, we acquired Creditex, a market leader and innovator in the execution and processing of CDS, with markets spanning the United States, Europe and Asia. Creditex serves the most liquid segments of the traded OTC CDS market, including indexes and single-name instruments. Creditex is a leading dealer-to-dealer execution agent focused on facilitating trading in the global credit derivatives market and providing intermediary trading services for OTC credit derivative products. Creditex facilitates dealer-to-dealer execution of credit derivative transactions by providing voice, hybrid, and electronic trading services for dealers utilizing the Creditex RealTime trading platform. The Creditex RealTime trading platform connects buyers and sellers of credit derivatives and bonds and serves as a facilitator of price discovery. While the Creditex RealTime trading platform initially focused on the highly liquid CDS indexes, it has expanded to include electronic-trading of single-name CDS, emerging market CDS, highly liquid structured products, and most recently corporate bonds. RealTime’s functionality has been designed to be easy-to-use, highly scalable and easily integrated into dealers’ existing trading capture systems.

Dealers have the option of trading CDS electronically with no broker communication (electronic trading), calling their broker for market information and data but still transacting electronically (hybrid trading), or trading directly through their broker (voice trading). The market factors supporting voice trading include illiquid CDS markets where electronic price discovery is difficult, very large transactions, for which brokers can facilitate a trade with reduced market impact, and complex transactions. The market factors supporting hybrid trading include the unique trading preferences of individual traders, traders’ desire for a high level of customer service and traders’ needs for market information even in highly liquid markets. The market factors supporting electronic trading include mature CDS markets with significant liquidity which enable traders to directly access the market, transparent pricing given the availability of data, and fast and inexpensive access to markets.

The flexibility to provide voice, hybrid, or electronic trading solutions maximizes value for Creditex clients who can choose the trading solution that best suits their specific needs. While the majority of U.S. trades are still voice-brokered, electronic trading is the dominant trading means in the European market and has become an increasingly large portion of global trading.

ICE Processing (formerly T-Zero), a wholly-owned subsidiary of Creditex, operates an electronic platform, known as the ICE Link platform, that automates post-trade processing for the dealer-to-client and dealer-to-dealer segments of the CDS market. ICE Processing provides an industry-wide straight-through-processing platform for the dealertodealer and dealer-to-client market community. The ICE Link platform allows market participants to accurately capture and confirm trade details on the day of trade and to electronically deliver the information to downstream systems for confirmation and settlement. ICE Link is the most widely adopted post-trade processing platform for credit derivatives transactions.

We acquired TCC in March 2009 as part of our strategic plan to establish a global clearing solution for CDS. Since then, we have worked closely with regulators and market participants to develop a comprehensive central counterparty clearing solution designed to address the operational and risk management needs of the credit market, as well as to meet calls by regulators and policy makers for greater transparency, standardization and reduction of risk in the credit markets. Using technology and clearing systems developed at TCC, we launched the first North American CDS clearinghouse, ICE Trust, in March 2009. In July 2009, ICE Clear

Europe introduced clearing for European CDS, beginning with European CDS indexes and extending to CDS single names in December 2009. Since the inception of CDS clearing, our clearing houses have cleared over $4.6 trillion in notional value of CDS contracts through December 31, 2009. Of the trades submitted for clearing through year-end, approximately 92.6% of the notional value has been offset or netted, meaning that the remaining notional value of open interest in CDS contracts in our clearing houses totaled $338.4 billion.

We have established separate CDS risk pools for ICE Trust and ICE Clear Europe, including separate guaranty funds and margin accounts, meaning that our CDS positions are not combined with positions in our traditional futures and OTC clearing houses. In addition, we have implemented risk management systems designed specifically for CDS instruments, as well as an independent governance structure at both clearing houses. In December 2009, ICE Trust began clearing CDS for buy-side market participants and we expanded clearing to include single-name CDS contracts in both North America and Europe. Through our CDS clearing service, we are providing a common infrastructure to global CDS market participants within their respective regulatory jurisdictions while leveraging clearing systems and risk management processes already in use by the industry.

The CDS clearing model offered by ICE Trust and ICE Clear Europe follows several successful initiatives already underway within the industry to reduce systemic and operational risk. We have played a key role in these initiatives, including involvement in portfolio compression and credit event auctions, which we administer in conjunction with Markit Group Limited, or Markit. Credit event auctions have been relied upon by market participants for the orderly settlement of credit derivative instruments referencing more than 70 defaulted entities, including Fannie Mae, Lehman Brothers and General Motors.

Market Data Services

ICE Data is our Market Data Services division which manages information services for our OTC markets, ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada. In addition, ICE Data provides a number of other information services.

ICE Data- OTC

Through ICE Data, we generate market information and indexes based primarily upon auditable transaction data derived from actual bid and offer postings and trades executed in our markets. Therefore, this information is not affected by subjective estimation or selective polling, the methodologies that are prevalent in the OTC markets. Each trading day, we deliver proprietary market data directly from our OTC market to the desktops of thousands of market participants.

ICE Data publishes ICE daily indexes for our spot natural gas and power markets with respect to over 100 of the most active gas hubs and over 40 of the most active power hubs in North America. ICE Data transmits our daily indexes via e-mail to approximately 10,000 energy industry participants on a complimentary basis each trading day.

The ICE Data end of day report is a comprehensive electronic summary of trading activity in our OTC energy markets. The report features indicative price statistics, such as last price, high and low price, total volume, volume-weighted average price, bid and offer, closing bid and closing offer, for all natural gas and power contracts that are traded or quoted on our platform. This information is sold as various subscription-based products. Also, for both our futures and OTC markets, we offer view only access to market participants who are not active traders, but who still desire access to real-time prices of physical and financial energy derivative contracts.

ICE Data’s market price validation, or MPV, service provides independent, consensus forward curve and option values for long-dated global energy contracts on a monthly basis. On the last business day of each month,

MPV service participant companies, representing the world’s largest energy and commodities trading entities, submit their month-end forward curve and option prices for over 500 global commodity contracts. MPV service participants use these consensus values to validate internal forward curves, mark-to-market their month-end portfolios and establish profit and loss valuations in accordance with the Financial Accounting Standard Board and the International Accounting Standards Board’s recommendations concerning the treatment and valuation of energy derivative contracts.

ICE Data- Futures

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

Our Participant Base

Futures Business Participant Base

Participants of ICE Futures Europe include representatives from segments of the underlying industries served by our energy markets, including, among others, the oil, gas and power industries. Participants currently trade in our energy futures markets, either directly as members or through an ICE Futures Europe member. The participant base in our energy futures business is globally dispersed, although we believe a significant proportion of our participants are concentrated in major financial centers in North America, the United Kingdom, Continental Europe and Asia. We have obtained regulatory clearance or received legal advice confirming that there is no legal or regulatory impediment for the location of screens for electronic trading in our energy futures markets in 55 jurisdictions for ICE Futures Europe, including the United States, the United Kingdom, Singapore, Dubai and all of the member countries of the European Economic Area. Like our OTC participant base, the participant base in our energy futures business has grown significantly since we acquired ICE Futures Europe in 2001. Memberships in our energy futures markets totaled 160 member firms as of December 31, 2009 compared to 148 members as of December 31, 2008.

The five most active clearing members of ICE Futures Europe, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 54.9%, 65.5% and 57.7% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2009, 2008 and 2007, respectively. Revenues from one member accounted for 21.7%, 19.7% and 18.2% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2009, 2008 and 2007, respectively. Revenues from two other members accounted for 10.1% and 8.6% of our energy futures business revenues, net of intersegment fees for the year ended December 31, 2009, 17.0% and 14.3% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2008 and 14.8% and 10.7% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2007. A substantial part of the trading activity of these participants typically represents trades executed on behalf of their respective clients, rather than by the firm for their own account. If a clearing member ceased its operations, we believe that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member in each of our futures exchanges. The increase in the concentration of clearing member revenues, including for the other futures exchanges discussed below, was partially driven by consolidation within the FCM community that took place in 2008 and 2009.

Trades in our energy futures markets may only be executed in the name of an ICE Futures Europe member for its own or others’ accounts. To become an ICE Futures Europe member, an applicant must complete an application form, undergo a due diligence review, be approved by an appropriately authorized approval committee and execute an agreement stating that it agrees to be bound by ICE Futures Europe rules. All energy futures trades executed on our electronic platform are overseen by or attributable to “responsible individuals.” Each member may register one or more responsible individuals who are responsible for trading activities of both the member and the member’s customers, who order route their trading activity through a member’s responsible individual and who are accountable to ICE Futures Europe for the conduct of trades executed in the member’s name. As of December 31, 2009, there were over 2,750 responsible individuals registered in our energy futures market.

ICE Futures U.S.’s trading members include representatives from segments of the underlying industries served by our agricultural and financial markets, including, among others, the sugar, coffee and cotton industries. We believe that our existing liquidity and the history of ICE Futures U.S.’s predecessors in trading these commodity products for over 130 years has enabled the development of our strong industry relationships. A trading membership in ICE Futures U.S. enables the holder to trade any of the exchange’s futures and options contracts. ICE Futures U.S. also issues trading permits that allow the holder to trade a specified category of products, such as options or financial contracts. To gain membership status, a person must meet the eligibility requirements of ICE Futures U.S. All floor brokers and floor traders must be appropriately registered under CFTC regulations and must be guaranteed by an ICE Clear U.S clearing member.

ICE Futures U.S. offers its screens in 28 jurisdictions. Traders in these futures markets include hedgers, speculators and investors. Hedgers are commercial firms that trade futures and options to reduce their price risk exposure in the cash market, protect their profit margins and assist in business planning. Investors and speculators, who seek to profit from fluctuating prices, typically place orders through FCMs, or through introducing brokers, who have clearing relationships with FCMs. Investors also participate in the markets by pooling their funds with other investors in collective investment vehicles known as commodity pools, which are managed by commodity pool operators and commodity trading advisors. The CFTC requires commodity professionals to be registered by the National Futures Association — a CFTC-designated futures association that is charged with enforcing ethical, financial and customer protection standards in the futures industry.

The five most active clearing members of ICE Futures U.S., which handle cleared trades for their own accounts and on behalf of their customers, accounted for 37.0%, 40.4% and 38.4% of ICE Futures U.S. business revenues, net of intersegment fees, for the years ended December 31, 2009, 2008 and for the period from January 12, 2007 to December 31, 2007, respectively. Revenues from two members accounted for 13.1% and 6.9% of our ICE Futures U.S. business revenues, net of intersegment fees, for the year ended December 31, 2009 and accounted for 12.3% and 11.2% of our ICE Futures U.S. business revenues, net of intersegment fees, for the year ended December 31, 2008. No members accounted for more than 10% for the period from January 12, 2007 to December 31, 2007.

ICE Futures Canada’s market participants include representatives from companies that hedge their cash products in the markets, including international grain companies, feed lots, and food processors, as well as FCMs and liquidity providers. Individuals and companies can access ICE Futures Canada’s markets by registering as participants with ICE Futures Canada, or trading through a registered participant. To gain participant status, a company or individual submits standard written application/agreement forms and must meet the criteria applicable to the category of registration requested. All FCMs must be appropriately registered with the statutory regulatory authority in their home jurisdiction and any self-regulatory organizations required by their statutory regulatory authority. All entities that have direct trading status must be cleared by a registered clearing participant of ICE Clear Canada.

ICE Futures Canada has approval to allow trading directly in its marketplace on screens in Canada, other than in the province of Québec, and in the United States through a No-Action letter issued by staff of the CFTC dated December 2004. Trading is permitted in the United Kingdom pursuant to a reliance on the overseas persons exemption.

The five most active clearing members of ICE Futures Canada, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 60.5%, 60.6% and 51.6% of ICE Futures Canada business revenues, net of intersegment fees, for the years ended December 31, 2009 and 2008, and for the period from August 27, 2007 to December 31, 2007, respectively. Revenues from two members accounted for 16.8% and 15.0% of ICE Futures Canada revenues for the year ended December 31, 2009, accounted for 13.1% and 13.0% of ICE Futures Canada revenues for the year ended December 31, 2008 and accounted for 13.2% and 11.4% of ICE Futures Canada business revenues for the period from August 27, 2007 to December 31, 2007.

OTC Business Participant Base

Pursuant to the Commodity Exchange Act, our global OTC energy markets are principals-only markets, designed for professional traders or other commercial market participants. Stringent requirements apply to participants, which include some of the world’s largest energy companies, financial institutions and other active contributors to trading volume in global commodities markets. They include oil and gas producers and refiners, power stations and utilities, chemical companies, transportation companies, banks, funds and other energy market participants. Our participant base is global in breadth, with thousands of participants located in 25 countries. The five most active trading participants together accounted for 14.6%, 15.4% and 17.8% of our OTC business revenues, net of intersegment fees, during the years ended December 31, 2009, 2008 and 2007, respectively. No participant accounted for more than 10% of our OTC energy business revenues for the years ended December 31, 2009, 2008 or 2007.

Trading in our OTC energy markets is available to a participant that qualifies as an eligible commercial entity, as defined by the Commodity Exchange Act and rules promulgated by the CFTC. Eligible commercial entities must satisfy certain asset-holding and other criteria and include entities that, in connection with their business, incur risks relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as financial institutions that provide risk management or hedging services to those entities. In May 2008, Congress passed legislation to increase regulation of OTC markets as part of the Farm Bill. The legislation requires that OTC electronic trading facilities assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability limits, over contracts that serve a significant price discovery function. In July 2009, the CFTC deemed that our Henry Hub natural gas contact served a significant price discovery function, and presently the CFTC has requested public comment on whether an additional 35 of our OTC energy contracts serve a significant price discovery function. Pursuant to Farm Bill and CFTC regulations, the Henry Hub natural gas swap is regulated similar to a futures contract with position limits and large trader reporting. See “— Regulation” below.

We require each qualified participant to execute a standard participant agreement, which governs the terms and conditions of its relationship with each participant and grants the participant a non-exclusive, non-transferable, revocable license to access our electronic trading platform. We expect that any future services that we may introduce will also be covered by our participant agreement, as we generally have a unilateral right to amend the terms of our participant agreement with advance notice. As the OTC markets mature and conventions change, our participant agreement provides us with considerable flexibility to manage our relationship with market participants on an ongoing basis.

The user base of Creditex’s RealTime electronic CDS trading platform is comprised of proprietary and bond trading desks at major international sell-side institutions. Clients of ICE Link’s post-trade confirmation and processing platform include most major CDS market participants on both the buy-side and sell-side, and its post-trade processing services is used by inter-dealer brokers. Users of both the Creditex and ICE Link platforms must meet applicable jurisdictional and regulatory requirements before being provided with access to the platforms.

ICE Trust currently has 13 clearing members. Clearing members at launch were Bank of America, Barclays, Citi, Credit Suisse, Deutsche Bank, Goldman Sachs, J.P. Morgan, Merrill Lynch, Morgan Stanley, and UBS. HSBC and Royal Bank of Scotland joined ICE Trust in May 2009 and BNP Paribas joined in September 2009. ICE Clear Europe also has 13 CDS members. Clearing members at launch were Bank of America, Barclays, Citi, Credit Suisse, Deutsche Bank, Goldman Sachs, HSBC, J.P. Morgan, Morgan Stanley, and UBS. Royal Bank of Scotland became a clearing member of ICE Clear Europe in August 2009 and BNP Paribas and Nomura joined in December 2009.

As neutral and independent clearing houses, all qualified buy-side and sell-side CDS market participants have the ability to access ICE Trust and ICE Clear Europe either directly or indirectly through clearing members. Membership is available to institutions that meet the financial and other eligibility standards set forth in the clearing house rules. Each member firm provides ICE Trust and/or ICE Clear Europe with authority to obtain their respective transaction information for the purpose of facilitating the novation of its CDS contracts that are warehoused within The Depository Trust & Clearing Corporation. For those firms that do not meet the membership criteria or do not wish to become members, our buy-side clearing solution provides for indirect clearing in North America, and in the near-term in Europe, subject to regulatory approval.

Market Data Participant Base

Our market data revenues are derived from a diverse customer base including the world’s largest commodity companies, leading financial institutions, proprietary trading firms, natural gas distribution companies and utilities, hedge funds and private investors. From an OTC perspective, a large proportion of our market data revenues are derived from sales of market data to companies executing trades on our platform. We also continue to see an increasingly diverse and expanding list of non-participant companies purchasing our data and subscribing to view-only screens. The primary customer base for our futures market data are market data redistributors such as Bloomberg, CQG, Interactive Data Corporation and Reuters, who redistribute our real-time pricing data and remit to us a real-time exchange fee based on the user’s access to our data. For both OTC and futures market data, end users include corporate traders, risk managers, individual speculators, consultants and analysts. No participant accounted for more than 10% of our market data revenues for the years ended December 31, 2009, 2008 or 2007.

Product Development

We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process that is part of our daily operations. We are continually developing, evaluating and testing new products for introduction into our futures and OTC markets. Our goal is to create innovative solutions in anticipation of, or in response to, changing conditions in the derivatives markets to better serve our participant base. The majority of our product development relates to evaluating new contracts or markets. We generally are able to develop and launch new OTC contracts for trading within a number of weeks. New contracts in our futures markets must be reviewed and approved as needed by the FSA, the CFTC, the MSC or possibly other foreign regulators. We do not incur separate, identifiable material costs in association with the development of new products—such costs are embedded in our normal costs of operation.

While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships to identify opportunities to develop meaningful new products and services. If we believe our success will be enhanced by collaboration with a third party, we will enter into a licensing arrangement or other strategic arrangement. In support of our product development goals, we rely on the input of our user community, product management, clearing, technology and sales teams, who we believe are well positioned to discern and anticipate our participants’ needs.

Technology

Technology is a key component of our business strategy, and we regard technology as crucial to our success. We design, build and operate the majority of our own software systems and believe that having control over our technology allows us to be more responsive to the needs of our customers, better support the dynamic nature of our business and deliver the highest quality markets and data. Our systems are built using state-of-the-art software technologies, including modern programming languages, component-based architectures, and a combination of leading-edge open source and proprietary technology products. We leverage proven industry standards from leading hardware, software and networking providers, as well as employ emerging technologies that we believe will give us a competitive edge in technology development. We take a customer focused, iterative and results-driven approach to software design and development that allows us to deliver innovative, high quality solutions quickly and effectively.

We recruit talented individuals and we foster a culture of entrepreneurship, innovation, customer service and results. Our electronic platform is designed, built and operated by our personnel. As of December 31, 2009, we employed a team of 350 experienced technology specialists including; product managers, project managers, system architects, software developers, network engineers, security specialists, performance engineers, systems and quality analysts, database administrators, website designers, helpdesk and support personnel.

ICE Trading Platforms

Trading Platform

At the core of our trading business are our electronic trading platforms. Our primary platform supports all of our futures exchanges as well as our OTC energy marketplace. Our credit products are offered electronically via Creditex’s proprietary RealTime trading platform.

Our primary platform, the ICE trading platform, supports functionality for trading in bilateral and cleared OTC markets, and in futures and options markets. For futures products, the platform supports a myriad of order types, matching algorithms, price reasonability checks, inter-commodity spread pricing and real-time risk management. In addition, we have developed a multi-generation implied matching engine that automatically discovers best bid and offer prices throughout the forward curve. For OTC products we also support bilateral trading with real-time credit risk management between counterparties by commodity and company. We also offer brokers a facility to block trades for all their products. Our core functionality is available on a single platform for most products we offer electronically, rendering it highly flexible and straight forward to maintain. As a result, enhancements made for one product can easily be propagated to other products.

Trading Platform Performance

Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. Our platform delivers one of the fastest round-trip transaction times in the commodity markets, with average transaction times today of under two and one half milliseconds in our futures markets, and a blended average of three milliseconds for futures and OTC markets.

In our business, latency performance is not only measured in average time, but also in the percentage of outliers—particularly during peak trading periods. We define outliers as any request taking over twenty milliseconds. These outlier metrics characterize the consistency of the platform’s performance. Not only is our platform fast, it is also consistent, with better than 99% of transactions completing in less than twenty milliseconds during the busiest of trading periods. Our platform is also highly reliable, having achieved greater than 99.9% availability during 2009. Planning for capacity, performance and reliability is something we take very seriously and has become a core competency. We continually run benchmark tests and monitor our production systems to make adjustments as necessary in order to insure that our systems can handle approximately two to three times our peak transactions in our highest volume products.

WebICE

Connectivity to our trading platform for our futures and OTC energy markets is available through our web-based front-end, multiple ISVs and APIs. We provide secure access to our electronic platform via our front-end, WebICE. WebICE serves as a customizable, feature rich front-end to our trading platform. WebICE also provides an easy-to-use and easily accessible front-end for the entire suite of futures and OTC energy products we offer. Participants can access our platform globally via the Internet by logging in via our website homepage. Our platform can be accessed using a number of operating systems, including Microsoft Windows 7, Vista, 2000/XP, Linux and Mac OS. Over 8,000 users globally access our electronic platform each trading day via WebICE.

Application Programming Interfaces (APIs)

We selectively offer participants use of APIs, which allow developers to create customized applications and services around our electronic platform to suit their specific needs. Participants using APIs are able to link their own internal computer systems to our platform and enable algorithmic trading, risk management, data services, and straight through processing. Our APIs also enable ISVs to adapt their products to our platform, thereby offering our participants a wide variety of front-end choices in addition to our WebICE interface.

We offer the following APIs for direct access customers and ISVs:

•

Order Routing — The order routing specification is based on the industry standard Financial Information eXchange, or FIX protocol. The FIX message specification is fully compliant with the standard protocol.

•	Market Data — We offer a light weight, technology platform independent market data feed called iMpact. This feed provides full depth of book and can be used by both trading clients and Quote vendors.

•	Trade Capture — We currently offer a FIX-based API to capture all trades done by a given company for all of our products which can be used by firms to manage position and risk of their participants.

•	OTC — For OTC energy products that have complex bilateral and cleared trading requirements, we offer a Java-based API which can be used to trade these products on the trading platform.

Creditex

For OTC credit products, Creditex’s proprietary RealTime trading platform connects buyers and sellers of credit derivatives, including single-name CDS, emerging market CDS, and structured products and bonds, and serves as a facilitator of price discovery. RealTime’s easy-to-use functionality is highly scalable and quickly integrates into dealers’ existing trading systems. The RealTime platform technology can easily accommodate enhancements and add-ons in order to support additional products and rapidly respond to market demands for new functionality. The platform also serves as the centralized electronic site for accessing credit event fixings and credit event auctions for the CDS marketplace. ICE Link is an API-based affirmation platform that is connected to most of the major buy-side, sell-side and inter-dealer participants within the credit derivatives market. ICE Link offers three services that are available both via its API and its own user interface, including dealer-to-client trade affirmation, electronic connectivity to downstream operational vendors, and straight-through-processing services for inter-dealer and dealer-to-client execution platforms and dealer-to-client trade affirmation.

Clearing Systems Technology

A broad range of trade management and clearing services are offered through our clearing houses. As with the trading system, we design, develop, operate and license, as appropriate, significant portions of our clearing technology. The core clearing system used at ICE Clear U.S., Extensible Clearing System, or ECS, supports open and delivery position management, real-time trade and post-trade accounting, risk management (daily and intra-day cash, mark-to-market/option premium, and initial margin using the CME SPAN® algorithm), collateral management, daily settlement and banking. ECS is a state-of-the art system offering open, Internet-based connectivity and integration options for clearing member access to user and account management, position reporting and collateral management. ECS also has an extensive reporting system which delivers on-line access to daily and historical reports in multiple formats, as well as an extensive currency delivery system to manage the delivery and payment of currency settlements. As with the trading platform, we take a proactive approach to enhancing the reliability, capacity and performance of our clearing systems.

Our Post Trade Management, or PTMS, systems provide real-time trade processing services enabling clearing members to offer real-time risk management services. We offer real-time trade confirmations of trades booked for clearing over standard FIX API and support a multitude of post trade management functions including trade corrections, adjustment, position transfers, average pricing and give up processing.

ICE Clear Europe currently licenses clearing technology and does not currently use ECS and PTMS. We plan to transition ICE Clear Europe to ECS and PTMS in the future to fully implement our proprietary clearing technology.

Clearing Risk Technology

A core component of our clearing houses is risk management of clearing firm members. We enforce rigorous risk mitigation policies, covering market, liquidity, credit and operational risk. The risk teams at each of our clearing houses set margin rates and monitor on-hand collateral of its clearing members. Our risk system provides analytical tools to determine margin, to determine credit risk, and monitor risk of the clearing members. The risk system also monitors trading activities of the clearing members.

YellowJacket Ad-Hoc OTC Communication and Negotiation

YellowJacket is a peer-to-peer communication and negotiation application designed to meet the advanced needs of OTC traders and brokers in the futures, swaps, and complex, structured options markets. YellowJacket integrates with multiple instant messaging, or IM, networks, and transforms ad-hoc messages into actionable market data that can be fed into pricing and risk management systems, allowing participants to make better decisions with more speed and accuracy. Brokers may rely on YellowJacket for tools for contact organization and quote distribution. Negotiated trades can be easily blocked into our clearing systems. The YellowJacket application meets the strict security, reliability, data control and compliance requirements of the most demanding firms.

Data Centers, Global Network and Distribution

We offer a state-of -the art hosting center in Chicago, Illinois and maintain a disaster recovery site for our technology systems in Atlanta, Georgia. We offer access to our electronic markets through a broad range of interfaces including dedicated lines, server co-location data centers, telecommunications hubs in the United States, Europe and Asia, and directly via the Internet. The ICE global network consists of high speed dedicated data lines connecting data hubs in New York, Atlanta, Chicago, London and Singapore with the exchange’s and clearing houses’ primary and disaster recovery data centers. This network offers customers an inexpensive, high speed, high-bandwidth solution for routing data between these hub locations and to the primary and secondary data centers.

In addition to our global network, the accessibility of our platform through the Internet differentiates our markets and serves to attract liquidity in our markets. As of the fourth quarter of 2009, there was an average of 11,500 simultaneous active connections daily during peak trading hours. One active connection can represent many individual traders. In addition, we have 42 order routing and 31 trade capture conformed ISVs interfacing to our trading platform. As a result, we have the potential to attract thousands of additional participants who may trade in our markets through ISVs or through our own front-end. Many ISVs present a single connection while facilitating numerous individual participants actually entering orders and trading on our exchange.

We offer server co-location space at our data centers to all of our customers. This service allows customers to deploy their trading servers and applications which virtually eliminate data transmission latency between the customer and the exchange. This service is especially attractive to high velocity traders interested in the lowest latency possible. The combination of our easy to use trading and data APIs, rapid trade execution and co-location services enables us to attract algorithmic traders, which are growing liquidity contributors in many of our markets.

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

We use a remote data center to provide a point of redundancy for our trading technology. Our back-up disaster recovery facility fully replicates our primary data center and is designed to provide continuity of our operations in the event of external threats, unforeseen disasters or internal failures. Our primary data center continuously collects and saves all trade information and periodically transmits it to our disaster recover site. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage.

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

Our Principal Competitors

Currently, our principal competitors include exchanges such as the CME Group Inc., or CME, the New York Mercantile Exchange, or NYMEX, which is owned by the CME, and London International Financial Futures and Options Exchange, or LIFFE, which is now part of NYSE Euronext. In addition, we currently compete with voice brokers active in the OTC commodities and credit derivatives markets, other electronic trading platforms for derivatives, clearing houses and market data vendors.

Competition in our Futures Business

In our energy futures business, ICE Futures Europe, we currently compete with global exchanges such as CME and European natural gas and power exchanges, such as the European Energy Exchange. Other exchanges may, in the future, offer trading in contracts that compete with our exchanges. In addition, the recent consolidation in the industry and development of industry alliances has resulted in a growing number of well-capitalized trading services providers that compete with all or portions of our business.

ICE Futures U.S. faces competition from traditional exchanges as well as from new entrants to the derivatives exchange sector. ICE Futures U.S. is a leading U.S. commodity futures exchange, with volume surprising 360,000 contracts per day. The CME, the largest derivatives exchange in the United States with 98% market share of all futures traded, competes with ICE Futures U.S. in its markets for agricultural commodities, foreign currency and equity index contracts.

ICE Futures U.S. also faces competition abroad from NYSE Liffe, a unit of NYSE Euronext. Currently, ICE Futures U.S. competes directly with NYSE Liffe in the cocoa, sugar and coffee markets. ICE Futures U.S. also competes on a limited basis with other exchanges such as the Tokyo Grain Exchange and the Brazilian Mercantile and Futures Exchange.

ICE Futures Canada competes primarily with NYSE Liffe’s rapeseed contract and, to a lesser extent, the Australian Securities Exchange’s canola futures contract.

In addition to competition from derivative exchanges that offer commodity products, our futures business also faces competition from other exchanges, electronic trading systems, third party clearing houses, FCMs and technology firms.

Competition in Our OTC Business

Certain financial services or technology companies, in addition to the competitors named above, have entered the OTC electronic trading services market. Additional joint ventures and consortia could form, or have been formed, to provide services that would potentially compete with certain services that we provide. Others may acquire the capacity to compete with us through acquisitions. If we expand into new markets in the future, we could face significant competition. Creditex competes with other large inter-dealer brokers in the credit derivative market, including GFI Group Inc., Tullet Prebon plc and ICAP plc.

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

Additionally, in May 2006 and August 2007, respectively, we received two U.S. patents that are jointly owned with NYMEX covering various aspects of an implied market trading system. The joint patents cover methods and computer-based trading systems for implying spread markets from multiple real or implied spread markets. In addition, we received a U.S. patent in May 2009 covering methods and systems for offset and contingent trading transactions. We also received, by way of Creditex, a U.S. patent covering methods and systems for an online credit derivative trading system. This Creditex patent was issued in September 2009. In December 2009, we received two Notices of Allowance from the U.S. Patent Office indicating that two of our patent applications will issue as patents. One of the newly allowed patent applications covers methods and systems for settling OTC transactions. The other newly allowed patent application covers methods and systems for an online credit derivative trading system, which methods and systems include additional features to the patent received by Creditex in September 2009.

We cannot guarantee that the Togher patents, any of the aforementioned patents we have already acquired, or any other patents that we may license or acquire in the future, are or will be valid and enforceable.

We also have several U.S. and foreign patent applications pending, including with respect to our electronic trade confirmation service, our ICEMaker system, our LPAS (Clearing Member Large Position Alert System) system, and our trading data protection system. Creditex has several U.S. and foreign patent applications pending with respect to its RealTime electronic trading platform, its multi-lateral netting service, as well as with respect to its ICE Link electronic post-transactional confirmation, novation, affirmation, and processing platform. QW Holdings, LLC, an entity in which Creditex holds a 50.1% equity ownership, has a U.S. patent application pending with respect to its Q-WIXX electronic trading platform for large portfolio credit derivative transactions. YellowJacket also has several U.S. and foreign patent applications, covering its system for parsing data messages to extract relevant market data, and covering its system for converting non-cleared transactions into cleared transactions suitable for listing and clearing via a clearing house. We can provide no assurance that any of these applications will result in the issuance of patents.

We have numerous U.S. and foreign trademarks and registrations covering the various products and services provided by our business and/or by the businesses of our subsidiaries, including but not limited to: IntercontinentalExchange, IntercontinentalExchange + design, ICE, ICE + design, ICE Data, ICE Futures, WebICE, eConfirm, ICEMaker, ICE Clear, ICE Clear U.S., ICE Clear Canada, ICE Clear Europe, ICE Futures U.S., ICE Futures Canada, ICE Futures Europe, ICE Link, ICE Trust, ICE Trust U.S., Creditex, Q-WIXX, Sweet and Sour Spreads, WAVE, B-Wave, Coffee “C”, Sugar No. 11, Cotton No. 2, the U.S. Dollar Index and USDX.

ICE Futures U.S. holds exclusive licenses to use various trademarks of Russell for futures and options contracts and an exclusive license to list and trade futures and options contracts on the NYSE Composite Index. In addition, ICE Futures U.S. holds an exclusive license with Reuters America, LLC to list and trade futures and options contracts on the Reuters Jefferies CRB Futures Price Index and the Continuous Commodity Index.

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

Sales

As of December 31, 2009, we employed 171 full-time sales personnel, including brokers. Our global sales team is managed by a futures industry sales and marketing professional and is comprised primarily of former brokers and traders with extensive experience and established relationships within the derivatives trading community. Since our futures and OTC business is regulated, we also employ sales and marketing staff knowledgeable with respect to the regulatory constraints upon marketing in this field.

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

We use a cross-promotional sales and marketing team for our futures and OTC businesses. We believe this approach is consistent with, and will provide more effective support of, the underlying emphasis of our business model — an open architecture with flexibility that allows us to anticipate and respond rapidly to customers and evolving trends in the markets for trading and risk management, while maintaining separate markets on a regulatory basis.

We typically pursue our marketing goals through a combination of on-line promotion through our website, third party websites, e-mail, advertising, one-on-one client relationship management and the hosting of customer forums and events. From time to time, we also provide commission rate discounts of limited duration to support new product launches. We participate in a number of domestic and international trade shows, conferences and seminars regarding futures, options on futures and OTC markets and other marketing events designed to inform market participants about our products and services, including educational and training services.

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

Employees

As of December 31, 2009, we had a total of 826 employees, with 253 employees at our headquarters in Atlanta, 316 in New York, 155 in London and a total of 102 employees across our Winnipeg, Houston, Chicago, Singapore and Calgary offices.

Business Continuity Planning and Disaster Recovery

We maintain comprehensive business continuity and disaster recovery plans and facilities to provide continuous availability in the event of a business disruption or disaster.

Planning

We maintain incident and crisis management plans that address how we would respond to a crisis event at any of our locations worldwide. We are committed to continuously understanding and evaluating business risks and their impact on operations, providing training to employees and performing exercises to validate the effectiveness of our plans by participating in industry sponsored disaster recovery and business continuity exercises. We have invested in technology that will allow us to manage incidents, track results and continuously update our crisis management plans.

Data Centers

We use a remote data center to provide a point of redundancy for our trading technology. Our back-up facility fully replicates our primary data center and is designed to ensure the uninterrupted operation of our electronic platform’s functionality in the face of external threats, unforeseen disasters or internal failures. In the event of an emergency, participants connecting to our electronic platform can be routed to the back-up facility. Our primary data center continuously collects and saves all trade information and periodically transmits it to our back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage. In the event that we were required to complete a changeover to our back-up disaster facility, we anticipate that our platform would experience less than three hours of down time. Our primary data center is currently located in Chicago, Illinois. We currently maintain a disaster recovery hot-site in a secure Tier-4 data center in Atlanta, Georgia.

People

Office facilities are protected against physical unavailability via our incident management plans. Dedicated business continuity facilities in Atlanta, New York and London are maintained for employee relocation in the event that a main office is unavailable. Incident management plans place a priority on the protection of our employees.

Regulation

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. With respect to the ICE Futures Europe products, we have permission to allow screen based access to our platform from 55 jurisdictions. With respect to the ICE Futures U.S. products, we have permission to allow screen based access to our platform from 28 jurisdictions. With respect to the ICE Futures Canada products, we have permission in Canada (except the province of Québec), and the United States and are able to facilitate trading under a statutory exemption in the United Kingdom. In light of recent events in the broader financial markets, we anticipate that our markets will continue to be the subject of enhanced legislative and regulatory scrutiny. We expect additional regulatory and legislative changes in our markets and some of these changes could adversely affect our business. Please refer to the “Risk Factors” section below for a description of these regulatory and legislative risks and uncertainties.

Regulation of Our OTC Business in the United States

We operate our OTC energy electronic platform as an exempt commercial market under the Commodity Exchange Act and regulations of the CFTC. We are subject to CFTC regulation with respect to the majority of contract volume conducted in these markets pursuant to provisions of the 2008 Farm Bill, as described below. For contracts that serve a significant price discovery function, like our Henry Hub natural gas contract, which accounts for 63.6% of our OTC energy contract volume, our markets are subject to regulation that is equivalent to the regulation that would apply to a futures contract traded on a designated contract market. Where contracts are not deemed to be significant price discovery contracts, meaning that the contract is not significant enough to be relied upon for price discovery, we are not subject to direct CFTC regulation, but do have to comply with certain reporting, data access, and record keeping obligations to and for the CFTC. Markets that do not meet the definition of price discovery are typically illiquid and not subject to large volumes of trading.

In our energy markets, our OTC participants must qualify as eligible commercial entities, as defined by the Commodity Exchange Act, and each participant must trade for its own account, as a principal. Eligible commercial entities include entities with at least $10 million in assets that incur risks (other than price risk) relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as entities that regularly purchase or sell commodities or related contracts that are either (i) funds offered to participants that do not meet specified sophistication standards that have (or are part of a group of funds that collectively have) at least $1 billion in assets, or (ii) other types of entities that have, or are part of a group that has, at least $100 million in assets. We have also obtained orders from the CFTC permitting us to treat floor brokers and floor traders on U.S. exchanges and ICE Futures Europe as eligible commercial entities, subject to their meeting certain requirements.

In May 2008, Congress passed legislation to increase regulation of OTC energy markets as part of the Farm Bill. The legislation requires that OTC electronic trading facilities assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability limits, over contracts that serve a significant price discovery function. In July 2009, the CFTC determined that our Henry Hub natural gas contact served a significant price discovery function. In October, we certified compliance with the new regulations. As result, we are required to provide daily trade information to the CFTC, publish volume and open interest on our website and place position limits on the Henry Hub natural gas contract. The position limits will take effect at the expiration of the February 2010 contract in January 2010. In September and October 2009, the CFTC issued notices of intent to consider whether 35 of our power, oil, and natural gas contracts serve a significant price discovery function.

For contracts that do not serve a significant price discovery function, we are required to comply with access, reporting and record-keeping requirements of the CFTC. These obligations include:

•	reporting to the CFTC certain information regarding transactions in products that are subject to the CFTC’s jurisdiction and that meet certain specified trading volume levels;

•	reporting to the CFTC certain large trader position information for our cleared OTC natural gas markets pursuant to special calls issued by the CFTC; and

•	recording and reporting to the CFTC complaints that we receive of alleged fraud or manipulative trading activity related to certain of our products.

In July 2009, the CFTC held hearings on revising the position limit structure for energy markets, and in January 2010 published proposed rules regarding a new CFTC administered position regime that would apply to certain energy contracts. Presently, exchanges set position limits on energy contracts in the last three days prior to contract expiration, while position accountability levels apply for the rest of the contract’s trading cycle. Position limits are hard limits — traders cannot exceed a position limit without an exemption. A trader can exceed a position accountability level without an exemption, but the exchange can order the trader to reduce their position. The revisions being discussed by the CFTC would include position limits set by the CFTC both for the final three days of expiration and the rest of the contract’s trading cycle. Under the proposal, the “all month” and “single month” position limits under consideration will be placed on an aggregate basis across all exchanges (i.e., a trader could only hold a certain amount of contracts across all exchanges). The all months position limits will be set at 10% of open interest for the first 25,000 contracts (all contracts are aggregated in a commodity class across exchanges) plus 2.5% of open interest above 25,000 contracts. The single month position limit will be two-thirds of the all months limit. Individually, traders will be subject to a concentration limit on any exchange whereby they cannot exceed 30% of the exchange’s all months open interest in all months or 20% of the exchange’s all months open interest in any single month. Also, hedge exemptions will be more limited. For example, a commercial firm with a hedge exemption from an aggregate limit will not be able to hold a speculative position outside of the spot month. Similarly, a bank that seeks a swaps dealer risk management position will not be able to hold a speculative position outside of the spot month. These changes could reduce trading activity on our markets. The CFTC has established a comment period with respect to these revisions that extends through April 2010.

On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009. This legislation proposes to significantly regulate OTC markets which have heretofore not been subject to regulation. For example, under this new legislation, our OTC market will be forced to register as a swaps execution facility, which would subject more of our contracts to futures like regulation. Our traders, especially hedge funds and banks, could be subject to higher capital requirements or subject to registration requirements. In addition, the new legislation requires trades to be exchange traded and cleared. While this could benefit us, the mandatory exchange trading and clearing requirements could burden our participants and ultimately decrease participation in our markets. Finally, the legislation would mandate that our clearing house open access to other OTC exchanges. This could lessen the value of our OTC markets and clearing houses. The U.S. Senate is considering its own legislation, with the Senate Banking Committee and Senate Agriculture Committee drafting additional versions of market reform.

Creditex Brokerage LLP, a subsidiary of Creditex, is authorized and regulated by the FSA to operate the Creditex RealTime platform in the United Kingdom and facilitate the conclusion of transactions of credit derivative instruments and bonds in such location. It has FSA regulatory approval to deal as riskless principal or agent. The RealTime platform is open to eligible counterparties and professional clients as defined by the Markets in Financial Instruments Directive. Creditex’s services are not available to retail consumers. ICE Processing International Limited, another subsidiary of Creditex, is also authorized and regulated by the FSA and authorized to provide the ICE Link platform and related services in the United Kingdom. In order to retain their status as FSA registered entities, Creditex Brokerage LLP and ICE Processing International Limited are required to meet various regulatory requirements in the United Kingdom.

In our CDS clearing business, the Federal Reserve and the New York State Banking Department have primary oversight responsibility for ICE Trust, which is also subject to limited oversight by the SEC pursuant to an exemptive order related to clearing CDS. ICE Trust also operates pursuant to exemptive relief from the U.S. Department of the Treasury. ICE Clear Europe is a U.K. Recognized Clearing House, regulated by the FSA. In

January 2010, the CFTC granted ICE Clear Europe registration as a U.S. Derivatives Clearing Organization and, subject to compliance with certain conditions, ICE Clear Europe operates under an exemption from the SEC.

While trading in CDS is currently largely unregulated, a number of proposals have been made to impose various regulatory requirements or limitations on the trading of CDS. In derivatives reform legislation passed by the House of Representatives, the SEC and CFTC would share jurisdiction over CDS and force most CDS transactions to be cleared and traded on an exchange. The U.S. Senate has yet to pass a bill addressing financial market reform. In addition, the National Conference of Insurance Legislators, or NCOIL, is proposing model legislation for introduction before state legislatures to regulate CDS as an insurance product. In the model legislation, NCOIL proposes to ban market participants from engaging in a CDS transaction unless the participant owns the underlying bond (i.e. a “naked” CDS). At this time, it is unclear what final legislative requirements will be adopted with respect to CDS transactions.

Currently, Congress is considering various forms of climate change legislation, including emissions trading (also known as cap and trade). Cap and trade is a system that establishes emissions allowances with the objective of reducing or controlling pollution by providing economic incentives. Under a cap and trade system, companies that need to increase their emission allowance must buy credits from those who pollute less and are therefore able to sell their excess allowances via an auction-style market. CCX could benefit from a cap and trade system and due to our relationship with CCX, we would also likely benefit from a cap and trade system. In Europe, cap and trade programs have been enacted into law and as a result, emissions trading has grown significantly in past years in the markets that we jointly operate with ECX.

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

Further, we engage in sales and marketing activities in relation to our OTC business through our subsidiary ICE Markets Limited, or ICE Markets, which is authorized and regulated by the FSA as an adviser and arranger of deals in investments.

The regulatory framework in relation to ICE Futures Europe’s status as a recognized investment exchange is supplemented by a series of legislative provisions regulating the conduct of participants in the regulated market. Importantly, FSMA contains provisions making it an offense for participants to engage in certain market behavior and prohibits market abuse through the misuse of information, the giving of false or misleading impressions or the creation of market distortions. Breaches of those provisions give rise to the risk of sanctions, including financial penalties. It should be noted that under FSMA, ICE Futures Europe as a recognized investment exchange, and ICE Clear Europe as a recognized clearing house, enjoy statutory immunity in respect of any claims for damages brought against them relating to any actions undertaken (or in respect of any action they have failed to take) in good faith, in the discharge of their regulatory functions.

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

Product offerings of ICE Futures Europe are allowed screen-based access to the United States pursuant to a “No Action” letter from the CFTC. In June 2008, the CFTC revised ICE Futures Europe’s No Action letter for products that settle on the price of a U.S. exchange’s futures contract to require ICE Futures Europe to adopt position limits and enhanced trader reporting equivalent to those required of designated contract markets. In August 2009, the CFTC issued a further amendment to ICE Futures Europe’s No Action letter imposing additional conditions, under which:

•	ICE Futures Europe is obliged to notify the CFTC of all rule changes;

•	The CFTC will be notified of any disciplinary action against ICE Futures Europe members;

•	The CFTC will conduct on-site visits to ICE Futures Europe to review compliance with the terms of the No Action letter;

•	ICE Futures Europe agrees to cooperate with the CFTC in the event of a market emergency involving the use of the CFTC’s emergency powers; and

•

Provide transaction data in respect of contracts linked to U.S. markets (i.e., energy contracts for products with U.S. delivery points or which reference the settlement price of a U.S. designated contract market).

The products impacted include ICE Futures Europe’s WTI crude oil contract, its RBOB gasoline contract, and its New York Harbor heating oil contract. ICE Futures Europe has complied with reporting obligations of the No Action letter.

Regulation of Our ICE Futures U.S. Business

ICE Futures U.S.’s operations are subject to extensive regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a commodity exchange registered as a designated contract market by the CFTC. It also establishes non-financial criteria for an exchange to become so registered. As a registered designated contract market, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the Commodity Exchange Act. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of its self-regulatory programs in these areas. The cost of regulatory compliance is substantial.

Regulation of Our ICE Futures Canada Business

ICE Futures Canada’s operations are subject to extensive regulation by the MSC, under the CFA. The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange. It establishes financial and non-financial criteria for an exchange. In addition, ICE Futures Canada is also recognized by the MSC as a self-regulatory organization and is required to institute and maintain detailed rules and procedures to fulfill its obligations. ICE Futures Canada also has surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and ICE Futures Canada is under the audit jurisdiction of the MSC with respect to these self-regulatory functions. ICE

Futures Canada has a significant number of trading terminals in the United States for which it has received a No Action letter. The No Action letter requires it to comply with the requirements of the CFTC including making regular filings. The cost of regulatory compliance is substantial.

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

Trading in futures, options on futures, and OTC products offers a way to protect against – and potentially profit from — price changes in financial instruments and physical commodities. Futures contracts are standardized agreements to buy or sell a commodity or financial product at a specified price in the future. The buyer and seller of a futures contract agree on a price today for a product to be delivered or settled and paid for in the future. Each contract specifies the quantity of the product and the time of delivery or payment. An option on a futures contract is the right, but not the obligation, to buy or sell a futures contract at a specified price on or before a certain expiration date. In the OTC markets, swap contracts are the primary instrument used to reduce or gain exposure to price movements related to a commodity or financial product. Swap contracts are typically less standardized than futures contracts, and are typically financially settled against either a futures contract price or an index price in order to hedge against or gain exposure to commodity price fluctuations. Our customer base includes professional traders, financial institutions, institutional and individual investors, corporations, manufacturers, commodity producers and refiners, and governmental bodies.

The Futures Market

A futures exchange typically operates as an auction market, where trading is conducted either on an electronic platform or on an open-outcry trading floor. In an auction market, prices are established publicly by participants posting bids, or buying indications, and offers, or indications to sell. A futures exchange offers trading of standardized contracts and provides access to a centralized clearing system. Commodity futures exchanges are regulated in the United States by the CFTC. Commodity futures exchanges are regulated in the United Kingdom by the FSA and in Canada by the MSC. In a typical futures market, participants can trade two types of instruments:

•

Futures:    A future is a standardized contract to buy or sell a specified quantity of an underlying asset during a particular month (an exact delivery date or a range of dates will be specified). Contract sizes are standardized and differ by product. For example, the ICE Brent Crude futures contract has a contract quantity of 1,000 net barrels, or 42,000 gallons. The price of the futures contract is determined through the auction process on the exchange. Futures contracts are settled through either physical delivery or cash settlement, depending on the contract specification.

•

Options:    An option is a contract that conveys to the buyer the right, but not the obligation, to call (buy) or put (sell) an underlying futures contract at a price determined at the time of the execution of the option.

All futures contracts and options on futures contracts are cleared through a clearing house, acting as a central counterparty. Clearing is the procedure by which the counterparty risk for each futures and options contract traded on an exchange or OTC market is managed by a central counterparty which stands as buyer to every seller and seller to every buyer usually using an open offer or novation contractual mechanic. By interposing itself between the clearing members of every trade, the clearing house guarantees each clearing member’s performance, and eliminates the need to evaluate counterparty credit risk. Clearing members function as intermediaries between market participants and a clearing house. In effect, the clearing house takes on the counterparty credit risk of the clearing member, and the clearing member assumes the credit risk of each of its client market participants, which is partially offset by capital held by the clearing member with respect to each of its client market participants.

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

•

Innovations in Product Development and Clearing:    With increased reliance on the derivatives markets for hedging, the need for new or specialized instruments has led to the establishment of new traded markets and product development over the past decade. For example, in the credit markets, banks access the credit derivatives market to hedge exposure to their credit portfolios, establishing the CDS market over the past decade. Moreover, the use of a central counterparty clearing house in previously bilateral markets such as over-the-counter energy and credit markets has resulted in greater liquidity and transparency, thereby attracting additional market participation and product development.

•

New Market Participants:    In recent years, as market access has increased and new products have been introduced, growth in trading volumes among most asset classes has been driven in part by diverse participation in derivatives markets by producers, industrials, financial institutions, hedge funds, proprietary trading firms, active traders and retail investors globally.

Available Information

Our principal executive offices are located at 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328. Our main telephone number is (770) 857-4700.

We are required to file reports and other information with the SEC. A copy of this Annual Report on Form 10-K, as well as any future Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are, or will be, available free of charge, on the Internet at the Company’s website (http://www.theice.com) as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. A copy of these filings is also available at the SEC’s website (www.sec.gov). The reference to our website address does not constitute incorporation by reference of the information contained on the website and should not be considered part of this report. Our reports, excluding exhibits, are also available free of charge by mail upon written request to our Secretary at the address listed above. You may read and copy any documents filed by us at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

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

Risks Relating to Our Business

Since our business is primarily transaction-based and dependent on trading volumes, the conditions in global financial markets and new laws and regulations as a result of such conditions may adversely affect our trading volumes and market liquidity.

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability. We earn transaction fees for transactions executed and cleared in our markets and from the provision of electronic trade confirmation services. We derived 88.9%, 85.3% and 85.4% of our consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively, from our transaction-based business. The success of our business depends on our ability to maintain and increase our trading volumes and the resulting transaction fees.

Over the last two years, global financial markets have experienced significant and adverse conditions, including a freezing of credit, substantially increased volatility, outflows of customer funds and investments, losses resulting from declining asset values, defaults on loans and reduced liquidity. Many of the financial services firms that have been adversely impacted by the financial crisis are active participants in our markets. The trading volumes in our markets could decline substantially if our market participants reduce their level of trading activity for any reason, such as:

•	a reduction in the number of traders that use our platform;

•	a reduction in trading demand by customers or a decision to curtail or cease speculative trading;

•

regulatory or legislative changes that result in curtailed trading activity, including a reduction in proprietary trading by banks as has recently been proposed by the Obama administration and the potential decrease in trading activity in energy markets caused by the imposition of position limits currently being considered by the CFTC;

•	heightened capital maintenance requirements resulting from new regulation or mandated reductions in existing leverage;

•	reduced access to capital required to fund trading activities;

•	significant defaults by issuers of debt leading to market disruption or a lack of confidence in the market’s ability to process such defaults;

•	increased instances of counterparty failure or bankruptcy; or

•	an increase in the inability of CDS protection sellers to pay out contractual obligations upon the occurrence of a credit event.

A reduction in our overall trading volume will reduce our revenue and could also render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. Accordingly, any reduction in trading volumes or market liquidity could have a material adverse affect on our business and financial results.

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

Our business depends in large part on volatility in commodity prices generally and energy markets in particular and will be impacted by domestic and international economic conditions.

Participants in the markets for energy and agricultural commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take speculative or arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven primarily by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Were there to be a sustained period of stability in the prices of commodities, we could experience lower trading volumes, slower growth or declines in revenues.

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

•	the volatility or decline in production volume of the commodities underlying our energy and agricultural products and markets;

•	war and acts of terrorism;

•	legislative and regulatory changes;

•	credit quality of market participants;

•	the availability of capital;

•	broad trends in industry and finance, including consolidation in our industry;

•	the level and volatility of interest rates, fluctuating exchange rates and currency values; and

•	concerns over inflation.

Any one or more of these factors may reduce price volatility or price levels in the markets for derivatives trading. A reduction in trading activity could reduce liquidity — the ability to find ready buyers and sellers at current prices — which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a growing competitive advantage over other markets. A significant decline in our trading volumes due to reduced volatility, lower prices or any other factor, could have a material adverse effect on our revenues since our transaction fees would decline and on our profitability since our revenues would decline faster than our expenses, some of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the liquidity of our markets, and the critical mass of transaction volume necessary to support viable markets, could be jeopardized.

Our revenues depend heavily upon trading volume in the markets for ICE Brent Crude and OTC North American natural gas. A decline in volume or in our market share in these contracts would jeopardize our ability to remain profitable and grow.

Our revenues currently depend heavily on trading volume in the markets for ICE Brent Crude futures contracts and OTC North American natural gas contracts. Trading in these contracts in the aggregate has represented 29.9%, 37.5% and 42.3% for the years ended December 31, 2009, 2008 and 2007, respectively. A decline in trading volume in these contracts would have a material negative impact on our operating results and profitability.

The derivatives and energy commodities trading industry has been and continues to be subject to increased legislative and regulatory scrutiny, and we face the risk of changes to our regulatory environment in the future, which may reduce our trading volumes.

Providing facilities to trade financial derivatives and energy products is one of our core businesses. There are currently legislative proposals outstanding, and additional bills may be introduced in the future, that target futures and OTC market participants. In the U.S. Congress, the House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009. This legislative proposal would force most OTC trades to be cleared and traded on exchange. In addition, OTC platforms, including voice brokers, would have to register with the CFTC or the SEC (for security-based OTC trades) as swaps execution facilities. A swaps execution facility would be subject to a set of core principles similar to a futures market. These core principles would require market monitoring and position limits. This legislation is subject to change by the Senate before adoption.

We currently operate our OTC markets as an “exempt commercial market” under the Commodity Exchange Act. As such, our markets are subject to anti-fraud, anti-manipulation, access, reporting and record-keeping requirements of the CFTC. However, unlike a futures exchange, for most OTC contracts, we are not a self-regulatory organization that undertakes regulatory oversight of OTC trading. In May 2008, Congress passed legislation as part of the Farm Bill to increase regulation of OTC markets. The new legislation requires and grants authority to OTC electronic trading facilities to assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability levels, over contracts that serve a significant price discovery function. This legislation requires us and our OTC participants to operate under heightened regulatory burdens and incur additional costs, including recordkeeping and reporting costs, to comply with the additional regulations, and could deter some participants from trading on our OTC platform. In July 2009, the CFTC deemed that the Henry Hub natural gas contract serves a significant price discovery function. In October 2009, we demonstrated compliance with the new core principles and placed position limits on the Henry Hub natural gas contract that took effect at the expiration of the February 2010 contract. The CFTC is considering whether an additional 35 of our OTC energy contracts serve a significant price discovery function. It is possible that the CFTC will deem additional OTC contracts traded in our markets to be “significant price discovery contracts.” In addition, legislation passed by the U.S. House of Representatives, if enacted, will subject our OTC markets to a level of regulation comparable to that of regulated exchanges.

On January 14, 2010, the CFTC proposed a new rule to modify position limits for the WTI crude oil contract, the Henry Hub natural gas contract, the RBOB gasoline contract, and heating oil contracts. The new rules would place hard aggregate position limits across all exchanges and exempt commercial markets trading contracts that are deemed to serve a significant price discovery function. Currently, exchanges administer their own position limits. Exchanges place position limits on the expiration period and accountability levels (which are more flexible than position limits) in other months. The proposed rules would place hard position limits on all months and would require exchanges to administer a concentration limit, to limit any one participant from becoming too large in a market. In addition, it is anticipated that foreign boards of trade such as ICE Futures Europe trading contracts that settle on the settlement price of a domestic designated contract market would be subject to similar requirements and limitations. The proposal is subject to modification before it becomes final.

On January 21, 2010, President Obama proposed new financial reform rules. First, banks that have access to the Federal Reserve window would be prohibited from engaging in proprietary trading activities for their own account. This would include a prohibition against a bank from funding a hedge fund or private equity funds. Second, these banks would have to place a cap on exposure to certain liabilities. These rules are still in gestation and are likely to be modified by Congress before enactment. However, banks engage in significant trading in many of our markets, and any law that limits proprietary trading by bank entities could materially and negatively affect our business.

Finally, allegations of manipulative trading by market participants or the failure of industry participants could subject us, our markets or our industry to regulatory scrutiny, possible fines or restrictions, as well as significant legal expenses and adverse publicity. In addition, increased regulation regarding commodity prices, market participants or the OTC and futures markets generally could materially adversely affect our business by limiting the amount of trading that is conducted in our markets.

We are currently subject to regulation in multiple jurisdictions. Failure to comply with existing regulatory requirements, and possible future changes in these requirements or in the current interpretation of these requirements, could adversely affect our business.

ICE Futures Europe, through which we conduct our energy futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures Europe has regulatory responsibility in its own right and is subject to supervision by the FSA pursuant to the FSMA. ICE Futures Europe is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. Likewise, ICE Futures U.S. operates as a Designated Contract Market. As a self-regulatory organization, it is responsible for ensuring that the exchange operates in accordance with existing rules and regulations, and must comply with eighteen core principles under the Commodity Exchange Act. The ability of ICE Futures Europe and ICE Futures U.S. to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, surveillance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. Failure to comply with current regulatory requirements and regulatory requirements that may be imposed on us in the future could subject us to significant penalties, including termination of our ability to conduct our regulated energy futures business through ICE Futures Europe and our regulated agricultural commodities business through ICE Futures U.S.

Electronic trading in our energy futures contracts on ICE Futures Europe is permitted in many jurisdictions around the world, including in the United States, through “No Action” relief from the local jurisdiction’s regulator. In the United States, direct electronic access to trading in ICE Futures Europe products is offered to U.S. persons based on a series of No Action letters from the CFTC that permit non-U.S. exchanges, referred to as foreign boards of trade, to provide U.S. persons with electronic access to their markets without registration with the CFTC as a U.S. regulated exchange. Our ability to offer our current and new futures products under our existing No Action relief could be impacted by any actions taken by the CFTC as a result of additional conditions being imposed on ICE Futures Europe under its No Action relief. The financial reform bill passed in the U.S. House of Representatives would require foreign boards of trade to place position limits on contracts linked to a settlement price on a commodity traded on a U.S. Designated Contract Market. In addition, the legislation could require ICE Futures Europe to place lower position limits on energy contracts linked to settlement prices of a U.S. designated contract market than the U.S. designated contract market itself imposes. If our offering of products through ICE Futures Europe to U.S. participants is subject to additional regulatory constraints, our business could be adversely affected.

Similarly, electronic trading in ICE Futures U.S. contracts is permitted in many jurisdictions through No Action relief from the local jurisdiction’s regulatory requirements. With the end of open outcry trading of ICE Futures U.S. agricultural futures contracts in February 2008, the ability of ICE Futures U.S. to offer trading in these futures products in multiple jurisdictions will be dependent upon its ability to comply with the existing conditions of its No Action relief in various jurisdictions and any new conditions that may be added.

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

Legislative or regulatory changes regarding the operation of clearing facilities or preventing them from being owned or controlled by exchanges may prevent us from realizing the economic benefits of operating our clearing houses.

Many market participants have emphasized the importance to them of centralizing clearing of futures contracts and options on futures contracts to maximize the efficient use of their capital, exercise greater control over their value at risk and extract greater operating leverage from clearing activities. Many market participants have expressed the view that they should have a choice of where to clear their transactions or should control the governance of clearing houses. In addition, some market participants have expressed the view that multiple clearing houses should be consolidated and operated as utilities rather than as for-profit enterprises, and have attempted to cause legislative or regulatory changes to be adopted that would allow market participants to transfer positions from an exchange-owned clearing house (such as ICE Clear Europe) to a non-exchange owned clearinghouse model. Some market participants, including the U.K. Futures and Options Association, have expressed support for extending the European Union Code of Clearing and Conduct to derivatives, which would mandate clearing choices for customers through fungible clearing. If these legislative or regulatory changes are adopted, alternative clearing houses may seek to clear positions established on our exchanges. Even if they are not successful in their efforts, the factors described above may cause clearing firms to limit the use of our clearing houses. Finally, legislation has been proposed mandating that all derivatives be cleared by a clearing house, including transactions executed prior to the legislation’s passage. Such legislative requirements could cause market participants to further advocate for choice of clearing. If any of these events occur, our revenues and profits would be materially and adversely affected.

We face intense competition that could materially and adversely affect our business. If we are not able to compete successfully, our business will be adversely impacted.

The global derivatives industry has grown more competitive in the recent past and we face intense competition in all aspects of our business. If we are not able to compete successfully our business could be materially impacted, including our ability to survive. We believe competition in our industry is based on a number of important factors including, but not limited to, market liquidity, transparency, technology advancements, platform speed and reliability, new product offerings, pricing and risk management capabilities.

The industry in which we operate is highly competitive and we expect competition to continue to intensify in the future. Our current competitors, both domestically and internationally, are numerous. We currently compete with:

•

regulated, diversified futures exchanges globally that offer trading in a variety of asset classes similar to those offered by us such as energy, agriculture, equity index, credit markets and foreign exchange;

•	voice brokers active in the global commodities and credit markets;

•	existing and newly formed electronic trading platforms, service providers and other exchanges for OTC markets;

•	other clearing houses;

•	inter-dealer brokers; and

•	market data and information vendors.

In addition, in the future we may be forced to compete with consortiums of our customers that may pool their trading activity to establish new exchanges, trading platforms or clearing facilities.

Competition in the market for derivatives trading and clearing has intensified and become more global in connection with the increase in electronic trading platforms and the desire by existing exchanges to diversify their product offerings. Further, a regional exchange in an emerging market country, such as India or China, or a producer country, could attract enough trading activity to compete with our benchmark products. A decline in our fees due to competitive pressure, the inability to successfully launch new products or the loss of customers due to competition could lower our revenues, which would adversely affect our profitability. We cannot assure you that we will be able to continue to expand our product offerings, or that we will be able to retain our current customers or attract new customers.

We intend to explore acquisition opportunities and strategic alliances relating to other businesses, products or technologies, which will involve risks. We may not be successful in identifying opportunities or integrating other businesses, products or technologies successfully with our business. Any such transaction also may not produce the results we anticipate.

We intend to continue to explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material and will involve risks.

The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange and clearing sector. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Further, our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. If we are required to raise capital by incurring additional debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, we cannot assure that any such financing will be available or that the terms of such financing will be favorable to us.

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

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our mergers and acquisitions, strategic joint ventures or investments, which could adversely affect the value of our common stock.

The success of our mergers and acquisitions will depend, in part, on our ability to realize the anticipated synergies and growth opportunities, as well as our expected cost savings and revenue growth trends. In general, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies in our mergers and acquisitions.

Integration of companies acquired by us is complex and time consuming, and requires substantial resources and effort. The integration process and other disruptions resulting from the mergers or acquisitions may disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings or our ability to achieve the anticipated benefits of the merger or acquisition. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected.

We may not realize anticipated growth opportunities and other benefits from strategic investments or strategic joint ventures that we have entered into or may enter into in the future for a number of reasons, including regulatory or government approvals or changes, global market changes, contractual obligations, competing products and, in some instances, our lack of or limited control over the management of the business. Further, strategic initiatives that have historically been successful may not continue to be successful due to competitive threats, changing market conditions or the inability for the parties to extend the relationship into the future.

We may be required to recognize impairments of our goodwill, other intangible assets or investments, which could adversely affect our results of operations or financial condition.

The determination of the value of goodwill and intangible assets with respect to our acquisitions and investments requires management to make estimates and assumptions that affect our consolidated financial statements. We assess goodwill and intangible assets for impairment by applying a fair-value based test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. For example, in the fourth quarter of 2008 and the second quarter of 2009, we recorded a pre-tax, non-cash impairment charge of $15.7 million and $9.3 million, respectively, on our investment in the National Commodity and Derivatives Exchange, Ltd, or NCDEX. We cannot assure you that we will not experience future events that result in similar and additional impairments. An impairment of the value of our existing goodwill and intangible assets could have a significant negative impact on our future operating results and could cause our stock price to decline. For additional information on these impairment charges, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, or if our expenses increase without a corresponding increase in revenues, our profitability will be adversely affected.

Our cost structure is largely fixed and we expect that it will continue to be largely fixed in the foreseeable future. We base our expectations of our cost structure on historical and expected levels of demand for our products and services as well as our fixed operating infrastructure, such as computer hardware and software, leases, hosting facilities and security and staffing levels. If demand for our current products and services decline, our revenues will decline. If demand for future products that we acquire or license is not to the level necessary to offset the cost of the acquisition or license, our net income would decline. For example, we have incurred significant costs to secure the exclusive license with Russell for listing Russell’s Index futures, the costs of which will be amortized over the next several years. If our clearing and execution fees for the Russell Index futures is not sufficient to offset the amortization costs, our net income will decrease. Further, we have to achieve certain volume levels to maintain exclusivity with respect to our licensing agreement with Russell and the failure to do so could materially impact the value we receive from the Russell investment. We may not be able to adjust our cost structure, at all or on a timely basis, to counteract a decrease in revenue or net income, which would adversely impact our profitability.

Owning clearing houses exposes us to risks, including the risk of defaults by clearing members clearing trades through our clearing houses, risks regarding investing the funds in the guaranty fund and held as security for original margin, and risks related to the cost of operating the clearing houses.

Operating clearing houses requires material ongoing expenditures and exposes us to various risks. Our operation of clearing houses may not be as successful and may not provide us with the benefits we anticipate. In addition, our operation of these clearing houses may not generate sufficient revenues to cover the expenses we incur.

There are risks inherent in operating a clearing house, including exposure to the market and counterparty risk of clearing members, defaults by clearing members and providing a return to the clearing members on the funds invested by the clearing houses, which could subject our business to substantial losses. For example, clearing members have placed an aggregate of cash in ICE Clear Europe relating to margin requirements and funding the guaranty fund that exceeded $11.7 billion as of December 31, 2009. These funds are swept and invested daily by JPMorgan Chase Bank N.A. in accordance with our clearing house investment guidelines. ICE Clear Europe has an obligation to return margin payments and guaranty fund contributions to clearing members once the relevant clearing member’s exposure to the clearing house no longer exists, and further to provide an interest yield to clearing members in respect of margin and guaranty fund contributions lodged with the clearing house. If the investment principal amount decreases in value, ICE Clear Europe will be liable for the shortfall.

Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a counterparty’s default. We cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. Furthermore, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in the guarantee of our clearing houses.

Legislation that would require clearing houses to establish links with other clearing houses whereby positions at one clearing house can be transferred to and maintained at, or otherwise offset by a fungible position existing at another clearing house, may have a material adverse effect on the operation of our business.

Regulators and legislators have considered requiring links between clearing houses to allow for fungible clearing, meaning that a position in a product executed and cleared on one exchange may be offset by an economically linked or fungible position on the opposite side of the market that is executed on another exchange utilizing a different clearing house. If this requirement is imposed in our markets, the resulting unbundling of trade execution and clearing services would have a material adverse effect on our revenues and profitability. Further, fungible clearing would make it more difficult to track positions and counterparty risk exposure, which will make the operation of our clearing houses riskier and more difficult since there will need to be common rules and margin requirements as well as more information sharing between competing clearing houses.

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

Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software to accommodate the increases in volume of transactions and order transaction traffic and to provide processing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

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

A number of factors beyond our control may contribute to substantial fluctuations in our operating results. As a result of the factors described in the preceding risk factors, you will not be able to rely on our historical operating results in any particular period as an indication of our future performance. The commodities trading industry, and energy commodities trading in particular, has historically been subject to variability in trading volumes due primarily to several key factors. These factors include:

•	market and economic conditions;

•	geopolitical events;

•	weather;

•	real and perceived supply and demand imbalances in the underlying commodities;

•	regulatory considerations;

•	the availability of capital;

•	changes in the average rate per contract that we charge for trading or the amounts we charge for market data;

•	the number of trading days in a quarter; and

•	seasonality.

As a result of one or more of these factors, trading volumes in our markets could decline, possibly significantly, which would adversely affect our revenues derived from transaction fees. If we fail to meet securities analysts’ expectations regarding our operating performance, the price of our common stock could decline substantially.

Current economic conditions could make it difficult for us to secure a credit facility or secure a credit facility on favorable terms.

Our regulators require us to maintain $150.0 million of liquidity for the clearing operations of ICE Clear Europe, $50.0 million of liquidity for the clearing operations of ICE Clear U.S. and $100.0 million of liquidity for the clearing operations of ICE Trust. We currently have a $300.0 million credit agreement to provide the required liquidity that is due to expire on April 9, 2010 that we are in the process of refinancing.

Due to the recent global financial crisis, many companies have found it difficult to borrow money from banks and other lending sources, and when able to borrow money, the terms of such borrowings have been less favorable to companies than in the recent past. Continued instability in the financial markets, as a result of recession or otherwise, may affect our cost of capital and our ability to raise capital, which could impact our ability to continue to operate our clearing houses. Although we do not currently anticipate substantial difficulties in accessing the bank lending markets, if difficult market conditions continue we cannot be sure that we will be able to obtain financing on acceptable terms or at all.

Fluctuations in foreign currency exchange rates may adversely affect our operating results.

Since we conduct operations in several different countries, including the United States, Canada and several European countries, substantial portions of our assets, liabilities, revenues and expenses are denominated in U.S. dollars, Canadian dollars, euros and pounds sterling. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates can materially affect our reported results. Although we have entered into hedging transactions and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure, these hedging arrangements may not be effective, particularly in the event of imprecise forecasts of the levels of our non-U.S. denominated assets and liabilities. Accordingly, if there are adverse movements in exchange rates, we may suffer significant losses, which would adversely affect our operating results and financial condition.

Our efforts to reduce risk in the credit derivatives market and to create a derivative clearing house to act as a central counterparty in the trading of CDS may not be successful.

Developing a market structure that brings transparency, capital efficiency and mitigation of counterparty credit risk by clearing credit defaults swaps transactions is an important initiative for us and we are spending substantial time and effort on this initiative. If our clearing solution through ICE Trust is not ultimately successful or if one of our competitors’ clearing solutions is more widely accepted than our solution or is mandated or advantaged by government intervention or legislation, we may not be able to offset the additional operating cost against our income and may be precluded from a valuable opportunity to extend our participation in the CDS space. Further, ICE Trust operates under an exemption from the SEC and the U.S. Treasury Department. If these exemptions are not renewed and extended, ICE Trust may not be able to continue operating its business or its business could be subject to additional regulation that could severely impact its ability to succeed.

Regulation of the credit derivatives business is uncertain and such uncertainty, or future regulatory changes, could reduce trading in the credit derivatives market.

The current regulatory environment for continued trading of CDS and clearing CDS is unclear and regulators in the U.S. and Europe may choose to enact additional financial market reforms in the coming months to broaden the purview of credit derivatives regulation and alter the mix of regulators that oversee these markets. The financial reform legislation passed in the U.S. House of Representatives and other bills under consideration would terminate the Federal Reserve’s jurisdiction over our CDS clearing house. However, the legislation does include a provision to transfer jurisdiction from the Federal Reserve to the CFTC and the SEC, which should facilitate an orderly transition. At this time, it is unclear whether any requirements or limitations will be adopted with respect to CDS transactions or, if so, what the scope or content will be. While we plan to continue to work with all regulatory bodies to develop an appropriate solution to ensure that these markets are properly regulated, we do not know the final form such regulation will take. More stringent regulation could negatively impact transaction volume in the CDS market, which would have a negative impact on our CDS business and, potentially, our clearing initiative. Additionally, the implementation of new regulatory requirements and processes to ensure continued compliance with such regulations may require us to incur significant compliance costs. Accordingly, future regulatory changes or requirements may adversely affect the conduct of our CDS business.

Owning Creditex’s business exposes us to additional risk and Creditex is largely dependent on its broker-dealer clients. These clients are not restricted from transacting or processing CDS directly, or through their own proprietary or third-party platforms.

Creditex’s business is primarily transaction-based and it provides brokerage services to clients primarily in the form of agency transactions, although it also engages in a limited number of matched principal transactions. In agency transactions, customers pay transaction fees for trade execution services in which Creditex connects buyers and sellers who settle their transactions directly and for post-transactional processing services carried out through Creditex’s ICE Processing subsidiaries. In matched principal transactions (also known as “risk-less principal” transactions), Creditex agrees to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. Such transactions leave Creditex with risk as principal on a transaction. The majority of the Creditex transactions are agency transactions and the matched principal transactions accounted for approximately 2% of the total transactions for Creditex for the year ended December 31, 2009. With respect to matched principal transactions, a counterparty to a matched principal transaction may fail to fulfill its obligations, or Creditex may face liability for an unmatched trade. Declines in trading volumes in credit derivatives would adversely affect the revenues we derive from Creditex. We also face the risk of not being able to collect transaction or processing fees charged to customers for brokerage services and processing services Creditex provides.

Creditex relies to a large extent on its broker-dealer clients to provide liquidity on its electronic trading platform and to drive usage of the ICE Link post-trade processing platform. None of these broker-dealer clients is contractually or otherwise obligated to continue to use Creditex’s electronic trading or processing platforms. Creditex’s agreements with broker-dealers are generally not exclusive and broker-dealers may terminate such agreements and enter into, and in some cases have entered into, similar agreements with Creditex’s competitors. Additionally, many of Creditex’s broker-dealer clients are involved in other ventures, including other electronic trading and processing platforms, as trading participants or as equity holders, and such ventures or newly created ventures may compete with Creditex now and in the future.

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

We have filed patent applications in the United States, Europe and in other jurisdictions on a number of aspects of our electronic trading system and trade confirmation systems. We cannot assure you that we will obtain any final patents covering these services, nor can we predict the scope of any patents issued. In addition, we cannot assure you that any patent issued will be effective to protect this intellectual property against misappropriation. Third parties in Europe or elsewhere could acquire patents covering this or other intellectual property for which we obtain patents in the United States, or equivalent intellectual property, as a result of differences in local laws affecting patentability and patent validity. Third parties in other jurisdictions might also misappropriate our intellectual property rights with impunity if intellectual property protection laws are not actively enforced in those jurisdictions. Patent infringement and/or the grant of parallel patents would erode the value of our intellectual property.

We have also secured trademark registrations in multiple jurisdictions for trademarks used in our business. We cannot assure you that any of these marks for which applications are pending will be registered.

In addition, we may need to resort to litigation to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the intellectual property rights of others or defend ourselves from claims of infringement. We may not receive an adequate remedy for any infringement of our intellectual property rights, and we may incur substantial costs and diversion of resources and the attention of management as a result of litigation, even if we prevail. As a result, we may choose not to enforce our infringed intellectual property rights, depending on our strategic evaluation and judgment regarding the best use of our resources, the relative strength of our intellectual property portfolio and the recourse available to us.

We rely on specialized employees, including professionals in our clearing and brokerage businesses, and our business may be harmed if we fail to retain these professionals or attract new ones.

Our future success depends, in part, upon the continued contributions of our executive officers and key employees whom we rely on for executing our business strategy and identifying new strategic initiatives. Some of these individuals have significant experience in the commodities trading industry and financial services markets generally, and possess extensive technology skills and a deep understanding of how various businesses operate. Some of these individuals work on our technology team or are involved with our clearing operations.

In addition, many of Creditex’s brokers have extensive institutional knowledge of Creditex’s services, products, markets and client base and have long-standing relationships with particular clients. Therefore, the hiring of such brokers by other firms could place us at a competitive disadvantage. Competition in our industry for persons with trading industry or technology expertise is intense. If any of our specialized management or other professionals were to leave, we cannot assure you that we would be able to find appropriate replacements for these key personnel in a timely manner. Further, we may have to incur significant costs to replace key employees who leave.

We rely on third party providers and other suppliers for a number of services that are important to our business. An interruption or cessation of an important service or supply by any third party could have a material adverse effect on our business.

We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, and telephone companies, for elements of our trading, clearing and other systems. Moreover, the general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. We also rely on access to certain data used in our business through licenses with third parties and we rely on a large international telecommunications company for the provision of hosting services. In addition, participants trading on our electronic platform may access it through 42 order routing and 31 trade capture conformed ISVs, which represent a substantial portion of the ISVs that serve the commodities markets. The loss of a significant number of ISVs providing access could make our platform less attractive to participants who prefer this form of access. If these companies were to discontinue providing services to us, we would likely experience significant disruption to our business.

We are subject to significant litigation and liability risks.

Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied participants that have traded on our electronic platform or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or alleged improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets. In addition, an adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our financial condition and operating results.

Our ability to comply with applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. For example, the CFTC periodically reviews our exchange’s ability to self-regulate and our compliance with core principles relating to audit trail, trade practice, market surveillance and disciplinary and dispute resolution programs. If we fail to comply with these core principles, the CFTC could take a variety of actions that could impair our ability to conduct our business.

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

Our most valuable property is our technology and the infrastructure underlying it. Our intellectual property is described under the heading “Technology” in Item 1 — Business. In addition to our intellectual property, our other primary assets include computer equipment, software and internally developed software. We own an array of computers and related equipment. The net book value of our computer equipment, software and internally developed software was $67.5 million as of December 31, 2009.

Our principal executive offices are located in Atlanta, Georgia. We occupy 66,125 square feet of office space in Atlanta under a lease that expires on June 30, 2014. We also lease an aggregate of 212,612 square feet of office space in New York, London, Chicago, Houston, Winnipeg, Calgary and Singapore. Our largest physical presence outside of Atlanta is in New York, New York, where we have leased 128,708 square feet of office space, primarily relating to ICE Futures U.S.’s executive office and its principal trading floor that are located at One North End Avenue, New York, New York. ICE Futures U.S. leases this space from NYMEX under a lease that expires on July 1, 2013, unless an option to renew for five years is extended by NYMEX following the initial term. Our second largest physical presence outside of Atlanta is in London, England, where we have leased 37,382 square feet of office space. The various leases covering these spaces generally expire in 2014 and 2015.

We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of IntercontinentalExchange’s security holders during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 4(A).     EXECUTIVE OFFICERS OF INTERCONTINENTALEXCHANGE, INC.

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers and certain other key employees:

Name	Age	Title
Jeffrey C. Sprecher	54	Chairman of the Board and Chief Executive Officer
Charles A. Vice	46	President and Chief Operating Officer
Scott A. Hill	42	Chief Financial Officer and Senior Vice President
David S. Goone	49	Senior Vice President, Chief Strategic Officer
Edwin D. Marcial	42	Chief Technology Officer and Senior Vice President
Johnathan H. Short	44	Senior Vice President, General Counsel and Corporate Secretary
David J. Peniket	44	President and Chief Operating Officer, ICE Futures Europe
Thomas W. Farley	34	President and Chief Operating Officer, ICE Futures U.S.

Jeffrey C. Sprecher.    Mr. Sprecher has served as our Chief Executive Officer and a director since our inception and has served as our Chairman of the Board since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction, operation, and financial performance. Mr. Sprecher purchased

Continental Power Exchange, Inc., our predecessor company, in 1997. Prior to joining Continental Power Exchange, Inc., Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, Mr. Sprecher was responsible for a number of significant financings. Mr. Sprecher serves on the U.S. Commodity Futures Trading Commission Global Market Advisory Committee and is a member of the Energy Security Leadership Council. In 2002, Mr. Sprecher was recognized by Business Week magazine as one of its Top Entrepreneurs. Mr. Sprecher holds a B.S. degree in Chemical Engineering from the University of Wisconsin and an MBA from Pepperdine University.

Charles A. Vice.    Mr. Vice has served as our President since October 2005 and our Chief Operating Officer since July 2001. As our President and Chief Operating Officer, Mr. Vice is responsible for overseeing our technology operations, including market development, customer support and business development activities. He has over 15 years of experience in applying information technology in the energy industry. Mr. Vice joined Continental Power Exchange, Inc. as a Marketing Director during its startup in 1994, and prior thereto was a Principal with Energy Management Associates for five years, providing consulting services to energy firms. From 1985 to 1988, he was a Systems Analyst with Electronic Data Systems. Mr. Vice holds a Bachelor’s of Science degree in Mechanical Engineering from the University of Alabama and an MBA from Vanderbilt University.

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

Edwin D. Marcial.    Mr. Marcial has served as our Chief Technology Officer since May 2000. He is responsible for all systems development and our overall technology strategy. He also oversees the software design and development initiatives of our information technology professionals in the areas of project management, architecture, software development and quality assurance. Mr. Marcial joined the software development team at Continental Power Exchange, Inc. in 1996 and has 17 years of IT experience building large-scale systems in the energy industry. Prior to joining Continental Power Exchange, Inc., he led design and development teams at Harris Corporation building software systems for the company’s energy controls division. Mr. Marcial earned a B.S. degree in Computer Science from the College of Engineering at the University of Florida.

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

Approximate Number of Holders of Common Stock

As of February 8, 2010, there were approximately 520 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock and we do not anticipate paying any dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board of directors deems relevant.

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. Our common stock was initially offered and sold to the public at a price of $26.00 per share and has been publicly traded since November 16, 2005. Prior to that date, there was no public market in our stock. On February 8, 2010, our common stock traded at a high of $100.66 per share and a low of $97.04 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low
Year Ended December 31, 2008
First Quarter	$193.87	$110.25
Second Quarter	$167.28	$113.99
Third Quarter	$116.39	$61.00
Fourth Quarter	$92.98	$49.69
Year Ended December 31, 2009
First Quarter	$85.00	$50.10
Second Quarter	$121.93	$72.06
Third Quarter	$115.26	$83.00
Fourth Quarter	$114.93	$91.00

Equity Compensation Plan Information

The following table provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2009, which consist of the 2000 Stock Option Plan, 2003 Directors Plan, 2004 Restricted Stock Plan, 2005 Equity Incentive Plan, 2009 Omnibus Incentive Plan and Creditex 1999 Stock Option/Stock Issuance Plan. The 2000 Stock Option Plan, the 2004 Restricted Stock Plan, the 2005 Equity Incentive Plan and the Creditex 1999 Stock Option/Stock Issuance Plan were all retired on May 14, 2009, when our shareholders approved the 2009 Omnibus Incentive Plan. No future issuances will be made from these retired plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,076,399	(1)	$65.44	(1)	3,233,076
Equity compensation plans not approved by security holders(2)	997,821	(2)	$28.98	(2)	210,046

TOTAL	3,074,220		$41.14	(1)(2)	3,443,122

(1)	The 2000 Stock Option Plan was approved by our stockholders in June 2000. The 2005 Equity Incentive Plan was approved by our stockholders in June 2005. The 2009 Omnibus Incentive Plan was approved by our stockholders on May 14, 2009, on which date the 2000 Stock Option Plan and the 2005 Equity Incentive Plan were retired. Of the 2,076,399 securities to be issued upon exercise of outstanding options and rights, 986,247 are options with a weighted average exercise price of $65.44 and the remaining 1,090,152 securities are restricted stock shares that do not have an exercise price.

(2)

This category includes the 2003 Directors Plan, 2004 Restricted Stock Plan and the Creditex 1999 Stock Options/Stock Issuance Plan. Of the 997,821 securities to be issued upon exercise of outstanding options and rights, 917,668 are options with a weighted average exercise price of $28.98 and the remaining 80,153 securities are restricted stock shares that do not have an exercise price. For more information concerning these plans, see note 10 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2006 and 2005 and as of December 31, 2007, 2006 and 2005 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2009(1)	2008(1)	2007(1)	2006	2005
	(In thousands, except for per share data)
Consolidated Statement of Income/(Loss) Data
Revenues:
Transaction and clearing fees, net(2)	$884,473	$693,229	$490,358	$273,629	$136,976
Market data fees	101,684	102,944	70,396	34,236	14,642
Other	8,631	16,905	13,539	5,934	4,247

Total revenues	994,788	813,078	574,293	313,799	155,865

Operating expenses:
Compensation and benefits	235,677	159,792	101,397	49,750	35,753
Professional services	35,557	29,705	23,047	11,395	10,124
Patent royalty(3)	—	—	1,705	9,039	1,491
Acquisition-related transaction costs(4)	6,139	—	11,121	—	—
Selling, general and administrative	93,439	67,800	50,759	25,266	17,395
Floor closure costs	—	—	—	—	4,814
Settlement expense	—	—	—	—	15,000
Depreciation and amortization	111,357	62,247	32,701	13,714	15,083

Total operating expenses	482,169	319,544	220,730	109,164	99,660

Operating income	512,619	493,534	353,563	204,635	56,205
Other income (expense), net(5)(6)	(18,914)	(20,038)	4,871	7,908	3,790

Income before income taxes	493,705	473,496	358,434	212,543	59,995
Income tax expense	179,551	172,524	117,822	69,275	19,585

Net income	$314,154	$300,972	$240,612	$143,268	$40,410

Net loss attributable to noncontrolling interest(7)	1,834	—	—	—	—
Redemption adjustments to redeemable stock put(8)	—	—	—	—	(61,319)

Net income (loss) attributable to IntercontinentalExchange, Inc.	$315,988	$300,972	$240,612	$143,268	$(20,909)

Earnings (loss) per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$4.33	$4.23	$3.49	$2.54	$(0.39)

Diluted	$4.27	$4.17	$3.39	$2.40	$(0.39)

Weighted average common shares outstanding:
Basic	72,985	71,184	68,985	56,474	53,218
Diluted	74,090	72,164	70,980	59,599	53,218

(1)	We acquired several companies during the years ended December 31, 2009, 2008 and 2007 and have included the financial results of these companies in our consolidated financial statements effective from the respective acquisition dates. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these acquisitions.

(2)	Our transaction and clearing fees are presented net of rebates. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(3)	In 2002, we entered into a long-term, non-exclusive licensing agreement with eSpeed, Inc., or eSpeed, which granted the use of eSpeed’s patent to the Company and its majority-owned and controlled affiliates. Under the agreement, we were required to pay minimum annual license fees of $2.0 million beginning in April 2002 through the expiration date of the patent in February 2007 along with additional royalty payments calculated quarterly based upon the volume of certain futures transactions executed on the electronic platform. The licensing agreement and related patent expired in February 2007 and no future payments are required.

(4)	In 2009, we expensed $6.1 million in transaction costs directly relating to the acquisition of The Clearing Corporation, or TCC. On January 1, 2009, we adopted what is now part of Accounting Standards Codification, or ASC, Topic 805 related to business combinations and are now required to expense all acquisition-related transaction costs as incurred. Prior to 2009, we could capitalize these costs as part of the purchase price and would only have to expense these costs if we incurred these costs but the acquisition did not close. In 2007, we incurred $11.1 million in transaction costs directly relating to the proposed merger with CBOT Holdings, Inc., or CBOT. We did not succeed in our proposed merger with CBOT and the CME Group Inc. completed its acquisition of CBOT in July 2007. These costs are classified as “acquisition-related transaction costs” in the accompanying consolidated statement of income for the years ended December 31, 2009 and 2007. See note 15 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(5)	The financial results for the years ended December 31, 2009, 2008 and 2007 include $16.8 million, $13.2 million and $15.5 million, respectively, in interest expense on our outstanding indebtedness and $5.6 million, $6.0 million and $3.1 million, respectively, in interest expense relating to the Russell licensing agreement. The financial results for the year ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various other cost method investments. The financial results for the year ended December 31, 2007 include a gain on disposal of an asset of $9.3 million. Refer to notes 6, 7, 9 and 13 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(6)	We acquired an 8% equity ownership in the National Commodity and Derivatives Exchange, Ltd, or NCDEX, a derivatives exchange located in Mumbai, India, for $37.0 million in 2006. The NCDEX investment is classified as a cost method investment. As a result of a change in Indian law that limited the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%, we sold 3% of our ownership in NCDEX during September 2009. The financial results for the years ended December 31, 2009 and 2008 include impairment losses on the NCDEX cost method investment of $9.3 million and $15.7 million, respectively, which were recorded as other expense. For additional information, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

(7)	On January 1, 2009, we adopted what is now part of ASC Topic 810 related to noncontrolling interests. This standard establishes and improves accounting and reporting standards for the noncontrolling interest in a subsidiary and it also changes the way the consolidated income statement is presented. The adoption of this standard did not have a material impact on our consolidated financial statements, and resulted in a reclassification of noncontrolling interest from the mezzanine section of the balance sheet to equity of $5.9 million. Increases in noncontrolling interest, including that resulting from the acquisition of TCC, have been recorded within equity, with income attributable to that noncontrolling interest recorded separately in our consolidated statements of income.

(8)	In connection with our formation, we granted a put option to Continental Power Exchange, Inc., an entity controlled by our Chairman and Chief Executive Officer, Jeffrey C. Sprecher. The put option would have required us under certain circumstances to purchase Continental Power Exchange, Inc.’s equity interest in our business at a purchase price equal to the greater of the fair market value of the equity interest or $5 million. We initially recorded the redeemable stock put at the minimum $5 million redemption threshold. We adjusted the redeemable stock put to its redemption amount at each subsequent balance sheet date. In October 2005, we entered into an agreement with Continental Power Exchange, Inc. to terminate the redeemable stock put upon the closing of our initial public offering of common stock in November 2005. We increased the redeemable stock put by $61.3 million during the year ended December 31, 2005 resulting from an increase in the estimated fair value of our common stock from $8.00 per share as of December 31, 2004 to $35.90 per share as of November 21, 2005, the closing date of our initial public offering of common stock and the termination date of the redeemable stock put. The balance of the redeemable stock put on November 21, 2005 was $78.9 million and was reclassified to additional paid-in capital upon its termination. In connection with the termination of the put option, we amended certain registration rights previously granted to Continental Power Exchange, Inc. pursuant to which we may be obligated to pay the expenses of registration, including underwriting discounts up to a maximum of $4.5 million.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents(1)	$552,465	$283,522	$119,597	$204,257	$20,002
Short-term and long-term investments(1)	25,497	6,484	140,955	77,354	111,181
Margin deposits and guaranty funds assets(2)	18,690,238	12,117,820	792,052	—	—
Total current assets	19,459,851	12,552,588	1,142,094	340,917	164,015
Property and equipment, net	91,735	88,952	63,524	26,280	20,348
Goodwill and other intangible assets, net(3)	2,168,291	2,163,671	1,547,409	81,126	76,054
Total assets	21,884,875	14,959,581	2,796,345	493,211	265,770
Margin deposits and guaranty funds liabilities(2)	18,690,238	12,117,820	792,052	—	—
Total current liabilities	18,967,832	12,311,642	910,961	37,899	26,394
Current and long-term debt(4)	307,500	379,375	221,875	—	—
Equity	2,433,647	2,012,180	1,476,856	454,468	232,623

(1)	We invest a portion of our cash in short-term and long-term investments. Due to the adverse conditions in the credit markets, in 2008 we decided to shift more of our funds into cash equivalent investments as compared to short-term and long-term investments.

(2)	Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Trust and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with offsetting current liabilities to the clearing members that deposited them. ICE Clear Europe began clearing contracts in November 2008 upon the transition of clearing from LCH.Clearnet Ltd. ICE Trust began to clear credit default swaps contracts in March 2009. See note 12 to our consolidation financial statement and related notes that are included elsewhere in this Annual Report on Form 10-K.

(3)	The increase in the goodwill and intangible assets in 2009 primarily relates to the acquisition of TCC in March 2009. The increase in the goodwill and intangible assets in 2008 primarily relates to the acquisition of Creditex in August 2008. The increase in the goodwill and other intangible assets in 2007 primarily relates to the acquisition of ICE Futures U.S. in January 2007. See notes 3 and 8 to our consolidation financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

(4)	We borrowed $250.0 million in a senior unsecured credit facility in connection with the purchase of ICE Futures U.S. in January 2007 and we borrowed an additional $195.0 million in 2008 in connection with our stock repurchases. See note 9 to our consolidation financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except for rate per contract and percentages)
Operating Data:
Our Average Daily Trading and Clearing Fee Revenues(1):
Our U.K. futures business average daily exchange and clearing fee revenues	$1,023	$756	$696	$482	$226

Our U.S. and Canadian futures business average daily exchange and clearing fee revenues(2)	596	613	426	—	—

Our global credit default swaps OTC business average daily commission and clearing fee revenues(3)	655	206	—	—	—

Our bilateral global energy OTC business average daily commission fee revenues	78	135	178	102	79
Our cleared global energy OTC business average daily commission and clearing fee revenues	1,124	982	667	487	233

Our global energy OTC business average daily commission and clearing fee revenues	1,202	1,117	845	589	312

Our total average daily exchange, commission and clearing fee revenues	$3,476	$2,692	$1,967	$1,071	$538

Our Trading Volume(4):
Futures volume	262,320	237,226	191,848	92,721	42,055
Futures average daily volume	1,036	922	771	373	166
OTC energy volume	247,616	247,093	176,561	130,832	61,999
OTC energy average daily volume	983	977	723	525	247
Our ICE Futures Europe rate per contract	$1.56	$1.27	$1.29	$1.32	$1.35
Our agricultural commodity futures and options rate per contract(2)	$2.17	$2.15	$1.88	—	—
Our financial futures and options rate per contract(2)	$0.84	$1.06	$1.68	—	—
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	50.9%	46.8%	45.5%	46.8%	48.8%
Banks and financial institutions	23.8%	23.4%	23.6%	21.2%	20.5%
Liquidity providers	25.3%	29.8%	30.9%	32.0%	30.7%

(1)	Represents the total commission fee, exchange fee and clearing fee revenues for the year divided by the number of trading days during that year.

(2)	We acquired ICE Futures U.S. in January 2007 and ICE Futures Canada in August 2007.

(3)	We began offering CDS for trading following our acquisition of Creditex in August 2008 and for clearing following our formation of ICE Trust in March 2009.

(4)	Volume is calculated based on the number of contracts traded in our markets, which is the number of round turn trades. Each round turn trade represents a matched buy and sell order of one contract. Average daily volume represents the total volume, in contracts, for the year divided by the number of trading days during the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Our Business Environment

We are a leading operator of regulated global futures exchanges, OTC markets and derivatives clearing houses. We operate the leading electronic futures and OTC marketplace for trading a broad array of energy and agricultural commodities, CDS, equity indexes and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets, together with clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based energy futures exchange through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures exchange through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures exchange through our wholly-owned subsidiary, ICE Futures Canada. We conduct our OTC energy markets primarily through our electronic platform. ICE Futures Europe, as well as our OTC energy and European CDS markets, clears contracts through ICE Clear Europe, ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We conduct our OTC CDS trade execution markets through Creditex and clear our OTC North American CDS markets through ICE Trust. We completed our acquisition of TCC in March 2009, as part of our global strategy to offer clearing in the global CDS markets.

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

Financial Highlights

•

Our consolidated revenues increased by 22.3% to a record $994.8 million for the year ended December 31, 2009, compared to the same period in 2008, primarily due to revenues from recent acquisitions, the launch of CDS clearing, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S., which commenced in September 2008, and clearing revenues generated by our energy futures and new and existing OTC contracts following the launch of ICE Clear Europe in November 2008. This revenue growth was partially offset by a decrease in OTC natural gas swaps volume and agricultural commodity futures volume during the year ended December 31, 2009 compared to the same period in 2008.

•

Our consolidated operating expenses increased by 50.9% to $482.2 million for the year ended December 31, 2009, compared to the same period in 2008, primarily due to acquisitions, acquisition transaction costs, charges associated with employee terminations and lease terminations, and expenses relating to the establishment of CDS clearing through ICE Trust and ICE Clear Europe. Increased operating expenses were partially offset by costs incurred to close our futures trading floors in New York and Dublin and costs associated with the establishment of ICE Clear Europe during the year ended December 31, 2008.

•	Our consolidated operating margin decreased to 51.5% for the year ended December 31, 2009, compared to 60.7% for the same period in 2008.

•

Our consolidated net income attributable to ICE increased by 5.0% to $316.0 million for the year ended December 31, 2009, compared to the same period in 2008. The financial results for the years ended December 31, 2009 and 2008 include impairment losses of $9.3 million and $15.7 million, respectively, which we recorded as other expense, relating to our investment in NCDEX. NCDEX is a derivatives exchange located in Mumbai India in which we made a cost method investment in 2006. We recorded a net gain of $11.1 million during the year ended December 31, 2009 relating to adjustments to various other cost method investments, including the sale of the LCH.Clearnet shares that we owned. For additional information on these items, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K

•	Our consolidated cash flows from operations increased by 29.7% to $486.6 million for the year ended December 31, 2009, compared to the same period in 2008.

•

During the year ended December 31, 2009, 262.3 million contracts were traded in our futures markets, up 10.6% from 237.2 million contracts traded during the year ended December 31, 2008. During the year ended December 31, 2009, 247.6 million contract equivalents were traded in our OTC energy markets, up 0.2% from 247.1 million contract equivalents traded during the year ended December 31, 2008.

Recent Developments and Trends

Throughout the past eighteen months, global financial markets experienced a period of reduced liquidity, outflow of customer funds, defaults and extraordinary volatility due to deteriorating credit market conditions. As a result, many market participants, including many of our key customers, experienced reduced liquidity with continued credit contraction, financial institution consolidation and market participant bankruptcies. While our business continued to grow in 2008 and 2009 amid these market conditions, extraordinary volatility levels coupled with a sustained period of uncertainty relating to counterparty creditworthiness and the availability of credit to facilitate trading have limited trading participation in certain of our markets. As a result of the current market conditions, regulators and legislators may pass new regulations or laws that impact the way our markets operate. Further, the loans and equity investments made by governmental bodies in financial institutions could result in additional regulation and governmental oversight of these entities, many of which are active participants in our markets. We believe the availability of central counterparty clearing for futures and OTC contracts has supported and will continue to support the liquidity and participation in our marketplaces.

The establishment of ICE Clear Europe in November 2008 facilitated our launch of new cleared OTC contracts. Since the launch of ICE Clear Europe, we have launched over 220 new cleared OTC energy products. We established ICE Trust in March 2009 to facilitate the clearing of credit derivative contracts. Through ICE Trust, we began clearing North American CDS index contracts in March 2009 and certain North American single-name CDS contracts in December 2009. Through ICE Clear Europe, we began processing and clearing European CDS index contracts in July 2009 and certain European single-name CDS contracts in December 2009. We launched our North American buy-side solution for CDS clearing in December 2009 through ICE Trust. We are currently working closely with European CDS market participants and we expect the launch of our European buy-side solution for CDS clearing in the coming months. Through December 31, 2009, ICE Trust cleared 38,478 CDS transactions totaling $3.3 trillion of notional value, and resulting in $231.6 billion in notional value of open interest. Through December 31, 2009, ICE Clear Europe cleared 17,781 CDS transactions totaling $1.3 trillion of notional value, and resulting in $107.3 billion in notional value of open interest.

We believe that controlling our clearing process will allow us to introduce more products and risk management services to the futures and OTC markets, as well as ensure technology and operational service levels meet the efficiency standards that we have set within our execution business. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products in order to compete with other derivatives exchanges that manage their own clearing and risk management services. We have also launched cleared sugar, coffee and cocoa swaps for ICE Futures U.S. that may be cleared through ICE Clear U.S.

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

•

Weather:    Weather events have been an important factor in price volatility and the supply and demand of energy and agricultural commodities and, therefore, the trading activities of market participants. Unexpected or extreme weather conditions, such as low temperatures or hurricanes, and other events that cause demand increases, supply disruptions or unexpected volatility tend to result in business disruptions and expanded hedging and trading activity in our markets.

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

•

Seasonality:    Participants engaged in energy and agricultural businesses tend to experience moderate seasonal fluctuations in demand and price volatility, although such seasonal impacts have been somewhat negated in periods of high volume trading.

These and other factors could cause our revenues to fluctuate from period to period. These fluctuations may affect the reliability of period to period comparisons of our revenues and operating results when, for example, these comparisons are between periods in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.

Segment Reporting

For financial reporting purposes, our business is currently divided into three segments: our futures segment, our global OTC segment and our market data segment. For a discussion of these segments and related financial disclosure, refer to note 17 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Intersegment Fees

Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading in our futures segment. Our global OTC segment provides and supports the platform for electronic trading in our futures segment. Our futures segment and our global OTC segment provide access to trading data to our market data segment. Our market data segment provides marketing and other promotional services to our global OTC segment. During the year ended December 31, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal charges are reflected as intersegment revenues and expenses. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.

Our Futures Business Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Year Ended December 31,
	2009	%	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures	$110,804	25.3%	$92,971	25.3%	$87,308	29.8%
ICE WTI Crude futures	49,290	11.3	47,941	13.0	49,942	17.0
ICE Gas Oil futures	55,647	12.8	42,641	11.6	36,890	12.6
Sugar futures and options(1)	71,972	16.5	76,948	20.9	48,647	16.6
Cotton futures and options(1)	12,924	3.0	23,171	6.3	17,920	6.1
Russell index futures and options(2)	31,253	7.2	13,540	3.7	542	0.2
Other futures products and options(1)(3)	78,031	17.9	54,289	14.7	37,344	12.7
Intersegment fees(4)	27,618	6.3	5,746	1.6	3,754	1.3
Other(5)	(1,376)	(0.3)	10,693	2.9	10,740	3.7

Total revenues	436,163	100.0	367,940	100.0	293,087	100.0

Operating expenses:
Selling, general and administrative expenses(6)(7)	74,904	17.2	80,506	21.9	80,053	27.3
Intersegment expenses	54,096	12.4	38,767	10.5	30,836	10.5
Depreciation and amortization(7)(8)	34,229	7.8	13,472	3.7	6,386	2.2

Total operating expenses	163,229	37.4	132,745	36.1	117,275	40.0

Operating income	272,934	62.6	235,195	63.9	175,812	60.0
Other income, net(9)	11,098	2.5	5,165	1.4	14,217	4.9
Income tax expense	81,744	18.7	84,017	22.8	64,005	21.8

Net income	$202,288	46.4%	$156,343	42.5%	$126,024	43.0%

(1)	The agricultural commodities revenues, including cotton futures and options contract revenues, and to a lesser extent, sugar, coffee and cocoa futures and options contract revenues, decreased during the year ended December 31, 2009 from the prior years primarily due to (i) a significant reduction in the availability of credit to participants in the agricultural markets during the current year and (ii) less hedging activity during the current year as compared to the prior years when significant price volatility resulting in higher contract volume occurred. Reduced cotton hedging in the current year was primarily due to a significant reduction in both global exports and U.S. production of cotton.

(2)	Russell Index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

(3)	The increase in other futures products and options is primarily due to increased trading volumes in the emissions and coal futures contracts at ICE Futures Europe, partially offset by the lower trading volumes for coffee and cocoa futures and options contracts at ICE Futures U.S., as discussed above.

(4)	During the year ended December 31, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal fees were not charged during the years ended December 31, 2008 and 2007. However, if they were, then the intersegment fees would have been $28.0 million and $22.8 million for the years ended December 31, 2008 and 2007, respectively. These internal charges are reflected as intersegment revenues and expenses.

(5)	The financial results for the years ended December 31, 2009 and 2008 include $11.9 million and $2.4 million, respectively, in net interest paid to the clearing members for margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues. Refer to note 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on this item.

(6)	Includes compensation and benefits expenses and professional services expenses.

(7)	The financial results for the year ended December 31, 2009 include $4.1 million in employee termination costs, asset write offs and costs to vacate office space in New York City. The financial results for the year ended December 31, 2008 include $9.3 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors and costs associated with the establishment of ICE Clear Europe.

(8)	The financial results for the year ended December 31, 2009 and 2008 include $25.9 million and $7.2 million, respectively, in amortization expense relating to the Russell licensing agreement. Refer to note 13 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for more information on this item.

(9)	The financial results for the years ended December 31, 2009, 2008 and 2007 include $5.6 million, $6.0 million and $3.1 million, respectively, in interest expense relating to the Russell Licensing Agreement. The financial results for the year ended December 31, 2009 include a gain of $17.2 million from the sale of our LCH.Clearnet cost method investment. The financial results for the year ended December 31, 2007 include a gain on disposal of an asset of $9.3 million. Refer to notes 6, 7 and 13 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

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

We derived futures transaction and clearing fees of $409.9 million, $351.5 million and $278.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, representing 41.2%, 43.2% and 48.5%, respectively, of our consolidated revenues. The transaction and clearing fees earned on energy futures and option transactions, which occur through ICE Futures Europe, increased $64.0 million or 32.7% to $259.7 million for the year ended December 31, 2009 from $195.8 million for the year ended December 31, 2008. The transaction and clearing fees earned on agricultural commodities and financial futures and options transactions, which occur through ICE Futures U.S. and ICE Futures Canada, decreased $5.5 million or 3.6% to $150.2 million for the year ended December 31, 2009 from $155.7 million for the year ended December 31, 2008.

Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the year ended December 31, 2009, the average daily quantity of Brent crude oil traded in our markets was 291.9 million barrels, with an average notional daily value of over $18.7 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. With the trading of both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 46.0% market share of the global oil futures contracts traded for the year ended December 31, 2009, compared to a 46.1% market share during the year ended December 31, 2008.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $117.0 million, $76.3 million and $33.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in rebates is due primarily to an increase in the number of rebate programs offered on various futures and option contracts and from higher contract volume traded during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged and assuming that the same volume had been generated without the rebate program.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents the underlying commodity size per futures contract traded in our key futures markets as well as the relevant standard of measure for each contract:

Futures Contract	Size	Measure
ICE Brent Crude	1,000	Barrels
ICE WTI Crude	1,000	Barrels
ICE Gas Oil	1,000	Metric Tonnes
Sugar	112,000	Pounds

The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	74,138	68,368	59,729
ICE WTI Crude futures	46,394	51,092	51,388
ICE Gas Oil futures	36,039	28,805	24,510
Sugar futures and options	34,796	36,437	26,355
Cotton futures and option	5,284	10,631	9,526
Russell Index futures and options	39,297	17,054	338
Other futures and options	26,372	24,839	20,002

Total	262,320	237,226	191,848

The following table presents our year-end open interest for our futures contracts. Open interest is the aggregate number of contracts (long or short) that each clearing member holds either for its own account or on behalf of its clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest is also a measure of the future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange.

	As of December 31,
	2009	2008	2007
	(In thousands)
Open interest — futures and options contracts:
ICE Brent Crude futures	742	614	539
ICE WTI Crude futures	517	519	593
ICE Gas Oil futures	547	418	273
Sugar futures and options	2,053	1,707	1,796
Cotton futures and options	366	351	579
Coffee futures and options	247	250	348
Cocoa futures and options	169	158	201
Russell Index futures and options	364	446	17
Other futures and options	1,100	777	577

Total	6,105	5,240	4,923

Our OTC Business Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Year Ended December 31,
	2009(1)%		2008(1)%		2007	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(2)	$186,810	31.4%	$214,403	49.0%	$155,533	56.6%
North American power(3)	95,277	16.0	60,400	13.8	43,349	15.8
Credit default swaps	165,145	27.7	52,098	11.9	—	—
Other commodities markets	20,729	3.5	7,954	1.8	6,873	2.6
Electronic trade confirmation	6,591	1.1	6,873	1.6	6,010	2.2
Intersegment fees	63,261	10.6	41,199	9.4	32,311	11.8
Market data fees	47,682	8.0	48,458	11.1	27,256	9.9
Other	9,970	1.7	6,165	1.4	2,782	1.1

Total revenues	595,465	100.0	437,550	100.0	274,114	100.0

Operating expenses:
Selling, general and administrative expenses(4)(5)	286,674	48.2	174,113	39.8	94,350	34.4
Intersegment expenses	42,872	7.2	34,004	7.8	19,405	7.1
Acquisition-related transaction costs(6)	6,139	1.0	—	—	11,121	4.1
Depreciation and amortization(7)	76,978	12.9	48,651	11.1	26,286	9.6

Total operating expenses	412,663	69.3	256,768	58.7	151,162	55.1

Operating income	182,802	30.7	180,782	41.3	122,952	44.9
Other expense, net(8)	27,985	4.7	26,281	6.0	9,846	3.6
Income tax expense(9)	81,117	13.6	61,622	14.1	33,907	12.4

Net income	$73,700	12.4%	$92,879	21.2%	$79,199	28.9%

(1)	The financial results for the years ended December 31, 2009 and 2008 include the financial results for Creditex subsequent to its acquisition in August 2008 and the financial results for the year ended December 31, 2009 include the financial results for TCC subsequent to its acquisition in March 2009 and the financial results for ICE Trust following its formation in March 2009.

(2)	The North American natural gas contract trading volume decreased from the prior year due to de-leveraging in the broader markets and increased risk aversion, which reduced market liquidity, as well as relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity.

(3)	We began to recognize clearing fees for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. The clearing fees associated with our cleared OTC North American power contracts, which are generally charged at a higher level than the cleared OTC North American natural gas and global oil contracts, accounted for the majority of the increase in the North American power transaction and clearing fees from the prior year period.

(4)	Includes compensation and benefits expenses, professional services expenses and patent royalty expenses.

(5)	The financial results for the year ended December 31, 2009 include $28.9 million in costs associated with ICE Trust and CDS clearing at ICE Clear Europe and $5.7 million in employee termination costs.

(6)	The financial results for the years ended December 31, 2009 and 2007 include $6.1 million and $11.1 million in acquisition-related transaction costs. Refer to note 15 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(7)	The increase in depreciation and amortization expenses was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex and YellowJacket in 2008 and of TCC in 2009.

(8)	The financial results for the years ended December 31, 2009 and 2008 include impairment losses on the NCDEX cost method investment of $9.3 million and $15.7 million, respectively, which were recorded as other expense. We also had an additional cost method investment impairment for $3.7 million during the year ended December 31, 2009. For additional information on these items, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

(9)	The increase in income tax expense was primarily due to the increase in our pre-tax income related to our acquisitions of TCC and Creditex in 2009 and 2008, respectively, and the formations of ICE Trust and ICE Clear Europe in 2009 and 2008, respectively.

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

In addition to our transaction fee, cleared transactions require the payment of a clearing fee. Consistent with ICE Futures Europe, we did not derive direct revenues from the OTC energy clearing process in the past and participants paid the clearing fees directly to a third party clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture all clearing revenues associated with our global OTC segment, the amount of which will depend upon many factors, including but not limited to transaction volume, pricing and new product introductions. For the years ended December 31, 2009, 2008 and 2007, transaction fees related to cleared trades represented 66.3%, 62.7% and 69.3% of our total OTC revenues, respectively, net of intersegment fees. Excluding the OTC CDS markets, transaction and clearing fees related to cleared energy trades represented 91.6% and 85.6% of our total OTC energy transaction and clearing revenues for the years ended December 31, 2009 and 2008, respectively.

We derived transaction and clearing fees for OTC trades of $474.6 million, $341.7 million and $205.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, representing 47.7%, 42.0% and 36.9%, respectively, of our consolidated revenues. Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $32.1 million, $16.7 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in the rebates is due primarily to an increase in the amount of rebates offered for certain contracts in our North American markets, as well as increased trading activity in markets where rebates are offered.

The following tables present, for the periods indicated, the total volume or notional value of the underlying commodity and number of contracts traded in our OTC markets:

	Year Ended December 31,
	2009	2008	2007
Total volume or Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	511,714	571,364	394,880
North American power (in million megawatt hours)	6,921	6,490	5,492
Global oil (in equivalent million barrels of oil)	4,429	1,036	907
Credit default swaps (notional value in billions of dollars)(1)	$2,454.4	$1,064.8	—

(1)	The CDS notional value during the year ended December 31, 2008 is for the period following our acquisition of Creditex in August 2008.

The following table presents the number of contracts traded in our OTC energy markets:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Number of OTC energy contracts traded:
North American natural gas	204,690	228,554	159,659
North American power	15,751	10,085	8,331
Global oil and other	27,175	8,454	8,571

Total	247,616	247,093	176,561

The following table presents the underlying commodity size for selected contracts traded in our OTC energy markets as well as the relevant standard of measure for such contracts:

OTC Contract	Size	Measure
Financial gas	2,500	MMBtu
Physical gas	2,500	MMBtu
East power	800	Megawatt Hours per day
West power	400	Megawatt Hours per day
Crude oil	1,000	Barrels
Refined oil	100	Barrels

As of December 31, 2009, we had $339.8 billion in notional value of CDS open interest in ICE Trust and ICE Clear Europe. The following table presents our year-end open interest for our cleared OTC energy contracts:

	As of December 31,
	2009	2008	2007
	(In thousands)
Open interest — cleared OTC energy contracts:
North American natural gas	9,583	7,608	5,986
North American power	5,869	1,415	1,161
Global oil and other	728	99	28

Total	16,180	9,122	7,175

Our Market Data Business Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Year Ended December 31,
	2009	%	2008	%	2007	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$54,002	61.6%	$54,486	61.9%	$43,140	69.3%
Intersegment fees	33,671	38.4	33,432	38.0	19,079	30.7
Other	37	—	47	0.1	17	—

Total revenues	87,710	100.0	87,965	100.0	62,236	100.0

Operating expenses:
Selling, general and administrative expenses(1)	3,095	3.5	2,678	3.0	2,505	4.0
Intersegment expenses(2)	27,582	31.4	7,606	8.7	4,903	7.9
Depreciation and amortization	150	0.2	124	0.1	29	—

Total operating expenses	30,827	35.1	10,408	11.8	7,437	11.9

Operating income	56,883	64.9	77,557	88.2	54,799	88.1
Other income (expense), net(3)	(2,027)	(2.4)	1,078	1.2	500	0.8
Income tax expense	16,690	19.0	26,885	30.6	19,910	32.0

Net income	$38,166	43.5%	$51,750	58.8%	$35,389	56.9%

(1)	Includes compensation and benefits expenses and professional services expenses.

(2)	During the year ended December 31, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal fees were not charged during the years ended December 31, 2008 and 2007. However, if they were, then the intersegment expenses would have been $29.8 million and $24.0 million, respectively, for the years ended December 31, 2008 and 2007. These internal charges are reflected as intersegment revenues and expenses.

(3)	We had a cost method investment impairment for $2.4 million during the year ended December 31, 2009. For additional information on this item, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets.

We also earn subscription fee revenues from OTC daily indexes, view only access to the OTC markets and OTC and futures end of day reports. In addition, we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Overview

Consolidated net income attributable to ICE increased $15.0 million, or 5.0%, to $316.0 million for the year ended December 31, 2009 from $301.0 million for the comparable period in 2008. Our net income attributable to ICE for the year ended December 31, 2009 was increased by $1.8 million, primarily related to the loss attributable to ICE Trust, for which we have a 50% equity interest. Net income from our futures segment increased $45.9 million, or 29.4%, to $202.3 million for the year ended December 31, 2009 from $156.3 million for the comparable period in 2008, primarily due to energy futures clearing fee revenues at ICE Clear Europe that were recognized during the year ended December 31, 2009, additional intersegment revenues being allocated to it from our market data segment and the $17.2 million net gain on the sale of our LCH.Clearnet cost method investment. Net income from our global OTC segment decreased $19.2 million, or 20.6%, to $73.7 million for the year ended December 31, 2009 from $92.9 million for the comparable period in 2008, primarily due to a reduction in the trading volume in OTC North American natural gas contracts, costs incurred associated with the establishment of ICE Trust and CDS clearing at ICE Clear Europe, a $9.3 million impairment loss related to our investment in NCDEX, or $11.0 million net of taxes, recognized during the year ended December 31, 2009 and acquisition and restructuring expenses incurred during the year ended December 31, 2009. The decrease in net income from our global OTC segment was partially offset by OTC clearing fee revenues that were recognized during the year ended December 31, 2009 following our formation of ICE Clear Europe and a $15.7 million impairment loss on NCDEX, or $11.2 million net of taxes, recognized during the year ended December 31, 2008. Net income from our market data segment decreased $13.6 million, or 26.2%, to $38.2 million for the year ended December 31, 2009 from $51.8 million for the comparable period in 2008, primarily due to additional intersegment expenses being allocated to it from our futures segment. Consolidated operating income, as a percentage of consolidated revenues, decreased to 51.5% for the year ended December 31, 2009 from 60.7% for the comparable period in 2008. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, decreased to 31.8% for the year ended December 31, 2009 from 37.0% for the comparable period in 2008.

Our consolidated revenues increased $181.7 million, or 22.3%, to $994.8 million for the year ended December 31, 2009 from $813.1 million for the comparable period in 2008. This increase is primarily attributable to $165.1 million of revenues derived from execution, processing and clearing services provided in our OTC credit markets for the year ended December 31, 2009, compared to $52.1 million for the year ended December 31, 2008, following our acquisition of Creditex in August 2008, the formation of ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S. and clearing fee revenues collected in our energy futures and OTC markets. The increase in revenues was partially offset by lower trading volume in our OTC North American natural gas markets and agricultural commodity futures markets during the year ended December 31, 2009.

Consolidated operating expenses increased $162.6 million, or 50.9%, to $482.2 million for the year ended December 31, 2009 from $319.5 million for the comparable period in 2008. This increase is primarily attributable to $181.4 million of expenses relating to execution, processing and clearing services provided in our OTC credit markets for the year ended December 31, 2009 following our acquisition of Creditex and the formation and launch of CDS clearing through ICE Trust and ICE Clear Europe, including amortization of intangible assets, non-cash compensation expenses and professional services expenses. The increase in expenses were also due to $6.1 million in transaction costs incurred related to our acquisition of TCC in March 2009, $6.8 million in employee termination costs and costs incurred to vacate office space in New York City, a $18.7 million increase in amortization expense relating to the Russell licensing agreement from the prior year, and additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our other acquisitions. We recognized $55.3 million of expenses relating to Creditex’s business during the year ended December 31, 2008, including amortization of intangible assets, non-cash compensation expenses and professional services expenses. The increase in expenses was partially offset by expenses incurred relating to the establishment of ICE Clear Europe and severance costs associated with the ICE Futures U.S. floor closure incurred during the comparable period in 2008.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $191.2 million, or 27.6%, to $884.5 million for the year ended December 31, 2009 from $693.2 million for the comparable period in 2008. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 88.9% for the year ended December 31, 2009 from 85.3% for the comparable period in 2008.

Transaction and clearing fees generated in our futures segment increased $58.4 million, or 16.6%, to $409.9 million for the year ended December 31, 2009 from $351.5 million for the comparable period in 2008, while decreasing as a percentage of consolidated revenues to 41.2% for the year ended December 31, 2009 from 43.2% for the comparable period in 2008. The increase in transaction and clearing fees was primarily due to an increase in revenues from Russell Index futures and options after they began trading exclusively on ICE Futures U.S. in September 2008, an increase in the ICE Brent Crude futures, ICE Gas Oil futures, ICE Emissions futures and ICE Coal futures revenues and the recognition of clearing fees following the November 2008 launch of ICE Clear Europe. The increase was partially offset by an increase in the rebates offered on certain futures contracts and by a decrease in agricultural commodities revenues, including cotton futures and options contract revenues, from the prior period primarily due to a significant reduction in the availability of credit to participants in the agricultural markets during the current period and less hedging activity resulting from a significant reduction in both global exports and U.S. production of cotton during the current period. Total volume in our futures segment was 262.3 million contracts during the year ended December 31, 2009, an increase of 10.6% from 237.2 million contracts during the comparable period in 2008. Average transaction and clearing fees per trading day were $1.6 million and $1.4 million per trading day for the year ended December 31, 2009 and 2008, respectively.

Transaction and clearing fees generated in our global OTC segment increased $132.8 million, or 38.9%, to $474.6 million for the year ended December 31, 2009 from $341.7 million for the comparable period in 2008 primarily due to the increased activity in the OTC credit markets, growth in our OTC North American power and global oil contract volume and the recognition of clearing fees, partially offset by a reduction in OTC North American natural gas contract volume. We recognized transaction and clearing fees in our OTC credit markets of $165.1 million for the year ended December 31, 2009, compared to $52.1 million for the year ended December 31, 2008, following our acquisition of Creditex in August 2008, the formation of ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009.

We also recognized clearing fees for cleared OTC energy contracts following the November 2008 launch of ICE Clear Europe. The clearing fees associated with our cleared OTC North American power contracts, which are higher than those for cleared OTC North American natural gas and global oil contracts, accounted for the majority of the OTC clearing revenues. Contract volume in our OTC North American natural gas markets decreased 10.4% to 204.7 million contracts traded during the year ended December 31, 2009 from 228.6 million contracts traded during the comparable period in 2008. Volume in the OTC North American natural gas markets declined due to several factors, including relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity, as well as increased risk aversion and de-leveraging in the broader markets, which also reduced market liquidity. Contract volume in our OTC North American power markets increased 56.2% to 15.8 million contracts traded during the year ended December 31, 2009 from 10.1 million contracts traded during the comparable period in 2008 and contract volume in our global oil markets increased 221.8% to 27.1 million contracts traded during the year ended December 31, 2009 from 8.3 million contracts traded during the comparable period in 2008. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 47.7% for the year ended December 31, 2009 from 42.0% for the comparable period in 2008. Average transaction and clearing fees per trading day increased 42.1% to $1.9 million per trading day for the year ended December 31, 2009 from $1.3 million per trading day for the comparable period in 2008.

Market Data Fees

Consolidated market data fees decreased $1.3 million, or 1.2%, to $101.7 million for the year ended December 31, 2009 from $102.9 million for the comparable period in 2008. During the year ended December 31, 2009 and 2008, we recognized $50.1 million and $49.7 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the year ended December 31, 2009 and 2008, we recognized $41.8 million and $44.4 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 10.2% for the year ended December 31, 2009 from 12.7% for the comparable period in 2008.

Other Revenues

Consolidated other revenues decreased $8.3 million, or 48.9%, to $8.6 million for the year ended December 31, 2009 from $16.9 million for the comparable period in 2008. The decrease in other revenues is primarily due to $11.9 million in net interest paid to the clearing members for their margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues, as compared to $2.4 million during the year ended December 31, 2008 following our formation of ICE Clear Europe in November 2008. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 0.9% for the year ended December 31, 2009 from 2.1% for the comparable period in 2008.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $75.9 million, or 47.5%, to $235.7 million for the year ended December 31, 2009 from $159.8 million for the comparable period in 2008. This increase includes $109.5 million in Creditex and ICE Trust compensation and benefits expenses recognized during the year ended December 31, 2009, compared to $39.2 million for the year ended December 31, 2008, and a $4.0 million increase in non-cash compensation expenses, excluding Creditex and ICE Trust non-cash compensation expenses. This increase in non-cash compensation expenses is primarily related to the achievement of above-target performance on the performance-based restricted stock that was granted in December 2008 and true-up accruals relating to our estimate of the forfeiture rate on the non-cash awards. Our employee headcount increased from 795 employees as of December 31, 2008 to 826 employees as of December 31, 2009, due to the acquisition of TCC in March 2009 and the formation of ICE Trust during 2009, partially offset by the employee terminations during the year ended December 31, 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 23.7% for the year ended December 31, 2009 from 19.7% for the comparable period in 2008.

We expect that our compensation and benefits expenses will vary from year to year as a percentage of total revenues due to additional employees associated with the growth of our business, variable performance bonuses and non-cash compensation expenses recognized in accordance with applicable accounting standards. We expect our compensation and benefits expenses to increase in absolute terms in future periods in connection with the growth of our business.

Professional Services

Consolidated professional services expenses increased $5.9 million, or 19.7%, to $35.6 million for the year ended December 31, 2009 from $29.7 million for the comparable period in 2008. This increase was primarily due to $15.7 million in professional services expenses incurred during the year ended December 31, 2009 relating to ICE Trust and ICE Clear Europe CDS clearing, compared to $7.6 million in professional services expenses incurred during the year ended December 31, 2008 relating to the establishment of ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3.6% for the year ended December 31, 2009 from 3.7% for the comparable period in 2008. We expect our professional services expenses to vary from year to year in the future periods based on the type and level of our acquisitions and other investments.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $6.1 million for the year ended December 31, 2009. In 2009, we expensed $6.1 million in transaction costs directly relating to the acquisition of TCC. On January 1, 2009, we adopted what is now part of ASC Topic 805 related to business combinations and are now required to expense all acquisition related transaction costs as incurred. Prior to 2009, we could capitalize these costs as part of the purchase price and would only have to expense these costs if we incurred these costs but the acquisition did not close. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, were 0.6% for the year ended December 31, 2009. We did not incur any acquisition-related transaction costs during the year ended December 31, 2008.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $25.6 million, or 37.8%, to $93.4 million for the year ended December 31, 2009 from $67.8 million for the comparable period in 2008. This increase was primarily due to $21.3 million of Creditex and ICE Trust selling, general and administrative expenses recognized during the year ended December 31, 2009, compared to $6.0 million during the year ended December 31, 2008, a $4.0 million increase in our technology hosting expenses during the year ended December 31, 2009 compared to the prior year, $2.4 million in costs incurred to vacate office space in New York City during the year ended December 31, 2009, as well as increased hardware and software support, marketing expenses, sales taxes and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9.4% for the year ended December 31, 2009 from 8.3% for the comparable period in 2008. We expect our selling, general and administrative expenses to increase in absolute terms in future periods in connection with the growth of our business.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $49.1 million, or 78.9%, to $111.4 million for the year ended December 31, 2009 from $62.2 million for the comparable period in 2008. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex and YellowJacket in 2008 and of TCC in March 2009, an increase in amortization expenses on the Russell licensing agreement intangible assets, as well as additional depreciation expenses recorded on fixed asset additions incurred during 2009 and 2008. We recorded amortization expenses of $39.7 million and $22.5 million during the years ended December 31, 2009 and 2008, respectively, on the intangible assets acquired as part of our acquisitions. We recorded amortization expense related to the Russell licensing agreement intangible assets of $25.9 million and $7.2 million for the years ended December 31, 2009 and 2008, respectively, which reflects amortization on the exclusive and non-exclusive portions of the Russell licensing agreement intangible assets. We recorded depreciation expense on our fixed assets of $45.7 million and $32.5 million for the years ended December 31, 2009 and 2008, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 11.2% for the year ended December 31, 2009 from 7.7% for the comparable period in 2008. We anticipate that depreciation and amortization expenses will increase in future periods due to the amortization of acquired intangible assets, the impact of additional amortization of acquired intangibles assets from potential future acquisitions, and the increase in our capital expenditures in 2009 and in the foreseeable future.

Other Income (Expense)

Consolidated other expense decreased from other expense of $20.0 million for the year ended December 31, 2008 to other expense of $18.9 million for the year ended December 31, 2009. The decrease in other expense primarily reflects a $17.2 million net gain on the sale of our LCH.Clearnet cost method investment during the year ended December 31, 2009 and a $15.7 million NCDEX impairment loss during the year ended December 31, 2008, partially offset by a $9.3 million NCDEX impairment loss during the year ended December 31, 2009, $6.1 million in other cost method impairment losses during the year ended December 31, 2009 and a $9.6 million decrease in interest and investment income as well as a $3.3 million increase in interest expense for the year ended December 31, 2009 compared to the year ended December 31, 2008. Interest and investment income decreased primarily due to our cash and investments earning a lower return during the year ended December 31, 2009 compared to the same period in 2008. Interest expense increased primarily due to a $3.9 million increase in the amortization of the debt issuance costs in connection with the new credit facilities.

Income Taxes

Consolidated tax expense increased $7.0 million to $179.6 million for the year ended December 31, 2009 from $172.5 million for the comparable period in 2008, primarily due to the increase in our pre-tax income. Our effective tax rate was 36.4% for the year ended December 31, 2009 and 2008. The effective tax rate for the year ended December 31, 2009 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates and tax credits. The effective tax rate for the year ended December 31, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax-exempt interest income and tax credits.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Overview

Consolidated net income increased $60.4 million, or 25.1%, to $301.0 million for the year ended December 31, 2008 from $240.6 million for the comparable period in 2007. Net income from our futures segment increased $30.3 million, or 24.1%, to $156.3 million for the year ended December 31, 2008 from $126.0 million for the comparable period in 2007, primarily due to higher transaction fee revenues, partially offset by a gain on disposal of an asset of $9.3 million incurred during the year ended December 31, 2007. Net income from our global OTC segment increased $13.7 million, or 17.3%, to $92.9 million for the year ended December 31, 2008 from $79.2 million for the comparable period in 2007, primarily due to higher transaction fee revenues and $11.1 million in CBOT merger-related transaction costs incurred during the year ended December 31, 2007, partially offset by the $15.7 million NCDEX impairment loss recognized during the year ended December 31, 2008. Net income from our market data segment increased $16.4 million, or 46.2%, to $51.8 million for the year ended December 31, 2008 from $35.4 million for the comparable period in 2007, primarily due to increased market data fees relating to our global OTC markets. Consolidated operating income, as a percentage of consolidated revenues, was 60.7% for the year ended December 31, 2008 compared to 61.6% for the comparable period in 2007. Consolidated net income, as a percentage of consolidated revenues, was 37.0% for the year ended December 31, 2008 compared to 41.9% for the comparable period in 2007.

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

Consolidated operating expenses increased $98.8 million, or 44.8%, to $319.5 million for the year ended December 31, 2008 from $220.7 million for the comparable period in 2007. This increase is primarily attributable to $46.9 million of expenses relating to Creditex’s business following our acquisition on August 29, 2008, additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our acquisitions, including $8.4 million related to Creditex, professional services expenses incurred relating to the establishment of and transition activities for ICE Clear Europe and higher compensation expenses incurred during the year ended December 31, 2008 due primarily to higher non-cash compensation expenses and severance costs associated with the ICE Futures U.S. floor closure. These increased costs were partially offset by $11.1 million in CBOT merger-related transactions costs incurred during the year ended December 31, 2007.

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

Transaction and clearing fees generated in our futures segment increased $72.9 million, or 26.2%, to $351.5 million for the year ended December 31, 2008 from $278.6 million for the comparable period in 2007, while decreasing as a percentage of consolidated revenues to 43.2% for the year ended December 31, 2008 from 48.5% for the comparable period in 2007. The increase in transaction and clearing fees in this segment was primarily due to a 23.7% increase in our futures contract volumes, which was primarily attributable to increased liquidity brought by new market participants and price volatility. Volumes in our futures segment increased to 237.2 million contracts during the year ended December 31, 2008 from 191.8 million contracts during the comparable period in 2007. The increase in transaction and clearing fees also reflects clearing fees received for contracts traded and cleared on ICE Futures Europe following the November 2008 launch of ICE Clear Europe and greater relative volume growth for contracts traded on our ICE Futures U.S. exchange, which earn a higher transaction fee or rate per contract. The increase was offset by higher market maker rebates paid during 2008 compared to 2007. Average transaction and clearing fees per trading day for our futures segment increased 22.1% to $1.4 million per trading day for the year ended December 31, 2008 from $1.1 million per trading day for the comparable period in 2007.

Transaction and clearing fees generated in our global OTC segment increased $130.0 million, or 61.4%, to $341.7 million for the year ended December 31, 2008 from $211.8 million for the comparable period in 2007, primarily due to increased trading volumes. Increased trading volumes were primarily due to increased hedging, new customers, price volatility, strategic partnerships with Platts and NGX as well as the acquisitions of ChemConnect, Inc., Chatham Energy Partners, LLC and Creditex on July 9, 2007, October 1, 2007 and August 29, 2008, respectively. The increase in transaction and clearing fees also reflects clearing fees received for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. Transaction and clearing fees generated by trading in North American natural gas contracts increased $58.9 million, or 37.9%, to $214.4 million for year ended December 31, 2008 from $155.5 million for the comparable period in 2007. In addition, transaction and clearing fees generated by trading in North American power contracts increased $17.1 million, or 39.3%, to $60.4 million for the year ended December 31, 2008 from $43.3 million for the comparable period in

2007. We recognized Creditex transaction fees of $52.1 million for the year ended December 31, 2008 following our acquisition on August 29, 2008. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 42.0% for the year ended December 31, 2008 from 36.9% for the comparable period in 2007. The number of transactions or trades executed in our OTC energy business segment increased by 35.1% to 7.9 million trades for the year ended December 31, 2008 from 5.9 million trades for the comparable period in 2007. Average transaction and clearing fees per trading day for our global OTC segment increased 56.5% to $1.3 million per trading day for the year ended December 31, 2008 from $845,000 per trading day for the comparable period in 2007.

Market Data Fees

Consolidated market data fees increased $32.5 million, or 46.2%, to $102.9 million for the year ended December 31, 2008 from $70.4 million for the comparable period in 2007. This increase was primarily due to increased data access fees generated in our OTC market and increased terminal fees and license fees that we receive from data vendors in exchange for the provision of real-time price information generated by our futures markets. During the years ended December 31, 2008 and 2007, we recognized $49.7 million and $28.9 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. The increase in the data access fees was due to both an increase in the fees charged for data access, which came into effect October 1, 2007, and an increase in the number of customers. During the years ended December 31, 2008 and 2007, we recognized $19.7 million and $13.5 million, respectively, in terminal and license fees from data vendors in our market data segment. The increase in the market data fees received for terminal and license fees was due to both an increase in the average charge per terminal and an increase in the number of terminals. Consolidated market data fees, as a percentage of consolidated revenues, were 12.7% for the year ended December 31, 2008 compared to 12.3% for the comparable period in 2007.

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

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $11.1 million for the year ended December 31, 2007. In 2007, we incurred $11.1 million in transaction costs directly relating to the proposed merger with CBOT Holdings, Inc., or CBOT. We did not succeed in our proposed merger with CBOT and the CME Group Inc. completed its acquisition of CBOT in July 2007. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, were 1.9% for the year ended December 31, 2007. We did not incur any acquisition-related transaction costs during the year ended December 31, 2008.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $15.3 million, or 29.2%, to $67.8 million for the year ended December 31, 2008 from $52.5 million for the comparable period in 2007. This increase was primarily due to increased technology hosting expenses, hardware and software support, marketing expenses and rent expense that resulted from the growth of our business and due to $6.0 million of Creditex selling, general and administrative expenses following the closing of the acquisition on August 29, 2008. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, were 9.1% for the year ended December 31, 2008 compared to 8.8% for the comparable period in 2007.

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

	Three Months Ended,
	December 31, 2009(1)(2)	September 30, 2009(1)	June 30, 2009(1)(3)	March 31, 2009(1)(4)	December 31, 2008(1)(3)	September 30, 2008(1)	June 30, 2008	March 31, 2008
	(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures	$28,813	$28,265	$25,717	$28,009	$24,470	$21,583	$23,809	$23,109
ICE WTI Crude futures	12,524	12,654	11,251	12,861	11,352	10,837	12,722	13,030
ICE Gas Oil futures	15,047	14,657	13,213	12,730	11,440	10,740	9,532	10,929
Sugar futures and options	13,594	19,581	22,974	15,823	11,864	17,345	21,491	26,248
Cotton futures and options	3,882	2,312	3,763	2,967	3,595	3,998	6,281	9,297
Russell Index futures and options	7,508	8,141	8,043	7,561	9,023	4,269	126	122
Other futures products and options	21,009	18,232	20,648	18,142	13,947	12,563	13,129	14,650
OTC:
North American natural gas	49,706	48,602	44,551	43,951	40,090	55,171	59,076	60,066
North American power	28,326	25,605	21,760	19,586	14,177	14,364	16,157	15,702
Credit default swaps	39,408	43,220	44,548	37,969	35,537	16,561	—	—
Other commodities markets	7,575	5,896	4,853	2,405	1,570	1,758	2,300	2,326
Electronic trade confirmation services	1,780	1,703	1,634	1,474	1,093	1,786	2,041	1,953
Market data fees	25,194	24,891	25,485	26,114	26,960	25,771	25,493	24,720
Other	2,188	2,505	1,977	1,961	2,142	4,698	5,003	5,062

Total revenues	256,554	256,264	250,417	231,553	207,260	201,444	197,160	207,214

Operating expenses:
Compensation and benefits(2)	69,446	55,928	55,597	54,706	57,004	41,186	30,923	30,679
Professional services	9,649	9,866	8,813	7,229	6,716	9,089	6,928	6,972
Acquisition-related transaction costs(5)	—	—	529	5,610	—	—	—	—
Selling, general and administrative	24,982	22,613	22,938	22,906	20,157	17,626	15,680	14,337
Depreciation and amortization(6)	28,607	27,868	27,579	27,303	26,056	14,401	10,844	10,946

Total operating expenses	132,684	116,275	115,456	117,754	109,933	82,302	64,375	62,934

Operating income	123,870	139,989	134,961	113,799	97,327	119,142	132,785	144,280
Other income (expense), net(2)(3)	5,531	(2,583)	(17,139)	(4,723)	(16,171)	(860)	(1,146)	(1,861)
Income tax expense	46,409	50,524	45,764	36,854	32,301	43,319	46,775	50,129

Net income	$82,992	$86,882	$72,058	$72,222	$48,855	$74,963	$84,864	$92,290

Net loss attributable to noncontrolling interest	1,262	572	—	—	—	—	—	—

Net income attributable to ICE.	$84,254	$87,454	$72,058	$72,222	$48,855	$74,963	$84,864	$92,290

(1)	We acquired Creditex in August 2008 and the quarters subsequent to this date include its financial results. We acquired TCC and formed ICE Trust in March 2009 and the quarters subsequent to this date include their financial results.

(2)	The financial results for the three months ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various cost method investments, which were recorded in other income (expense). For additional information on these items, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The financial results for the three months ended December 31, 2009 include $3.9 million in employee termination costs and other increases in compensation and benefits expenses. Our performance during the historically and seasonally weak fourth quarter of 2009 was much stronger than anticipated, resulting in increased bonus accruals and non-cash compensation expenses to reflect a true-up for our 2009 outperformance versus our 2009 financial targets.

(3)	The financial results for the three months ended June 30, 2009 include an impairment loss on our investment in NCDEX of $9.3 million, or $11.0 million net of taxes, which was recorded as other expense. The financial results for the three months ended December 31, 2008 include an impairment loss on the NCDEX cost method investment of $15.7 million, or $11.2 million net of taxes, which was recorded as other expense. For additional information on these items, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

(4)	The financial results for the three months ended March 31, 2009 include $5.9 million in employee termination costs and costs to vacate office space in New York City.

(5)	We incurred incremental direct acquisition-related transaction costs of $5.6 million and $529,000 during the three months ended March 31, 2009 and June 30, 2009, respectively, related to the acquisition of TCC on March 6, 2009. On January 1, 2009, we adopted what is now part of ASC Topic 805 related to business combinations and are now required to expense all acquisition related transaction costs as incurred. Prior to 2009, we could capitalize these costs as part of the purchase price and would only have to expense these costs if we incurred these costs but the acquisition did not close.

(6)	The increase in depreciation and amortization expenses for the quarters subsequent to June 30, 2008 is primarily due to the amortization expenses relating to the Russell licensing agreement subsequent to it going exclusive in September 2008 and additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex in August 2008 and TCC in March 2009.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the development of our electronic trading platforms. We financed the cash portion of our merger with ICE Futures U.S. in 2007 with cash on hand and borrowings under our credit facilities discussed below. We financed the acquisitions we made in 2009 and 2008 with a combination of stock and cash on hand. We financed the stock repurchases under our stock repurchase plan during the year ended December 31, 2008 with cash on hand and borrowings under our credit facilities. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with strategic acquisitions or investments. See also “— Future Capital Requirements” below.

We had consolidated cash and cash equivalents of $552.5 million and $283.5 million as of December 31, 2009 and 2008, respectively. We had $25.5 million and $6.5 million in short-term and long-term investments as of December 31, 2009 and 2008, respectively, and $205.8 million and $136.5 million in short-term and long-term restricted cash as of December 31, 2009 and 2008, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

We invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, foreign and domestic government securities, equity securities and municipal bonds. We classify these investments as available-for-sale in accordance with relevant accounting standards. Available-for-sale investments are carried at their fair values with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. We do not have any investments classified as held-to-maturity or trading.

In August 2008, our board of directors authorized us to repurchase up to $500.0 million of our common stock under an authorization that originally expired in August 2009 and was extended to expire in February 2010. We repurchased approximately $300.0 million of our shares of common stock under this program. In February 2010, our board of directors authorized a new program to repurchase up to $300.0 million in our common stock. Any repurchases under this new program will be made in compliance with applicable U.S. laws. To date, we have not made any repurchases under the new program. We expect to fund any share repurchases with a combination of cash on hand, future cash flows and borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions and our strategic plans at that time.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$486,593	$375,112	$287,781
Investing activities	(142,275)	(69,746)	(637,388)
Financing activities	(75,112)	(141,119)	264,759
Effect of exchange rate changes	(263)	(322)	188

Net increase (decrease) in cash and cash equivalents	$268,943	$163,925	$(84,660)

Operating Activities

Consolidated net cash provided by operating activities was $486.6 million, $375.1 million and $287.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $111.5 million increase in net cash provided by operating activities for the year ended December 31, 2009 from the comparable period in 2008 is primarily due to the $45.9 million increase in the futures segment’s net income. The $87.3 million increase in net cash provided by operating activities for the year ended December 31, 2008 from the comparable period in 2007 is primarily due to the $30.3 million increase in the futures segment’s net income, the $16.4 million increase in the market data segment’s net income and the $13.7 million increase in the global OTC segment’s net income for the year ended December 31, 2008 from the comparable period in 2007.

Investing Activities

Consolidated net cash used in investing activities was $142.3 million, $69.7 million and $637.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. These activities primarily relate to cash paid for acquisitions and other intangibles, sales and purchases of available-for-sale investments, changes in the restricted stock balances and capital expenditures in each period for software, including internally developed software, and for computer and network equipment. The cash paid for acquisitions, net of cash acquired, for the years ended December 31, 2009, 2008 and 2007 were $39.4 million, $44.6 million and $480.1 million, respectively, and we paid $52.7 million for the purchase of the Russell licensing agreement during the year ended December 31, 2007. We had a net decrease (increase) in investments classified as available-for-sale of ($19.6 million), $134.4 million and ($59.6 million) for the years ended December 31, 2009, 2008 and 2007, respectively, primarily due to our decision to shift more of our funds into cash equivalent investments from available-for-sale short-term investments during 2008 and due to our acquisition of 4.8% of the common stock of Climate Exchange plc for $24.1 million in cash in June 2009. We had a net increase in restricted cash of $63.6 million, $106.1 million and $6.4 million, respectively, for the years ended December 31, 2009, 2008 and 2007 due to increases in the restricted cash balances between periods primarily relating to the acquisition of TCC and the formation of ICE Trust and ICE Clear Europe and their associated operational and regulatory requirements. We incurred capitalized software development costs of $20.3 million, $18.3 million and $12.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Capital expenditures totaled $24.4 million, $30.5 million and $31.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. These capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic trading, processing and clearing platforms, our new London office and physical relocation of our primary data center and disaster recovery sites. We also received net cash proceeds of $23.5 million during the year ended December 31, 2009 relating to sales of various cost method investments, including the LCH.Clearnet cost method investment.

Financing Activities

Consolidated net cash provided by (used in) financing activities was ($75.1 million), ($141.1 million) and $264.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. Consolidated net cash used in financing activities for the year ended December 31, 2009 primarily related to $76.9 million in repayments under the credit facilities described below and $10.3 million in debt issuance costs relating to the issuance of the new credit facilities, partially offset by $8.3 million in excess tax benefits from stock-based compensation. Consolidated net cash used in financing activities for the year ended December 31, 2008 primarily relates to $300.0 million used to finance stock repurchases, $46.0 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $37.5 million of borrowing repaid under our credit facilities, partially offset by $195.0 million in additional borrowings under our credit facilities to finance a portion of the stock repurchases and $44.1 million in excess tax benefits from stock-based compensation. Consolidated net cash provided by financing activities for the year ended December 31, 2007 primarily relates to the $250.0 million in proceeds received from borrowings under the credit agreement and $60.8 million in excess tax benefits generated from stock-based compensation, partially offset by $25.5 million in cash payments related to treasury shares received for restricted stock and stock option tax payments as well as $28.1 million in repayments under the credit agreement.

Loan Agreements

As of December 31, 2009, we have senior unsecured credit facilities outstanding with Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The credit facilities include two term loan facilities under which $307.5 million in the aggregate is outstanding as of December 31, 2009, a three-year revolving credit facility with a total borrowing capacity of $100.0 million and a 364-day revolving credit facility with a total borrowing capacity of $300.0 million. Aggregate principal maturities on the borrowings outstanding under the term loan facilities are $99.0 million, $132.8 million and $75.7 million in 2010, 2011 and 2012, respectively. The 364-day revolving credit facility expires on April 9, 2010 and the three-year revolving credit facility expires on April 9, 2012. During April 2009, the previous senior unsecured credit facilities were amended, during which time an additional $5.0 million was borrowed and the capacity of the revolving credit facilities was expanded. These previous outstanding borrowings were used to finance a portion of the cash paid for the ICE Futures U.S. acquisition in January 2007 and the stock repurchases in September 2008. As of December 31, 2009, no amounts have been borrowed under the $400.0 million combined revolving credit facilities.

Of the $300.0 million available under the 364-day revolving credit facility, (i) up to $150.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Trust, and (iii) up to $50.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear U.S. The Company has reserved $3.0 million of the $100.0 million available under the three-year revolving credit facility to be used to provide liquidity for certain of the clearing operations of ICE Clear Canada and the remaining balance can be used by the Company for working capital and general corporate purposes.

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

In April 2009, we entered into interest rate swaps to reduce our exposure to interest rate volatility on the two outstanding term loan facilities. The interest rate swaps are forward-starting swaps and are effective from December 31, 2009 through the maturity dates of the term loan facilities. The interest rate swaps require us to pay a fixed interest rate of 4.26% per annum on the term loan facility, of which $137.5 million is outstanding as of December 31, 2009, and 4.36% per annum on the other term loan facility, of which $170.0 million is outstanding as of December 31, 2009. In return, we will receive the one-month LIBOR-rate plus 250 basis points. These swaps are designated as cash flow hedges.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading volume growth, strategic plans, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $25 million and $30 million in 2010, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We are obligated to contribute $100.0 million in the aggregate to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period and have already contributed $10.0 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2009. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $80.0 million, and if such profits are not sufficient to fund the remaining $80.0 million obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2011. We expect our capitalized software development costs to remain relatively consistent with our 2009 capitalized software development costs.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Trust, ICE Clear U.S. and ICE Clear Canada, we currently have $97.0 million under our revolving credit facilities available for general corporate purposes. The credit facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to help raise the necessary funds. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us, particularly given prevailing economic conditions and disruptions in the credit markets.

Off-Balance Sheet Entities

We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt and interest	$320,144	$106,415	$213,729	$—	$—
Russell licensing agreement	103,559	15,120	39,917	48,522	—
Commitment to fund ICE Trust and ICE Clear Europe CDS guaranty funds	80,000	15,000	65,000	—	—
Operating and capital leases	80,174	19,002	34,049	20,871	4,768
Other liabilities	40,164	30,340	2,000	2,000	5,824

Total contractual cash obligations	$624,041	$185,877	$354,695	$71,393	$10,592

We have excluded from the contractual obligations and commercial commitments table above $18.7 billion in margin deposits and guaranty funds liabilities. Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Trust, ICE Clear Canada and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with offsetting current liabilities to the clearing members that deposited them. See note 12 to our consolidation financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

We have also excluded from the contractual obligations and commercial commitments table above $11.5 million in uncertain tax liabilities that are expected to be reversed within the next five years. Of this amount, $8.6 million is expected to be settled within the next year, $1.3 million is expected to be settled in the next two to three years and $1.6 million is expected to be settled in the next four to five years. The anticipated reduction in the balance of the liability is due primarily to the expiration of the applicable statute of limitations and the filing of tax returns. At this time, we are not able to determine which portion of the remaining uncertain tax benefits will be settled by means of a cash payment so the remaining uncertain tax benefits have not been included in the table above.

New and Recently Adopted Accounting Pronouncements

Refer to note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for information on the new and recently adopted accounting pronouncements that are applicable to us.

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

Goodwill and Other Identifiable Intangible Assets

We have significant intangible assets related to goodwill and other acquired intangibles. Our determination of the fair value of the intangible assets, related estimated useful lives of intangible assets and whether or not these assets are impaired requires us to make significant judgments. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2009, we had goodwill of $1,465.8 million and net other intangible assets of $702.5 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. We do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over the lesser of their contractual or estimated useful lives.

In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically-identifiable intangibles when a specific right or contract is acquired. Our fair value assumptions are based on management’s judgment and require the use of significant estimates and assumptions regarding estimated future cash flows. In performing the purchase price allocation, we consider, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of the acquired business.

At the acquisition date, a preliminary allocation of the purchase price is recorded based upon a preliminary valuation. We continue to review and validate estimates, assumptions and valuation methodologies underlying the preliminary valuation during the measurement period. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on our financial statements. The measurement period ends as soon as we receive the information about facts and circumstances that existed as of the acquisition date or we learn that more information is not obtainable, which usually does not exceed one year from the date of acquisition.

Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. These evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value. If the carrying value exceeds the estimated fair value, then an impairment loss is recorded if and to the extent that the carrying value is in excess of the implied fair value. We test our goodwill for impairment at the reporting unit level, which is one level below the operating segment level. Our reporting units are the OTC, CDS, ICE Futures U.S., ICE Futures Europe, ICE Futures Canada, and the market data reporting units. We determine the fair value of our reporting units based on a discounted cash flow methodology. We are also required to evaluate other finite-lived intangible assets for impairment by determining whether events or changes in circumstances indicate that the carrying value of our depreciable assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analyses. These analyses have not resulted in impairment through December 2009.

In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit. Future events could cause us to conclude that indications of goodwill or intangible asset impairment exist. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Capitalized Software Development Costs

We capitalize costs related to software developed or obtained for internal use in accordance U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $20.3 million, $18.3 million and $12.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

We review our capitalized software development costs and our other long-lived assets for impairment at each quarterly balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of our long-lived assets should be assessed. Our judgments about impairment are based in part on subjective assessments of the usefulness of the relevant software and may differ from comparable assessments made by others. We have not recorded any software impairment charges since our formation. To analyze recoverability, we estimate undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of assets to their estimated fair value with a corresponding charge to earnings. We believe that our capitalized software development costs are appropriately valued in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Income Taxes

We recognize a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. We recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences and carryforwards are expected to reverse. If necessary, deferred tax assets are reduced by establishing a valuation allowance equal to the amount of any tax benefits, based on available evidence, that are not expected to be realized. We recognize the benefits of uncertain tax positions taken or expected to be taken on tax returns as a component of income tax expense, net of taxes ultimately expected to be due. We recognize accrued interest related to uncertain tax positions as a component of interest expense. Any related penalties would be included in selling, general and administrative expenses. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. Although we believe that our estimates are reasonable, actual results could differ from these estimates.

We generally do not recognize income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are intended to be reinvested indefinitely to finance foreign activities. These undistributed foreign earnings could be subject to additional taxes if remitted, or deemed remitted, as a dividend to the United States; however, it is not practicable to estimate the additional amount, if any, of income taxes payable. We recognize income taxes, as necessary, with respect to undistributed earnings that are not reinvested indefinitely.

ITEM 7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of December 31, 2009 and 2008, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $783.8 million and $426.5 million, respectively, of which $80.4 million and $23.1 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $7.8 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of December 31, 2009, we had $307.5 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $3.1 million, assuming no change in the volume or composition of our outstanding indebtedness. The interest rates on our outstanding debt are currently reset on a monthly basis. In April 2009, we entered into interest rate swaps to reduce our exposure to interest rate volatility related to our debt, which are effective from December 31, 2009 through the maturity dates of our term loan facilities. The interest rate swaps fix the interest rate at 4.26% on the $137.5 million term loan facility that is outstanding as of December 31, 2009, and at 4.36% on the $170.0 million term loan facility that is outstanding as of December 31, 2009.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through Creditex and ICE Clear Europe, all sales through ICE Futures Canada and a small number of futures contracts at ICE Futures Europe. We may experience gains or losses from foreign currency transactions in the future given that there are still net assets or net liabilities and revenues and expenses of our U.S., U.K. and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. Of our consolidated revenues, 6.5%, 3.3% and 1.2% were denominated in pounds sterling, euros or Canadian dollars for the years ended December 31, 2009, 2008 and 2007, respectively. Of our consolidated operating expenses, 22.3%, 20.2% and 15.9% were denominated in pounds sterling or Canadian dollars for the years ended December 31, 2009, 2008 and 2007, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $2.4 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of ($823,000), $3.1 million and $842,000 for the years ended December 31, 2009, 2008 and 2007, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. We entered into hedging transactions during the year ended December 31, 2009 and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. The average exchange rate of the pound sterling to the U.S. dollar decreased from 2.0020 for the year ended December 31, 2007 to 1.8545 for the year ended December 31, 2008 and then decreased to 1.5661 for the year ended December 31, 2009. The average exchange rate of the euro to the U.S. dollar increased from 1.3711 for the year ended December 31, 2007 to 1.4726 for the year ended December 31, 2008 and then decreased to 1.3935 for the year ended December 31, 2009.

In connection with our acquisition of ICE Futures Canada in August 2007 and Creditex in August 2008, we have foreign currency translation risk equal to our net investment in certain Canadian and U.K. subsidiaries. The revenues, expenses and financial results of these Canadian and U.K. subsidiaries are denominated in Canadian dollars or pounds sterling, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of December 31, 2009, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $29.3 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0120 as of December 31, 2007 to 0.8170 as of December 31, 2008 and then increased to 0.9559 as of December 31, 2009. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar decreased from 1.9843 as of December 31, 2007 to 1.4619 as of December 31, 2008 and then increased to 1.6167 as of December 31, 2009. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.4603 as of December 31, 2007 to 1.3919 as of December 31, 2008 and then increased to 1.4332 as of December 31, 2009.

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

The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2010 Proxy Statement.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

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

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

February 10, 2010	February 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

IntercontinentalExchange, Inc.

We have audited IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IntercontinentalExchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IntercontinentalExchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009, of IntercontinentalExchange, Inc. and Subsidiaries and our report dated February 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

Board of Directors and Shareholders

IntercontinentalExchange, Inc.

We have audited the accompanying consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 10, 2010

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$552,465	$283,522
Short-term restricted cash	81,970	30,724
Short-term investments	2,005	3,419
Customer accounts receivable, net of allowance for doubtful accounts of $1,710 and $1,400 at December 31, 2009 and 2008, respectively	109,068	81,248
Margin deposits and guaranty funds	18,690,238	12,117,820
Prepaid expenses and other current assets	24,105	35,855

Total current assets	19,459,851	12,552,588

Property and equipment, net	91,735	88,952

Other noncurrent assets:
Goodwill	1,465,831	1,434,816
Other intangible assets, net	702,460	728,855
Long-term restricted cash	123,823	105,740
Long-term investments	23,492	3,065
Cost method investments	7,501	32,724
Other noncurrent assets	10,182	12,841

Total other noncurrent assets	2,333,289	2,318,041

Total assets	$21,884,875	$14,959,581

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,288	$49,663
Accrued salaries and benefits	52,185	41,096
Current portion of licensing agreement	15,223	12,686
Current portion of long-term debt	99,000	46,875
Income taxes payable	23,327	17,708
Margin deposits and guaranty funds	18,690,238	12,117,820
Other current liabilities	30,571	25,794

Total current liabilities	18,967,832	12,311,642

Noncurrent liabilities:
Noncurrent deferred tax liability, net	181,102	194,301
Long-term debt	208,500	332,500
Noncurrent portion of licensing agreement	73,441	82,989
Other noncurrent liabilities	20,353	24,901

Total noncurrent liabilities	483,396	634,691

Total liabilities	19,451,228	12,946,333

Commitments and contingencies
Redeemable stock put	—	1,068

EQUITY:
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 77,573 and 76,502 shares issued at December 31, 2009 and 2008, respectively; 73,489 and 72,364 shares outstanding at December 31, 2009 and 2008, respectively	776	765
Treasury stock, at cost; 4,084 and 4,138 shares at December 31, 2009 and 2008, respectively	(349,646)	(355,520)
Additional paid-in capital	1,674,919	1,608,344
Retained earnings	1,049,125	732,752
Accumulated other comprehensive income	24,558	19,890

Total IntercontinentalExchange, Inc. shareholders’ equity	2,399,732	2,006,231
Noncontrolling interest in consolidated subsidiaries	33,915	5,949

Total equity	2,433,647	2,012,180

Total liabilities and equity	$21,884,875	$14,959,581

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Transaction and clearing fees, net	$884,473	$693,229	$490,358
Market data fees	101,684	102,944	70,396
Other	8,631	16,905	13,539

Total revenues	994,788	813,078	574,293

Operating expenses:
Compensation and benefits	235,677	159,792	101,397
Professional services	35,557	29,705	23,047
Acquisition-related transaction costs	6,139	—	11,121
Selling, general and administrative	93,439	67,800	52,464
Depreciation and amortization	111,357	62,247	32,701

Total operating expenses	482,169	319,544	220,730

Operating income	512,619	493,534	353,563

Other income (expense):
Interest and investment income	1,961	11,536	11,865
Interest expense	(22,922)	(19,573)	(18,641)
Other income (expense), net	2,047	(12,001)	11,647

Total other income (expense), net	(18,914)	(20,038)	4,871

Income before income taxes	493,705	473,496	358,434
Income tax expense	179,551	172,524	117,822

Net income	$314,154	$300,972	$240,612

Net loss attributable to noncontrolling interest	1,834	—	—

Net income attributable to IntercontinentalExchange, Inc.	$315,988	$300,972	$240,612

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$4.33	$4.23	$3.49

Diluted	$4.27	$4.17	$3.39

Weighted average common shares outstanding:
Basic	72,985	71,184	68,985

Diluted	74,090	72,164	70,980

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

	IntercontinentalExchange, Inc. Shareholders’ Equity									Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income from
	Shares	Value	Shares	Value			Foreign Currency Translation	Available- For-Sale Securities	Cash Flow Hedges
Balance, January 1, 2007	59,596	$596	(1,471)	$(9,748)	$245,030	$191,179	$29,863	$(2)	$(2,450)	$—	$454,468
Other comprehensive income	—	—	—	—	—	—	3,183	61	—	—	3,244
Exercise of common stock options	1,044	11	(4)	(472)	9,920	—	—	—	—	—	9,459
Issuance of shares for acquisitions	10,303	103	—	—	707,560	—	—	—	—	—	707,663
Treasury shares received during acquisition	—	—	(1)	(197)	—	—	—	—	—	—	(197)
Treasury shares received for restricted stock and stock option tax payments	—	—	(181)	(24,814)	—	—	—	—	—	—	(24,814)
Stock-based compensation	—	—	—	—	25,415	—	—	—	—	—	25,415
Issuance of restricted stock	20	—	405	5,043	(5,043)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	61,089	—	—	—	—	—	61,089
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(83)	—	—	—	—	(83)
Net income	—	—	—	—	—	240,612	—	—	—	—	240,612

Balance, December 31, 2007	70,963	710	(1,252)	(30,188)	1,043,971	431,708	33,046	59	(2,450)	—	1,476,856
Other comprehensive loss	—	—	—	—	—	—	(10,657)	(108)	—	—	(10,765)
Exercise of common stock options	397	4	(1)	(225)	5,206	—	—	—	—	—	4,985
Issuance of shares for acquisitions	4,906	49	—	—	496,532	—	—	—	—	—	496,581
Repurchases of common stock	—	—	(3,220)	(300,000)	—	—	—	—	—	—	(300,000)
Change in fair value of redeemable stock put	—	—	—	—	—	72	—	—	—	—	72
Treasury shares received for restricted stock and stock option tax payments	—	—	(295)	(45,783)	—	—	—	—	—	—	(45,783)
Stock-based compensation	—	—	—	—	39,112	—	—	—	—	—	39,112
Issuance of restricted stock	236	2	630	20,676	(20,678)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	44,201	—	—	—	—	—	44,201
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	5,949	5,949
Net income	—	—	—	—	—	300,972	—	—	—	—	300,972

Balance, December 31, 2008	76,502	765	(4,138)	(355,520)	1,608,344	732,752	22,389	(49)	(2,450)	5,949	2,012,180
Other comprehensive income (loss)	—	—	—	—	—	—	6,869	(435)	(1,766)	—	4,668
Exercise of common stock options	653	6	—	—	12,698	—	—	—	—	—	12,704
Issuance of shares for acquisitions	50	1	—	—	5,894	—	—	—	—	—	5,895
Change in fair value of redeemable stock put	—	—	—	—	—	385	—	—	—	—	385
Treasury shares received for restricted stock and stock option tax payments	—	—	(157)	(12,220)	—	—	—	—	—	—	(12,220)
Stock-based compensation	—	—	—	—	57,477	—	—	—	—	—	57,477
Issuance of restricted stock	368	4	211	18,094	(18,098)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,604	—	—	—	—	—	8,604
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	29,800	29,800
Net loss attributable to noncontrolling interest	—	—	—	—	—	1,834	—	—	—	(1,834)	—
Net income	—	—	—	—	—	314,154	—	—	—	—	314,154

Balance, December 31, 2009	77,573	$776	(4,084)	$(349,646)	$1,674,919	$1,049,125	$29,258	$(484)	$(4,216)	$33,915	$2,433,647

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Net income	$314,154	$300,972	$240,612
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $1,011, ($1,677) and $655 for the years ended December 31, 2009, 2008 and 2007, respectively	6,869	(10,657)	3,183
Change in fair value of cash flow hedges, net of tax of ($994) for the year ended December 31, 2009	(1,766)	—	—
Change in fair value of available-for-sale securities, net of tax of ($169), ($39) and $22 for the years ended December 31, 2009, 2008 and 2007, respectively	(435)	(108)	61

Comprehensive income	$318,822	$290,207	$243,856

Comprehensive loss attributable to noncontrolling interest	1,834	—	—

Comprehensive income attributable to IntercontinentalExchange, Inc.	$320,656	$290,207	$243,856

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income	$314,154	$300,972	$240,612

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,357	62,247	32,701
Amortization of debt issuance costs	5,570	1,644	698
Provision for doubtful accounts	310	530	(615)
Net loss on sales or impairments of cost method investments	599	15,700	—
Net realized gains on sales of available-for-sale investments	(8)	(47)	(171)
Stock-based compensation	53,171	36,382	23,595
Gain on sales of businesses and assets	(719)	—	(9,268)
Deferred taxes	(11,536)	(16,986)	(3,222)
Excess tax benefits from stock-based compensation	(8,286)	(44,080)	(60,812)
Changes in assets and liabilities:
Customer accounts receivable	(27,427)	(14,382)	(5,248)
Prepaid expenses and other current assets	5,659	(2,996)	(2,359)
Noncurrent assets	316	1,029	1,267
Income taxes payable	23,867	58,023	74,003
Accounts payable, accrued salaries and benefits, and other accrued liabilities	19,566	(22,924)	(3,400)

Total adjustments	172,439	74,140	47,169

Net cash provided by operating activities	486,593	375,112	287,781

Investing activities
Capital expenditures	(24,410)	(30,484)	(30,999)
Capitalized software development costs	(20,332)	(18,328)	(12,267)
Cash paid for acquisitions, net of cash acquired	(39,372)	(44,606)	(480,114)
Purchase of intangible assets	—	—	(61,099)
Purchases of cost method investments	—	(2,385)	(40)
Proceeds from sales of cost method investments	23,451	—	—
Proceeds from sales of businesses and assets	1,580	—	13,269
Proceeds from sales of available-for-sale investments	8,539	236,935	272,771
Purchases of available-for-sale investments	(28,089)	(102,567)	(332,357)
Capitalized acquisition costs	—	(2,210)	(121)
Increase in restricted cash	(63,642)	(106,101)	(6,431)

Net cash used in investing activities	(142,275)	(69,746)	(637,388)

Financing activities
Excess tax benefits from stock-based compensation	8,286	44,080	60,812
Proceeds from credit facilities	5,000	195,000	250,000
Repayments of credit facilities	(76,875)	(37,500)	(28,125)
Issuance costs for credit facilities	(10,306)	(1,519)	(2,375)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(12,070)	(46,008)	(25,484)
Repurchases of common stock	—	(300,000)	—
Payments on capital lease obligations	(1,851)	(382)	—
Proceeds from exercise of common stock options	12,704	5,210	9,931

Net cash provided by (used in) financing activities	(75,112)	(141,119)	264,759

Effect of exchange rate changes on cash and cash equivalents	(263)	(322)	188

Net increase (decrease) in cash and cash equivalents	268,943	163,925	(84,660)
Cash and cash equivalents, beginning of year	283,522	119,597	204,257

Cash and cash equivalents, end of year	$552,465	$283,522	$119,597

Supplemental cash flow disclosure
Cash paid for income taxes	$164,600	$129,879	$54,255

Cash paid for interest	$13,076	$10,963	$14,586

Supplemental noncash investing and financing activities
Common stock and vested stock options issued for acquisitions	$5,895	$499,768	$707,663

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company owns ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the agricultural commodity, index and currency futures and options markets. The Company owns ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. In addition to operating an exempt commercial market (“ECM”) for trading OTC energy commodities and derivatives, the Company owns Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swaps (“CDS”) trade execution markets. The Company also owns and operates five central counterparty clearing houses, including ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear Canada, Inc. (“ICE Clear Canada”), The Clearing Corporation (“TCC”) and ICE Trust U.S. LLC (“ICE Trust”), which began clearing CDS markets in March 2009. Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg and Singapore. Except for a small amount of matched principal transactions by Creditex, the Company does not take any trading positions in any contracts in its markets.

The Company currently operates the OTC energy markets as an ECM pursuant to the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission (“CFTC”). As an ECM, the Company is required to file a notice with the CFTC, provide the CFTC with access to its trading system and certain trading reports and respond to requests for information or records from the CFTC. ICE Futures Europe is subject to extensive regulation in the United Kingdom by the Financial Services Authority (“FSA”), in accordance with the Financial Services and Markets Act 2000. ICE Futures Europe is responsible for maintaining financial resources sufficient for the proper performance of its functions as a recognized investment exchange, and, in order to satisfy this requirement, is obligated to maintain a minimum amount of liquid financial assets at all times. ICE Futures U.S. is subject to extensive regulation in the U.S. by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a commodity exchange registered as a designated contract market by the CFTC. It also establishes non-financial criteria for an exchange to be so registered. Registration as a designated contract market for the trading of futures and options contracts is non-exclusive. This means that the CFTC may register other exchanges as designated contract markets for trading in the same or similar contracts. As a registered designated contract market, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the Commodity Exchange Act. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of its self-regulatory programs in these areas. ICE Futures Canada’s operations are subject to extensive regulation by the Manitoba Securities Commission (“MSC”), under the Commodity Futures Act (Manitoba) (“CFA”). The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange. It establishes financial and non-financial criteria for an exchange. ICE Futures Canada also has surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and ICE Futures Canada is under the audit jurisdiction of the MSC with respect to these self-regulatory functions.

ICE Clear Europe clears and settles contracts for ICE Futures Europe, OTC energy and European CDS contracts and is regulated by the FSA as a Recognized Clearing House. In January 2010, the CFTC granted ICE

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Clear Europe registration as a U.S. Derivatives Clearing Organization (“DCO”). ICE Futures U.S. owns its clearing house, ICE Clear U.S., which clears and settles contracts traded on, or subject to the rules of, ICE Futures U.S. ICE Clear U.S. is a DCO and is regulated by the CFTC. ICE Futures Canada owns its clearing house, ICE Clear Canada, which clears and settles contracts traded on, or subject to the rules of, ICE Futures Canada. ICE Clear Canada is a recognized clearing house under the provisions of the CFA and is regulated by the MSC. Creditex Securities Corporation, a subsidiary of Creditex, is registered as a broker-dealer in securities under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority. ICE Trust clears and settles North American CDS contracts and is regulated by the Federal Reserve and the New York State Banking Department as a North American CDS counterparty clearing house. Although ICE Trust operates pursuant to exemptive relief from the U.S. Securities and Exchange Commission and the U.S. Treasury Department, it is required to comply with certain requirements to satisfy the conditions of the exemptive relief. TCC is a DCO that provides clearing and settlement services to its participants for trades in futures contracts, options on futures contracts and OTC transactions executed on various exchanges and marketplaces.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed several acquisitions in 2009, 2008 and 2007 and has included the financial results of these companies in its consolidated financial statements effective from the respective acquisition dates.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Noncontrolling Interest

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. In connection with the Company’s acquisition of Creditex, the Company holds a 50.1% equity ownership in QW Holdings LLC, which the Company consolidates. QW Holdings LLC owns Q-WIXX, which is a dealer-to-client electronic platform for trading portfolios of CDS. The platform is a joint initiative between Creditex and the dealer community and has been operated in both North America and Europe since June 2007. A noncontrolling interest in QW Holdings LLC is recorded in the accompanying consolidated balance sheet as of December 31, 2009 and 2008 and a noncontrolling interest in ICE Trust is recorded in the accompanying consolidated balance sheet as of December 31, 2009 for the ownership interest held by the limited partners (Note 3).

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Segment and Geographic Information

The Company currently has three reportable segments: its global OTC segment, its futures segment, and its market data segment. All three operate across domestic and international markets. Substantially all of the Company’s identifiable assets are located in the United States, the United Kingdom and Canada.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with remaining maturities at the purchase date of three months or less to be cash equivalents.

Short-Term and Long-Term Restricted Cash

The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets (Note 4).

Short-Term and Long-Term Investments

The Company invests a portion of its cash in excess of short-term operating needs in government securities, equity securities, investment-grade marketable debt securities and municipal bonds (Note 5). These investments are classified as available-for-sale in accordance with U.S. GAAP. The Company does not have any investments classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings.

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

Cost Method Investments

The Company uses the cost method to account for investments in companies that the Company does not control and for which the Company does not have the ability to exercise significant influence over the entities’ operating and financial policies (Note 6).

Margin Deposits and Guaranty Funds

Original margin, variation margin and guaranty funds held by the Company’s clearing houses for clearing members may be in the form of cash, government obligations, money market mutual fund shares, letters of credit

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and emission allowances (Note 12). Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These securities are held in safekeeping and are only pledged to the Company’s clearing houses, and the Company’s clearing houses do not take legal ownership of them.

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

Software Development Costs

The Company capitalizes costs, both internal and external direct and incremental costs, related to software developed or obtained for internal use in accordance with U.S. GAAP. Software development costs incurred during the preliminary or maintenance project stages are expensed as incurred, while costs incurred during the application development stage are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Amortization of these capitalized costs begins only when the software becomes ready for its intended use. General and administrative costs related to developing or obtaining such software are expensed as incurred.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of the Company’s acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 8). The Company recognizes specifically identifiable intangibles when a specific right or contract is acquired. Goodwill has been allocated to reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition.

The Company tests its goodwill for impairment at the reporting unit level, which is one level below the operating segment level. The reporting unit levels for the Company’s goodwill are the OTC, CDS, ICE Futures U.S, ICE Futures Europe, ICE Futures Canada and market data reporting units. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Goodwill impairment testing consists of a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company determines the fair value of its reporting units based on a discounted cash flow methodology, which includes management assumptions of long-term growth rates, operating margins and weighted average cost of capital. Changes in any of the estimates or assumptions used in the analysis could materially affect the determination of the fair value of each reporting unit.

The Company also evaluates indefinite-lived intangible assets for impairment annually in its fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Such evaluation includes comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. The Company did not record an impairment charge related to goodwill or indefinite-lived intangible assets during the years ended December 31, 2009, 2008 or 2007.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company reviews its property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives. The Company did not record an impairment charge related to finite-lived intangible assets during the years ended December 31, 2009, 2008 or 2007.

Income Taxes

The Company and its U.S. subsidiaries file a U.S. federal income tax return, in accordance with relevant federal laws and regulations. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. The majority of the Company’s foreign subsidiaries are based in the United Kingdom and they file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. Deferred tax expenses and benefits are recognized for changes in deferred tax assets and liabilities. The difference between the statutory income tax rate and our effective tax rate for a given period is primarily a reflection of the tax effects of our foreign operations, tax credits, state income taxes and the non-deductibility of certain expenses.

Revenue Recognition

The Company’s revenues primarily consist of transaction and clearing fee revenues for OTC and futures transactions executed and cleared through the Company’s internet-based global electronic trading and clearing platforms, through the ICE Futures U.S. open-outcry exchange or through the Company’s Creditex voice brokers

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and are recognized on the date the transactions are executed or are cleared. The Company calculates the transaction and clearing fee revenues based on the volume of each commodity traded or cleared multiplied by the transaction rate or clearing rate for each commodity type. The futures transaction and clearing fee revenues are determined on the basis of the transaction and clearing fee charged for each contract traded on the exchanges. Prior to the launch of ICE Clear Europe in November 2008, the Company did not recognize any clearing revenue on the ICE Futures Europe and OTC cleared contracts.

Transaction and clearing fees are recorded net of rebates of $149.1 million, $93.0 million and $37.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company offers rebates in certain of its markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate. Typically, the Company offers these rebates until it believes the market has generated sufficient liquidity and volume so that the rebates are no longer needed to sustain and promote liquidity. These rebates reduce revenue that the Company would have generated had it charged full transaction fees and had it generated the same volume without the rebate program.

Market data fee revenues primarily include terminal and license fees received from data vendors in exchange for the provision of real-time futures price information and data access fees. Market data fees are charged to data vendors on a monthly basis based on the number and type of terminals they have carrying futures data. Each data vendor also pays an annual license fee, which is deferred and recognized as revenue ratably over the period of the annual license. Market data fee revenues also include monthly data access fees charged to customers that are signed up to trade on the OTC electronic platform. The monthly data access amount for each company is based on the number of users at each company signed up to trade on the electronic platform. The excess of the monthly data access fee total for each company over the actual amount of commissions paid that month for trading activity is recognized as monthly data access revenues. The actual amount of commissions paid that month for trading activity is recognized as transaction and clearing fee revenues.

Other revenues are recognized as services are provided or they are deferred and amortized ratably over the periods to which they relate. Other revenues are recorded net of interest paid to the clearing members for margin deposits at ICE Clear Europe (Note 12), and were $11.9 million and $2.4 million for the years ended December 31, 2009 and 2008, respectively.

Credit Risk and Significant Customers

The Company’s clearing houses have credit risk for maintaining the cash deposits at various financial institutions. Cash deposit accounts are established at larger money center banks and structured to restrict the rights of offset or liens by the bank. The Company’s clearing houses monitor the cash deposits and mitigate credit risk by keeping such deposits in several financial institutions, ensuring that its overall credit risk exposure to any individual financial institution remains within acceptable concentration limits, and by ensuring that the financial institutions have strong or high investment grade ratings. If the cash deposits decrease in value, the Company’s clearing houses would be liable for the losses. The Company’s clearing houses have not experienced losses related to these cash deposits.

The Company’s accounts receivable related to its global OTC segment and its market data segment subjects the Company to credit risk, as the Company does not require its customers to post collateral for bilateral trades or for market data services. The Company does not risk its own capital in transactions or extend credit to market participants in any commodities markets. The Company limits its risk of loss by allowing trading access to companies that qualify as eligible commercial entities, as defined in the Commodity Exchange Act, and by terminating access to trade to entities with delinquent accounts.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The growth of cleared OTC energy products also limits the Company’s risk of loss in its global OTC segment as the clearing houses collect cleared transaction fees on the date the transactions occur. During the year ended December 31, 2009 and 2008, 91.6% and 85.7% of the global OTC energy transactions were from cleared trades. The futures businesses have minimal credit risk as all of their transaction revenues are currently cleared through ICE Clear Europe, ICE Clear U.S., ICE Clear Canada or TCC. The Company’s clearing businesses have substantial credit risk, as more fully described in Note 12.

The Company’s accounts receivable is stated at cost. There were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2009 or December 31, 2008. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2009, 2008 or 2007.

Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. U.S. GAAP requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. U.S. GAAP requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company’s consolidated financial statements.

Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statement of income for the year ended December 31, 2009 was $53.2 million and $11.0 million, respectively, was $36.4 million and $11.5 million, respectively, for the year ended December 31, 2008 and was $23.6 million and $7.4 million, respectively, for the year ended December 31, 2007. The amount expensed for the years ended December 31, 2009, 2008 and 2007 is net of $3.2 million, $2.5 million and $1.8 million, respectively, of stock-based compensation that was capitalized as software development costs.

During the years ended December 31, 2009, 2008 and 2007, the Company recognized excess tax benefits of $9.0 million, $44.2 million and $61.1 million, respectively, as an increase to the additional paid-in capital balance. Of that amount, $8.3 million, $44.1 million and $60.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, were qualifying excess tax benefits that are eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. The $8.3 million, $44.1 million and $60.8 million is reported as a financing cash flow in the accompanying consolidated statement of cash flows for the years ended December 31, 2009, 2008 and 2007, respectively. Regarding the ordering of tax benefits to determine whether an excess tax benefit is realized, as well as to measure that excess tax benefit, the Company follows applicable tax laws and disregards indirect effects of the excess tax benefit.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with U.S. GAAP using an option pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction, if one was to exist.

Earnings Per Common Share

Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive (Note 18).

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (Note 10).

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (Note 16). The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost method investments, short-term and long-term debt and other short-term assets and liabilities.

Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses

The Company has foreign currency translation risk equal to its net investment in certain Canadian and U.K. subsidiaries. The revenues, expenses and financial results of these Canadian and U.K. subsidiaries are denominated in Canadian dollars or pounds sterling, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of December 31, 2009, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $29.3 million.

The Company has foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through its operations which are received in or paid in pounds sterling or euros due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net gains (losses) of ($823,000), $3.1 million and $842,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Marketing and Promotional Fees

Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $6.6 million, $4.3 million and $4.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Recently Adopted and New Accounting Pronouncements

On January 1, 2009, the Company adopted what is now part of Accounting Standards Codification (“ASC”) Topic 805 related to business combinations. The new standard requires the Company to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. It changes the accounting treatment for certain specific acquisition-related items including expensing acquisition costs as incurred, valuing noncontrolling interests at fair value at the acquisition date and expensing restructuring costs associated with an acquired business. It also includes a number of new disclosure requirements. This standard was applied prospectively to business combinations consummated on or after January 1, 2009, including the Company’s acquisition of TCC on March 6, 2009 (Note 3). As a result of the Company’s adoption of the new standard, $6.1 million in transaction costs related to the acquisition of TCC were expensed in the accompanying consolidated statement of income for the year ended December 31, 2009 (Note 15), of which $2.2 million had been included as deferred acquisition costs and classified in noncurrent assets in the Company’s consolidated balance sheet as of December 31, 2008. The Company expects the adoption of this standard to have an impact on its financial results, but the extent of the impact is dependent on the size, complexity and number of acquisitions made in the future and the related use of external advisory service providers.

On January 1, 2009, the Company adopted what is now part of ASC Topic 810 related to noncontrolling interests. This standard establishes and improves accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, and expands disclosures in the consolidated financial statements in order to clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, and resulted in a reclassification of noncontrolling interest from the mezzanine section of the balance sheet to equity of $5.9 million. Increases in noncontrolling interest, including that resulting from the acquisition of TCC, have been recorded within equity, with income or loss attributable to that noncontrolling interest recorded separately in the Company’s consolidated statements of income.

In April 2009, the Company adopted what is now part of ASC Topic 820 related to fair value measurements and recognition and presentation of other-than-temporary impairments. The new guidance clarifies the objective and method of fair value measurement when there has been a significant decrease in market activity for the asset or liability being measured, and changes existing guidance for determining whether an impairment of a debt security is other than temporary. This guidance was effective for the Company’s quarter ending June 30, 2009 and the application of these standards did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the Financial Accounting Standards Board issued what is now part of ASC Topic 855 related to the reporting of subsequent events. This standard prescribes the period after the balance sheet date during

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

which an entity should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the related disclosure requirements. This standard was effective for the Company as of the quarter ending June 30, 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. Patent royalty expenses of $1.7 million for the year ended December 31, 2007 were reclassified to selling, general and administrative expenses in the accompanying consolidated statements of income. Long-term investments of $3.1 million was reclassified from other noncurrent assets in the accompanying consolidated balance sheets as of December 31, 2008.

3.    Acquisitions and Formation of CDS Clearing

The Clearing Corporation (“TCC”) Acquisition

The Company completed its acquisition of TCC on March 6, 2009. The acquisition has been accounted for under the acquisition method. TCC is a U.S. clearing house that provides clearing and settlement services to its participants for trades in futures contracts, options on futures contracts and OTC transactions executed on various exchanges and marketplaces. TCC also developed the CDS risk management framework, operational processes and infrastructure for ICE Trust’s clearing operations. The Company acquired 100% of TCC for cash and a 50% non-voting-equity interest in the parent company of ICE Trust. The 50% equity interest in the parent company of ICE Trust entitles the holders to 50% of the net profits of ICE Trust. The majority of the former stockholders of TCC have waived their participation in the profits through December 31, 2009.

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

The total purchase price was allocated to TCC’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of March 6, 2009. The preliminary net tangible and identifiable intangible assets acquired from TCC were $77.1 million, including $6.0 million of regulatory capital that is reflected as restricted cash in the accompanying consolidated balance sheet as of December 31, 2009. The primary area of the preliminary purchase price allocation that is not yet finalized relates to the fair value analysis of certain tangible assets and liabilities. In performing the purchase price allocation, the Company considered, among other factors, analyses of historical financial performance, estimates of future financial performance and anticipated merger synergies. The Company has recorded intangible assets associated with the TCC acquisition of $19.6 million for customer relationships, which has been assigned a nine year useful life, $14.2 million for developed technology, which has been assigned a three to five year useful life, and $1.6 million in other intangible assets. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $29.6 million and was recorded as goodwill. The allocation of the purchase price will be finalized upon completion of the fair value analysis of the acquired assets and liabilities.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The goodwill and other intangible assets from the acquisition of TCC have been included in the global OTC segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The TCC goodwill amount was allocated to the CDS reporting unit for purposes of future impairment testing. The Company estimates that none of the goodwill acquired for the TCC acquisition will be deductible for tax purposes as it was a nontaxable transaction.

Formation of CDS Clearing Operations

The Company has assembled a comprehensive CDS infrastructure with its acquisition of Creditex and its subsidiaries, which included ICE Processing (formerly known as T-Zero), which operates a CDS post-trade processing platform known as ICE Link, as well as its acquisition of TCC. The Company utilized infrastructure, domain knowledge and personnel from each entity to establish ICE Trust, which serves as the Company’s North American CDS clearing house, and to launch European CDS clearing at ICE Clear Europe. A distinct pricing structure applies to the initial CDS clearing members, including specific caps and floors on the total fees to be paid for all CDS clearing, which may limit the revenue potential from these initial clearing members.

As a New York limited liability trust company and a member of the Federal Reserve, ICE Trust is subject to direct regulation and supervision by the Federal Reserve and the New York State Banking Department (“NYSBD”). Subject to compliance with certain conditions, ICE Trust operates under a temporary exemption from the Securities and Exchange Commission (“SEC”) and the U.S. Treasury Department. Through ICE Trust, the Company began processing and clearing North American CDS index contracts in March 2009 and certain North American single-name CDS contracts in December 2009. Through ICE Clear Europe, the Company began processing and clearing European CDS index contracts in July 2009 and certain European single-name CDS contracts in December 2009. The Company launched its North American buy-side solution for CDS clearing in December 2009 through ICE Trust. The Company is currently working closely with European CDS market participants and it expects the launch of our European buy-side solution for CDS clearing during the coming months. Through December 31, 2009, ICE Trust cleared 38,478 CDS transactions totaling $3.3 trillion of notional value, and resulting in $232 billion in notional value of open interest. Through December 31, 2009, ICE Clear Europe cleared 17,781 CDS transactions totaling $1.3 trillion of notional value, and resulting in $107 billion in notional value of open interest.

The Company contributed an initial $10.0 million to the ICE Trust guaranty fund and an initial $10.0 million to the ICE Clear Europe CDS Guaranty Fund, along with the contributions by clearing members. The Company is obligated to increase its contributions to the respective CDS guaranty funds to $100.0 million, including $50.0 million to the ICE Trust guaranty fund and $50.0 million to the ICE Clear Europe CDS guaranty fund (Note 12). For these contributions, $25.0 million, inclusive of the initial $10.0 million contributions to each respective CDS guaranty fund, is required to be made to each clearing house’s CDS guaranty fund by one year following the date on which each clearing house’s rules are amended to implement the protection of customer funds (the “Customer Integration Date”). An additional $25.0 million contribution is required to be made to each respective clearing house’s CDS guaranty fund by the second anniversary of the Customer Integration Date. The Customer Integration Date is December 14, 2009 for North American CDS clearing through ICE Trust and it has not been determined but will likely occur during the first half of 2010 for European CDS clearing through ICE Clear Europe.

Creditex Acquisition

The Company acquired 100% of Creditex on August 29, 2008 for a combination of stock and cash. The Company also assumed the Creditex stock option and restricted stock award plans. Creditex is a market leader

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and innovator in the execution and processing of CDS with markets spanning the United States, Europe and Asia. Creditex serves the most liquid segments of the traded CDS market, including indexes, single-name instruments and standardized tranches. The acquisition provided the Company with the opportunity to expand into the global CDS market, including trade execution and post-trade services. The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 29, 2008. The total purchase price was $534.0 million, and was comprised of the following (in thousands):

Cash paid to Creditex stockholders	$48,684
Fair value of the Company’s common stock and vested stock options issued	475,197
Excess working capital	4,826
Transaction costs	5,326

Total purchase price	$534,033

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

Under purchase accounting, the total purchase price was allocated to Creditex’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of August 29, 2008, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The purchase price allocation is as follows (in thousands):

Cash and cash equivalents and short-term investments	$45,936
Other current assets	33,930
Property and equipment	5,243
Goodwill	376,453
Identifiable intangible assets	215,400
Other noncurrent assets	18,795
Current liabilities	(51,392)
Deferred tax liabilities on identifiable intangible assets	(99,110)
Other long-term liabilities and noncontrolling interests	(11,222)

Total purchase price allocation	$534,033

The goodwill and other intangible assets from the acquisition of Creditex have been included in the global OTC segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The Creditex goodwill amount was allocated to the CDS reporting unit for purposes of future impairment testing. The Company estimates that none of the goodwill acquired for the Creditex acquisition will be deductible for tax purposes as it was a nontaxable transaction.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of Creditex’s business. The following table sets forth the components of intangible assets associated with the acquisition as of December 31, 2009 (in thousands, except years):

Intangible Asset	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Customer relationships	$184,000	$14,690	$169,310	12 years
Non-compete agreements	15,100	11,695	3,405	1-1.75 years
Developed technology	13,700	5,507	8,193	5 years
Trade names	2,600	1,733	867	2 years

Total	$215,400	$33,625	$181,775

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

Other Acquisitions

On February 13, 2008, the Company acquired 100% of YellowJacket Software, Inc. (“YellowJacket”) for a combination of stock and cash. YellowJacket is a technology firm that offers a range of trade management applications for the OTC broker and customer community, including interactive communications, trade negotiation, processing and submission. With YellowJacket, brokers and traders can aggregate and consolidate

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

fragmented instant message-based communications, market data and transaction details on an integrated application. The acquisition has been accounted for as a purchase business combination. The financial results of YellowJacket have been included in the OTC business segment from the date of acquisition.

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

On August 27, 2007, the Company acquired 100% of ICE Futures Canada and its clearing house, ICE Clear Canada, for cash. ICE Futures Canada is the leading agricultural futures exchange in Canada and it offers futures and options contracts on canola and western barley. In connection with the acquisition, the Company transitioned the trading of the ICE Futures Canada products to the Company’s electronic platform in December 2007. The acquisition has been accounted for as a purchase business combination. The financial results have been included in the futures business segment from the date of acquisition.

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

The aggregate cost of these and other acquisitions was $150.7 million, which was paid in cash and stock. Under purchase accounting, the total purchase price was allocated to net tangible and identifiable intangible assets based on estimated fair values of these assets. The Company could make additional payments in cash or stock to certain former shareholders of the acquired companies if specified revenue targets or certain other strategic goals specified in the purchase agreements for those acquired companies are achieved. The remaining maximum contingent payments that could be made in 2010 are $79.2 million.

4.    Short-Term and Long-Term Restricted Cash

As a Recognized Investment Exchange, the FSA in the United Kingdom requires ICE Futures Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2009 and 2008, this amount was equal to $12.1 million and is reflected as short-term restricted cash in the accompanying consolidated balance sheets.

The Company formed ICE Clear Europe to serve as a clearing house to perform the clearing and settlement of each futures and options contract that trades through ICE Futures Europe and for all of the Company’s cleared OTC energy products. ICE Clear Europe began clearing these contracts in November 2008, upon the transition of the clearing function from LCH.Clearnet Ltd. The FSA requires ICE Clear Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2009 and 2008, the resource requirement was equal to $8.8 million and $7.2 million, respectively, and is reflected as short-term restricted cash in the accompanying consolidated balance sheets.

Consistent with the other clearing houses that the Company owns, ICE Clear Europe requires that each clearing member make deposits in a fund known as the guaranty fund. The amounts in the guaranty fund will

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe has committed $100.0 million of its own cash as part of its energy guaranty fund. This contribution was made in July 2008 and this cash is reflected as long-term restricted cash in the accompanying consolidated balances sheet as of December 31, 2009 and 2008. ICE Clear U.S. and ICE Clear Canada do not contribute to their respective guaranty funds.

Pursuant to the Federal Reserve Bank and NYSBD capitalization requirements, ICE Trust is required to maintain at all times a minimum level of capital in the form of liquid assets equal to ICE Trust’s costs to provide clearing central counterparty services during a period of time sufficient for the orderly wind-down of counterparty positions and clearing operations, which ICE Trust initially determined to be nine months. Pursuant to these capitalization requirements, the Company funded ICE Trust with $35.0 million in operating cash. The Company also contributed an initial $10.0 million to the ICE Trust guaranty fund and an initial $10.0 million to the ICE Clear Europe CDS guaranty fund, along with the contributions by clearing members. The Company’s contribution of the $55.0 million in cash, which is not available for general use by the Company, has been reflected as short-term and long-term restricted cash in the accompanying consolidated balance sheet as of December 31, 2009.

As of December 31, 2009 and 2008, there is $11.3 million and $15.3 million, respectively, of cash held as escrow for previous acquisitions that is reflected as short-term and long-term restricted cash in the accompanying consolidated balance sheets.

5.    Short-Term and Long-Term Investments

Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value using primarily quoted prices in active markets for identical securities, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of December 31, 2009, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$2,000	$—	$—	$2,000
Equity securities	24,103	—	606	23,497

Total	$26,103	$—	$606	$25,497

As of December 31, 2008, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Foreign government securities	$143	$1	$—	$144
U.S. Treasury securities	1,997	—	—	1,997
Equity securities	8	—	2	6
Corporate bonds	1,320	—	48	1,272
Municipal bonds	3,065	—	—	3,065

Total	$6,533	$1	$50	$6,484

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Investments that the Company intends to hold for more than one year are classified as long-term investments. The Company acquired 2.3 million shares, or approximately 4.8%, of the common stock of Climate Exchange plc (“CLE”) for $24.1 million in cash in June 2009. CLE is listed on the Alternative Investment Market (“AIM”) section of the London Stock Exchange. CLE is principally engaged in owning, operating and developing exchanges to facilitate trading in environmental financial instruments, including emissions reduction credits, which are designed to support and lower the economic costs of achieving environmental objectives. The Company has preexisting contractual relationships with three subsidiaries of CLE whereby the Company provides hosting and other services for electronic trading and clearing of the CLE subsidiaries’ products. The Company accounts for its investment in CLE as an available-for-sale investment. As of December 31, 2009, the fair value of the investment was $23.5 million and the unrealized loss was $604,000, or $435,000 net of taxes, which is included in equity securities in the table above. The investment in CLE is classified as a long-term investment in the accompanying consolidated balance sheet as of December 31, 2009.

The Company expected to hold $3.1 million of the investments for more than one year as of December 31, 2008 and classified them as long-term investments in the accompanying consolidated balance sheet as of December 31, 2008. All other available-for-sale securities are classified as short-term investments as of December 31, 2009 and 2008 as the Company does not expect to hold these for more than one year. The contractual maturities of the U.S. Treasury securities held as of December 31, 2009 are less than one year.

6.    Cost Method Investments

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

As a result of a change in Indian law that limits the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%, the Company was required to sell a portion of its stake in NCDEX by September 30, 2009. During September 2009, the Company completed its sale of 3% of its equity stake in NCDEX to a third party for $4.5 million. The Company sold the 3% equity stake at its adjusted carrying value and no gain or loss was recognized on the sale. The Company will continue to monitor the remaining $7.5 million cost method investment balance as of December 31, 2009 and if it is determined that additional other-than-temporary impairment exists, the Company will recognize an impairment loss equal to the difference between the fair value and the adjusted carrying value of the remaining 5% equity stake in NCDEX.

The Company also had cost method investments in LCH.Clearnet Ltd, a third party clearing house that previously cleared the Company’s OTC and energy futures contracts until the transition to ICE Clear Europe in November 2008, and in two additional companies. The Company used the cost method to account for these investments, as well as the NCDEX investment, as the Company did not control and did not have the ability to exercise significant influence over the operating and financial policies of these companies. During the year ended December 31, 2009, the Company sold its entire 1.1% ownership in LCH.Clearnet Ltd for a net gain of $17.2 million. Also during the year ended December 31, 2009, the Company wrote off its entire carrying value for the other two cost method investments for a combined impairment of $6.1 million. The Company wrote off its cost

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

method investments in these other two companies due to the significance of the decrease in the estimated fair value of its investments resulting from the loss or lack of customers, low cash positions and lack of adequate capital and the uncertainty surrounding the potential for the Company to recover the carrying value of the investments.

7.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 and 2008:

	December 31,		Depreciation Period
	2009	2008
	(In thousands)		(In years)
Computer and network equipment	$77,026	$64,398	3
Software and internally developed software	123,805	94,733	3
Office furniture and equipment	16,475	12,830	5
Leasehold improvements	29,149	27,028	7

	246,455	198,989
Less accumulated depreciation and amortization	(154,720)	(110,037)

Property and equipment, net	$91,735	$88,952

For the years ended December 31, 2009, 2008 and 2007, amortization of software and internally developed software was $20.0 million, $12.7 million and $8.1 million, respectively, and depreciation of all other property and equipment was $25.7 million, $19.7 million and $15.1 million, respectively. The unamortized software and internally developed software balances were $41.5 million and $32.8 million as of December 31, 2009 and 2008, respectively.

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

8.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the years ended December 31, 2009 and 2008 (in thousands):

Goodwill balance at January 1, 2008	$1,009,687
Acquisition of Creditex	380,080
Acquisition of YellowJacket	46,961
Other activity	(1,912)

Goodwill balance at December 31, 2008	1,434,816
Acquisition of TCC	29,587
Other activity	1,428

Goodwill balance at December 31, 2009	$1,465,831

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company completed the TCC acquisition during the year ended December 31, 2009, which resulted in goodwill of $29.6 million, and the Company completed the Creditex and YellowJacket acquisitions during the year ended December 31, 2008, which resulted in goodwill of $427.0 million (Note 3). The total amount of goodwill expected to be deductible for tax purposes for the Company’s acquisitions is $14.1 million. The other activity in the goodwill balance relates to adjustments to the purchase price and related goodwill for acquisitions completed in the prior years, primarily relating to updated valuations of identified intangible assets, adjustments for excess tax benefits on share based payments, and to foreign currency translation adjustments. The Company did not recognize any impairment losses on goodwill during the years ended December 31, 2009, 2008 and 2007.

Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2009 and 2008:

	December 31,		Useful Life
	2009	2008
	(In thousands)		(In years)
Customer relationships	$269,009	$249,409	4 to 20
Russell licensing rights	149,796	149,796	7
Trading products with finite lives.	14,400	14,400	20
Non-compete agreements	32,982	31,402	1 to 5
Technology	45,780	31,580	3 to 11
Other	2,741	2,585	2 to 5

	514,708	479,172
Less accumulated amortization	(111,127)	(45,516)

Total finite-lived intangible assets, net	403,581	433,656

Trading products with indefinite-lives	215,580	212,684
DCM/DCO designation for ICE Futures U.S.	68,300	68,300
Other	14,999	14,215

Total other indefinite-lived intangible assets	298,879	295,199

Total other intangible assets, net	$702,460	$728,855

See Note 3 for a discussion of the $35.4 million in other intangible assets relating to the TCC acquisition during the year ended December 31, 2009 and $226.4 million in other intangible assets relating to the Creditex and YellowJacket acquisitions during the year ended December 31, 2008.

For the years ended December 31, 2009, 2008 and 2007, amortization of other intangible assets was $65.6 million, $29.8 million and $9.5 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 8.3 years. The Company expects future amortization expense from other intangible assets as of December 31, 2009 to be as follows (in thousands):

2010	$61,093
2011	60,751
2012	58,459
2013	57,370
2014	41,109
Thereafter	124,799

$403,581

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9.	Credit Facilities

As of December 31, 2009, the Company has senior unsecured credit facilities outstanding with Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The credit facilities include two term loan facilities under which $307.5 million in aggregate is outstanding as of December 31, 2009, a three-year revolving credit facility with a total borrowing capacity of $100.0 million and a 364-day revolving credit facility with a total borrowing capacity of $300.0 million. The 364-day revolving credit facility expires on April 9, 2010 and the three-year revolving credit facility expires on April 9, 2012. During April 2009, the previous senior unsecured credit facilities were amended, during which time an additional $5.0 million was borrowed and the capacity of the revolving credit facilities was expanded. The outstanding borrowings were used to finance a portion of the cash paid for the ICE Futures U.S. acquisition in January 2007 and the stock repurchases in September 2008. As of December 31, 2009, no amounts have been borrowed under the $400.0 million combined revolving credit facilities.

Loans under the credit facilities bear interest on the principal amount outstanding, at the option of the Company, at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wachovia’s prime rate, (ii) the federal funds rate plus 0.5%, or (iii) the LIBOR rate for an interest period of one month plus 1.5%. The applicable margin rate ranges from 2.50% to 4.50% on the LIBOR loans and from 1.50% to 3.50% for the base rate loans, in each case based on the Company’s total leverage ratio calculated on a trailing twelve month period. Interest on each outstanding borrowing is payable on at least a quarterly basis. Aggregate principal maturities on the borrowings outstanding under the term loan facilities are $99.0 million, $132.8 million and $75.7 million in 2010, 2011 and 2012, respectively.

The Company had one-month LIBOR-rate loans with a stated interest rate of 2.73% per annum, including the applicable margin rate of 2.50% on the LIBOR loan, related to the $307.5 million term loans outstanding as of December 31, 2009. The closing of the amended credit facilities increased the deferred debt issuance costs to $6.8 million as of December 31, 2009. The debt issuance costs are being amortized over the remaining life of the loans, including $5.6 million, $1.6 million and $698,000 that was amortized during the years ended December 31, 2009, 2008 and 2007, respectively, and the Company will amortize $3.8 million, $2.5 million and $541,000 in 2010, 2011 and 2012, respectively.

The credit facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.50% to 0.90% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.50% as of December 31, 2009.

Of the $300.0 million available under the 364-day revolving credit facility, (i) up to $150.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Trust, and (iii) up to $50.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear U.S. The Company has reserved $3.0 million of the $100.0 million available under the three-year revolving credit facility to be used to provide liquidity for certain of the clearing operations of ICE Clear Canada and the remaining balance can be used by the Company for working capital and general corporate purposes.

With limited exceptions, the Company may prepay the outstanding loans under the credit facilities, in whole or in part, without premium or penalty. The credit facilities contain affirmative and negative covenants,

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

In April 2009, the Company entered into interest rate swaps to reduce its exposure to interest rate volatility on the two outstanding term loan facilities. The interest rate swaps are forward-starting swaps and are effective from December 31, 2009 through the maturity dates of the term loan facilities. The interest rate swaps require the Company to pay a fixed interest rate of 4.26% per annum on the term loan facility, of which $137.5 million is outstanding as of December 31, 2009, and 4.36% per annum on the other term loan facility, of which $170.0 million is outstanding as of December 31, 2009. In return, the Company will receive the one-month LIBOR-rate plus 250 basis points. These swaps are designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. Any portion of the hedge that is ineffective is recognized in earnings immediately. The amounts received under the variable component of the swaps will fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense will equal the fixed interest component. The fair value of the interest rate swaps as of December 31, 2009 is ($2.8 million), or ($1.8 million) net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the equity section as accumulated other comprehensive loss from cash flow hedges. The portion of the unrealized loss expected to be reclassified into earnings within the next twelve months is not expected to be significant.

10.	Equity

Stock Option Plans

On May 14, 2009, the Company adopted the 2009 Omnibus Incentive Plan (“the Incentive Plan”), under which all employee restricted stock and option awards are now made. As of December 31, 2009, there are 3,700,000 shares of common stock reserved for issuance under the Incentive Plan, of which 3,233,076 are available for future issuance. On May 14, 2009, the Company retired the 2000 Stock Option Plan and the 2005 Equity Incentive Plan (“the 2005 Plan”). In connection with the acquisition of Creditex in August 2008 (Note 3), the Company assumed the 1999 Stock Options/Stock Issuance Plan of Creditex (“the Creditex Plan”). Details of the Creditex Plan are discussed below.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock options are granted at the discretion of the compensation committee of the board of directors. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options on the date of grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. The Company may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest over three years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but generally expire 14 days after termination of employment. The following is a summary of options for the years ended December 31, 2009, 2008 and 2007:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at January 1, 2007	2,304,908	17.05
Granted	108,126	180.63
Exercised	(1,043,734)	9.51
Forfeited	(10,213)	10.79

Outstanding at December 31, 2007	1,359,087	35.91
Granted	1,534,390	31.28
Exercised	(397,255)	13.05
Forfeited	(32,807)	26.94

Outstanding at December 31, 2008	2,463,415	36.83
Granted	132,139	106.00
Exercised	(653,301)	18.44
Forfeited	(71,225)	48.82

Outstanding at December 31, 2009	1,871,028	47.68

Details of stock options outstanding as of December 31, 2009 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,829,547	$47.11	6.50	$125,800
Exercisable	1,380,098	$37.13	5.81	$108,476

The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 were $52.0 million, $45.3 million and $143.6 million, respectively. As of December 31, 2009, there were $20.5 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.2 years as the stock options vest.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Details of options outstanding as of December 31, 2009 are as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$ 4.19 - 12.00	564,679	4.3	564,679
17.57 - 35.08	498,702	6.2	450,099
45.84 - 81.25	458,638	8.2	178,161
104.23 - 138.80	258,276	8.5	125,110
156.78 - 189.43	90,733	7.9	62,049

Total	1,871,028	6.5	1,380,098

Of the options outstanding at December 31, 2009, 1,380,098 were exercisable at a weighted-average exercise price of $37.13. Of the options outstanding at December 31, 2008, 1,675,337 were exercisable at a weighted-average exercise price of $24.35. Of the options outstanding at December 31, 2007, 936,690 were exercisable at a weighted-average exercise price of $15.59.

The Company completed its acquisition of Creditex on August 29, 2008 (Note 3). In connection with the acquisition, the Company assumed the Creditex plans into the Company’s stock award plans. As a result, the Company exchanged its stock options and restricted stock for Creditex stock options and restricted stock. The fair value of the acquiring-company awards was less than the fair value of the acquired-company awards. The Company issued approximately 764,000 vested stock options to Creditex employees. The Company issued approximately 636,000 unvested stock option awards and approximately 179,000 unvested restricted stock awards issued to Creditex employees and will recognize non-cash compensation expense on a straight-line basis as the awards vest based on the fair value of the awards on the consummation date of the transaction on August 29, 2008. These 1.4 million stock options issued are included in the tables above as being granted during the year ended December 31, 2008.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company has used the Black-Scholes option pricing model weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees, including options exchanged in connection with the acquisition of Creditex:

	Year Ended December 31,
Assumptions	2009	2008	2007
Risk-free interest rate	1.73%	2.13%	3.8%
Expected life in years	4.0	1.7	6.0
Expected volatility	61%	52%	49%
Expected dividend yield	0%	0%	0%
Estimated weighted-average fair value of options granted per share	$50.19	$64.65	$92.58

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The expected life computation is derived from historical exercise patterns and anticipated future patterns. The decrease in the expected life assumption from 2007 to 2008, and the increase to 2009, are primarily a result of the expected short life of awards exchanged in connection with the Creditex acquisition in 2008, as well as the Company’s historical exercise patterns.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Restricted Stock Plans

On May 14, 2009, the Company retired the 2004 Restricted Stock Plan (“the 2004 Plan”). The Company granted a maximum of 635,301, 677,484 and 398,013 time-based and performance-based restricted stock units during the years ended December 31, 2009, 2008 and 2007, respectively, under the Incentive Plan, the 2004 Plan, and the 2005 Plan, including 265,913, 211,589 and 85,460 time-based restricted stock units in 2009, 2008, and 2007, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of the grant is recognized as expense ratably over the vesting period, net of forfeitures. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

The Company will recognize compensation costs, net of forfeitures, using an accelerated attribution method over the vesting period for awards with performance conditions. Compensation costs for such awards will be recognized only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining vesting period. The Company’s compensation committee, pursuant to the terms of the Incentive Plan and the authority delegated to it by the Company’s board of directors, can make equitable adjustments to the performance condition in recognition of unusual or non-recurring events.

In December 2009, the Company reserved a maximum of 381,110 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are also subject to a market condition that may reduce the number of shares that are granted if the 2010 Company total shareholder return falls below that of the S&P 500 Index. The number of shares granted will be reduced by either 10% or 20% if the 2010 Company total shareholder return is below the 2010 return of the S&P 500 Index. The grant date was December 10, 2009, which was the date when the Company and the employees reached a mutual understanding of award terms. January 1, 2010 is the service inception date as that is the beginning of the performance period and is the date when the requisite service period began. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2010. The compensation expenses to be recognized under these performance-based restricted shares are expected to be $7.8 million if the Threshold Performance Target is met and 76,222 shares vest, $15.6 million if the Target Performance Target is met and 152,444 shares vest, $27.3 million if the Above Target Performance Target is met and 266,777 shares vest, and $38.9 million if the Maximum Performance Target is met and 381,110 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2010 actual performance as compared to the 2010 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement.

In December 2008, the Company reserved a maximum of 465,895 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares were subject to a market condition that reduced the number of shares that were granted since the 2009 Company total shareholder return fell below that of the 2009 return of the Dow Jones Global Exchange Index. Based on the actual shareholder return for the year ended December 31, 2009 compared to the Dow Jones Global Exchange Index,

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the Company reduced the number of shares granted by 20%. As of December 31, 2009, the Company determined that the 106.6% target level was achieved for this award and 222,884 restricted shares were granted.

To determine the grant date fair value of the December 2008 awards with market conditions, the Company utilized a Monte Carlo model using the following assumptions: (i) a risk free interest rate of 0.48% based on the one-year U.S. Treasury yield curve at the time of grant, (ii) expected volatility of 100.41% based on one-year historical volatility of the Company’s stock, (iii) an expected dividend yield of 0%, and (iv) a performance measurement period of 1.04 years based on the length of time between the grant date and the end of the market condition determination date. The grant date fair value of the December 2009 awards with a market condition was estimated based on the Company’s stock price on the grant date, the valuation of historical market condition awards, the decreased likelihood that the market condition will affect the number of shares granted (as the market condition only affects shares granted in excess of the Target Performance Target), and management’s expectation of achieving the Target Performance Target. The grant date fair value of the December 2009 awards was determined to not be materially different from the Company’s stock price on the grant date.

Restricted shares are used as an incentive to attract and retain qualified employees and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. The Company’s equity plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if the awards are not assumed by an acquirer in the case of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2009, 2008 and 2007:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2007	1,339,069	29.87
Granted	176,890	164.63
Vested	(268,998)	21.91
Forfeited	(32,276)	38.09

Nonvested at December 31, 2007	1,214,685	51.05
Granted	614,257	84.95
Vested	(898,927)	26.58
Forfeited	(30,694)	103.62

Nonvested at December 31, 2008	899,321	96.86
Granted	635,301	99.78
Vested	(380,771)	98.68
Forfeited	(45,399)	95.55

Nonvested at December 31, 2009	1,108,452	97.96

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of December 31, 2009, there were $39.9 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.1 years as the restricted stock vests. During the years ended December 31, 2009, 2008 and 2007, the total fair value of restricted stock vested under all restricted stock plans was $32.5 million, $137.6 million and $41.0 million, respectively.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Treasury Stock

During the years ended December 31, 2009, 2008 and 2007, the Company received 156,809, 294,854 and 180,601 shares, respectively, of common stock from certain employees of the Company related to tax withholdings made by the Company on the employee’s behalf. The Company recorded the receipt of the shares as treasury stock. The Company also issued 211,093, 629,444 and 404,740 shares of treasury stock during the years ended December 31, 2009, 2008 and 2007, respectively, under various restricted stock plans. Treasury stock activity is presented in the accompanying consolidated statements of changes in equity.

Stock Repurchase Program

In August 2008, the Company announced that its board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over a twelve month period. The Company repurchased 3.2 million shares of the Company’s common stock at a cost of $300.0 million on the open market under this program during the twelve month period ending in August 2009 at an average price per common share of $93.16. The shares are being held in treasury. In August 2009, at the expiration of the original stock repurchase plan, the Company announced that its board of directors authorized the repurchase of up to $200.0 million of the Company’s common stock under a program that expired in February 2010. In February 2010, the Company’s board of directors authorized the repurchase of up to $300.0 million of the Company’s outstanding common stock. This new approval to purchase up to $300.0 million of the Company’s common stock does not have a fixed expiration date. Any repurchases under this new program will be made in compliance with applicable U.S. laws. The Company expects to fund any share repurchases with a combination of cash on hand, future cash flows and the Company’s three-year revolving credit facility. The timing and extent of the repurchases under the new program, if any, will depend upon market conditions and our strategic plans at that time. The Company is not obligated to acquire any specific number of shares and may amend, suspend or terminate the repurchase program at any time. To date, no purchases have been made under this new program.

11.	Income Taxes

For the years ended December 31, 2009, 2008 and 2007, income before income taxes from domestic operations was $261.4 million, $319.6 million and $192.3 million, respectively, and income before income taxes from foreign operations was $232.3 million, $153.9 million and $166.1 million, respectively. Details of the income tax provision in the accompanying consolidated statements of income for the years ended December 31, 2009, 2008 and 2007, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current tax expense:
Domestic	$121,147	$140,233	$72,623
Foreign	69,940	49,277	48,144

	191,087	189,510	120,767

Deferred tax expense (benefit):
Domestic	(11,814)	(11,609)	(4,393)
Foreign	278	(5,377)	1,448

	(11,536)	(16,986)	(2,945)

Total tax expense	$179,551	$172,524	$117,822

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences between the carrying amount of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets (liabilities) as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Deferred and stock-based compensation	$26,602	$10,998
Accrued expenses	1,334	12,119
Tax credits	5,248	7,130
NOL carryforward	20,603	4,209
Impairment losses	6,944	4,477
Other	8,042	5,765

Total	68,773	44,698
Valuation allowance	(19,085)	(5,078)

Total deferred tax assets, net of valuation allowance	49,688	39,620

Deferred tax liabilities:
Property and equipment	(4,767)	(5,748)
Acquired intangibles	(220,021)	(213,358)
Other	—	(2,429)

Total deferred tax liabilities	(224,788)	(221,535)

Net deferred tax liabilities	(175,100)	(181,915)
Net current deferred tax assets	6,002	7,909

Net noncurrent deferred tax liabilities	$(181,102)	$(189,824)

As of December 31, 2009 and 2008, the Company has net operating loss carryforwards of $119.0 million and $16.5 million, respectively, for federal, state and local tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will begin to expire in 2016. The increase in net operating loss carryforwards is primarily related to the acquisition of TCC during the year ended December 31, 2009. In addition, as of December 31, 2009 and 2008, the Company has net operating loss carryforwards of $12.9 million and $12.7 million, respectively, related to Creditex’s Singapore operations and our Canadian operations which are not expected to be utilized prior to expiration. The Company recognized a valuation allowance for deferred tax assets of $19.1 million and $5.1 million as of December 31, 2009 and 2008, respectively. The valuation allowance is due to excess state tax credits, net operating loss carryforwards that are available to offset future taxes and impairment losses on cost method investments.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	3.2	2.0
Tax credits	(1.8)	(1.1)	(2.2)
Foreign tax rate differential	(3.5)	(2.5)	(2.3)
Other	2.2	1.8	0.4

Total provision for income taxes	36.4%	36.4%	32.9%

The effective tax rate for the year ended December 31, 2009 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates and tax credits. The effective tax rate for the year ended December 31, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax exempt interest income and tax credits. The effective tax rate for the year ended December 31, 2007 is lower than the federal statutory rate primarily due to favorable foreign income tax rates, tax exempt interest income and tax credits, which are partially offset by state taxes and non-deductible expenses. The effective tax rate for the years ended December 31, 2009 and 2008 is higher than the effective tax rate for the year ended December 31, 2007 primarily due to an increase in the percentage of income taxable in the United States at higher statutory tax rates in 2009 and 2008 and the tax benefit recognized in 2007 under the indefinite reinvestment exception.

The undistributed earnings of the Company’s foreign subsidiaries that have not been remitted to the United States totaled $614.7 million and $363.4 million as of December 31, 2009 and 2008. These earnings are not subject to U.S. income tax until they are distributed to the United States. Historically, the Company has provided for deferred U.S. federal income taxes on these undistributed earnings in the consolidated statements of income as they were determined not to be indefinitely reinvested. During the year ended December 31, 2007, the Company determined that all prior undistributed earnings of its foreign subsidiaries will be indefinitely reinvested. The Company made this determination on the basis of sufficient evidence that demonstrates that it will invest the undistributed earnings overseas indefinitely. When it becomes apparent that some or all of the undistributed earnings of a foreign subsidiary on which income taxes have been accrued in the past will not be remitted in the foreseeable future, then the parent company should adjust income tax expense of the current period to reflect this change. The Company reduced tax expense by $3.6 million for the year ended December 31, 2007 to reflect the decision to indefinitely reinvest these prior undistributed earnings. Determination of the amount of unrecognized deferred U.S. income tax liability on the undistributed earnings of the Company’s foreign subsidiaries is not practical.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$13,173
Additions based on tax positions related to current year	2,570
Additions based on tax positions in prior years	1,659
Reductions based on tax positions related to current year	(3,365)
Reductions based on tax positions of prior years	(80)
Reductions resulting from statute of limitation lapses	(1,894)
Settlements	(100)

Balance at December 31, 2007	11,963
Additions related to acquisitions	5,217
Additions based on tax positions related to current year	1,409
Additions based on tax positions in prior years	117
Reductions based on tax positions related to current year	(370)
Reductions based on tax positions of prior years	(2,473)
Reductions resulting from statute of limitation lapses	(193)

Balance at December 31, 2008	15,670
Additions related to acquisitions	1,193
Additions based on tax positions related to current year	1,566
Additions based on tax positions in prior years	6,644
Reductions based on tax positions of prior years	(4,648)
Reductions resulting from statute of limitation lapses	(4,608)

Balance at December 31, 2009	$15,817

As of January 1, 2007, the Company had unrecognized tax benefits of $13.2 million of which $5.0 million, if recognized, would affect the effective tax rate. The Company recorded an increase to unrecognized tax benefits of $147,000 and $3.7 million and a decrease of $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, of which approximately $5.0 million, $915,000 and $2.4 million increased income tax expense for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had unrecognized tax benefits of $15.8 million, of which $15.6 million, if recognized, would affect the effective tax rate. As of December 31, 2008, the Company had unrecognized tax benefits of $15.7 million, of which $7.4 million, if recognized, would affect the effective tax rate. The Company recognizes interest accrued related to income tax uncertainties as a component of interest expense. Any related penalties, if incurred, would be included in selling, general and administrative expenses. Interest expense related to the unrecognized tax benefits totaled $720,000, $727,000 and $478,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Accrued interest and penalties were $5.1 million and $3.6 million as of December 31, 2009 and 2008, respectively.

The Company currently anticipates the amount of unrecognized tax benefits to decrease by $8.6 million by December 31, 2010. The unrecognized tax benefit, related to research and development tax credits and deductions claimed, would decrease due to the expiration of the applicable statute of limitations of the jurisdiction where reported and the filing of tax returns. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

12.	Clearing Organizations

ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S., ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada and ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy contracts and cleared OTC European CDS contracts. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Trust performs the clearing and settlement of North American CDS contracts and began clearing these contracts in March 2009. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses requires all clearing members to maintain on deposit or pledge certain assets, which may include cash, government obligations, money market mutual fund shares, certificates of deposit, letters of credit, or emissions allowances to secure payment of risk-based margin as may become due and such amounts in total are known as original margin. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as variation margin. ICE Clear U.S. marks all outstanding futures contracts to market, and therefore pays and collects variation margin, at least twice daily, and pays and collects option premiums daily. ICE Clear Canada, ICE Trust and TCC mark all outstanding positions to market at least once per day. In July 2009, ICE Clear Europe introduced an intraday risk management methodology based on real-time price and trade feeds from our energy markets. The methodology provides calculations of original margin, realized and unrealized variation margin, and fully revalues all positions throughout the day. This methodology also provides the clearing house and all clearing members with trade, position, profit and loss and margin reports every five minutes, thereby substantially reducing intraday price risk. Mark-to-market allows our clearing houses to identify quickly any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing houses to ensure financial performance of their open positions. All our clearing houses may make multiple intraday original margin calls in circumstances where market conditions require they take additional protection.

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear U.S. and ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund, and for ICE Clear U.S., all income earned from the cash variation margin deposits, belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits belongs to the clearing members. ICE Clear Europe has agreed to pay energy clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements. These additional basis points amounts paid to the energy clearing members are recorded net against revenue in the accompanying consolidated statement of income for the years ended December 31, 2009 and 2008.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that future market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum exposure for this guarantee is approximately $23.8 billion as of December 31, 2009, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one to five day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was approximately $394.6 billion as of December 31, 2009. The Company performed calculations to determine the fair value of its counterparty performance guaranty as of December 31, 2009 taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated liability was determined to be nominal and no liability was recorded as of December 31, 2009 and 2008.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to a guaranty fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. The Company’s audit committee is not responsible for determining these parameters. As of December 31, 2009 and 2008, the ICE Clearing Houses have received or have been pledged $31.3 billion and $27.3 billion, respectively, in cash and non-cash collateral in original margin and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations. ICE Clear Europe also had $100 million of insurance which, in the event of a clearing member default, would have been called upon prior to any member assessment. As of September 14, 2009, this insurance policy expired and was not renewed.

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

The Company has also contributed $10.0 million to the ICE Trust Guaranty Fund and $10.0 million to the ICE Clear Europe CDS Guaranty Fund as of December 31, 2009 and it is obligated to increase the contribution up to $100.0 million in total to the ICE Trust Guaranty Fund and the ICE Clear Europe CDS Guaranty Fund over a two-year period. The $100.0 million contribution will be split evenly between the U.S. and European CDS

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

clearing houses with $50.0 million to the ICE Trust Guaranty Fund and $50.0 million to the ICE Clear Europe CDS Guaranty Fund, using profits and cash flows of the CDS clearing businesses (Note 3). As amounts are required to be funded by the Company to the two Guaranty Funds, those amounts will be available in the event of a CDS clearing member default. The first $25.0 million contributed to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Fund, respectively, will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the Guaranty Funds. The additional $25.0 million contributed to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Funds, respectively, will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective Guaranty Funds.

If there is any remaining shortfall after the Guaranty Fund deposits are depleted, the relevant ICE Clearing House may then assess its clearing members to meet the shortfall up to the limits established under the terms of each ICE Clearing House’s rules.

As of December 31, 2009, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Trust	Total
Original margin	$658,406	$10,426,062	$9,339	$34,693	$3,831,522	$14,960,022
Variation margin	6,495	—	—	959	—	7,454
Guaranty Fund	8,785	1,300,729	5,812	8,445	2,392,041	3,715,812
Performance collateral for delivery	—	5,264	1,686	—	—	6,950

Total	$673,686	$11,732,055	$16,837	$44,097	$6,223,563	$18,690,238

Of the $11.7 billion total for ICE Clear Europe, $9.7 billion relates to energy products and $2.0 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for cleared OTC energy products that is distinct from those associated with cleared OTC European-based CDS contracts and are not subject to the liabilities or obligations of the other contracts in the event of a default.

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

The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, TCC and ICE Trust are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time. The total ICE Clear Europe Guaranty Fund balance as of December 31, 2009 is $1,410.7 million, which includes the $1,300.7 million in Guaranty Fund cash deposits from clearing members as well as $110.0 million that ICE Clear Europe has committed of its own cash and which is included in long-term restricted cash in the accompanying consolidated balance sheet. The total ICE Trust Guaranty Fund balance as of December 31, 2009 is $2,402.0 million, which includes the $2,392.0 million in Guaranty Fund deposits from clearing members as well as $10.0 million that ICE Trust has committed of its own cash.

The ICE Trust original margin balance above and the ICE Trust Guaranty Fund balance above includes $1.5 billion under a separate tri-party reverse repurchase agreement in which Bank of New York Mellon is also the custodian bank and Mitsubishi UFJ Securities, Inc. is the counterparty bank. Under this arrangement, ICE Trust purchases U.S. Treasury instruments overnight and holds collateral value of 101.0% of the purchase price, and Mitsubishi UFJ Securities, Inc. agrees to purchase back the instruments on the set repurchase date at the repurchase price.

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

In addition to the cash deposits for original margin, variation margin, and Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including government obligations, money market mutual funds, certificates of deposit, letters of credit or emission allowances to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheet as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. These assets are held in safekeeping and any interest and gain or loss for ICE Clear U.S. and ICE Clear Canada accrues to the clearing member. However, ICE Clear Europe has agreed to pay energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe will charge the energy clearing members 5 basis points for non-cash deposits made for original margin requirements. These additional basis points amounts paid to the energy clearing members are recorded net against revenue in the accompanying consolidated statement of income for the years ended December 31, 2009 and 2008.

As of December 31, 2009, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S. Government Securities at Face Value	Money Market Mutual Fund
Original margin	$7,366,354	$1,044,720
Guaranty Fund	145,873	29,680

Total	$7,512,227	$1,074,400

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, the U.S. Government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear U.S. are detailed below (in thousands):

	U.S. Government Securities at Face Value	Money Market Mutual Fund
Original margin	$8,238,542	$580,906
Guaranty Fund	137,596	24,622

Total	$8,376,138	$605,528

As of December 31, 2009, the government obligations, letters of credit and emission allowances pledged by the clearing members as original margin for ICE Clear Europe are detailed below (in thousands):

	Government Securities at Face Value	Letters Of Credit	Emission Allowances
Original margin total	$2,514,047	$1,355,000	$8,389

As of December 31, 2008, the government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Europe are detailed below (in thousands):

	Government Securities at Face Value	Letters Of Credit
Original margin	$4,803,718	$1,270,000
Guaranty Fund	1,000	—

Total	$4,804,718	$1,270,000

As of December 31, 2009, the Canadian Government obligations and letters of credit pledged by the clearing members as original margin and Guaranty Fund deposits for ICE Clear Canada are detailed below (in thousands):

	Canadian Government Securities at Face Value	Letters Of Credit
Original margin	$29,754	$5,238
Guaranty Fund	10,971	—

Total	$40,725	$5,238

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

As of December 31, 2009, there were only cash deposits for the original margin, variation margin and Guaranty Fund, and no assets were pledged, for ICE Trust. As of December 31, 2009, the government obligations and money market mutual funds pledged by the clearing members as original margin and Guaranty Fund deposits for TCC are detailed below (in thousands):

	Government Securities at Face Value	Money Market Mutual Fund
Original margin	$116,450	$2,500
Guaranty Fund	6,812	—

Total	$123,262	$2,500

ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits are held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. As of December 31, 2009, the margin deposits in the joint account were $82.8 million of which $41.4 million is ICE Clear U.S.’s proportionate share and the entire $41.4 million is reflected in the pledged asset margin balances above. Clearing firms maintain separate margin requirements with each clearing house. Depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC, each clearing house may reduce that firm’s margin requirements. Cross margin deposits are held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and eligible customers. The agreement permits a participating clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house, with respect to particular accounts.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.    Commitments and Contingencies

Leases

The Company leases office space, equipment facilities and certain computer equipment. The Company’s leases typically contain terms which may include renewal options, rent escalations, rent holidays and leasehold improvement incentives. As of December 31, 2009, future minimum lease payments under these noncancelable operating agreements are as follows (in thousands):

2010	$18,680
2011	17,924
2012	15,993
2013	13,520
2014	7,351
Thereafter	4,768

Total	$78,236

The Company had capital lease obligations of $1.9 million and $3.7 million as of December 31, 2009 and 2008, respectively. The amortization of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated statements of income and totaled $1.4 million and $176,000 for the years ended December 31, 2009 and 2008, respectively. Rental expense amounted to $20.6 million, $13.9 million and $11.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Russell Licensing Agreement

In 2007, the Company entered into an exclusive licensing agreement (the “Licensing Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. Due to the wind-down provisions of other Russell licensing contracts, during the first year of the Licensing Agreement, the Company offered the Russell Index contracts on a non-exclusive basis. These rights became exclusive on September 19, 2008, and subject to achieving specified trading volume beginning in June 2010 for the various indexes, will remain exclusive throughout the remainder of the Licensing Agreement through June 2014.

In exchange for the license rights, the Company paid Russell $50.0 million in July 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of December 31, 2009 and 2008, the net assets related to the Licensing Agreement are $116.6 million and $142.5 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized over their contractual life based on the Company’s valuations of the non-exclusive and the exclusive elements of the Licensing Agreement. For the years ended December 31, 2009, 2008 and 2007, amortization expense related to the Licensing Agreement was $25.9 million, $7.2 million and $83,000, respectively, which reflects amortization on the exclusive and non-exclusive portions of the intangible assets. The exclusive period commenced on September 19, 2008 as noted above.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company currently believes that the projected cash flows from the Russell contracts will be greater than the current carrying value of the intangible assets and no impairment has occurred. The Company will continue to monitor the intangible assets if events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of December 31, 2009, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $15.2 million and $73.4 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the year ended December 31, 2009, 2008 and 2007, interest expense related to the Licensing Agreement was $5.6 million, $6.0 million and $3.1 million, respectively.

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

14.    Employee Benefit Plans

The Company’s U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2009, 2008 and 2007 were $1.1 million, $1.0 million and $982,000, respectively. The employees of the Company’s U.S.-based subsidiaries are eligible to participate in the

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan and for other 401(k) plans that are no longer active were $3.2 million, $2.9 million and $2.7 million, respectively, for the years ended December 31, 2009, 2008 and 2007. No discretionary or profit sharing contributions were made during the years ended December 31, 2009, 2008 or 2007.

15.    Acquisition-Related Transaction Costs

The Company incurred incremental direct acquisition-related transaction costs of $6.1 million and $11.1 million during the years ended December 31, 2009 and 2007, respectively. The costs incurred during the year ended December 31, 2009 related to the acquisition of TCC on March 6, 2009 (Note 3). On January 1, 2009, the Company adopted what is now part of ASC Topic 805 related to business combinations and is now required to expense all acquisition related transaction costs as incurred. Prior to 2009, the Company could capitalize these costs as part of the purchase price and would only have to expense these costs if the Company incurred these costs but the acquisition did not close. The costs incurred during the year ended December 31, 2007 related to the proposed merger with CBOT Holdings, Inc. (“CBOT”). Ultimately, CBOT’s board of directors did not accept the Company’s proposal to merge with CBOT, and instead accepted an improved proposal from the CME Group Inc. (“CME”), which resulted in a completed transaction between CME and CBOT in July 2007. The acquisition-related transaction costs primarily included investment banking advisors, legal, accounting, proxy advisor, public relation services and other external costs directly related to the proposed transactions. These costs have been recorded as acquisition-related transaction costs in the accompanying consolidated statements of income for the years ended December 31, 2009 and 2007.

16.    Fair Value Measurements

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

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost method investments, short-term and long-term debt and other short-term assets and liabilities. In general, the Company uses Level 1 and 2 inputs to determine the fair value of investments (Note 5). The Level 1 investments include U.S. Treasury securities and equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Investments included in Level 2 consist primarily of cost method investments. The fair value of cost method investments was determined based on observable market data resulting from recent sales of those securities, or if fully impaired, based on the loss or lack of customers, low or no actual or expected future cash flows, lack of capital and uncertainty surrounding recoverability of value of the investment (Note 6). The Company determined

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2009. The fair value of short-term and long-term debt approximates carrying value since the rate of interest on the debt adjusts to market rates on a periodic basis. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2009 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of December 31, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Short-term investments:
U.S. Treasury securities	$2,000	$—	$—	$2,000
Equity securities	5	—	—	5

Total short-term investments	2,005	—	—	2,005
Long-term investments in equity securities	23,492	—	—	23,492
Cost method investments	—	7,501	—	7,501

Total assets at fair value	$25,497	$7,501	$—	$32,998

Liabilities at fair value:
Interest rate swap contracts	$—	$2,760	$—	$2,760

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis during the year ended December 31, 2009. The Company measures certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the year ended December 31, 2009, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

17.    Segment Reporting

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

	OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Year ended December 31, 2009:
Revenues from external customers	$532,204	$408,545	$54,039	$994,788
Intersegment revenues	63,261	27,618	33,671	124,550
Depreciation and amortization	76,978	34,229	150	111,357
Interest and investment income	705	1,195	61	1,961
Interest expense	15,086	7,752	84	22,922
Income tax expense	81,117	81,744	16,690	179,551
Net income attributable to IntercontinentalExchange, Inc	75,534	202,288	38,166	315,988
Total assets	10,789,598	11,053,855	41,422	21,884,875
Goodwill and other intangibles, net	2,051,725	116,566	—	2,168,291
Net cash provided by operating activities	252,112	190,060	44,421	486,593
Capital expenditures and software development costs	42,102	2,613	27	44,742

Geographic areas:

	United States	European Union and Canada	Total
	(In thousands)
Year ended December 31, 2009:
Revenues	$594,111	$400,677	$994,788
As of December 31, 2009:
Property and equipment, net	79,696	12,039	91,735
Goodwill and other intangibles, net	2,168,291	—	2,168,291

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from three clearing members of the futures segment comprised 17.1%, 10.5% and 10.3% of the Company’s futures revenues for the year ended December 31, 2009. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2009.

	OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Year ended December 31, 2008:
Revenues from external customers	$396,351	$362,194	$54,533	$813,078
Intersegment revenues	41,199	5,746	33,432	80,377
Depreciation and amortization	48,651	13,472	124	62,247
Interest and investment income	2,828	8,045	663	11,536
Interest expense	13,219	6,354	—	19,573
Income tax expense	61,622	84,017	26,885	172,524
Net income attributable to IntercontinentalExchange, Inc.	92,879	156,343	51,750	300,972
Total assets	2,307,685	12,633,541	18,355	14,959,581
Goodwill and other intangibles, net	2,021,201	142,470	—	2,163,671
Net cash provided by operating activities	176,445	110,182	88,485	375,112
Capital expenditures and software development costs	35,473	13,121	218	48,812

Geographic areas:

	United States	European Union and Canada	Total
	(In thousands)
Year ended December 31, 2008:
Revenues	$543,201	$269,877	$813,078
As of December 31, 2008:
Property and equipment, net	74,488	14,464	88,952
Goodwill and other intangibles, net	2,163,671	—	2,163,671

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues from three clearing members of the futures segment comprised 17.0%, 13.1% and 10.4% of the Company’s futures revenues for the year ended December 31, 2008. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2008.

	OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Year ended December 31, 2007:
Revenues from external customers	$241,803	$289,333	$43,157	$574,293
Intersegment revenues	32,311	3,754	19,079	55,144
Depreciation and amortization	26,286	6,386	29	32,701
Interest and investment income	5,589	5,747	529	11,865
Interest expense	15,658	2,983	—	18,641
Income tax expense	33,907	64,005	19,910	117,822
Net income attributable to IntercontinentalExchange, Inc	79,199	126,024	35,389	240,612
Total assets	1,654,133	1,122,279	19,933	2,796,345
Goodwill and other intangibles, net	1,397,696	149,713	—	1,547,409
Net cash provided by operating activities	115,541	120,249	51,991	287,781
Capital expenditures and software development costs	38,044	5,051	171	43,266

Geographic areas:

	United States	European Union and Canada	Total
	(In thousands)
Year ended December 31, 2007:
Revenues	$376,012	$198,281	$574,293
As of December 31, 2007:
Property and equipment, net	60,874	2,650	63,524
Goodwill and other intangibles, net	1,547,409	—	1,547,409

Revenues from one clearing member of the futures segment comprised 11.5% of the Company’s futures revenues for the year ended December 31, 2007. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2007.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

18.    Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$315,988	$300,972	$240,612

Weighted average common shares outstanding	72,985	71,184	68,985

Basic earnings per common share	$4.33	$4.23	$3.49

Diluted:
Weighted average common shares outstanding	72,985	71,184	68,985
Effect of dilutive securities:
Stock options and restricted stock	1,105	980	1,995

Diluted weighted average common shares outstanding	74,090	72,164	70,980

Diluted earnings per common share	$4.27	$4.17	$3.39

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the years ended December 31, 2009, 2008 and 2007, 147,000, 605,000 and 37,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. As of December 31, 2009 and 2008, there are 6,000 and 216,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

19.    Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts):

	1st Qtr	2nd Qtr(a)	3rd Qtr	4th Qtr(a)(b)
Year Ended December 31, 2009
Revenues	$231,553	$250,417	$256,264	$256,554
Operating income	113,799	134,961	139,989	123,870
Net income attributable to IntercontinentalExchange, Inc.	72,222	72,058	87,454	84,254
Earnings per common share(c):
Basic	$0.99	$0.99	$1.20	$1.15
Diluted	$0.98	$0.97	$1.18	$1.13
Year Ended December 31, 2008
Revenues	$207,214	$197,160	$201,444	$207,260
Operating income	144,280	132,785	119,142	97,327
Net income attributable to IntercontinentalExchange, Inc.	92,290	84,864	74,963	48,855
Earnings per common share(c):
Basic	$1.31	$1.20	$1.05	$0.68
Diluted	$1.29	$1.19	$1.04	$0.67

(a)	The Company recognized an impairment loss on the NCDEX cost method investment of $9.3 million during the second quarter of 2009 and $15.7 million during the fourth quarter of 2008 (Note 6).

(b)	The Company recognized a net gain of $11.1 million relating to adjustments to various cost method investments during the fourth quarter of 2009 (Note 6).

(c)	The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding.

20.    Subsequent Events

The Company has evaluated subsequent events through February 10, 2010, the date of issuance of the accompanying consolidated financial statements, and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.

ITEM 9(B).    OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2010 Annual Meeting” in our Proxy Statement for our 2010 Annual Meeting of Stockholders (“2010 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of IntercontinentalExchange, Inc.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (Item 405 of Regulation S-K), set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2010 Proxy Statement and is incorporated herein by reference.

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

Information relating to executive compensation set forth under the captions “Item 1- Election of Directors — Non-Employee Directors Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation” in our 2010 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Compensation Committee Report”, which specifically is not so incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report on Form 10-K and “Employee Benefit Plans” and “Equity” as described in Notes 10 and 14 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2010 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2010 Annual Meeting” in our 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report.

(1)	Financial Statements

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2009 and 2008.

•	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

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

INTERCONTINENTALEXCHANGE, INC.
(Registrant)

Date: February 10, 2010	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2009 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date
/s/ Jeffrey C. Sprecher Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 10, 2010

/s/ Scott A. Hill Scott A. Hill	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	February 10, 2010

/s/ Charles R. Crisp Charles R. Crisp	Director	February 10, 2010

/s/ Jean-Marc Forneri Jean-Marc Forneri	Director	February 10, 2010

/s/ Fredrick W. Hatfield Fredrick W. Hatfield	Director	February 10, 2010

/s/ Terrence F. Martell Terrence F. Martell	Director	February 10, 2010

/s/ Sir Callum McCarthy Sir Callum McCarthy	Director	February 10, 2010

Signatures	Title	Date
/s/ Sir Robert Reid Sir Robert Reid	Director	February 10, 2010

/s/ Frederic V. Salerno Frederic V. Salerno	Director	February 10, 2010

/s/ Fred W. Schoenhut Fred W. Schoenhut	Director	February 10, 2010

/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 10, 2010

/s/ Vincent Tese Vincent Tese	Director	February 10, 2010

FINANCIAL STATEMENT SCHEDULE

INTERCONTINENTALEXCHANGE, INC. AND SUBSIDIARIES

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses(1)	Deductions(2)	Balance at End of Year
	(In thousands)
Year Ended December 31, 2009:
Allowance for doubtful accounts	$1,400	$1,606	$(1,296)	$1,710
Deferred income tax valuation allowance	$5,078	$14,007	$—	$19,085
Year Ended December 31, 2008:
Allowance for doubtful accounts	$370	$2,019	$(989)	$1,400
Deferred income tax valuation allowance	$2,718	$2,360	$—	$5,078
Year Ended December 31, 2007:
Allowance for doubtful accounts	$985	$199	$(814)	$370
Deferred income tax valuation allowance	$—	$2,718	$—	$2,718

(1)	Additions charged to costs and expenses for the allowance for doubtful accounts are based on our historical collection experiences and management’s assessment of the collectability of specific accounts. Additions to the deferred income tax valuation allowance relate to state research and development tax credits, net operating loss carryforwards that are available to offset future taxes and impairment losses on cost method investments. This column also includes the foreign currency translation adjustments.

(2)	Deductions represent the write-off of uncollectible receivables, net of recoveries.

INDEX TO EXHIBITS

The following exhibits are filed with this Report. We will furnish any exhibit upon request to IntercontinentalExchange, Inc., Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

Exhibit Number		Description of Document
2.1	—	Agreement and Plan of Merger by and among IntercontinentalExchange, Inc., Columbia Merger Corporation, Creditex Group Inc. and TA Associates, Inc. dated June 3, 2008 (incorporated by reference to Exhibit10.1 to ICE’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2008, File No. 001-32671).

2.2	—	Amendment to Agreement and Plan of Merger, dated as of August 26, 2008, to the Agreement and Plan of Merger, dated as of June 3, 2008, by and among ICE, MergerCo, Creditex and the Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on September 2, 2008, File No. 001-32671).

2.3	—	Agreement and Plan of Merger by and among The Clearing Corporation (“TCC”), a Delaware corporation, ICE US Holding Company L.P. (“Holdco”), a Cayman Islands exempted limited partnership and subsidiary of IntercontinentalExchange, Inc., Pony Merger Sub LLC, a Delaware limited liability company, IntercontinentalExchange, Inc., and TCC Stockholders Representative LLC, a Delaware limited liability company (solely in the capacity as representative of the former TCC stockholders) dated as of March 6, 2009 (incorporated by reference to Exhibit 2.1 to ICE’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2009, File No. 001-32671).

3.1	—	Fourth Amended and Restated Certificate of Incorporation of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Annual Report on Form 10-K, filed with the SEC on March 10, 2006, File No. 001-32671).

3.2	—	Amended and Restated Bylaws of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Current Report on Form 8-K, filed with the SEC on December 16, 2008, File No. 001-32671).

10.1	—	Employment Agreement, dated as of December 31, 2008, between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).

10.2	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).

10.3	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).

10.4	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and Edwin D. Marcial (incorporated by reference to Exhibit 10.4 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).

10.5	—	Employment Agreement dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.5 to ICE’s Current Report on Form 8-K, filed with the SEC on January 7, 2009, File No. 001-32671).

10.6	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to ICE’s Annual Report on Form 10-K, filed with the SEC on February 11, 2009, File No. 001-32671).

10.7	—	IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to ICE’s Annual Report on Form 10-K, filed with the SEC on February 11, 2009, File No. 001-32671).

Exhibit Number		Description of Document
10.8	—	IntercontinentalExchange, Inc. 2004 Restricted Stock Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to ICE’s Annual Report on Form 10-K, filed with the SEC on February 11, 2009, File No. 001-32671).

10.9	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.9 to ICE’s Annual Report on Form 10-K, filed with the SEC on February 11, 2009, File No. 001-32671).

10.10	—	IntercontinentalExchange, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to ICE’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2009, File No. 001-32671).

10.11	—	IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to ICE’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2009, File No. 001-32671).

10.12	—	Amendment and Restatement Agreement dated as of April 9, 2009 among IntercontinentalExchange, Inc., Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for a senior unsecured term loan facility in the aggregate principal amount of $175.0 million (incorporated by reference to ICE’s Current Report on Form 8-K filed with the SEC on April 14, 2009, File No. 001-32671).

10.13	—	Credit Agreement dated as of April 9, 2009 among IntercontinentalExchange, Inc., ICE US Trust LLC, Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for a 364-day senior unsecured revolving credit facility in the aggregate principal amount of $300.0 million (incorporated by reference to ICE’s Current Report on Form 8-K filed with the SEC on April 14, 2009, File No. 001-32671).

10.14	—	Credit Agreement dated as of April 9, 2009 among IntercontinentalExchange, Inc., Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for a three-year senior unsecured revolving credit facility in the aggregate principal amount of $100.0 million and a three-year senior unsecured term loan facility in the aggregate principal amount of $200.0 million (incorporated by reference to ICE’s Current Report on Form 8-K filed with the SEC on April 14, 2009, File No. 001-32671).

10.15	—	Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).*

10.16	—	Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*

10.17	—	Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K, filed with the SEC on May 17, 2006, File No. 001-32671).*

10.18	—	Lease Amendment Eight, dated as of November 28, 2006 (incorporated by reference to Exhibit 10.17 to ICE’s Annual Report on Form 10-K, filed with the SEC on February 11, 2009, File No. 001-32671).*

10.19	—	Lease Amendment Nine, dated as of February 21, 2007 (incorporated by reference to Exhibit 10.18 to ICE’s Annual Report on Form 10-K, filed with the SEC on February 11, 2009, File No. 001-32671).*

10.20	—	Lease Amendment Ten, dated as of May 15, 2008 (incorporated by reference to Exhibit 10.19 to ICE’s Annual Report on Form 10-K, filed with the SEC on February 11, 2009, File No. 001-32671).*

Exhibit Number		Description of Document
10.21	—	TRS — Application Services Agreement, dated as of April 25, 2001, between The International Petroleum Exchange of London Limited and LIFFE Services Company Limited (incorporated by reference to Exhibit 10.14 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).*

10.22	—	Deed of Novation, dated July 22, 2005, between The International Petroleum Exchange of London Limited, LIFFE Services Limited, Atos Euronext Market Solutions Limited, and LIFFE Administration and Management (incorporated by reference to Exhibit 10.25 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).

10.23	—	Managed Services Agreement, dated as of December 21, 2007, between ICE Clear Europe Limited and Atos Euronext Market Solutions Limited (incorporated by reference to Exhibit 10.22 to ICE’s Annual Report on Form 10-K, filed with the SEC on February 11, 2009, File No. 001-32671).*

10.24	—	Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to ICE’s registration statement on Form S-1, filed with the SEC on June 6, 2005, File No. 333-123500).

10.25	—	Settlement Agreement, dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to ICE’s registration statement on Form S-1, filed with the SEC on October 14, 2005, File No. 333-123500).

10.26	—	License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between IntercontinentalExchange, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K, filed with the SEC on June 20, 2007, File No. 001-32671).*

10.27	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.28	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.29	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to ICE’s registration statement on Form S-1, filed with the SEC on October 25, 2005, File No. 333-123500).

10.30	—	IntercontinentalExchange, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan (formerly the Creditex Group Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan) (incorporated by reference to Exhibit 4.1 to ICE’s registration statement on Form S-8, filed with the SEC on September 2, 2008, File No. 333-153299).

21.1	—	Subsidiaries of IntercontinentalExchange, Inc.

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (included with signature page hereto).

31.1	—	Rule 13a - 14(a)/15d -14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a - 14(a)/15d -14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

Exhibit Number		Description of Document
101	—	The following materials from IntercontinentalExchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Confidential treatment has been previously requested or granted to portions of this exhibit by the SEC.

**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.