Form 10-Q
period 2010-03-31
INTERCONTINENTALEXCHANGE INC
filed 2010-05-05
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of May 3, 2010, the number of shares of the registrant’s Common Stock outstanding was 73,944,474 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2010

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$612,294	$552,465
Short-term restricted cash	80,829	81,970
Short-term investments	2,005	2,005
Customer accounts receivable, net of allowance for doubtful accounts of $1,387 and $1,710 at March 31, 2010 and December 31, 2009, respectively	140,578	109,068
Margin deposits and guaranty funds	20,556,597	18,690,238
Prepaid expenses and other current assets	25,837	24,105

Total current assets	21,418,140	19,459,851

Property and equipment, net	91,091	91,735

Other noncurrent assets:
Goodwill	1,452,972	1,465,831
Other intangible assets, net	687,541	702,460
Long-term restricted cash	123,823	123,823
Long-term investments	17,246	23,492
Cost method investments	7,501	7,501
Other noncurrent assets	15,477	10,182

Total other noncurrent assets	2,304,560	2,333,289

Total assets	$23,813,791	$21,884,875

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$51,272	$57,288
Accrued salaries and benefits	24,095	52,185
Current portion of licensing agreement	15,922	15,223
Current portion of long-term debt	102,000	99,000
Income taxes payable	37,754	23,327
Margin deposits and guaranty funds	20,556,597	18,690,238
Other current liabilities	41,522	30,571

Total current liabilities	20,829,162	18,967,832

Noncurrent liabilities:
Noncurrent deferred tax liability, net	167,062	181,102
Long-term debt	183,000	208,500
Noncurrent portion of licensing agreement	70,461	73,441
Other noncurrent liabilities	19,204	20,353

Total noncurrent liabilities	439,727	483,396

Total liabilities	21,268,889	19,451,228

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 78,064 and 77,573 shares issued at March 31, 2010 and December 31, 2009, respectively; 73,913 and 73,489 shares outstanding at March 31, 2010 and December 31, 2009, respectively	781	776
Treasury stock, at cost; 4,151 and 4,084 shares at March 31, 2010 and December 31, 2009, respectively	(356,803)	(349,646)
Additional paid-in capital	1,696,792	1,674,919
Retained earnings	1,150,288	1,049,125
Accumulated other comprehensive income	18,468	24,558

Total IntercontinentalExchange, Inc. shareholders’ equity	2,509,526	2,399,732
Noncontrolling interest in consolidated subsidiaries	35,376	33,915

Total equity	2,544,902	2,433,647

Total liabilities and equity	$23,813,791	$21,884,875

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Transaction and clearing fees, net	$251,062	$203,478
Market data fees	26,853	26,114
Other	3,705	1,961

Total revenues	281,620	231,553

Operating expenses:
Compensation and benefits	58,240	54,706
Professional services	8,549	7,229
Acquisition-related transaction costs	545	5,610
Selling, general and administrative	22,257	22,906
Depreciation and amortization	28,214	27,303

Total operating expenses	117,805	117,754

Operating income	163,815	113,799

Other income (expense):
Interest and investment income	726	610
Interest expense	(7,110)	(5,254)
Other expense, net	(696)	(79)

Total other expense, net	(7,080)	(4,723)

Income before income taxes	156,735	109,076
Income tax expense	53,217	36,854

Net income	$103,518	$72,222

Net income attributable to noncontrolling interest	(2,355)	—

Net income attributable to IntercontinentalExchange, Inc.	$101,163	$72,222

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$1.37	$0.99

Diluted	$1.36	$0.98

Weighted average common shares outstanding:
Basic	73,676	72,671

Diluted	74,527	73,606

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange Inc. Shareholders’ Equity									Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
					Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) from
	Common Stock		Treasury Stock				Foreign Currency Translation	Available- For-Sale Securities	Cash Flow Hedges
	Shares	Value	Shares	Value
Balance, January 1, 2009	76,502	$765	(4,138)	$(355,520)	$1,608,344	$732,752	$22,389	$(49)	$(2,450)	$5,949	$2,012,180
Other comprehensive income (loss)	—	—	—	—	—	—	6,869	(435)	(1,766)	—	4,668
Exercise of common stock options	653	6	—	—	12,698	—	—	—	—	—	12,704
Issuance of shares for acquisitions	50	1	—	—	5,894	—	—	—	—	—	5,895
Change in fair value of redeemable stock put	—	—	—	—	—	385	—	—	—	—	385
Treasury shares received for restricted stock and stock option tax payments	—	—	(157)	(12,220)	—	—	—	—	—	—	(12,220)
Stock-based compensation	—	—	—	—	57,477	—	—	—	—	—	57,477
Issuance of restricted stock	368	4	211	18,094	(18,098)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,604	—	—	—	—	—	8,604
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	29,800	29,800
Net loss attributable to noncontrolling interest	—	—	—	—	—	1,834	—	—	—	(1,834)	—
Net income	—	—	—	—	—	314,154	—	—	—	—	314,154

Balance, December 31, 2009	77,573	776	(4,084)	(349,646)	1,674,919	1,049,125	29,258	(484)	(4,216)	33,915	2,433,647
Other comprehensive income (loss)	—	—	—	—	—	—	734	(6,365)	(459)	—	(6,090)
Exercise of common stock options	289	3	—	—	6,965	—	—	—	—	—	6,968
Treasury shares received for restricted stock and stock option tax payments	—	—	(67)	(7,164)	—	—	—	—	—	—	(7,164)
Stock-based compensation	—	—	—	—	12,455	—	—	—	—	—	12,455
Issuance of restricted stock	202	2	—	7	(9)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	2,462	—	—	—	—	—	2,462
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	(894)	(894)
Net income attributable to noncontrolling interest	—	—	—	—	—	(2,355)	—	—	—	2,355	—
Net income	—	—	—	—	—	103,518	—	—	—	—	103,518

Balance, March 31, 2010	78,064	$781	(4,151)	$(356,803)	$1,696,792	$1,150,288	$29,992	$(6,849)	$(4,675)	$35,376	$2,544,902

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income	$103,518	$72,222
Other comprehensive income (loss):
Change in foreign currency translation adjustments, net of tax	734	(1,890)
Change in fair value of cash flow hedges, net of tax	(459)	—
Change in available-for-sale securities, net of tax	(6,365)	30

Comprehensive income	$97,428	$70,362

Comprehensive income attributable to noncontrolling interest	(2,355)	—

Comprehensive income attributable to IntercontinentalExchange, Inc.	$95,073	$70,362

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$103,518	$72,222

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,214	27,303
Amortization of debt issuance costs	1,523	650
Provision for doubtful accounts	(323)	877
Net realized gains on sales of available-for-sale investments	(1)	(4)
Stock-based compensation	11,945	9,780
Deferred taxes	(6,225)	(13,449)
Excess tax benefits from stock-based compensation	(2,082)	(2,249)
Changes in assets and liabilities:
Customer accounts receivable	(31,189)	(29,676)
Prepaid expenses and other current assets	(2,353)	8,036
Noncurrent assets	349	3,330
Income taxes payable	19,487	18,721
Accounts payable, accrued salaries and benefits, and other liabilities	(21,303)	(27,821)

Total adjustments	(1,958)	(4,502)

Net cash provided by operating activities	101,560	67,720

Investing activities
Capital expenditures	(4,865)	(3,728)
Capitalized software development costs	(5,883)	(4,201)
Cash paid for acquisitions, net of cash acquired	—	(39,842)
Proceeds from sale of cost method investment	—	2,700
Proceeds from sales of available-for-sale investments	2,000	2,668
Purchases of available-for-sale investments	(1,999)	(1,997)
Increase in restricted cash	(555)	(61,215)

Net cash used in investing activities	(11,302)	(105,615)

Financing activities
Repayments of credit facilities	(22,500)	(9,375)
Issuance costs for credit facilities	(7,485)	—
Excess tax benefits from stock-based compensation	2,082	2,249
Payments relating to treasury shares received for restricted stock and stock option tax payments	(7,164)	(7,256)
Payments on capital lease obligations	(1,561)	(1,568)
Proceeds from exercise of common stock options	6,968	886

Net cash used in financing activities	(29,660)	(15,064)

Effect of exchange rate changes on cash and cash equivalents	(769)	(967)

Net increase (decrease) in cash and cash equivalents	59,829	(53,926)
Cash and cash equivalents, beginning of period	552,465	283,522

Cash and cash equivalents, end of period	$612,294	$229,596

Supplemental cash flow disclosure
Cash paid for income taxes	$36,646	$31,103

Cash paid for interest	$2,599	$3,159

Supplemental noncash investing activities
Common stock issued for acquisitions	$—	$5,894

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company owns ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the agricultural commodity, index and currency futures and options markets. The Company owns ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. In addition to operating an exempt commercial market for trading OTC energy commodities and derivatives, the Company owns Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swap (“CDS”) trade execution markets. The Company also owns and operates five central counterparty clearing houses, including ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear Canada, Inc. (“ICE Clear Canada”), The Clearing Corporation (“TCC”) and ICE Trust U.S. LLC (“ICE Trust”). Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg, Washington, D.C. and Singapore. The Company does not take any trading positions in any contracts in its markets, except for an immaterial amount of matched, short-term facilitation trades by Creditex.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. Acquisition-related transaction costs of $5.6 million were reclassified from professional services expenses in the accompanying consolidated statement of income for the three months ended March 31, 2009.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures, to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The Company adopted this guidance in January 2010, and adoption did not have a material impact on the Company’s consolidated financial statements. The portion of guidance relating to disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation are not effective until fiscal years beginning after December 15, 2010. The Company does not expect that the portion of this guidance not yet adopted will have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This update defines an SEC filer and eliminates the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This guidance became effective and was adopted by the Company in February 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2010 (in thousands):

Goodwill balance at December 31, 2009	$1,465,831
Other activity	(12,859)

Goodwill balance at March 31, 2010	$1,452,972

The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2010 (in thousands):

Other intangible assets balance at December 31, 2009	$702,460
Other activity	980
Amortization of other intangible assets	(15,899)

Other intangible assets balance at March 31, 2010	$687,541

The other activity in the goodwill and other intangible assets balances relates to adjustments to the purchase price and related goodwill and other intangible assets for acquisitions completed in 2009, primarily relating to adjustments for excess tax benefits on share based payments, tax adjustments due to rate changes and foreign currency translation. The Company did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2010 and 2009.

4.	Credit Facilities

On March 31, 2010, the Company entered into new aggregate $725.0 million three-year senior unsecured revolving credit facilities (the “New Revolving Credit Facilities”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein.

The New Revolving Credit Facilities consist of (i) an aggregate $575.0 million unsecured revolving U.S. dollar credit facility (the “Dollar Facility”), pursuant to which the Company may borrow, repay and reborrow up to $575.0 million in U.S. dollars, and (ii) an aggregate $150.0 million unsecured revolving multicurrency credit facility, pursuant to which the Company may borrow, repay and reborrow up to the equivalent of $150.0 million in either U.S. dollars, euros or pounds sterling, at the option of the Company (the “Multicurrency Facility”). No amounts were borrowed under the New Revolving Credit Facilities as of the closing of the facilities. The New Revolving Credit Facilities mature on March 31, 2013.

In connection with entering into the New Revolving Credit Facilities, on March 31, 2010, the Company terminated its existing revolving credit facilities which provided for a $300.0 million 364-day senior unsecured revolving credit facility that was scheduled to expire on April 9, 2010, and a $100.0 million senior unsecured revolving credit facility that was scheduled to expire on April 9, 2012. Two existing term loan facilities, under which $285.0 million in aggregate is outstanding as of March 31, 2010, are still outstanding.

Loans under the Dollar Facility and U.S. dollar only loans under the Multicurrency Facility would bear interest on the principal amount outstanding, at the option of the Company, at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. Loans under the Multicurrency Facility that are not in U.S. dollars would bear interest on the principal amount outstanding at LIBOR plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.50%. The applicable margin rate ranges from 2.00% to 3.00% on the LIBOR loans and from 1.00% to 2.00% for the base rate loans, in each case based on the Company’s total leverage ratio calculated on a trailing twelve month period.

The closing of the New Revolving Credit Facilities increased the deferred debt issuance costs to $12.7 million as of March 31, 2010. The debt issuance costs are being amortized over the remaining life of the credit facilities, including $1.5 million that was amortized during the three months ended March 31, 2010. The Company will amortize $3.9 million over the remaining nine months in 2010 and $4.7 million, $3.4 million and $757,000 in 2011, 2012 and 2013, respectively.

The New Revolving Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.35% to 0.50% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.35% as of March 31, 2010.

Of the $725.0 million available under the New Revolving Credit Facilities, (i) up to $150.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., (iv) up to $3.0 million of such amount has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada, and (v) the remaining balance may be used by the Company for working capital and general corporate purposes.

With limited exceptions, the Company may prepay any outstanding loans under the New Revolving Credit Facilities and the two term loans outstanding, in whole or in part, without premium or penalty. The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The Company has been and is currently in compliance with all applicable covenants.

The Company has entered into interest rate swap contracts to reduce its exposure to interest rate volatility on the two outstanding term loan facilities. The interest rate swaps are effective from December 31, 2009 through the maturity dates of the term loan facilities. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. The amounts received under the variable component of the swaps will fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense will equal the fixed interest component. The fair value of the interest rate swaps as of March 31, 2010 is ($3.5 million), or ($2.2 million) net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the equity section as accumulated other comprehensive loss from cash flow hedges. The Company realized $1.2 million in additional interest expense as a result of the interest rate swap contracts during the three months ended March 31, 2010. The portion of the unrealized loss expected to be reclassified into earnings within the next 12 months is not expected to be significant.

5.	Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $11.9 million and $9.8 million for the three months ended March 31, 2010 and 2009, respectively.

The following is a summary of stock options for the three months ended March 31, 2010:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2009	1,871,028	$47.68
Exercised	(289,166)	24.04
Forfeited or expired	(50,094)	48.12

Outstanding at March 31, 2010	1,531,768	52.13

Details of stock options outstanding as of March 31, 2010 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,301,997	$40.24	6.18	$94,864
Exercisable	1,154,654	$42.27	5.73	$86,040

The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $24.1 million and $2.7 million, respectively. As of March 31, 2010, there were $17.9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years as the stock options vest.

In December 2009, the Company reserved a maximum of 381,110 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares are subject to a market condition that may reduce the number of shares that are granted if the 2010 Company total shareholder return falls below that of the S&P 500 Index. These shares vest over a three-year period based on the Company’s financial performance targets set by the Company’s compensation committee for the year ending December 31, 2010. The compensation expenses to be recognized under these performance-based restricted shares are expected to be $7.8 million if the Threshold Performance Target is met and 76,222 shares vest, $15.6 million if the Target Performance Target is met and 152,444 shares vest, $27.3 million if the Above Target Performance Target is met and 266,777 shares vest, and $38.9 million if the Maximum Performance Target is met and 381,110 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2010 actual performance as compared to the 2010 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement. As of March 31, 2010, the Company determined that it is probable that the Target performance level will be met for 2010. The Company has recorded non-cash compensation expense of $2.4 million for the three months ended March 31, 2010 related to these shares. The remaining $13.2 million in estimated non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period.

The following is a summary of the nonvested restricted shares for the three months ended March 31, 2010:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2009	1,108,452	$97.96
Granted	135,430	104.67
Vested	(208,513)	94.28
Forfeited	(23,781)	77.60

Nonvested at March 31, 2010	1,011,588	100.10

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2010, there were $55.7 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.2 years as the restricted stock vests. These unrecognized compensation costs assume that a Target performance level, as discussed above, will be met on the performance-based restricted shares granted in December 2009. During the three months ended March 31, 2010 and 2009, the total fair value of restricted stock vested under all restricted stock plans was $21.8 million and $10.0 million, respectively.

6.	Income Taxes

The Company’s effective tax rate was 34% for both the three months ended March 31, 2010 and 2009. The effective tax rates for the three months ended March 31, 2010 and 2009 are lower than the federal statutory rate primarily due to lower foreign tax rates on foreign earnings, partially offset by state taxes, net of federal benefits.

We have not recorded U.S. deferred taxes on the undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The undistributed earnings of the Company’s foreign subsidiaries indefinitely reinvested totaled $676.9 million and $614.7 million as of March 31, 2010 and December 31, 2009, respectively. These earnings are not subject to U.S. income tax until they are distributed to the United States.

7.	Clearing Organizations

ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S., ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada, ICE Trust performs the same function for North American CDS contracts and ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy contracts and cleared OTC European CDS contracts. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Trust and TCC are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses requires all clearing members to maintain on deposit or pledge certain assets, which may include cash, government obligations, money market mutual fund shares, certificates of deposit, letters of credit, or emissions allowances to secure payment of risk-based margin as may become due and such amounts in total are known as original margin. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as variation margin. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pays and collects variation margin, at least once daily, and in some cases throughout the day. Our Clearing Houses may make multiple intraday original margin calls in circumstances where market conditions require they take additional protection.

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear U.S. and ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund, and for ICE Clear U.S., all income earned from the cash variation margin deposits, belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits, less costs incurred by the ICE Clearing Houses, belongs to the clearing members. ICE Clear Europe has agreed to pay energy clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements. These additional basis point amounts paid to the energy clearing members are recorded net against revenue in the accompanying consolidated statements of income.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that future market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum exposure for this guarantee, excluding the risk management program discussed below, is approximately $25.0 billion as of March 31, 2010, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one to five day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was approximately $634.6 billion as of March 31, 2010.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. As of March 31, 2010 and December 31, 2009, the ICE Clearing Houses have received or have been pledged $34.1 billion and $31.3 billion, respectively, in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, ICE Clear Europe and ICE Trust have contributed $110.0 million and $10.0 million, respectively, to their respective Guaranty Funds as of March 31, 2010.

As of March 31, 2010, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Trust	TCC	Total
Original margin	$888,323	$11,294,883	$5,591	$4,583,662	$30,506	$16,802,965
Variation margin	22,310	—	—	—	1,162	23,472
Guaranty Fund	15,035	1,722,965	3,987	1,968,620	8,728	3,719,335
Performance collateral for delivery	—	9,973	852	—	—	10,825

Total	$925,668	$13,027,821	$10,430	$6,552,282	$40,396	$20,556,597

The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. Beginning February 1, 2010, ICE Trust began holding all cash deposits in the ICE Trust Federal Reserve account. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing firm to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Trust and TCC are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.

In addition to the cash deposits for original margin, variation margin, and Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including government obligations, money market mutual funds, certificates of deposit, letters of credit or emission allowances to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. ICE Clear Europe pays energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe charges energy clearing members 5 basis points for non-cash deposits made for original margin requirements. ICE Clear Europe pays CDS clearing members all interest earned on their non-cash margin deposits and charges CDS clearing members 5 basis points for all non-cash deposits, including original margin and Guaranty Fund requirements. The amounts paid to the clearing members are recorded net against revenue in the accompanying consolidated statements of income.

As of March 31, 2010, the non-cash assets pledged by the clearing members for ICE Clear U.S., ICE Clear Europe, ICE Clear Canada and TCC were $8.5 billion, $4.9 billion, $47.8 million and $96.3 million, respectively. As of March 31, 2010, there were only cash deposits and no assets were pledged for ICE Trust.

8.	Russell Licensing Agreement

The Company has an exclusive licensing agreement (the “Licensing Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. These rights became exclusive on September 19, 2008, and subject to achieving specified trading volume beginning in June 2010 for the various indexes, will remain exclusive throughout the remainder of the Licensing Agreement through June 2014.

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of March 31, 2010 and December 31, 2009, the net assets related to the Licensing Agreement are $110.1 million and $116.6 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized over their contractual life. For both the three months ended March 31, 2010 and 2009, amortization expense related to the Licensing Agreement was $6.5 million.

The Company currently believes that the projected cash flows from the Russell contracts will be greater than the current carrying value of the intangible assets and no impairment has occurred. The Company will continue to monitor the intangible assets if events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

9.	Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost method investments, short-term and long-term debt and other short-term assets and liabilities. The fair value of our financial instruments are measured based on a three-level hierarchy:

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

In general, the Company uses Level 1 and 2 inputs to determine the fair value of investments. The Level 1 investments include U.S. Treasury securities and equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The Company determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheet as of March 31, 2010. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheet as of March 31, 2010 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of March 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Short-term investments:
U.S. Treasury securities	$1,999	$—	$—	$1,999
Equity securities	6	—	—	6

Total short-term investments	2,005	—	—	2,005
Long-term investments in equity securities	17,246	—	—	17,246

Total assets at fair value	$19,251	$—	$—	$19,251

Liabilities at fair value:
Interest rate swap contracts	$—	$3,515	$—	$3,515

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis during the three months ended March 31, 2010. The Company measures certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2010, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

10.	Segment Reporting

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

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended March 31, 2010:
Revenues from external customers	$141,880	$124,669	$15,071	$281,620
Intersegment revenues	14,774	7,684	8,331	30,789
Depreciation and amortization	20,003	8,172	39	28,214
Interest and investment income	437	230	59	726
Interest expense	5,327	1,783	—	7,110
Income tax expense	22,274	25,884	5,059	53,217
Net income attributable to IntercontinentalExchange, Inc.	25,083	65,162	10,918	101,163
Total assets	9,076,894	14,672,876	64,021	23,813,791

Revenues from four clearing members of the futures segment comprised 18%, 12%, 10% and 10% of the Company’s futures revenues for the three months ended March 31, 2010. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2010.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended March 31, 2009:
Revenues from external customers	$119,450	$98,110	$13,993	$231,553
Intersegment revenues	10,777	7,652	8,439	26,868
Depreciation and amortization	18,226	9,042	35	27,303
Interest and investment income	111	486	13	610
Interest expense	3,544	1,710	—	5,254
Income tax expense	11,563	20,742	4,549	36,854
Net income attributable to IntercontinentalExchange, Inc.	18,741	44,486	8,995	72,222

Revenues from three clearing members of the futures segment comprised 17%, 11% and 10% of the Company’s futures revenues for the three months ended March 31, 2009. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2009.

11.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share amounts)
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$101,163	$72,222

Weighted average common shares outstanding	73,676	72,671

Basic earnings per common share	$1.37	$0.99

Diluted:
Weighted average common shares outstanding	73,676	72,671
Effect of dilutive securities:
Stock options and restricted shares	851	935

Diluted weighted average common shares outstanding	74,527	73,606

Diluted earnings per common share	$1.36	$0.98

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the three months ended March 31, 2010 and 2009, 232,000 and 715,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

12.	Subsequent Events

On April 30, 2010, the Company announced that it had agreed on terms to acquire Climate Exchange plc (“CLE”), a leader in the development of traded emissions markets. CLE operates the European Climate Exchange (“ECX”), the Chicago Climate Exchange (“CCX”) and the Chicago Climate Futures Exchange (“CCFE”).

Under the terms of the acquisition, CLE shareholders will receive 7.50 pounds sterling in cash for each share in CLE, valuing the entire existing issued and to be issued share capital of CLE at £395 million, or $604 million based on the 1.52993 pound sterling to the U.S. dollar foreign currency exchange rate as of April 30, 2010. The transaction consideration will include $220 million that has been drawn from the New Revolving Credit Facilities for these purposes and the remainder from existing cash resources of the Company. The $604 million in cash is currently being held in separate escrow accounts and is restricted per U.K law. The transaction is expected to close by the end of July 2010. The transaction is subject to relevant regulatory approvals. The Company currently owns a 4.8% stake in CLE which it purchased in June 2009 for 6.45 pounds sterling a share.

        The Company and its affiliates currently have multiple contracts in place with CLE and its affiliates to provide technology and clearing services. These contracts include a cooperation and licensing agreement to provide an electronic trading platform and clearing to ECX for European emissions trading, a licensing technology agreement to provide an electronic trading platform to CCX and CCFE for U.S. emissions trading and a clearing services agreement to provide clearing for CCX and CCFE’s U.S. emissions markets. Pursuant to these contracts, the Company charges fees to CLE for the services provided and shares in the revenue with respect to the trading and clearing of emissions contracts.

The Company has entered into a foreign currency hedge related to the $604 million consideration to be paid to acquire CLE in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration is currently held in U.S. dollars and it is required to be paid in pounds sterling.

The Company has evaluated subsequent events and determined that other than the item discussed above, no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; general economic conditions and conditions in global financial market; increasing competition and consolidation in our industry; volatility in commodity prices; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; minimizing the risks associated with operating multiple clearing houses in multiple jurisdictions; changes in domestic and foreign regulations or government policy; the success of our clearing initiative for the credit default swap market; the success of our global clearing strategy; technological developments, including clearing developments; the accuracy of our cost estimates and expectations; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2011; our ability to increase the connectivity to our marketplace; our ability to develop new products and services and pursue strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; proposed or pending litigation and adverse litigation results; our belief in our electronic platform and disaster recovery system technologies; and our ability to gain access to comparable products and services if our key technology contracts were terminated. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.

Overview and Our Business Environment

We are a leading operator of regulated global futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate the leading electronic futures and OTC marketplace for trading and clearing a broad array of energy and agricultural commodities, credit default swaps, or CDS, equity indexes and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets, together with clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based energy futures exchange through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures exchange through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures exchange through our wholly-owned subsidiary, ICE Futures Canada. We conduct our OTC energy markets primarily through our electronic platform. ICE Futures Europe, as well as our OTC energy and European CDS markets, clears contracts through ICE Clear Europe, ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We conduct our OTC CDS trade execution markets through Creditex Group Inc., or Creditex, and clear our OTC North American CDS markets through ICE Trust U.S. LLC, or ICE Trust.

Our business is primarily transaction-based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial instruments such as equity indexes and foreign exchange, as well as economic conditions, new product introductions, fees, regulation and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions have also been driven by varying levels of volatility and liquidity in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.

Since our business is primarily transaction-based, declines in trading volumes and market liquidity could adversely affect our business and profitability. Market liquidity is one of the primary keys to attracting and maintaining customers and is an important indicator of a market’s strength.

We operate our futures and OTC markets primarily on our electronic platform and we offer ICE Futures U.S.’s options markets on both our electronic platform and our New York-based trading floor. We also operate certain of our OTC markets through voice brokering. As market participation continues to increase and as participants continue to employ more sophisticated risk management strategies and products to manage their price exposure, we believe there remains opportunity for further growth in the trading and clearing of derivatives globally.

Financial Highlights

•

Our consolidated revenues increased by 22% to $281.6 million for the three months ended March 31, 2010, compared to the same period in 2009. This revenue growth was primarily due to higher trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts, sugar and cotton futures and options contracts, OTC North American natural gas, power and global oil contracts, and an increase in CDS clearing revenues.

•

Our consolidated operating expenses were $117.8 million for both the three months ended March 31, 2010 and 2009. Our compensation and benefits expenses increased $3.5 million from the comparable period in 2009 primarily due to employee headcount increases. Our professional services expenses increased $1.3 million from the comparable period in 2009 primarily due to the continued development of our new global CDS clearing business. These increases were offset by $5.6 million in transaction costs incurred related to our acquisition of The Clearing Corporation, or TCC, during the three months ended March 31, 2009.

•	Our consolidated operating margin increased to 58% for the three months ended March 31, 2010, compared to 49% for the same period in 2009.

•

Our consolidated net income attributable to ICE increased by 40% to $101.2 million for the three months ended March 31, 2010, compared to net income attributable to ICE of $72.2 million in the same period in 2009.

•	Our consolidated cash flows from operations increased by 50% to $101.6 million for the three months ended March 31, 2010, compared to the same period in 2009.

•

During the three months ended March 31, 2010, 78.7 million contracts were traded in our futures markets, up 26% from 62.6 million contracts traded during the three months ended March 31, 2009. During the three months ended March 31, 2010, 79.0 million contract equivalents were traded in our OTC energy markets, up 63% from 48.5 million contract equivalents traded during the three months ended March 31, 2009.

Regulatory Update

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. In the United States, the Obama administration and Congress have introduced several financial reform proposals to further regulate or modify existing regulations in the U.S. derivatives markets. While individual proposals vary significantly, a common component of many of these proposals is a broad mandate that OTC derivatives be cleared and/or exchange traded, which could be beneficial to us. However, structural changes to the current derivatives markets and/or restrictions on participation in such markets by segments of the U.S. financial industry could also have negative consequences for our business, such as decreased trading volumes, decreased liquidity in regulated markets and/or encouraging business to move overseas to non-U.S. exchanges and clearing houses. Furthermore, legislation passed by the House of Representatives, the Senate Banking Committee and the Senate Agriculture Committee requires open access to clearing houses for swap execution platforms and/or fungible clearing. Currently, futures execution and clearing are vertically integrated, which means that to close out a position established in a clearing house, a market participant must execute an offsetting transaction on the related exchange or execution platform. The open access provisions of these proposed bills would require OTC clearing houses to allow access to other OTC platforms to clear swaps transactions and treat swaps executed on qualifying execution platforms as fungible within the clearing house. If enacted, these provisions could result in negative consequences for our business by diminishing the revenues that we realize from the execution of swaps transactions. In addition, the Department of Justice, or DOJ, Antitrust Division and the European Commission Competition Directorate are examining the credit derivatives industry and the role of various market participants, including data providers and central counterparties, in the CDS market. Currently, we are a market leader in clearing CDS transactions and any actions by either the DOJ or the European Commission to significantly alter market structure could impair our leadership position in this area or diminish revenues from our CDS business.

Earlier this year, the Obama administration proposed banning investment banks from trading for their own accounts. In addition, in a legislative proposal introduced by the Senate Agriculture Committee, investment banks would be required to divest their proprietary trading desks in order to access the discount window. This provision could hurt liquidity in the derivatives markets and diminish trading on our exchanges.

The Commodity Futures Trading Commission, or CFTC, is also undertaking a review of position limits that apply to the energy futures markets and to contracts that serve as significant price discovery contracts. Implementation of the proposed position limit regime may adversely impact market liquidity and trading volumes, including on ICE Futures Europe and in our OTC energy markets. Following a hearing in July 2009, the CFTC issued in January 2010, a notice of proposed rulemaking for federal speculative limits on energy contracts. Traditionally, for energy commodity contracts traded in the United States, exchanges have held the authority to set position limits (“hard” limits that apply only in the final days of trading of the expiration month) as well as position accountability levels (“soft” levels that apply in all other months and which may be exceeded) with a goal of preventing market manipulation such as corners (securing control of an underlying commodity to control the price of the commodity) and delivery squeezes (a situation where the lack of commodity supply forces holders of short positions to cover their positions at higher prices). Under the CFTC’s new proposal, position limits would be used not just in the delivery month but across “all months” in the manner that they are presently set for agricultural commodities, and with a view to preventing “excessive speculation” in energy markets. The “all month” and “single month” position limits in the proposal would be placed on an aggregate basis across all exchanges trading economically fungible contracts (i.e., a trader could only hold a certain number of contracts across all exchanges). The all months position limit would be set at 10% of open interest across all exchanges for the first 25,000 contracts plus 2.5% of open interest above 25,000 contracts. The single month position limit would be two-thirds of the all months limit. As stated above, exchanges typically have not set position limits in energy markets on contract months other than the spot month; therefore, these limits, if adopted, could impact trading in the out months. In addition traders would be subject to an exchange specific concentration limit whereby they cannot exceed 30% of the exchange’s all months open interest in all months or 20% of the exchange’s all months open interest in any single month. A concentration limit, if adopted, could bias activity toward larger incumbent exchanges, as large traders would not be able to carry as large a position on a competing exchange with less open interest, and could reduce liquidity in certain contracts on smaller exchanges. Also, the CFTC proposes a more limited approach to hedge exemptions. For example, a commercial firm with a hedge exemption from an aggregate limit would be precluded from holding a speculative position outside of the spot month. Similarly, a bank that seeks a swaps dealer risk management exemption would not be able to hold a speculative position outside of the spot month. The CFTC has established a public comment period with respect to these revisions. We and other market participants have submitted comment letters raising issues with the proposed rules. Any of these provisions, if adopted, could reduce trading activity on our markets.

In addition, in legislation proposed by the U.S. House of Representatives, foreign boards of trade, including ICE Futures Europe, could be required to adopt new position limits which would be set according to the relative size of the exchange against a U.S. exchange for linked products. If enacted into law, such a provision could require ICE

Futures Europe to have lower position limits than competing exchanges against which certain of its contracts settle. These provisions are not a part of any legislation proposed in the Senate.

Pursuant to provisions that were adopted in last year’s Farm Bill, the CFTC notified us of its intention to review 36 OTC power, oil and natural gas contracts to determine whether they serve as significant price discovery contracts. A hearing on a portion of these contracts was held on April 27, 2010. The CFTC determined that seven natural gas contracts (Houston Ship Channel, Chicago Citygate, Southern California or Socal, Northwest Rockies, Waha, PGE Citygate, and AECO basis swaps) serve a significant price discovery function. We will be required to implement futures-style regulation on these contracts, including position limits. In addition, we will be required to publicly disclose trading data for these contracts, which could adversely impact the data revenues that we currently realize from these contracts. In the legislation passed by the House of Representatives, the CFTC would be able to set aggregate position limits on any contract that serves a significant price discovery function. However, in the proposal passed by the Senate Agriculture Committee, the CFTC would be able to set aggregate position limits on any OTC contract, whether it serves a significant price discovery function or not. In addition, we would have to put futures style regulation on any swap listed on our OTC platform. These changes, if adopted, could impact trading activity on our platform.

In the European Union, or EU, The European Union Commission has commenced its financial services legislative program to respond to the financial crisis. The legislative program will cover both European clearing houses and markets and will consider such matters as the regulation of OTC derivatives; capital requirements; and the regulation of central counterparty clearing houses, or CCPs. The most relevant legislation to our European based businesses comprises:

•

Markets in Financial Instruments Directive, or MIFID: MIFID is currently being reviewed in various areas including the regulation of OTC derivatives markets (particularly in respect of transparency and prevention of market abuse).

•	A Capital Requirements Directive: The directive would set capital requirements for financial firms.

•

European Market Infrastructures Directive: new legislation that could set EU wide regulatory standards for EU CCPs; compel central clearing of certain instruments by EU firms; and give potentially wide ranging powers to a new EU wide regulator.

The EU legislative program is expected to conclude around the end of 2010, and the legislation should then take effect in 2012. Once in place the legislation will apply to all EU clearinghouses and markets, including those in the United Kingdom. This could affect our business if the EU legislative program bans products that we clear or places restrictive actions on trading.

Pending Acquisition

On April 30, 2010, we announced that we have agreed on terms to acquire Climate Exchange plc, or CLE, a leader in the development of traded emissions markets. Under the terms of the acquisition, CLE shareholders will receive 7.50 pounds sterling in cash for each share in CLE, valuing the entire existing issued and to be issued share capital of CLE at £395 million, or $604 million based on the 1.52993 pound sterling to the U.S. dollar foreign currency exchange rate as of April 30, 2010. The transaction consideration will include $220 million that has been drawn from our revolving credit facilities for these purposes and the remainder from our existing cash resources. The $604 million in cash is currently being held in separate escrow accounts and is restricted per U.K law. The transaction is expected to close by the end of July 2010. The transaction is subject to relevant regulatory approvals. We currently own a 4.8% stake in CLE which we purchased in June 2009 for 6.45 pounds sterling a share.

We have entered into a foreign currency hedge related to the $604 million consideration to be paid to acquire CLE in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration is currently held in U.S. dollars and it is required to be paid in pounds sterling.

Variability in Quarterly Comparisons

In addition to general economic conditions and conditions in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, the number of trading days in a period and seasonality. These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results when, for example, these comparisons are between quarters in different seasons. Inter-seasonal comparisons will not necessarily be indicative of our results for future periods.

Segment Reporting

Our business is currently divided into three segments: our futures segment, our global OTC segment and our market data segment. In our futures markets, we offer trading in standardized derivative contracts on our regulated exchanges. In our OTC markets, which include energy markets and credit derivatives, we offer both electronic trading and voice brokering services. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers. For a discussion of these segments and related financial disclosure, refer to Note 10 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Intersegment Fees

Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading and clearing in our futures segment. Our global OTC segment provides and supports the platform for electronic trading and clearing in our futures segment. Our futures segment and our global OTC segment provide access to trading data to our market data segment. Our market data segment provides marketing and other promotional services to our global OTC segment. These internal charges are reflected as intersegment revenues and expenses. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. These intersegment fees have no impact on our consolidated operating results. We expect the structure of these intersegment fees to remain unchanged and expect that they will continue to have no impact on our consolidated operating results.

Our Futures Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Three Months Ended March 31,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures(1)	$35,144	27%	$28,009	27%
ICE WTI Crude futures	11,530	9	12,861	12
ICE Gas Oil futures(1)	20,060	15	12,730	12
Sugar futures and options(2)	21,341	16	15,823	15
Cotton futures and options(2)	4,394	3	2,967	3
Russell Index futures and options	7,834	6	7,561	7
Other futures and options(3)	22,316	17	18,142	17
Intersegment fees	7,684	6	7,652	7
Other	2,050	1	17	—

Total revenues	132,353	100	105,762	100

Operating expenses:
Selling, general and administrative expenses(4)(5)	18,333	14	20,855	20
Intersegment expenses	13,231	10	10,230	10
Depreciation and amortization	8,172	6	9,042	8

Total operating expenses	39,736	30	40,127	38

Operating income	92,617	70	65,635	62
Other expense, net	1,571	1	407	—
Income tax expense	25,884	20	20,742	20

Net income	$65,162	49%	$44,486	42%

(1)	Revenues in our ICE Brent Crude and ICE Gas Oil futures markets increased due to several factors, including relatively faster economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing West Texas Intermediate, or WTI, crude contract which drove more demand for the Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market.
(2)	During the three months ended March 31, 2010, sugar prices rose to 30-year highs, followed by a 40% decline in prices. This price volatility led to increased trading volume in the sugar futures and options contracts. The cotton market has steadily improved since early 2009, during which time cotton volumes were down dramatically from prior periods due to a significant reduction in global exports and in the U.S. production of cotton. Improved credit conditions and increased market liquidity have also caused many traditional hedgers to return to the agricultural markets.
(3)	The increase in other futures and options is primarily due to increased trading volumes in our emissions, coal and U.S. Dollar Index futures contracts.
(4)	Includes compensation and benefits expenses and professional services expenses.
(5)	The financial results for the three months ended March 31, 2009 include $4.1 million in employee termination costs, asset write offs and costs to vacate office space in New York City.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $36.4 million and $23.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged and assuming that the same volume had been generated without the rebate program.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded

	Three Months Ended		Change
	March 31,
	2010	2009
	(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	24,451	18,288	34%
ICE WTI Crude futures	11,547	11,523	—
ICE Gas Oil futures	12,992	8,160	59
Sugar futures and options	10,677	6,954	54
Cotton futures and options	1,816	1,235	47
Russell Index futures and options	8,778	10,183	(14)
Other futures and options	8,392	6,224	35

Total	78,653	62,567	26%

The following table presents our quarter-end open interest for our futures contracts. Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients.

	As of March 31,		Change
	2010	2009
	(In thousands)
Open interest – futures and option contracts:
ICE Brent Crude futures	938	678	38%
ICE WTI Crude futures	587	514	14
ICE Gas Oil futures	521	470	11
Sugar futures and options	1,763	1,517	16
Cotton futures and options	433	315	37
Coffee futures and options	283	288	(2)
Cocoa futures and options	179	160	12
Russell index futures and options	406	426	(5)
Other futures and options	1,411	1,019	38

Total	6,521	5,387	21%

Our Global OTC Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Three Months Ended March 31,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(1)	$51,431	33%	$43,951	34%
North American power(1)	25,044	16	19,586	15
Credit default swaps(2)	42,722	27	37,969	29
Global oil and other(3)	7,267	5	2,405	2
Electronic trade confirmation	1,979	1	1,474	1
Intersegment fees	14,774	9	10,777	9
Market data fees	11,800	8	12,123	9
Other	1,637	1	1,942	1

Total revenues	156,654	100	130,227	100

Operating expenses:
Selling, general and administrative expenses(4)	71,131	46	68,737	53
Intersegment expenses	9,939	6	8,527	6
Depreciation and amortization(5)	20,003	13	18,226	14

Total operating expenses	101,073	65	95,490	73

Operating income	55,581	35	34,737	27
Other expense, net	5,869	4	4,433	3
Income tax expense	22,274	14	11,563	9

Net income	$27,438	17%	$18,741	15%

(1)	Revenues in our North American natural gas and power markets increased due to several factors, including increased credit availability to market participants and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets recovered throughout 2009 and into 2010.
(2)	CDS revenues increased primarily due to higher CDS clearing fee revenues of $11.5 million during the three months ended March 31, 2010 compared to $1.6 million during the three months ended March 31, 2009 following the formation and launch of North American CDS clearing at ICE Trust in March 2009 and the launch of European CDS clearing at ICE Clear Europe in July 2009. This increase was partially offset by a $5.2 million reduction in CDS trading fee revenues at Creditex primarily due to reduced demand for portfolio hedging combined with fewer credit default events.
(3)	The increase in other commodities markets revenues is primarily due to increased trading volumes in our global oil markets, which increased to 14.9 million contracts from 2.8 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009.
(4)	Includes compensation and benefits expenses, professional services expenses and acquisition-related transaction costs.
(5)	The increase in depreciation and amortization expenses was primarily driven by depreciation expenses recorded on fixed asset additions during 2009 and the three months ended March 31, 2010.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $11.1 million and $3.2 million for the three months ended March 31, 2010 and 2009, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the period. Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume.

Through ICE Trust, we began clearing North American CDS index contracts in March 2009 and certain North American single-name CDS contracts in December 2009. Through ICE Clear Europe, we began clearing European CDS index contracts in July 2009 and certain European single-name CDS contracts in December 2009. We launched our North American buy-side solution for CDS clearing in December 2009 through ICE Trust and we are currently working closely with European CDS market participants toward the launch of our European buy-side solution during the second quarter of 2010, subject to regulatory approval. During the three months ended March 31, 2010 and 2009, ICE Trust cleared $1.3 trillion and $257 billion, respectively, of CDS notional value. During the three months ended March 31, 2010, ICE Clear Europe cleared $1.1 trillion of CDS notional value.

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS traded in our OTC markets:

	Three Months Ended
	March 31,
	2010	2009	Change
Total trading volume or notional value - OTC:
North American natural gas (in million British thermal units, or MMBtu)	143,912	108,326	33%
North American power (in million megawatt hours)	1,789	1,419	26
Global oil (in equivalent million barrels of oil)	2,545	494	415
Credit default swaps (notional value in billions of dollars)	$664	$728	(9)

The following table presents the number of contracts traded in our OTC energy markets:

	Three Months Ended
	March 31,
	2010	2009	Change
	(In thousands)
Number of OTC energy contracts traded:
North American natural gas	57,565	43,335	33%
North American power	6,534	2,380	175
Global oil and other	14,916	2,801	433

Total	79,015	48,516	63%

As of March 31, 2010, open interest of $579 billion in notional value of CDS were held at ICE Trust and ICE Clear Europe, compared to $30 billion as of March 31, 2009. The following table presents quarter-end open interest for our cleared OTC energy contracts:

	As of March 31,		Change
	2010	2009
	(In thousands)
Open interest – cleared OTC energy contracts:
North American natural gas	10,904	8,157	34%
North American power	8,602	1,644	423
Global oil and other	1,011	251	303

Total	20,517	10,052	104%

Our Market Data Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Three Months Ended March 31,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$15,053	64%	$13,991	62%
Intersegment fees	8,331	36	8,439	38
Other	18	—	2	—

Total revenues	23,402	100	22,432	100

Operating expenses:
Selling, general and administrative expenses(1)	127	1	859	4
Intersegment expenses	7,619	32	8,111	36
Depreciation and amortization	39	—	35	—

Total operating expenses	7,785	33	9,005	40

Operating income	15,617	67	13,427	60
Other income, net	360	2	117	1
Income tax expense	5,059	22	4,549	20

Net income	$10,918	47%	$8,995	41%

(1)	Includes compensation and benefits expenses and professional services expenses.

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

Key Statistical Information

The following table presents key transaction volume information, as well as other selected operating information:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except for rate per contract and percentages)
Operating Data:
Average Daily Trading and Clearing Revenues:
U.K. futures business average daily exchange and clearing revenues	$1,298	$1,011

U.S. and Canadian futures business average daily exchange and clearing revenues	712	564

Global credit default swaps OTC business average daily commission and clearing revenues(1)	700	626

Bilateral OTC energy average daily commission revenues	98	70
Cleared OTC energy average daily commission and clearing revenues	1,275	1,011

Total OTC energy average daily commission and clearing revenues	1,373	1,081

Total average daily exchange, OTC commission and clearing revenues	$4,083	$3,282

Trading Volume (in contracts):
Futures volume	78,653	62,567
Futures average daily volume	1,289	1,005
OTC energy volume	79,015	48,516
OTC energy average daily volume	1,295	795
Energy futures rate per contact	$1.53	$1.57
Agricultural commodity futures and options rate per contract	$2.13	$2.34
Financial futures and options rate per contract	$0.92	$0.78
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	50%	49%
Banks and financial institutions	25%	24%
Liquidity providers	25%	27%
Cleared OTC energy volume compared to total OTC energy volume	97%	96%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Overview

Consolidated net income attributable to ICE increased $29.0 million, or 40%, to $101.2 million for the three months ended March 31, 2010 from $72.2 million for the comparable period in 2009. Net income from our futures segment increased $20.7 million, or 46%, to $65.2 million for the three months ended March 31, 2010 from $44.5 million for the comparable period in 2009. Net income from our global OTC segment increased $8.7 million, or 46%, to $27.4 million from $18.7 million for the comparable period in 2009. Net income from our market data segment increased $1.9 million, or 21%, to $10.9 million from $9.0 million for the comparable period in 2009. Consolidated operating income, as a percentage of consolidated revenues, increased to 58% for the three months ended March 31, 2010 from 49% for the comparable period in 2009. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, increased to 36% for the three months ended March 31, 2010 from 31% for the comparable period in 2009.

Our consolidated revenues increased $50.1 million, or 22%, to $281.6 million for the three months ended March 31, 2010 from $231.6 million for the comparable period in 2009. As discussed below, this increase is primarily due to an increase in the trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts, the sugar and cotton futures and options contracts, the OTC North American natural gas and power contracts and the OTC global oil contracts and an increase in the CDS clearing revenues.

Consolidated operating expenses remained constant at $117.8 million for both the three months ended March 31, 2010 and 2009. Our compensation and benefits expenses increased $3.5 million from the comparable period in 2009 primarily due to a 5% increase in our employee headcount from March 31, 2009 to March 31, 2010, partially offset by $2.9 million in employee termination costs incurred during the three months ended March 31, 2009. Our professional services expenses increased $1.3 million from the comparable period in 2009 primarily due to increased professional services expenses incurred relating to the development and launch of CDS clearing. Our acquisition-

related transaction costs decreased $5.0 million from the comparable period in 2009 primarily due to the $5.6 million in transaction costs incurred related to our acquisition of TCC in March 2009. Our selling, general and administrative expenses decreased $649,000 from the comparable period in 2009 primarily due to $2.4 million in costs incurred to vacate office space in New York City during the three months ended March 31, 2009, partially offset by a $1.6 million increase in technology hosting expenses compared to the prior period that resulted from the growth of our trade execution and clearing businesses. Our depreciation and amortization expenses increased $911,000 from the comparable period in 2009 primarily due to depreciation expenses recorded on fixed asset additions.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $47.6 million, or 23%, to $251.1 million for the three months ended March 31, 2010 from $203.5 million for the comparable period in 2009. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 89% for the three months ended March 31, 2010 from 88% for the comparable period in 2009.

Transaction and clearing fees generated in our futures segment increased $24.5 million, or 25%, to $122.6 million for the three months ended March 31, 2010 from $98.1 million for the comparable period in 2009, while increasing as a percentage of consolidated revenues to 44% for the three months ended March 31, 2010 from 42% for the comparable period in 2009. The increase in transaction and clearing fees was primarily due to the increase in the trading volumes in the ICE Brent Crude and ICE Gas Oil futures contracts and an increase in the agricultural commodities volumes, particularly sugar and cotton futures and options contracts. Volume in the Brent crude and gas oil markets increased due to several factors, including relatively faster economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing WTI crude contract which drove more demand for the Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market. During the three months ended March 31, 2010, sugar prices rose to 30-year highs, followed by a 40% price decline due to growing conditions and supply and demand forecasts. This price volatility led to increased trading volume in the sugar futures and options contracts. The cotton market has steadily improved since early 2009, during which time cotton volumes were down dramatically from prior periods due to a significant reduction in global exports and in the U.S. production of cotton. Improved credit conditions and increased market liquidity have also caused many traditional hedgers to return to the agricultural markets. For the three months ended March 31, 2010, volume in our futures segment were 78.7 million contracts, an increase of 26% from 62.6 million contracts during the comparable period in 2009. Average transaction and clearing fees per trading day increased 28% to $2.0 million per trading day for the three months ended March 31, 2010 from $1.6 million per trading day for the comparable period in 2009.

Transaction and clearing fees generated in our global OTC segment increased $23.1 million, or 22%, to $128.4 million for the three months ended March 31, 2010 from $105.4 million for the comparable period in 2009 primarily due to an increase in the trading volume of the North American natural gas and power contracts and the global oil contracts, as well as an increase in the CDS clearing revenues. Contract volume in our North American natural gas markets increased 33% to 57.6 million contracts traded during the three months ended March 31, 2010 from 43.3 million contracts traded during the comparable period in 2009 and contract volume in our North American power markets increased 175% to 6.5 million contracts from 2.4 million contracts traded during the comparable period in 2009. Volume in our North American natural gas and power markets increased due to several factors, including increased credit availability to market participants and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets recovered throughout 2009 and into 2010. Volume in our global oil markets increased to 14.9 million contracts during the three months ended March 31, 2010 from 2.8 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009 following the launch of ICE Clear Europe in November 2008. CDS clearing revenues increased from $1.6 million during the three months ended March 31, 2009 to $11.5 million during the three months ended March 31, 2010, following the formation and launch of North American CDS clearing at ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009. CDS execution revenues decreased from $36.4 million during the three months ended March 31, 2009 to $31.2 million during the three months ended March 31, 2010 primarily due to reduced demand for portfolio hedging combined with fewer credit default events. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, was 46% for both the three months ended March 31, 2010 and 2009. Average transaction and clearing fees per trading day increased 21% to $2.1 million per trading day for the three months ended March 31, 2010 from $1.7 million per trading day for the comparable period in 2009.

Market Data Fees

Consolidated market data fees increased $739,000, or 3%, to $26.9 million for the three months ended March 31, 2010 from $26.1 million for the comparable period in 2009. During both the three months ended March 31, 2010 and 2009, we recognized $12.6 million in data access fees and terminal fees in our global OTC and futures segments. During the three months ended March 31, 2010 and 2009, we recognized $11.6 million and $11.1 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 10% for the three months ended March 31, 2010 from 11% for the comparable period in 2009.

Other Revenues

Consolidated other revenues increased $1.7 million, or 89%, to $3.7 million for the three months ended March 31, 2010 from $2.0 million for the comparable period in 2009. The increase in other revenues is primarily due to an increase in cotton certification fees associated with increased cotton volume during the current quarter. Consolidated other revenues, as a percentage of consolidated revenues, was 1% for both the three months ended March 31, 2010 and 2009.

Operating Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $3.5 million, or 6%, to $58.2 million for the three months ended March 31, 2010 from $54.7 million for the comparable period in 2009. This increase was primarily due to an increase in employee headcount, a $2.1 million increase in non-cash compensation expenses and $270,000 in employee termination costs recognized during the three months ended March 31, 2010, partially offset by $2.9 million in employee termination costs recognized during the same period in 2009. Our employee headcount increased from 803 employees as of March 31, 2009 to 843 employees as of March 31, 2010, an increase of 5%, primarily due to the hiring of additional clearing, technology and compliance employees. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $11.9 million and $9.8 million for the three months ended March 31, 2010 and 2009, respectively. The increase was primarily due to a greater number of employees receiving non-cash awards and due to true-up accruals relating to our estimate of the forfeiture rates on the non-cash awards. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 21% for the three months ended March 31, 2010 from 24% for the comparable period in 2009.

Professional Services

Consolidated professional services expenses increased $1.3 million, or 18%, to $8.5 million for the three months ended March 31, 2010 from $7.2 million for the comparable period in 2009. This increase was primarily due to $3.6 million in professional services expenses incurred during the three months ended March 31, 2010 relating to the continued development of CDS clearing at ICE Trust and ICE Clear Europe, compared to $1.4 million in professional services expenses incurred during the same period in 2009 relating to the establishment of ICE Trust. Consolidated professional services expenses, as a percentage of consolidated revenues, was 3% for both the three months ended March 31, 2010 and 2009.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $545,000 for the three months ended March 31, 2010 compared to $5.6 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, we incurred legal and accounting fee transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. During the three months ended March 31, 2009, we expensed $5.6 million in transaction costs directly relating to the acquisition of TCC. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, was negligible for the three months ended March 31, 2010 and 2% for the three months ended March 31, 2009.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $649,000, or 3%, to $22.3 million for the three months ended March 31, 2010 from $22.9 million for the comparable period in 2009. This decrease was primarily due to $2.4 million in costs incurred to vacate office space in New York City during the three months ended March 31, 2009, partially offset by a $1.6 million increase in technology hosting expenses compared to the prior period that resulted from the growth of our trade execution and clearing businesses. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 8% for the three months ended March 31, 2010 from 10% for the comparable period in 2009.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $911,000, or 3%, to $28.2 million for the three months ended March 31, 2010 from $27.3 million for the comparable period in 2009. This increase was primarily due to depreciation expenses recorded on fixed asset additions incurred during 2009 and during the three months ended March 31, 2010. We recorded depreciation expenses on our fixed assets of $12.3 million and $11.1 million for the three months ended March 31, 2010 and 2009, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 10% for the three months ended March 31, 2010 from 12% for the comparable period in 2009.

Other Income (Expense)

Consolidated other expense increased from $4.7 million for the three months ended March 31, 2009 to $7.1 million for the three months ended March 31, 2010. This increase primarily related to an increase in interest expense from $5.3 million for the three months ended March 31, 2009 to $7.1 million for the three months ended March 31, 2010 and an increase in the foreign currency transaction losses from $79,000 for the three months ended March 31, 2009 to $696,000 for the three months ended March 31, 2010. Interest expense increased primarily due to an increase in the weighted average interest rates on the outstanding term loans from 3.36% for the three months ended March 31, 2009 to 4.32% for the three months ended March 31, 2010 and a $873,000 increase in the amortization of the debt issuance costs in connection with the new credit facilities, partially offset by a reduction in the outstanding principal amounts of the term loans during the current period due to scheduled repayments over the last year.

Income Taxes

Consolidated income tax expense increased $16.4 million to $53.2 million for the three months ended March 31, 2010 from $36.9 million for the comparable period in 2009, primarily due to the increase in our pre-tax income. Our effective tax rate was 34% for both the three months ended March 31, 2010 and 2009.

Net Income Attributable to Noncontrolling Interest

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates to our ICE Trust subsidiary in which limited partners hold a 50% net profit sharing interest, and our QW Holdings subsidiary in which we own 50.1%. Net income attributable to noncontrolling interest was $2.4 million for the three months ended March 31, 2010. There was no net income attributable to noncontrolling interest for the three months ended March 31, 2009 as the amount attributable to ICE Trust and QW Holdings was not material for separate disclosure.

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

	Three Months Ended,
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures	$35,144	$28,813	$28,265	$25,717	$28,009
ICE WTI Crude futures	11,530	12,524	12,654	11,251	12,861
ICE Gas Oil futures	20,060	15,047	14,657	13,213	12,730
Sugar futures and options	21,341	13,594	19,581	22,974	15,823
Cotton futures and options	4,394	3,882	2,312	3,763	2,967
Russell Index futures and options	7,834	7,508	8,141	8,043	7,561
Other futures products and options	22,316	21,009	18,232	20,648	18,142
OTC:
North American natural gas	51,431	49,706	48,602	44,551	43,951
North American power	25,044	28,326	25,605	21,760	19,586
Credit default swaps	42,722	39,408	43,220	44,548	37,969
Global oil and other	7,267	7,575	5,896	4,853	2,405
Electronic trade confirmation services	1,979	1,780	1,703	1,634	1,474
Market data fees	26,853	25,194	24,891	25,485	26,114
Other	3,705	2,188	2,505	1,977	1,961

Total revenues	281,620	256,554	256,264	250,417	231,553

Operating expenses:
Compensation and benefits(1)	58,240	69,446	55,928	55,597	54,706
Professional services	8,549	9,649	9,866	8,813	7,229
Acquisition-related transaction costs(2)	545	—	—	529	5,610
Selling, general and administrative	22,257	24,982	22,613	22,938	22,906
Depreciation and amortization	28,214	28,607	27,868	27,579	27,303

Total operating expenses	117,805	132,684	116,275	115,456	117,754

Operating income	163,815	123,870	139,989	134,961	113,799
Other income (expense), net(3)	(7,080)	5,531	(2,583)	(17,139)	(4,723)
Income tax expense	53,217	46,409	50,524	45,764	36,854

Net income	$103,518	$82,992	$86,882	$72,058	$72,222

Net (income) loss attributable to noncontrolling interest	(2,355)	1,262	572	—	—

Net income attributable to ICE	$101,163	$84,254	$87,454	$72,058	$72,222

(1)	The financial results for the three months ended December 31, 2009 include $3.9 million in employee termination costs and other increases in compensation and benefits expenses based on our performance during the fourth quarter of 2009. Our performance during the historically seasonally weak fourth quarter of 2009 was much stronger than anticipated, resulting in increased bonus accruals and non-cash compensation expenses to reflect a true-up for our outperformance in 2009 versus our financial targets.
(2)	We incurred incremental direct acquisition-related transaction costs of $5.6 million and $529,000 during the three months ended March 31, 2009 and June 30, 2009, respectively, related to the acquisition of TCC on March 6, 2009. We incurred $545,000 in acquisition-related transaction costs during the three months ended March 31, 2010 for various other potential acquisitions.
(3)	The financial results for the three months ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various cost method investments. The financial results for the three months ended June 30, 2009 include an impairment loss on our investment in the National Commodity and Derivatives Exchange, Ltd of $9.3 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with strategic acquisitions or investments. See also “— Future Capital Requirements” below.

We had consolidated cash and cash equivalents of $612.3 million and $552.5 million as of March 31, 2010 and December 31, 2009, respectively. We had $19.3 million and $25.5 million in short-term and long-term investments as of March 31, 2010 and December 31, 2009, respectively, and $204.7 million and $205.8 million in short-term and long-term restricted cash as of March 31, 2010 and December 31, 2009, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

In February 2010, our board of directors authorized us to repurchase up to $300.0 million in our common stock. To date, we have not made any repurchases. We expect to fund any share repurchases with a combination of cash on hand, future cash flows and borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$101,560	$67,720
Investing activities	(11,302)	(105,615)
Financing activities	(29,660)	(15,064)
Effect of exchange rate changes	(769)	(967)

Net increase (decrease) in cash and cash equivalents	$59,829	$(53,926)

Operating Activities

Consolidated net cash provided by operating activities was $101.6 million and $67.7 million for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $33.8 million increase in net cash provided by operating activities for the three months ended March 31, 2010 from the comparable period in 2009 is primarily due to the $20.7 million increase in the futures segment’s net income for the three months ended March 31, 2010 from the comparable period in 2009 and the $8.7 million increase in the global OTC segment’s net income for the three months ended March 31, 2010 from the comparable period in 2009.

Investing Activities

Consolidated net cash used in investing activities was $11.3 million and $105.6 million for the three months ended March 31, 2010 and 2009, respectively. Consolidated net cash used in investing activities for the three months ended March 31, 2010 and 2009 primarily relates to cash paid for acquisitions, changes in the restricted cash balances, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We paid out cash for acquisitions, net of cash acquired, of $39.8 million for the three months ended March 31, 2009. We had a net increase in restricted cash of $555,000 and $61.2 million for the three months ended March 31, 2010 and 2009, respectively, with the 2009 increase primarily relating to the acquisition of TCC and the formation of ICE Trust and their associated regulatory requirements. We incurred capitalized software development costs of $5.9 million and $4.2 million for the three months ended March 31, 2010 and 2009, respectively, and we had additional capital expenditures of $4.9 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses.

Financing Activities

Consolidated net cash used in financing activities was $29.7 million and $15.1 million for the three months ended March 31, 2010 and 2009, respectively. Consolidated net cash used in financing activities for the three months ended March 31, 2010 primarily relates to $22.5 million in repayments under the credit facilities, $7.5 million in issuance costs for the new revolving credit facilities and $7.2 million in cash payments related to treasury shares received for restricted stock and stock option tax payments, partially offset by $7.0 million in proceeds from the exercise of common stock options. Consolidated net cash used in financing activities for the three months ended March 31, 2009 primarily relates to $9.4 million in repayments under the credit facilities and $7.3 million in cash payments related to treasury shares received for restricted stock and stock option tax payments, partially offset by $2.2 million in excess tax benefits from stock-based compensation.

Loan Agreements

On March 31, 2010, we entered into new aggregate $725.0 million three-year senior unsecured revolving credit facilities, or the New Revolving Credit Facilities. The New Revolving Credit Facilities consist of (i) an aggregate $575.0 million unsecured revolving dollar credit facility, pursuant to which we may borrow, repay and reborrow up to $575.0 million in U.S. dollars, and (ii) an aggregate $150.0 million unsecured revolving multicurrency credit facility, pursuant to which we may borrow, repay and reborrow up to the equivalent of $150.0 million in either U.S. dollars, euros or pounds sterling, at our option. No amounts were borrowed under the New Revolving Credit Facilities as of the closing of the facilities. The New Revolving Credit Facilities mature on March 31, 2013.

In connection with entering into the New Revolving Credit Facilities, on March 31, 2010, we terminated our existing revolving credit facilities that provided for a $300.0 million 364-day senior unsecured revolving credit facility, which was scheduled to expire on April 9, 2010, and a $100.0 million senior unsecured revolving credit facility, which was scheduled to expire on April 9, 2012. Two term loan facilities, under which $285.0 million in aggregate is outstanding as of March 31, 2010, are still outstanding.

Of the $725.0 million available under the New Revolving Credit Facilities, (i) up to $150.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Trust, and (iii) up to $50.0 million of such amount has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., (iv) up to $3.0 million of such amount has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada, and (v) the remaining balance may be used by us for working capital and general corporate purposes.

With limited exceptions, we may prepay any outstanding loans under the New Revolving Credit Facilities and the two term loans outstanding, in whole or in part, without premium or penalty. The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the our business. We have been and are currently in compliance with all applicable covenants.

We have entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to our outstanding debt, which are effective from December 31, 2009 through the maturity dates of our term loan facilities.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $25 million and $30 million for the year ended December 31, 2010, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We are obligated to contribute $100.0 million in the aggregate to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period and have already contributed $10.0 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of March 31, 2010. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $80.0 million, and if such profits are not sufficient to fund the remaining $80.0 million obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2011. We expect our capitalized software development costs to remain relatively consistent with our 2009 capitalized software development costs.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Trust, ICE Clear U.S. and ICE Clear Canada, we currently have $422.0 million under the New Revolving Credit Facilities available for general corporate purposes. The New Revolving Credit Facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to raise the necessary funds. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us, particularly given prevailing economic conditions and uncertainty in the credit markets.

Contractual Obligations and Commercial Commitments

As discussed above, we entered into the New Revolving Credit Facilities during the three months ended March 31, 2010 and no amounts have been borrowed as of March 31, 2010. In the first quarter of 2010, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2009, or our 2009 Form 10-K.

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

Critical Accounting Policies and Estimates

In the first quarter of 2010, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of March 31, 2010 and December 31, 2009, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $836.2 million and $783.8 million, respectively, of which $83.3 million and $80.4 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $8.4 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of March 31, 2010, we had $285.0 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $2.8 million, assuming no change in the volume or composition of our outstanding indebtedness. The interest rates on our outstanding debt are currently reset on a monthly basis. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to our debt, which are effective from December 31, 2009 through the maturity dates of our term loan facilities. These contracts fix the interest rate at 4.26% on the $125.0 million term loan facility that is outstanding as of March 31, 2010, and at 4.36% on the $160.0 million term loan facility that is outstanding as of March 31, 2010.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through Creditex and ICE Clear Europe, all sales through ICE Futures Canada and a small number of futures contracts at ICE Futures Europe. We may experience gains or losses from foreign currency transactions in the future given that there are still net assets or net liabilities and revenues and expenses of our U.S., U.K. and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. Of our consolidated revenues, 9% and 14% were denominated in pounds sterling, euros or Canadian dollars for the three months ended March 31, 2010 and 2009, respectively. Of our consolidated operating expenses, 22% and 34% were denominated in pounds sterling or Canadian dollars for the three months ended March 31, 2010 and 2009, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $1.6 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $696,000 and $79,000 for the three months ended March 31, 2010 and 2009, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. We have entered into hedging transactions to hedge a portion of this exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. The average exchange rate of the pound sterling to the U.S. dollar increased from 1.4351 for the three months ended March 31, 2009 to 1.5612 for the three months ended March 31, 2010. The average exchange rate of the euro to the U.S. dollar increased from 1.3030 for the three months ended March 31, 2009 to 1.3842 for the three months ended March 31, 2010.

We have foreign currency translation risk equal to our net investment in certain Canadian and U.K. subsidiaries. The revenues, expenses and financial results of these Canadian and U.K. subsidiaries are denominated in Canadian dollars or pounds sterling, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of March 31, 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $30.0 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.9559 as of December 31, 2009 to 0.9848 as of March 31, 2010. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar decreased from 1.6167 as of December 31, 2009 to 1.5148 as of March 31, 2010. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.4332 as of December 31, 2009 to 1.3479 as of March 31, 2010.

Impact of Inflation

We have not been adversely affected by inflation as technological advances and competition have generally caused prices for the hardware and software that we use for our electronic platforms to remain constant or to decline. In the event of inflation, we believe that we will be able to pass on any price increases to our participants, as the prices that we charge are not governed by long-term contracts.

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

In the first quarter of 2010, there were no significant changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

10.1	—	Credit Agreement dated as of March 31, 2010 among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for senior unsecured revolving credit facilities in the aggregate principal amount of $725.0 million (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on April 2, 2010, File No. 001-32671).

10.2	—	First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2010, amending that certain Credit Agreement, dated as of January 12, 2007, as amended by the First Amendment to Credit Agreement dated as of August 24, 2007, the Second Amendment to Credit Agreement dated as of June 13, 2008, and as amended and restated by the Amendment and Restatement Agreement, dated as of April 9, 2009, among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on April 2, 2010, File No. 001-32671).

10.3	—	First Amendment to Credit Agreement dated as of March 31, 2010, amending that certain Credit Agreement, dated as of April 9, 2009, among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to ICE’s Current Report on Form 8-K filed with the SEC on April 2, 2010, File No. 001-32671).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: May 5, 2010	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)