Form 10-Q
period 2010-06-30
INTERCONTINENTALEXCHANGE INC
filed 2010-08-04
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of July 30, 2010, the number of shares of the registrant’s Common Stock outstanding was 74,043,648 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2010

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$307,108	$552,465
Short-term restricted cash	710,839	81,970
Short-term investments	2,005	2,005
Customer accounts receivable, net of allowance for doubtful accounts of $1,472 and $1,710 at June 30, 2010 and December 31, 2009, respectively	135,942	109,068
Margin deposits and guaranty funds	23,879,030	18,690,238
Prepaid expenses and other current assets	26,992	24,105

Total current assets	25,061,916	19,459,851

Property and equipment, net	93,549	91,735

Other noncurrent assets:
Goodwill	1,452,004	1,465,831
Other intangible assets, net	670,998	702,460
Long-term restricted cash	123,823	123,823
Long-term investments	25,499	23,492
Cost method investments	7,501	7,501
Other noncurrent assets	14,591	10,182

Total other noncurrent assets	2,294,416	2,333,289

Total assets	$27,449,881	$21,884,875

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,068	$57,288
Accrued salaries and benefits	31,099	52,185
Current portion of licensing agreement	16,631	15,223
Current portion of long-term debt	112,250	99,000
Income taxes payable	12,009	23,327
Margin deposits and guaranty funds	23,879,030	18,690,238
Other current liabilities	44,657	30,571

Total current liabilities	24,158,744	18,967,832

Noncurrent liabilities:
Noncurrent deferred tax liability, net	161,476	181,102
Long-term debt	367,250	208,500
Noncurrent portion of licensing agreement	67,436	73,441
Other noncurrent liabilities	20,788	20,353

Total noncurrent liabilities	616,950	483,396

Total liabilities	24,775,694	19,451,228

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 78,186 and 77,573 shares issued at June 30, 2010 and December 31, 2009, respectively; 74,028 and 73,489 shares outstanding at June 30, 2010 and December 31, 2009, respectively	782	776
Treasury stock, at cost; 4,158 and 4,084 shares at June 30, 2010 and December 31, 2009, respectively	(357,612)	(349,646)
Additional paid-in capital	1,717,848	1,674,919
Retained earnings	1,251,976	1,049,125
Accumulated other comprehensive income	24,978	24,558

Total IntercontinentalExchange, Inc. shareholders’ equity	2,637,972	2,399,732
Noncontrolling interest in consolidated subsidiaries	36,215	33,915

Total equity	2,674,187	2,433,647

Total liabilities and equity	$27,449,881	$21,884,875

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Transaction and clearing fees, net	$515,922	$426,433	$264,860	$222,955
Market data fees	54,039	51,599	27,186	25,485
Other	7,814	3,938	4,109	1,977

Total revenues	577,775	481,970	296,155	250,417

Operating expenses:
Compensation and benefits	117,110	110,303	58,870	55,597
Professional services	16,578	16,042	8,029	8,813
Acquisition-related transaction costs	2,043	6,139	1,498	529
Selling, general and administrative	43,806	45,844	21,549	22,938
Depreciation and amortization	56,128	54,882	27,914	27,579

Total operating expenses	235,665	233,210	117,860	115,456

Operating income	342,110	248,760	178,295	134,961

Other income (expense):
Interest and investment income	1,066	954	340	344
Interest expense	(14,612)	(12,160)	(7,502)	(6,906)
Other expense, net	(16,013)	(10,656)	(15,317)	(10,577)

Total other expense, net	(29,559)	(21,862)	(22,479)	(17,139)

Income before income taxes	312,551	226,898	155,816	117,822
Income tax expense	106,506	82,618	53,289	45,764

Net income	$206,045	$144,280	$102,527	$72,058

Net income attributable to noncontrolling interest	(3,194)	—	(839)	—

Net income attributable to IntercontinentalExchange, Inc.	$202,851	$144,280	$101,688	$72,058

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$2.75	$1.98	$1.37	$0.99

Diluted	$2.72	$1.95	$1.36	$0.97

Weighted average common shares outstanding:
Basic	73,818	72,759	73,960	72,892

Diluted	74,645	73,818	74,763	74,074

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income (Loss) from			Noncontrolling
	Common Stock		Treasury Stock		Additional Paid-in	Retained	Foreign Currency	Available- For-Sale	Cash Flow	Interest in Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2009	76,502	$765	(4,138)	$(355,520)	$1,608,344	$732,752	$22,389	$(49)	$(2,450)	$5,949	$2,012,180
Other comprehensive income (loss)	—	—	—	—	—	—	6,869	(435)	(1,766)	—	4,668
Exercise of common stock options	653	6	—	—	12,698	—	—	—	—	—	12,704
Issuance of shares for acquisitions	50	1	—	—	5,894	—	—	—	—	—	5,895
Change in fair value of redeemable stock put	—	—	—	—	—	385	—	—	—	—	385
Treasury shares received for restricted stock and stock option tax payments	—	—	(157)	(12,220)	—	—	—	—	—	—	(12,220)
Stock-based compensation	—	—	—	—	57,477	—	—	—	—	—	57,477
Issuance of restricted stock	368	4	211	18,094	(18,098)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,604	—	—	—	—	—	8,604
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	29,800	29,800
Net loss attributable to noncontrolling interest	—	—	—	—	—	1,834	—	—	—	(1,834)	—
Net income	—	—	—	—	—	314,154	—	—	—	—	314,154

Balance, December 31, 2009	77,573	776	(4,084)	(349,646)	1,674,919	1,049,125	29,258	(484)	(4,216)	33,915	2,433,647
Other comprehensive income (loss)	—	—	—	—	—	—	(823)	1,494	(251)	—	420
Exercise of common stock options	385	4	—	—	9,816	—	—	—	—	—	9,820
Treasury shares received for restricted stock and stock option tax payments	—	—	(75)	(7,980)	—	—	—	—	—	—	(7,980)
Stock-based compensation	—	—	—	—	27,275	—	—	—	—	—	27,275
Issuance of restricted stock	228	2	1	14	343	—	—	—	—	—	359
Tax benefits from stock option plans	—	—	—	—	5,495	—	—	—	—	—	5,495
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	(894)	(894)
Net income attributable to noncontrolling interest	—	—	—	—	—	(3,194)	—	—	—	3,194	—
Net income	—	—	—	—	—	206,045	—	—	—	—	206,045

Balance, June 30, 2010	78,186	$782	(4,158)	$(357,612)	$1,717,848	$1,251,976	$28,435	$1,010	$(4,467)	$36,215	$2,674,187

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Net income	$206,045	$144,280	$102,527	$72,058
Other comprehensive income (loss):
Change in foreign currency translation adjustments, net of tax	(823)	2,276	(1,557)	4,166
Change in fair value of cash flow hedges, net of tax	(251)	587	208	587
Change in available-for-sale securities, net of tax	1,494	5,952	7,859	5,922

Comprehensive income	$206,465	$153,095	$109,037	$82,733

Comprehensive income attributable to noncontrolling interest	(3,194)	—	(839)	—

Comprehensive income attributable to IntercontinentalExchange, Inc.	$203,271	$153,095	$108,198	$82,733

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$206,045	$144,280

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,128	54,882
Amortization of debt issuance costs	2,867	2,314
Provision for doubtful accounts	(238)	970
Net realized gains on sales of available-for-sale investments	(2)	(6)
Stock-based compensation	26,313	21,793
Loss on foreign currency option hedge relating to CLE acquisition	14,278	—
Loss on impairment of NCDEX	—	9,276
Gain on sale of business	—	(719)
Deferred taxes	(12,163)	(15,140)
Excess tax benefits from stock-based compensation	(5,115)	(4,676)
Changes in assets and liabilities:
Customer accounts receivable	(26,628)	(38,736)
Prepaid expenses and other current assets	(2,628)	3,918
Noncurrent assets	247	2,147
Income taxes payable	(3,396)	14,606
Accounts payable, accrued salaries and benefits, and other liabilities	3,611	(11,770)

Total adjustments	53,274	38,859

Net cash provided by operating activities	259,319	183,139

Investing activities
Capital expenditures	(12,085)	(9,079)
Capitalized software development costs	(12,189)	(9,342)
Purchase of foreign currency option hedge relating to CLE acquisition	(15,080)	—
Cash paid for acquisitions, net of cash acquired	—	(39,419)
Proceeds from sales of cost method investments	—	2,389
Proceeds from sale of business	—	1,578
Proceeds from sales of available-for-sale investments	2,000	3,747
Purchases of available-for-sale investments	(1,999)	(26,092)
Increase in restricted cash	(634,421)	(55,474)

Net cash used in investing activities	(673,774)	(131,692)

Financing activities
Proceeds from credit facilities	220,000	5,000
Repayments of credit facilities	(48,000)	(31,875)
Issuance costs for credit facilities	(7,485)	(10,306)
Excess tax benefits from stock-based compensation	5,115	4,676
Payments relating to treasury shares received for restricted stock and stock option tax payments	(7,980)	(7,777)
Payments on capital lease obligations	(1,484)	(1,719)
Proceeds from exercise of common stock options	9,820	7,975

Net cash provided by (used in) financing activities	169,986	(34,026)

Effect of exchange rate changes on cash and cash equivalents	(888)	(484)

Net increase (decrease) in cash and cash equivalents	(245,357)	16,937
Cash and cash equivalents, beginning of period	552,465	283,522

Cash and cash equivalents, end of period	$307,108	$300,459

Supplemental cash flow disclosure
Cash paid for income taxes	$119,475	$90,480

Cash paid for interest	$5,170	$7,198

Supplemental noncash investment activities
Common stock issued for acquisitions	$—	$5,894

Equity of subsidiary issued for acquisition	$—	$29,800

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy commodity futures and options markets. The Company owns ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the agricultural commodity, equity index and currency futures and options markets. The Company owns ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets. In addition to operating an OTC exempt commercial market for trading energy commodities and derivatives, the Company owns Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swap (“CDS”) trade execution markets. The Company also owns and operates five central counterparty clearing houses, including ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear Canada, Inc. (“ICE Clear Canada”), The Clearing Corporation (“TCC”) and ICE Trust U.S. LLC (“ICE Trust”). Headquartered in Atlanta, Georgia, the Company also has offices in London, New York, Chicago, Houston, Calgary, Winnipeg, Washington, D.C. and Singapore.

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the six months and three months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. Acquisition-related transaction costs of $6.1 million and $529,000 were reclassified from professional services expenses in the accompanying consolidated statements of income for the six months and three months ended June 30, 2009, respectively.

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

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2010 (in thousands):

Goodwill balance at December 31, 2009	$1,465,831
Other activity	(13,827)

Goodwill balance at June 30, 2010	$1,452,004

The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2010 (in thousands):

Other intangible assets balance at December 31, 2009	$702,460
Amortization of other intangible assets	(31,462)

Other intangible assets balance at June 30, 2010	$670,998

The other activity in the goodwill balance relates to adjustments to the purchase price and related goodwill for previous acquisitions, primarily relating to $5.9 million in adjustments for excess tax benefits on share based payments and $7.9 million in tax adjustments due to rate changes. The Company did not recognize any impairment losses on goodwill or other intangible assets during the six months or three months ended June 30, 2010 and 2009.

4.	Credit Facilities

On March 31, 2010, the Company entered into new aggregate $725.0 million three-year senior unsecured revolving credit facilities (the “New Revolving Credit Facilities”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein.

The New Revolving Credit Facilities consist of (i) an aggregate $575.0 million unsecured revolving U.S. dollar credit facility (the “Dollar Facility”), pursuant to which the Company may borrow, repay and reborrow up to $575.0 million in U.S. dollars, and (ii) an aggregate $150.0 million unsecured revolving multicurrency credit facility, pursuant to which the Company may borrow, repay and reborrow up to the equivalent of $150.0 million in U.S. dollars, euros or pounds sterling, at the option of the Company (the “Multicurrency Facility”). The New Revolving Credit Facilities mature on March 31, 2013.

In connection with entering into the New Revolving Credit Facilities, on March 31, 2010, the Company terminated its then existing revolving credit facilities which provided for a $300.0 million 364-day senior unsecured revolving credit facility that was scheduled to expire on April 9, 2010, and a $100.0 million senior unsecured revolving credit facility that was scheduled to expire on April 9, 2012. Two existing term loan facilities, under which $259.5 million in aggregate is outstanding as of June 30, 2010, are still outstanding.

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

On April 29, 2010, the Company borrowed $220.0 million under the New Revolving Credit Facilities, including $174.0 million borrowed under the Dollar Facility and $46.0 million borrowed under the Multicurrency Facility. The cash from the borrowings was used together with excess cash on hand for the Company’s acquisition of Climate Exchange plc (“CLE”) (Note 12). As of June 30, 2010, the Company has LIBOR-rate loans with a stated interest rate of 2.03% per annum, which includes the applicable margin rate, related to the $220.0 million borrowed under the New Revolving Credit Facilities.

The closing of the New Revolving Credit Facilities increased the Company’s deferred debt issuance costs to $11.4 million as of June 30, 2010. The debt issuance costs are being amortized over the remaining life of the credit facilities, including $2.9 million and $1.3 million that was amortized during the six months and three months ended June 30, 2010, respectively. The Company will amortize $2.6 million over the remaining six months in 2010 and $4.7 million, $3.4 million and $757,000 in 2011, 2012 and 2013, respectively.

The New Revolving Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.35% to 0.50% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.35% as of June 30, 2010.

Of the amounts available under the New Revolving Credit Facilities, (i) up to $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) up to $3.0 million of such amounts has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada. The remaining outstanding balances may be used by the Company for working capital and general corporate purposes.

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

The Company has entered into interest rate swap contracts to reduce its exposure to interest rate volatility on the two outstanding term loan facilities. The interest rate swaps are effective from December 31, 2009 through the maturity dates of the term loan facilities. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. The amounts received under the variable component of the swaps will fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense will equal the fixed interest component. The fair value of the interest rate swaps as of June 30, 2010 is ($3.2 million), or ($2.0 million) net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the equity section as accumulated other comprehensive loss from cash flow hedges. The Company realized $2.2 million and $1.1 million in additional interest expense as a result of the interest rate swap contracts during the six months and three months ended June 30, 2010, respectively. The portion of the unrealized loss expected to be reclassified into earnings within the next 12 months is not expected to be significant.

5.	Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $26.3 million and $21.8 million for the six months ended June 30, 2010 and 2009, respectively, and $14.4 million and $12.0 million for the three months ended June 30, 2010 and 2009, respectively.

The following is a summary of stock options for the six months ended June 30, 2010:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2009	1,871,028	$47.68
Exercised	(385,300)	25.44
Forfeited or expired	(79,578)	49.05

Outstanding at June 30, 2010	1,406,150	53.69

Details of stock options outstanding as of June 30, 2010 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,402,674	$53.65	6.21	$90,168
Exercisable	1,098,811	$44.96	5.57	$80,600

The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $32.7 million and $34.0 million, respectively, and was $8.6 million and $31.3 million during the three months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there were $15.7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years as the stock options vest.

In December 2009, the Company reserved a maximum of 381,110 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s performance targets set by the Company’s compensation committee for the year ending December 31, 2010. These restricted shares are subject to a market condition that may reduce the number of shares that are granted above the target performance level if the 2010 Company total shareholder return falls below that of the S&P 500 Index. These shares vest over a three-year period. The compensation expenses to be recognized under these performance-based restricted shares are expected to be $7.8 million if the Threshold Performance Target is met and 76,222 shares vest, $15.6 million if the Target Performance Target is met and 152,444 shares vest, $27.3 million if the Above Target Performance Target is met and 266,777 shares vest, and $38.9 million if the Maximum Performance Target is met and 381,110 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2010 actual performance as compared to the 2010 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement. As of June 30, 2010, the Company determined that it is probable that a performance level between Target and Above Target will be met for 2010. The Company has recorded non-cash compensation expense of $7.4 million and $5.0 million for the six months and three months ended June 30, 2010, respectively, related to these shares. The remaining $16.9 million in estimated non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period.

The following is a summary of the nonvested restricted shares for the six months ended June 30, 2010:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2009	1,108,452	$97.96
Granted	154,234	105.82
Vested	(234,245)	95.11
Forfeited	(48,324)	84.68

Nonvested at June 30, 2010	980,117	100.54

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of June 30, 2010, there were $54.5 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.1 years as the restricted stock vests. These unrecognized compensation costs assume that a performance level between Target and Above Target, as discussed above, will be met on the performance-based restricted shares granted in December 2009. During the six months ended June 30, 2010 and 2009, the total fair value of restricted stock vested under all restricted stock plans was $24.8 million and $15.7 million, respectively.

6.	Income Taxes

The Company’s effective tax rate decreased to 34% for the six months ended June 30, 2010 from 36% for the six months ended June 30, 2009 and to 34% for the three months ended June 30, 2010 from 39% for the three months ended June 30, 2009. The effective tax rate for the six months and three months ended June 30, 2010 is lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials and tax credits, which are partially offset by state taxes and non-deductible expenses. The effective tax rate for the six months and three months ended June 30, 2009 is higher than the federal statutory rate primarily due to the tax impact of the $9.3 million impairment loss related to the Company’s investment in National Commodity and Derivatives Exchange, Ltd. (“NCDEX”), state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rate differentials and tax credits.

We have not recorded U.S. deferred taxes on the undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The undistributed earnings of the Company’s foreign subsidiaries indefinitely reinvested totaled $701.2 million and $614.7 million as of June 30, 2010 and December 31, 2009, respectively. These earnings are not subject to U.S. income tax until they are distributed to the United States.

7.	Clearing Organizations

ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S., ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada, ICE Trust performs the same function for North American CDS contracts and ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy contracts and cleared European CDS contracts. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Trust and TCC are referred to herein collectively as the “ICE Clearing Houses”.

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

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash margin deposits, and for ICE Clear U.S., all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash variation margin deposits, belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits, less costs incurred by the ICE Clearing Houses, belongs to the clearing members. Pursuant to agreements, ICE Clear Europe currently pays energy clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements. These additional basis point amounts paid to the energy clearing members are recorded net against other revenues in the accompanying consolidated statements of income.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum exposure for this guarantee, excluding the risk management program discussed below, is $27.8 billion as of June 30, 2010, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one to five day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was $938.1 billion as of June 30, 2010.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. As of June 30, 2010 and December 31, 2009, the ICE Clearing Houses have received or have been pledged $38.6 billion and $31.3 billion, respectively, in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, ICE Clear Europe and ICE Trust have contributed $110.0 million and $10.0 million, respectively, to their respective Guaranty Funds as of June 30, 2010.

As of June 30, 2010, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Trust	TCC	Total
Original margin	$644,419	$11,207,684	$10,242	$5,914,339	$23,436	$17,800,120
Variation margin	2,555	—	—	—	1,607	4,162
Guaranty Fund	11,872	2,368,504	5,559	3,665,212	9,578	6,060,725
Performance collateral for delivery	—	13,281	742	—	—	14,023

Total	$658,846	$13,589,469	$16,543	$9,579,551	$34,621	$23,879,030

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

ICE Trust holds all of its cash deposits in the ICE Trust Federal Reserve account. As of June 30, 2010, this amount totaled $9.6 billion. Of the ICE Clear Europe cash deposits above, $12.7 billion represent funds invested under reverse repurchase agreements with several different counterparty banks, through a third party custodian bank. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations (from the seven largest industrialized nations), and the various counterparties agree to purchase back the instruments on the set repurchase date at the set repurchase price, plus interest. In accordance with the ICE Clear Europe investment policy, maturities of these securities may not exceed one month and at least 50% of the investments must have a maturity of one business day. The remaining cash deposits are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, variation margin, and the Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including government obligations, money market mutual funds, certificates of deposit, letters of credit or emission allowances to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. ICE Clear Europe pays energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe charges energy clearing members 5 basis points for non-cash deposits made for original margin requirements. ICE Clear Europe pays CDS clearing members all interest earned on their non-cash margin deposits and charges CDS clearing members 5 basis points for all non-cash deposits, including original margin and Guaranty Fund requirements. The amounts paid to the clearing members are recorded net against revenue in the accompanying consolidated statements of income.

As of June 30, 2010, the non-cash assets pledged by the clearing members for ICE Clear U.S., ICE Clear Europe, ICE Clear Canada and TCC were $8.9 billion, $5.7 billion, $37.2 million and $75.1 million, respectively. As of June 30, 2010, there were only cash deposits and no assets were pledged for ICE Trust.

8.	Russell Licensing Agreement

The Company has an exclusive licensing agreement (the “Licensing Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. These rights became exclusive on September 19, 2008, and subject to achieving specified trading volume for the various indexes, will remain exclusive throughout the remainder of the Licensing Agreement through June 2014.

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of June 30, 2010 and December 31, 2009, the net assets related to the Licensing Agreement are $103.6 million and $116.6 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized over their contractual life. For both the six months ended June 30, 2010 and 2009, amortization expense related to the Licensing Agreement was $13.0 million, and for both the three months ended June 30, 2010 and 2009, amortization expense was $6.5 million.

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

In general, the Company uses Level 1 and 2 inputs to determine the fair value of investments. The Level 1 investments include U.S. Treasury securities and equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The Company determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheet as of June 30, 2010. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheet as of June 30, 2010 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Short-term investments:
U.S. Treasury securities	$2,000	$—	$—	$2,000
Equity securities	5	—	—	5

Total short-term investments	2,005	—	—	2,005
Foreign currency option contract	—	802	—	802
Long-term investments in equity securities	25,499	—	—	25,499

Total assets at fair value	$27,504	$802	$—	$28,306

Liabilities at fair value:
Interest rate swap contracts	$—	$3,152	$—	$3,152

The Company entered into a foreign currency option hedge on May 3, 2010 related to the cash consideration that was paid to acquire CLE, in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and it was required to be paid in pounds sterling. The foreign currency option hedge was not designated and does not qualify as a hedging instrument. The foreign currency hedge included an upfront $15.1 million option premium. The fair value of the option as of June 30, 2010 is $802,000, which is included in other current assets, resulting in a loss of $14.3 million recorded through other expense in the accompanying consolidated statements of income for the six months and three months ended June 30, 2010. The $802,000 value was recognized as a loss in the July 2010 consolidated statement of income upon the termination of the hedge. The Company used a Level 2 input to determine the fair value of the foreign currency option hedge.

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis during the six months and three months ended June 30, 2010. The Company measures certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the six months and three months ended June 30, 2010, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

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

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Six Months Ended June 30, 2010:
Revenues from external customers	$291,623	$255,477	$30,675	$577,775
Intersegment revenues	33,549	15,363	16,519	65,431
Depreciation and amortization	39,745	16,304	79	56,128
Interest and investment income	551	394	121	1,066
Interest expense	11,271	3,341	—	14,612
Income tax expense	41,494	53,931	11,081	106,506
Net income attributable to IntercontinentalExchange, Inc.	62,909	119,270	20,672	202,851
Total assets	12,461,924	14,958,216	29,741	27,449,881

Revenues from three clearing members of the futures segment comprised 18%, 12% and 11% of the Company’s futures revenues for the six months ended June 30, 2010. The primary function of these clearing members is as intermediaries representing a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the six months ended June 30, 2010.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Six Months Ended June 30, 2009:
Revenues from external customers	$251,303	$203,017	$27,650	$481,970
Intersegment revenues	24,592	14,979	16,758	56,329
Depreciation and amortization	37,270	17,541	71	54,882
Interest and investment income	182	742	30	954
Interest expense	8,095	4,065	—	12,160
Income tax expense	25,789	48,682	8,147	82,618
Net income attributable to IntercontinentalExchange, Inc.	43,672	81,730	18,878	144,280

Revenues from four clearing members of the futures segment comprised 16%, 16%, 14% and 12% of the Company’s futures revenues for the six months ended June 30, 2009. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the six months ended June 30, 2009.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended June 30, 2010:
Revenues from external customers	$149,743	$130,808	$15,604	$296,155
Intersegment revenues	18,775	7,679	8,188	34,642
Depreciation and amortization	19,742	8,133	39	27,914
Interest and investment income	113	164	63	340
Interest expense	5,943	1,559	—	7,502
Income tax expense	19,220	28,047	6,022	53,289
Net income attributable to IntercontinentalExchange, Inc.	37,826	54,109	9,753	101,688

Revenues from three clearing members of the futures segment comprised 18%, 12% and 11% of the Company’s futures revenues for the three months ended June 30, 2010. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the three months ended June 30, 2010.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended June 30, 2009:
Revenues from external customers	$131,722	$105,039	$13,656	$250,417
Intersegment revenues	12,939	7,327	8,320	28,586
Depreciation and amortization	19,111	8,432	36	27,579
Interest and investment income	104	223	17	344
Interest expense	4,719	2,187	—	6,906
Income tax expense	13,604	28,563	3,597	45,764
Net income attributable to IntercontinentalExchange, Inc.	23,367	38,808	9,883	72,058

Revenues from two clearing members of the futures segment comprised 18% and 15% of the Company’s futures revenues for the three months ended June 30, 2009. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the three months ended June 30, 2009.

11.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$202,851	$144,280	$101,688	$72,058

Weighted average common shares outstanding	73,818	72,759	73,960	72,892

Basic earnings per common share	$2.75	$1.98	$1.37	$0.99

Diluted:
Weighted average common shares outstanding	73,818	72,759	73,960	72,892

Effect of dilutive securities:
Stock options and restricted shares	827	1,059	803	1,182

Diluted weighted average common shares outstanding	74,645	73,818	74,763	74,074

Diluted earnings per common share	$2.72	$1.95	$1.36	$0.97

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the six months ended June 30, 2010 and 2009, 227,000 and 151,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

12.	Subsequent Events

On April 30, 2010, the Company announced that it had agreed to acquire Climate Exchange plc (“CLE”), a leader in the development of traded emissions markets. CLE operates the European Climate Exchange (“ECX”), the Chicago Climate Exchange (“CCX”) and the Chicago Climate Futures Exchange (“CCFE”). On July 8, 2010, the Company completed the acquisition of CLE. The Company previously owned a 4.8% stake in CLE that it purchased in June 2009 for £6.45 (pounds sterling) per share.

Under the terms of the acquisition, CLE shareholders received £7.50 in cash for each share in CLE, valuing the issued and to be issued share capital of CLE at £393.4 million, or $597.2 million, including £17.1 million, or $25.9 million, in shares that were held by the Company at the date of the acquisition. The Company recognized a gain of $1.8 million at the date of the acquisition based upon its existing 4.8% stake in CLE, which was recorded as other income in the July 2010 consolidated statement of income.

The transaction consideration included $220.0 million that was drawn from the New Revolving Credit Facilities for these purposes (Note 4) and the remainder came from existing cash resources of the Company. During the second quarter of 2010 and prior to the closing of the acquisition on July 8, 2010, the Company was required by U.K. law to put $632.1 million into escrow accounts relating to the CLE acquisition and this cash is reflected as restricted cash in the accompanying consolidated balance sheet as of June 30, 2010. The $34.9 million in excess cash in the escrow accounts were reclassified to cash and cash equivalents after the closing of the acquisition on July 8, 2010.

The Company and its affiliates have multiple contracts in place with CLE and its affiliates to provide technology and clearing services, which were put in place beginning in 2003. These contracts include a cooperation and licensing agreement to provide an electronic trading platform and clearing to ECX for European emissions trading, a licensing technology agreement to provide an electronic trading platform to CCX and CCFE for U.S. emissions trading and a clearing services agreement to provide clearing for CCX and CCFE’s U.S. emissions markets. Pursuant to these contracts, the Company previously charged fees to CLE for the services provided and shared in the revenues with respect to the trading and clearing of emissions contracts.

The Company will record the acquisition using the acquisition method of accounting and, accordingly, will allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. The Company has not yet obtained all the information related to the fair value of acquired assets and acquisition liabilities related to the acquisition to finalize the purchase price allocation.

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

Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; general economic conditions and conditions in global financial markets; increasing competition and consolidation in our industry; volatility in commodity prices; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; minimizing the risks associated with operating multiple clearing houses in multiple jurisdictions; changes in domestic and foreign regulations or government policy; the success of our clearing initiative for the credit default swap market; the success of our global clearing strategy; technological developments, including clearing developments; the accuracy of our cost estimates and expectations; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2011; our ability to increase the connectivity to our marketplace; our ability to develop new products and services and pursue strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; threatened or pending litigation and adverse litigation results; our belief in our electronic platform and disaster recovery system technologies; and our ability to gain access to comparable products and services if our key technology contracts were terminated. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.

Overview and Our Business Environment

We are a leading operator of regulated global futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate the leading electronic futures and OTC marketplace for trading and clearing a broad array of energy and agricultural commodities, credit default swaps, or CDS, equity indexes and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets, together with post-trade processing and clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based energy futures exchange through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures exchange through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures exchange through our wholly-owned subsidiary, ICE Futures Canada. We conduct our OTC energy markets primarily through our OTC exempt commercial market. ICE Futures Europe, as well as our OTC energy and European CDS markets, clears contracts through ICE Clear Europe,

ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We conduct our OTC CDS trade execution markets through Creditex and clear our OTC North American CDS markets through ICE Trust.

Our business is primarily transaction-based, and our revenues and profitability relate directly to the level of trading activity in our markets. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial instruments such as equity indexes and foreign exchange, as well as economic conditions, new product introductions, fees, regulation of our markets and market participants, and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions are also driven by varying levels of volatility and liquidity in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.

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

Financial Highlights

•

Our consolidated revenues increased 20% to $577.8 million for the six months ended June 30, 2010, compared to the same period in 2009, and increased 18% or $296.2 million for the three months ended June 30, 2010, compared to the same period in 2009. Revenue growth was primarily due to higher trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts, OTC North American natural gas, power and global oil contracts, and an increase in CDS clearing revenues.

•

Our consolidated operating expenses increased 1% to $235.7 million for the six months ended June 30, 2010, compared to the same period in 2009, and increased 2% to $117.9 million for the three months ended June 30, 2010, compared to the same period in 2009. Our compensation and benefits expenses increased $6.8 million for the six months ended June 30, 2010 from the comparable period in 2009 and increased $3.3 million for the three months ended June 30, 2010 from the comparable period in 2009 primarily due to employee headcount increases and an increase in non-cash compensation expenses. We incurred $2.0 million and $1.5 million in transaction costs primarily relating to our acquisition of the Climate Exchange plc, or CLE, during the six months and three months ended June 30, 2010, respectively, compared to $5.6 million and $529,000 in transaction costs incurred related to our acquisition of The Clearing Corporation, or TCC, during the six months and three months ended June 30, 2009, respectively.

•

Our consolidated operating margin increased to 59% for the six months ended June 30, 2010, compared to 52% for the same period in 2009, and increased to 60% for the three months ended June 30, 2010, compared to 54% for the same period in 2009.

•

Our consolidated net income attributable to ICE increased 41% to $202.9 million for the six months ended June 30, 2010, compared to the same period in 2009, and increased 41% to $101.7 million for the three months ended June 30, 2010, compared to the same period in 2009. We recorded a pre-tax loss of $14.3 million during the six months and three months ended June 30, 2010 on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE, or $10.3 million net of taxes. We recorded a pre-tax impairment loss of $9.3 million during the six months and three months ended June 30, 2009 relating to our investment in the National Commodity and Derivatives Exchange, Ltd, or NCDEX, or $11.0 million net of taxes. The foreign currency option loss and the impairment loss were classified as other expenses in our consolidated statements of income.

•	Our consolidated cash flows from operations increased 42% to $259.3 million for the six months ended June 30, 2010, compared to the same period in 2009.

•

During the six months ended June 30, 2010, 166.4 million contracts were traded in our futures markets, up 31% from 127.3 million contracts traded during the six months ended June 30, 2009. During the six months ended June 30, 2010, 166.7 million contract equivalents were traded in our OTC energy markets, up 60% from 104.2 million contract equivalents traded during the six months ended June 30, 2009. During the three months ended June 30, 2010, 87.7 million contracts were traded in our futures markets, up 36% from 64.7 million contracts traded during the three months ended June 30, 2009. During the three months ended June 30, 2010, 87.7 million contract equivalents were traded in our OTC energy markets, up 58% from 55.7 million contract equivalents traded during the three months ended June 30, 2009.

Regulatory Update

On July 21, 2010, President Obama signed into law the Dodd/Frank Wall Street Reform and Consumer Protection Act, or the Financial Reform Act. The Financial Reform Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. The Financial Reform Act gives the Commodity Futures Trading Commission, or CFTC, together with the Securities and Exchange Commission, or SEC, expansive authority over the OTC derivatives market and market participants, and provides the Federal Reserve Bank with authority over systemically important financial entities. Through extensive rulemaking authority under the Financial Reform Act, the CFTC and SEC will create a comprehensive new regulatory regime for OTC derivative markets and market participants that is intended to provide more transparency and stability to the OTC derivatives market. Key changes to the derivatives market include: (i) requiring clearing and centralized trading of most types of derivatives (with limited exceptions) and imposing aggregate position limits across markets on traded derivatives, (ii) imposing additional margin and capital requirements on cleared and uncleared derivatives, (iii) prohibiting proprietary trading in certain derivative instruments by some regulated financial institutions (known as the “Volcker Rule”), (iv) prohibiting certain swap market participants from receiving federal assistance, a change that may force energy, agricultural, high yield credit default swaps and other contracts to be “pushed out” of insured banks into separately capitalized affiliates, (v) establishing a comprehensive framework for the registration and regulation of dealers and “major” non-dealer market participants, and (vi) giving the CFTC broad power to draft rules setting specific requirements under the core principles applicable to designated contract markets and derivatives clearing organizations, thus altering the flexibility these entities currently have to determine how to operate their business in compliance with the core principles.

Our markets operated transparently and efficiently during the financial crisis and the new requirements to centrally execute and clear OTC swaps is consistent with our existing OTC business model, thereby providing us with potential new business opportunities. However, our OTC energy platform will have to register with the CFTC as a swap execution facility, or SEF, and will be regulated similarly to a designated contract market that is regulated by the CFTC. Our OTC energy platform already meets many of the SEF obligations through our compliance with the significant price discovery contract provisions of the 2008 Farm Bill with respect to certain of our contract markets. However, other contracts traded on our energy trading platform will have to be operated differently as a SEF, and other sectors of our business, including Creditex, our CDS platform; Chatham Energy, our OTC energy options brokerage; and YellowJacket, our electronic energy options platform, may have to be registered as SEFs. As a result of this additional regulation, registering as a SEF for these business sectors could increase the cost of regulation to which these markets are subject, which could cause them to be less attractive to market participants.

In addition, the Financial Reform Act has an open access provision that would require a clearing house to accept swaps that originate from any SEF if the clearing house already accepts the swap for clearing. We currently have a vertically integrated model in which we only clear swaps that are executed on our OTC platform and have the power to determine who clears OTC swaps at our clearing houses. Depending on implementation of the Financial Reform Act by regulators, the open access provisions could diminish the value of our OTC swaps execution platform.

The Financial Reform Act also will make changes to the regulatory requirements of our market participants, including large market participants such as investment banks and hedge funds. For example, some of our participants will have to register as swaps dealers or major swaps participants, and certain clearing members of our ICE Trust clearing house may have to register as futures commission merchants, or FCM’s. Registration as a swaps dealer or major swaps participant will result in much more regulation of these entities, including higher capital and margin requirements and greater business conduct standards. They will also be required to segregate clients’ or counterparties’ margin in a manner similar to the segregation of futures margin. In addition, the Volcker Rule and swaps push out provisions may cause our market participants to make major changes to their businesses, including, in some cases, the potential termination of some trading activities. Given the higher regulatory requirements, participants could migrate away from transacting in swaps to other derivatives, such as futures, that will not subject them to the more stringent regulatory requirements. The Financial Reform Act will also make changes to the current anti-manipulation provisions of the Commodity Exchange Act. Currently, the CFTC must prove “specific intent” to prove manipulation, but the Financial Reform Act allows the CFTC to prove manipulation under a lower “reckless” standard. This could create uncertainty for our market participants. Any of the above actions could adversely impact our OTC swaps business.

The Financial Reform Act also imposes changes on portions of our business operated outside the United States. With respect to the ICE Futures Europe and ICE Futures Canada products, we have permission to allow screen-based access to the United States pursuant to a no action letter from the CFTC. Pursuant to the Financial Reform Act, the CFTC will be able to require foreign exchanges, such as ICE Futures Europe and ICE Futures Canada, to register with the CFTC and be subject to direct regulation in the United States. While we expect that the registration process will impose obligations similar to the obligations currently imposed under the informal “no-action” process, direct regulation of our non-U.S. exchanges by U.S. regulators may prove to be unattractive for certain of our market participants due to the additional costs, and greater oversight, associated with such regulation.

The Financial Reform Act requires the CFTC to set position limits on energy commodities within 180 days of enactment to prevent “excessive speculation.” Traditionally, for energy commodity contracts, exchanges have set position limits (“hard” limits that apply in the final days of trading of the expiration month) and position accountability levels (“soft” limits that apply at all other times in all other months) for the purpose of preventing market manipulation such as corners (securing control of a commodity to manipulate the price of the commodity) and delivery squeezes (a situation where the lack of physical commodity supply tends to force a person holding a short position to cover their position at higher prices). In addition, the Financial Reform Act changes the definition of “bona fide hedging” that is required to obtain a “hedge exemption” from these position limits, which may curtail the ability of certain of our participants to hold larger positions in our markets. While position limits currently apply to our U.S.-linked contracts traded on ICE Futures Europe and to our OTC contracts deemed to be significant price discovery contracts, should the CFTC set the position limits and limit hedge exemptions in a manner that unduly limits the hedging or trading ability of our participants, trading volume may shift away from our markets to areas outside the present jurisdictional reach of the CFTC and trading volumes in our markets may be adversely impacted.

The Financial Reform Act also contains provisions for public reporting of swaps transaction data. We currently sell our OTC energy data to market participants. Depending on how the CFTC implements this provision of the Financial Reform Act, public reporting of OTC transaction data, such as pricing information, could negatively impact our market data revenue.

With the exception of the position limit rules, most provisions of the Financial Reform Act do not become effective for one year, and the Financial Reform Act leaves significant discretion on implementation to regulators such as the CFTC and the SEC. In most cases, the regulators will have up to one year to draft rules and regulations implementing the Financial Reform Act, but given the volume of new regulations that will need to be promulgated, it may take longer to finalize all rules and regulations. In connection with implementation of new rules, market participants will likely then have additional time to conform to the new rules and regulations depending on the requirement of individual provisions. We expect to incur additional costs to make the necessary changes to our business to comply with the Financial Reform Act.

Acquisition of CLE

On April 30, 2010, we announced that we had agreed to acquire CLE, a leader in the development of traded emissions markets. CLE operates the European Climate Exchange, the Chicago Climate Exchange and the Chicago Climate Futures Exchange. On July 8, 2010, we completed our acquisition of CLE.

Under the terms of the acquisition, CLE shareholders received £7.50 (pounds sterling) in cash for each share in CLE, valuing the entire existing issued and to be issued share capital of CLE at £393.4 million, or $597.2 million. The transaction consideration included $220.0 million that was drawn from our revolving credit facilities for these purposes and the remainder came from our existing cash resources. We previously owned a 4.8% stake in CLE that we purchased in June 2009 for £6.45 per share.

Variability in Quarterly Comparisons

In addition to general economic conditions and conditions in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, the number of trading days in a period and seasonality. These and other factors could cause our revenues to fluctuate from quarter to quarter. These fluctuations may affect the reliability of quarter to quarter comparisons of our revenues and operating results.

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

Our Futures Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Six Months Ended June 30,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures(1)	$73,142	27%	$53,726	24%
ICE WTI Crude futures	25,544	10	24,112	11
ICE Gas Oil futures(1)	38,600	14	25,943	12
Sugar futures and options	39,599	15	38,797	18
Cotton futures and options(2)	9,452	3	6,730	3
Russell Index futures and options	16,457	6	15,604	7
Other futures products and options(3)	49,597	18	38,790	18
Intersegment fees	15,363	6	14,979	7
Other(4)	3,086	1	(684)	—

Total revenues	270,840	100	217,997	100

Operating expenses:
Selling, general and administrative expenses(5)(6)	36,677	14	42,353	19
Intersegment expenses	27,108	10	23,579	11
Depreciation and amortization	16,304	6	17,541	8

Total operating expenses	80,089	30	83,473	38

Operating income	190,751	70	134,524	62
Other expense, net(7)	17,550	6	4,112	2
Income tax expense	53,931	20	48,682	22

Net income	$119,270	44%	$81,730	38%

(1)	Revenues in our ICE Brent Crude and ICE Gas Oil futures markets increased due to several factors, including relatively higher economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing West Texas Intermediate, or WTI, crude contract which drove more demand for the Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market.

(2)	The cotton market has steadily improved since early 2009, during which time cotton volumes were down dramatically from prior periods due to a significant reduction in global exports and in the U.S. production of cotton. Improved credit conditions, as well as increased production and market liquidity, have also helped many traditional hedgers to return to the agricultural markets.
(3)	The increase in other futures and options is primarily due to increased trading volumes in our emissions, coal and U.S. Dollar Index futures and options contracts.
(4)	The increase in other revenues is primarily due to less interest income being paid to ICE Clear Europe clearing members during the current period as a result of fluctuations in the amounts and types of margin collateral made by the clearing members to ICE Clear Europe and an increase in cotton certification fees associated with our increased cotton volume during the current period. Interest paid to the clearing members for margin deposits at ICE Clear Europe are recorded as a reduction to other revenues.
(5)	Includes compensation and benefits expenses and professional services expenses.
(6)	The financial results for the six months ended June 30, 2009 include $4.1 million in employee termination costs, asset write offs and costs to vacate office space in New York City.
(7)	The financial results for the six months ended June 30, 2010 include a loss on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE of $14.3 million, or $10.3 million net of taxes.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $82.0 million and $51.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged, assuming that the same volume had been generated without the rebate program.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In thousands)			(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	50,674	35,147	44%	26,223	16,859	56%
ICE WTI Crude futures	26,897	21,954	23	15,350	10,430	47
ICE Gas Oil futures	25,356	16,716	52	12,364	8,556	45
Sugar futures and options	19,633	17,426	13	8,956	10,472	(14)
Cotton futures and options	3,781	2,734	38	1,964	1,499	31
Russell Index futures and options	21,032	20,337	3	12,255	10,155	21
Other futures and options	19,001	12,948	47	10,609	6,724	58

Total	166,374	127,262	31%	87,721	64,695	36%

The following table presents our quarter-end open interest for our futures contracts. Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients.

	As of June 30,		Change
	2010	2009
	(In thousands)
Open interest – futures and option contracts:
ICE Brent Crude futures	747	689	8%
ICE WTI Crude futures	483	477	1
ICE Gas Oil futures	630	501	26
Sugar futures and options	1,134	1,557	(27)
Cotton futures and options	309	256	21
Coffee futures and options	387	238	63
Cocoa futures and options	158	143	11
Russell index futures and options	415	385	8
Other futures and options	1,560	1,188	31

Total	5,823	5,434	7%

Our Global OTC Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Six Months Ended June 30,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(1)	$109,541	34%	$88,502	32%
North American power(1)	49,397	15	41,346	15
Credit default swaps(2)	85,746	27	82,517	30
Global oil and other(3)	14,820	5	7,258	2
Electronic trade confirmation	4,027	1	3,108	1
Intersegment fees	33,549	10	24,592	9
Market data fees	23,394	7	23,960	9
Other	4,698	1	4,611	2

Total revenues	325,172	100	275,894	100

Operating expenses:
Selling, general and administrative expenses(4)	142,267	44	134,296	49
Intersegment expenses	22,971	7	16,935	6
Depreciation and amortization	39,745	12	37,270	13

Total operating expenses	204,983	63	188,501	68

Operating income	120,189	37	87,393	32
Other expense, net(5)	12,592	4	17,932	7
Income tax expense	41,494	13	25,789	9

Net income	$66,103	20%	$43,672	16%

(1)	Revenues in our North American natural gas and power markets increased due to several factors, including increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets stabilized.
(2)	CDS revenues increased primarily due to higher CDS clearing fee revenues of $27.3 million during the six months ended June 30, 2010 compared to $7.6 million during the six months ended June 30, 2009 following the formation and launch of North American CDS clearing at ICE Trust in March 2009 and the launch of European CDS clearing at ICE Clear Europe in July 2009. This increase was partially offset by a $16.5 million reduction in CDS trading fee revenues at Creditex primarily due to regulatory uncertainty, reduced market liquidity and reduced demand for portfolio hedging combined with fewer credit default events.
(3)	The increase in global oil and other revenues is primarily due to increased trading volumes in our global oil markets, which increased to 32.2 million contracts from 8.4 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009 and into 2010.

(4)	Includes compensation and benefits expenses, professional services expenses and acquisition-related transaction costs.
(5)	Other expense decreased $5.3 million from the prior period primarily due to an impairment loss on the NCDEX cost method investment of $9.3 million, or $11.0 million net of taxes, recognized during the six months ended June 30, 2009, partially offset by an increase in interest expense during the current period compared to the prior period primarily due to an increase in our outstanding debt and an increase in the interest rates between periods.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $23.4 million and $10.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the period. Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume.

Through ICE Trust, we began clearing North American CDS index contracts in March 2009 and certain North American single-name CDS contracts in December 2009. Through ICE Clear Europe, we began clearing European CDS index contracts in July 2009 and certain European single-name CDS contracts in December 2009. We launched our North American buy-side solution for CDS clearing in December 2009 through ICE Trust and we are currently working closely with European CDS market participants toward the launch of our European buy-side solution, as well as clearing for single name and sovereign CDS contracts. During the six months ended June 30, 2010 and 2009, ICE Trust cleared $2.9 trillion and $1.3 trillion, respectively, of CDS notional value. During the six months ended June 30, 2010, ICE Clear Europe cleared $2.4 trillion of CDS notional value. In aggregate since launch, we have cleared $9.9 trillion in CDS through June 30, 2010.

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS traded in our OTC markets:

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Total Volume/Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	306,303	226,839	35%	162,391	118,513	37%
North American power (in million megawatt hours)	3,532	2,993	18	1,742	1,574	11
Global oil (in equivalent million barrels of oil)	5,557	1,440	286	3,011	947	218
Credit default swaps (notional value in billions of dollars)	$1,257	$1,427	(12)	$593	$699	(15)

The following table presents the number of contracts traded in our OTC energy markets:

	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(In thousands)			(In thousands)
Number of OTC energy contracts traded:
North American natural gas	122,528	90,740	35%	64,963	47,405	37%
North American power	11,928	5,014	138	5,394	2,633	105
Global oil and other	32,243	8,428	283	17,327	5,628	208

Total	166,699	104,182	60%	87,684	55,666	58%

As of June 30, 2010, open interest of $874.3 billion in notional value of CDS were held at ICE Trust and ICE Clear Europe, compared to $168.5 billion as of June 30, 2009. The following table presents quarter-end open interest for our cleared OTC energy contracts:

	As of June 30,		Change
	2010	2009
	(In thousands)
Open interest – cleared OTC energy contracts:
North American natural gas	11,633	8,708	34%
North American power	9,141	2,022	352
Global oil and other	1,111	337	230

Total	21,885	11,067	98%

Our Market Data Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Six Months Ended June 30,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$30,645	65%	$27,639	62%
Intersegment fees	16,519	35	16,758	38
Other	30	—	11	—

Total revenues	47,194	100	44,408	100

Operating expenses:
Selling, general and administrative expenses(1)	593	1	1,679	4
Intersegment expenses	15,352	33	15,815	35
Depreciation and amortization	79	—	71	—

Total operating expenses	16,024	34	17,565	39

Operating income	31,170	66	26,843	61
Other income, net	583	1	182	—
Income tax expense	11,081	23	8,147	18

Net income	$20,672	44%	$18,878	43%

(1)	Includes compensation and benefits expenses and professional services expenses.

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

Key Statistical Information

The following table presents key transaction volume information, as well as other selected operating information:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except for percentages and rates per contract)
Operating Data:
Our Average Daily Trading and Clearing Revenues:
U.K. futures business average daily exchange and clearing revenues	$1,334	$996	$1,369	$981

U.S. and Canadian futures business average daily exchange and clearing revenues	702	631	691	696

Global credit default swaps OTC business average daily commission and clearing revenues	691	665	683	707

Bilateral OTC energy average daily commission revenues	100	70	102	71
Cleared OTC energy average daily commission and clearing revenues	1,301	1,036	1,327	1,059

Total OTC energy OTC average daily commission and clearing revenues	1,401	1,106	1,429	1,130

Our total average daily exchange, OTC commission and clearing revenues	$4,128	$3,398	$4,172	$3,514

Our Trading Volume (in contracts):
Futures volume	166,374	127,262	87,721	64,695
Futures average daily volume	1,342	1,016	1,392	1,027
OTC energy volume	166,699	104,182	87,684	55,666
OTC energy average daily volume	1,344	840	1,392	884
Energy futures rate per contract	$1.51	$1.59	$1.49	$1.61
Agricultural commodity futures and options rate per contract	$2.16	$2.24	$2.19	$2.16
Financial futures and options rate per contract	$0.80	$0.81	$0.71	$0.84
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	52%	51%	53%	52%
Banks and financial institutions	23%	23%	21%	22%
Liquidity providers	25%	26%	26%	26%
Cleared OTC energy volume compared to total OTC energy volume	97%	96%	97%	96%

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Overview

Consolidated net income attributable to ICE increased $58.6 million, or 41%, to $202.9 million for the six months ended June 30, 2010 from $144.3 million for the comparable period in 2009. Net income from our futures segment increased $37.5 million, or 46%, to $119.3 million for the six months ended June 30, 2010 from $81.7 million for the comparable period in 2009. Net income from our global OTC segment increased $19.2 million, or 44%, to $62.9 million for the six months ended June 30, 2010 from $43.7 million for the comparable period in 2009. Net income from our market data segment increased $1.8 million, or 10%, to $20.7 million for the six months ended June 30, 2010 from $18.9 million for the comparable period in 2009. Consolidated operating income, as a percentage of consolidated revenues, increased to 59% for the six months ended June 30, 2010 from 52% for the comparable period in 2009. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, increased to 35% for the six months ended June 30, 2010 from 30% for the comparable period in 2009.

Consolidated revenues increased $95.8 million, or 20%, to $577.8 million for the six months ended June 30, 2010 from $482.0 million for the comparable period in 2009. As discussed below, this increase is primarily due to an increase in the trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts, the OTC North American natural gas and power contracts and the OTC global oil contracts, as well as an increase in the CDS clearing revenues.

Consolidated operating expenses increased $2.5 million, or 1%, to $235.7 million for the six months ended June 30, 2010 from $233.2 million for the comparable period in 2009. Compensation and benefits expenses increased $6.8 million from the comparable period in 2009 primarily due to a 7% increase in our employee headcount from June 30, 2009 to June 30, 2010 and an increase in our non-cash compensation expenses, partially offset by $2.9 million in employee termination costs incurred during the six months ended June 30, 2009. Acquisition-related transaction costs decreased $4.1 million from the comparable period in 2009 primarily due to the $6.1 million in transaction costs incurred related to our acquisition of TCC during the comparable period in 2009.

Selling, general and administrative expenses decreased $2.0 million from the comparable period in 2009 primarily due to $2.3 million in costs incurred to vacate office space in New York City during the six months ended June 30, 2009. Depreciation and amortization expenses increased $1.2 million from the comparable period in 2009 primarily due to depreciation expenses recorded on fixed asset additions.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $89.5 million, or 21%, to $515.9 million for the six months ended June 30, 2010 from $426.4 million for the comparable period in 2009. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 89% for the six months ended June 30, 2010 from 88% for the comparable period in 2009.

Transaction and clearing fees generated in our futures segment increased $48.7 million, or 24%, to $252.4 million for the six months ended June 30, 2010 from $203.7 million for the comparable period in 2009, while increasing as a percentage of consolidated revenues to 44% for the six months ended June 30, 2010 from 42% for the comparable period in 2009. The increase in transaction and clearing fees was primarily due to the increase in the trading volumes in the ICE Brent Crude and ICE Gas Oil futures contracts. Volume in the Brent crude and gas oil markets increased due to several factors, including relatively higher economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing WTI crude contract which drove more demand for the Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market. Improved credit conditions, and increased production and market liquidity have also caused many traditional hedgers to return to the agricultural markets, particularly our coffee and cotton markets. For the six months ended June 30, 2010, volume in our futures segment was 166.4 million contracts, an increase of 31% from 127.3 million contracts during the comparable period in 2009. Average transaction and clearing fees per trading day increased 25% to $2.0 million per trading day for the six months ended June 30, 2010 from $1.6 million per trading day for the comparable period in 2009.

Transaction and clearing fees generated in our global OTC segment increased $40.8 million, or 18%, to $263.5 million for the six months ended June 30, 2010 from $222.7 million for the comparable period in 2009 primarily due to an increase in the trading volume of the North American natural gas and power contracts and the global oil contracts, as well as an increase in the CDS clearing revenues. Contract volume in our North American natural gas markets increased 35% to 122.5 million contracts traded during the six months ended June 30, 2010 from 90.7 million contracts traded during the comparable period in 2009 and contract volume in our North American power markets increased 138% to 11.9 million contracts from 5.0 million contracts traded during the comparable period in 2009. Volume in our North American natural gas and power markets increased due to several factors, including increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets recovered. Volume in our global oil markets increased to 32.2 million contracts during the six months ended June 30, 2010 from 8.4 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009 and 2010 following the launch of ICE Clear Europe in November 2008. CDS clearing revenues increased from $7.6 million during the six months ended June 30, 2009 to $27.3 million during the six months ended June 30, 2010, following the formation and launch of North American CDS clearing at ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009. CDS execution revenues at Creditex decreased from $74.9 million during the six months ended June 30, 2009 to $58.4 million during the six months ended June 30, 2010 primarily due to regulatory uncertainty, reduced market liquidity and reduced demand for portfolio hedging combined with fewer credit default events. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, was 46% for both the six months ended June 30, 2010 and 2009. Average transaction and clearing fees per trading day increased 18% to $2.1 million per trading day for the six months ended June 30, 2010 from $1.8 million per trading day for the comparable period in 2009.

Market Data Fees

Consolidated market data fees increased $2.4 million, or 5%, to $54.0 million for the six months ended June 30, 2010 from $51.6 million for the comparable period in 2009. During the six months ended June 30, 2010 and 2009, we recognized $25.0 million and $25.1 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the six months ended June 30, 2010 and 2009, we recognized $23.6 million and $21.6 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 9% for the six months ended June 30, 2010 from 11% for the comparable period in 2009.

Other Revenues

Consolidated other revenues increased $3.9 million, or 98%, to $7.8 million for the six months ended June 30, 2010 from $3.9 million for the comparable period in 2009. The increase in other revenues is primarily due to less interest income being paid to ICE Clear Europe clearing members during the current period and an increase in cotton certification fees associated with our increased cotton volume during the current period. Interest paid to the clearing members for margin deposits at ICE Clear Europe are recorded as a reduction to other revenues. For the six months ended June 30, 2010, less interest income was paid to the clearing members, as compared to the same period in 2009, primarily due to fluctuations in the amounts and types of margin collateral made by the clearing members to ICE Clear Europe. Consolidated other revenues, as a percentage of consolidated revenues, was 1% for both the six months ended June 30, 2010 and 2009.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $6.8 million, or 6%, to $117.1 million for the six months ended June 30, 2010 from $110.3 million for the comparable period in 2009. This increase was primarily due to an increase in employee headcount, a $4.5 million increase in non-cash compensation expenses and an increase in our bonus accruals that is tied to our financial performance, partially offset by $2.9 million in employee termination costs recognized during the same period in 2009. Our employee headcount increased from 806 employees as of June 30, 2009 to 866 employees as of June 30, 2010, an increase of 7%, primarily due to the hiring of additional clearing, technology and compliance employees. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $26.3 million and $21.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase was primarily due to a greater number of employees receiving non-cash awards, the probable achievement of above-target performance on the performance-based restricted stock that was granted in December 2009 and due to true-up accruals relating to our estimate of the forfeiture rates on the non-cash awards. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 20% for the six months ended June 30, 2010 from 23% for the comparable period in 2009.

Professional Services

Consolidated professional services expenses increased $537,000, or 3%, to $16.6 million for the six months ended June 30, 2010 from $16.0 million for the comparable period in 2009. We incurred $5.7 million in professional services expenses during the six months ended June 30, 2010 relating to the continued development of CDS clearing at ICE Trust and ICE Clear Europe, compared to $6.0 million in professional services expenses incurred during the same period in 2009 relating to the establishment of ICE Trust. Consolidated professional services expenses, as a percentage of consolidated revenues, was 3% for both the six months ended June 30, 2010 and 2009.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $2.0 million for the six months ended June 30, 2010 compared to $6.1 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we incurred legal and accounting fee transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth, including our acquisition of CLE that closed on July 8, 2010. During the six months ended June 30, 2009, these transaction costs related to our acquisition of TCC. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, was negligible for the six months ended June 30, 2010 and 1% for the six months ended June 30, 2009.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $2.0 million, or 4%, to $43.8 million for the six months ended June 30, 2010 from $45.8 million for the comparable period in 2009. This decrease was primarily due to $2.4 million in costs incurred to vacate office space in New York City during the six months ended June 30, 2009, partially offset by increases in technology hosting expenses compared to the prior period that resulted from the growth of our trade execution and clearing businesses. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 8% for the six months ended June 30, 2010 from 10% for the comparable period in 2009.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $1.2 million, or 2%, to $56.1 million for the six months ended June 30, 2010 from $54.9 million for the comparable period in 2009. This increase was primarily due to depreciation expenses recorded on fixed asset additions incurred during 2009 and during the six months ended June 30, 2010. We recorded depreciation expenses on our fixed assets of $24.7 million and $22.2 million for the six months ended June 30, 2010 and 2009, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 10% for the six months ended June 30, 2010 from 11% for the comparable period in 2009.

Other Income (Expense)

Consolidated other expense increased from $21.9 million for the six months ended June 30, 2009 to $29.6 million for the six months ended June 30, 2010. This increase primarily related to a $14.3 million loss incurred during the six months ended June 30, 2010 on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE and an increase in interest expense from $12.2 million for the six months ended June 30, 2009 to $14.6 million for the six months ended June 30, 2010. These increases were partially offset by a $9.3 million impairment loss on our investment in NCDEX that was recorded during the six months ended June 30, 2009. Interest expense increased primarily due to an increase in the weighted average interest rates on the outstanding term loans from 3.08% for the six months ended June 30, 2009 to 4.34% for the six months ended June 30, 2010, primarily due to the impact of the interest rate hedges, and a $553,000 increase in the amortization of the debt issuance costs in connection with the new credit facilities, partially offset by a reduction in the outstanding principal amounts of the term loans during the current period due to scheduled repayments over the last year.

Income Taxes

Consolidated income tax expense increased $23.9 million to $106.5 million for the six months ended June 30, 2010 from $82.6 million for the comparable period in 2009, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 34% for the six months ended June 30, 2010 from 36% for the comparable period in 2009, primarily due to the tax impact of an impairment loss related to our investment in NCDEX during the six months ended June 30, 2009. The tax impact of the NCDEX impairment loss was additional tax expense of $1.8 million due to the recording of a valuation allowance, related to the deferred tax benefit recorded during 2008, which was in excess of the tax benefit recorded in the six months ended June 30, 2009.

Net Income Attributable to Noncontrolling Interest

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 48.5% net profit sharing interest, and our QW Holdings subsidiary in which we own 50.1%. Net income attributable to noncontrolling interest was $3.2 million for the six months ended June 30, 2010. There was no net income attributable to noncontrolling interest for the six months ended June 30, 2009 as the amount attributable to our CDS clearing subsidiaries and QW Holdings was not material for separate disclosure.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Overview

Consolidated net income attributable to ICE increased $29.6 million, or 41%, to $101.7 million for the three months ended June 30, 2010 from $72.1 million for the comparable period in 2009. Net income from our futures segment increased $15.3 million, or 39%, to $54.1 million for the three months ended June 30, 2010 from $38.8 million for the comparable period in 2009. Net income from our global OTC segment increased $14.5 million, or 62%, to $37.8 million for the three months ended June 30, 2010 from $23.4 million for the comparable period in 2009. Net income from our market data segment decreased $130,000, or 1%, to $9.8 million for the three months ended June 30, 2010 from $9.9 million for the comparable period in 2009. Consolidated operating income, as a percentage of consolidated revenues, increased to 60% for the three months ended June 30, 2010 from 54% for the comparable period in 2009. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, increased to 34% for the three months ended June 30, 2010 from 29% for the comparable period in 2009.

Consolidated revenues increased $45.7 million, or 18%, to $296.2 million for the three months ended June 30, 2010 from $250.4 million for the comparable period in 2009. As discussed below, this increase is primarily due to an increase in the trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts, the OTC North American natural gas and power contracts and the OTC global oil contracts, as well as an increase in the CDS clearing revenues.

Consolidated operating expenses increased $2.4 million, or 2%, to $117.9 million for the three months ended June 30, 2010 from $115.5 million for the comparable period in 2009. Compensation and benefits expenses increased $3.3 million from the comparable period in 2009 primarily due to a 7% increase in our employee headcount from June 30, 2009 to June 30, 2010 and an increase in our non-cash compensation expenses.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $41.9 million, or 19%, to $264.9 million for the three months ended June 30, 2010 from $223.0 million for the comparable period in 2009. Transaction and clearing fees, as a percentage of consolidated revenues, were 89% for both the three months ended June 30, 2010 and 2009.

Transaction and clearing fees generated in our futures segment increased $24.2 million, or 23%, to $129.8 million for the three months ended June 30, 2010 from $105.6 million for the comparable period in 2009, while increasing as a percentage of consolidated revenues to 44% for the three months ended June 30, 2010 from 42% for the comparable period in 2009. The increase in transaction and clearing fees was primarily due to the increase in the trading volumes in the ICE Brent Crude and ICE Gas Oil futures contracts. Volume in the Brent crude and gas oil markets increased due to several factors, including relatively higher economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing WTI crude contract which drove more demand for the Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market. Improved credit conditions, and increased production and market liquidity have also caused many traditional hedgers to return to the agricultural markets, particularly the cotton futures and options market. For the three months ended June 30, 2010, volume in our futures segment was 87.7 million contracts, an increase of 36% from 64.7 million contracts during the comparable period in 2009. Average transaction and clearing fees per trading day increased 23% to $2.1 million per trading day for the three months ended June 30, 2010 from $1.7 million per trading day for the comparable period in 2009.

Transaction and clearing fees generated in our global OTC segment increased $17.7 million, or 15%, to $135.1 million for the three months ended June 30, 2010 from $117.3 million for the comparable period in 2009 primarily due to an increase in the trading volume of the North American natural gas and power contracts and the global oil contracts, as well as an increase in the CDS clearing revenues. Contract volume in our North American natural gas markets increased 37% to 65.0 million contracts traded during the three months ended June 30, 2010 from 47.4 million contracts traded during the comparable period in 2009 and contract volume in our North American power markets increased 105% to 5.4 million contracts from 2.6 million contracts traded during the comparable period in 2009. Volume in our North American natural gas and power markets increased due to several factors, including increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets stabilized. Volume in our global oil markets increased to 6.3 million contracts during the three months ended June 30, 2010 from 3.5 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009 and 2010 following the launch of ICE Clear Europe in November 2008. CDS clearing revenues increased from $6.0 million during the three months ended June 30, 2009 to $15.8 million during the three months ended June 30, 2010, following the formation and launch of North American CDS clearing at ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009. CDS execution revenues at Creditex decreased from $38.5 million during the three months ended June 30, 2009 to $27.2 million during the three months ended June 30, 2010 primarily due to regulatory uncertainty, reduced market liquidity and reduced demand for portfolio hedging combined with fewer credit default events. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, decreased to 46% for the three months ended June 30, 2010 from 47% for the comparable period in 2009. Average transaction and clearing fees per trading day increased 14% to $2.1 million per trading day for the three months ended June 30, 2010 from $1.8 million per trading day for the comparable period in 2009.

Market Data Fees

Consolidated market data fees increased $1.7 million, or 7%, to $27.2 million for the three months ended June 30, 2010 from $25.5 million for the comparable period in 2009. During the three months ended June 30, 2010 and 2009, we recognized $12.4 million and $12.5 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the three months ended June 30, 2010 and 2009, we recognized $12.0 million and $10.6 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 9% for the three months ended June 30, 2010 from 10% for the comparable period in 2009.

Other Revenues

Consolidated other revenues increased $2.1 million, or 108%, to $4.1 million for the three months ended June 30, 2010 from $2.0 million for the comparable period in 2009. The increase in other revenues is primarily due to less interest income being paid to ICE Clear Europe clearing members during the current period and an increase in cotton certification fees associated with our increased cotton volume during the current period. Interest paid to the clearing members for margin deposits at ICE Clear Europe are recorded as a reduction to other revenues. For the six months ended June 30, 2010, less interest income was paid to the clearing members, as compared to the same period in 2009, primarily due to fluctuations in the amounts and types of margin collateral made by the clearing members to ICE Clear Europe. Consolidated other revenues, as a percentage of consolidated revenues, was 1% for both the three months ended June 30, 2010 and 2009.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $3.3 million, or 6%, to $58.9 million for the three months ended June 30, 2010 from $55.6 million for the comparable period in 2009. This increase was primarily due to an increase in employee headcount, a $2.4 million increase in non-cash compensation expenses and an increase in our bonus accrual that is tied to our financial performance. Our employee headcount increased from 806 employees as of June 30, 2009 to 866 employees as of June 30, 2010, an increase of 7%, primarily due to the hiring of additional clearing, technology and compliance employees. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $14.4 million and $12.0 million for the three months ended June 30, 2010 and 2009, respectively. The increase was primarily due to a greater number of employees receiving non-cash awards, the probable achievement of above-target performance on the performance-based restricted stock that was granted in December 2009 and due to true-up accruals relating to our estimate of the forfeiture rates on the non-cash awards. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 20% for the three months ended June 30, 2010 from 22% for the comparable period in 2009.

Professional Services

Consolidated professional services expenses decreased $782,000, or 9%, to $8.0 million for the three months ended June 30, 2010 from $8.8 million for the comparable period in 2009. This decrease was primarily due to $2.6 million in professional services expenses incurred during the three months ended June 30, 2010 relating to the continued development of CDS clearing at ICE Trust and ICE Clear Europe, compared to $4.1 million in professional services expenses incurred during the same period in 2009 relating to the establishment of ICE Trust. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3% for the three months ended June 30, 2010 from 4% for the comparable period in 2009.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $1.5 million for the three months ended June 30, 2010 compared to $529,000 for the three months ended June 30, 2009. During the three months ended June 30, 2010, we incurred legal and accounting fee transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth, including our acquisition of CLE that closed on July 8, 2010. During the three months ended June 30, 2009, these transactions costs related to our acquisition of TCC. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, were negligible for both the three months ended June 30, 2010 and 2009.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $1.4 million, or 6%, to $21.5 million for the three months ended June 30, 2010 from $22.9 million for the comparable period in 2009. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 7% for the three months ended June 30, 2010 from 9% for the comparable period in 2009.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $335,000, or 1%, to $27.9 million for the three months ended June 30, 2010 from $27.6 million for the comparable period in 2009. This increase was primarily due to depreciation expenses recorded on fixed asset additions incurred during the twelve months ended June 30, 2010. We recorded depreciation expenses on our fixed assets of $12.4 million and $11.0 million for the three months ended June 30, 2010 and 2009, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 9% for the three months ended June 30, 2010 from 11% for the comparable period in 2009.

Other Income (Expense)

Consolidated other expense increased from $17.1 million for the three months ended June 30, 2009 to $22.5 million for the three months ended June 30, 2010. This increase primarily related to a $14.3 million loss on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE that was incurred during the three months ended June 30, 2010. This increase was partially offset by a $9.3 million impairment loss on our investment in NCDEX that was recorded during the three months ended June 30, 2009.

Income Taxes

Consolidated income tax expense increased $7.5 million to $53.3 million for the three months ended June 30, 2010 from $45.8 million for the comparable period in 2009, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 34% for the three months ended June 30, 2010 from 39% for the comparable period in 2009, primarily due to the tax impact of an impairment loss related to our investment in NCDEX during the three months ended June 30, 2009. The tax impact of the NCDEX impairment loss was additional tax expense of $1.8 million due to the recording of a valuation allowance, related to the deferred tax benefit recorded during 2008, which was in excess of the tax benefit recorded in the three months ended June 30, 2009.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest was $839,000 for the three months ended June 30, 2010. There was no net income attributable to noncontrolling interest for the three months ended June 30, 2009 as the amount attributable to our CDS clearing subsidiaries and QW Holdings was not material for separate disclosure.

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

	Three Months Ended,
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures	$37,998	$35,144	$28,813	$28,265	$25,717
ICE WTI Crude futures	14,014	11,530	12,524	12,654	11,251
ICE Gas Oil futures	18,540	20,060	15,047	14,657	13,213
Sugar futures and options	18,258	21,341	13,594	19,581	22,974
Cotton futures and options	5,058	4,394	3,882	2,312	3,763
Russell Index futures and options	8,623	7,834	7,508	8,141	8,043
Other futures products and options	27,281	22,316	21,009	18,232	20,648
OTC:
North American natural gas	58,110	51,431	49,706	48,602	44,551
North American power	24,353	25,044	28,326	25,605	21,760
Credit default swaps	43,024	42,722	39,408	43,220	44,548
Global oil and other	7,553	7,267	7,575	5,896	4,853
Electronic trade confirmation services	2,048	1,979	1,780	1,703	1,634
Market data fees	27,186	26,853	25,194	24,891	25,485
Other	4,109	3,705	2,188	2,505	1,977

Total revenues	296,155	281,620	256,554	256,264	250,417

Operating expenses:
Compensation and benefits(1)	58,870	58,240	69,446	55,928	55,597
Professional services	8,029	8,549	9,649	9,866	8,813
Acquisition-related transaction costs	1,498	545	—	—	529
Selling, general and administrative	21,549	22,257	24,982	22,613	22,938
Depreciation and amortization	27,914	28,214	28,607	27,868	27,579

	Three Months Ended,
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Total operating expenses	117,860	117,805	132,684	116,275	115,456

Operating income	178,295	163,815	123,870	139,989	134,961
Other income (expense), net(2)	(22,479)	(7,080)	5,531	(2,583)	(17,139)
Income tax expense	53,289	53,217	46,409	50,524	45,764

Net income	$102,527	$103,518	$82,992	$86,882	$72,058

Net (income) loss attributable to noncontrolling interest	(839)	(2,355)	1,262	572	—

Net income attributable to ICE	$101,688	$101,163	$84,254	$87,454	$72,058

(1)	The financial results for the three months ended December 31, 2009 include $3.9 million in employee termination costs and other increases in compensation and benefits expenses based on our performance during the fourth quarter of 2009. Our performance during the historically seasonally weak fourth quarter of 2009 was much stronger than anticipated, resulting in increased bonus accruals and non-cash compensation expenses to reflect a true-up for our outperformance in 2009 versus our financial targets.
(2)	The financial results for the three months ended June 30, 2010 include a loss of $14.3 million on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE. The financial results for the three months ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various cost method investments. The financial results for the three months ended June 30, 2009 include an impairment loss on our investment in NCDEX of $9.3 million.

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

We had consolidated cash and cash equivalents of $307.1 million and $552.5 million as of June 30, 2010 and December 31, 2009, respectively. We had $27.5 million and $25.5 million in short-term and long-term investments as of June 30, 2010 and December 31, 2009, respectively, and $834.7 million and $205.8 million in short-term and long-term restricted cash as of June 30, 2010 and December 31, 2009, respectively. The increase in the restricted cash balance as of June 30, 2010 was primarily due to the CLE acquisition described above. During the second quarter of 2010 and prior to the closing of the acquisition on July 8, 2010, we were required by U.K. law to put $632.1 million into escrow accounts relating to the CLE acquisition and this cash was reflected as restricted cash as of June 30, 2010. The $34.9 million in excess cash in the escrow accounts over the acquisition amount was reclassified to cash and cash equivalents after the closing of the acquisition on July 8, 2010.

We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities of less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

In February 2010, our board of directors authorized us to repurchase up to $300.0 million in our common stock. To date, we have not made any repurchases under the current authorization. We expect to fund any share repurchases with a combination of cash on hand, future cash flows and borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$259,319	$183,139
Investing activities	(673,774)	(131,692)
Financing activities	169,986	(34,026)
Effect of exchange rate changes	(888)	(484)

Net (decrease) increase in cash and cash equivalents	$(245,357)	$16,937

Operating Activities

Consolidated net cash provided by operating activities was $259.3 million and $183.1 million for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $76.2 million increase in net cash provided by operating activities for the six months ended June 30, 2010 from the comparable period in 2009 is primarily due to the $37.5 million increase in the futures segment’s net income for the six months ended June 30, 2010 from the comparable period in 2009 and the $19.2 million increase in the global OTC segment’s net income for the six months ended June 30, 2010 from the comparable period in 2009.

Investing Activities

Consolidated net cash used in investing activities was $673.8 million and $131.7 million for the six months ended June 30, 2010 and 2009, respectively. Consolidated net cash used in investing activities for the six months ended June 30, 2010 and 2009 primarily relates to changes in the restricted cash balances, cash paid for acquisitions, sales and purchases of available-for-sale investments, cash paid for a foreign currency option hedge, capital expenditures in each period for software, including internally developed software, and for computer and network equipment. We had net increases in restricted cash of $634.4 million and $55.5 million for the six months ended June 30, 2010 and 2009, respectively, with the 2010 increase primarily relating to the restricted cash for the CLE acquisition and the 2009 increase primarily relating to the acquisition of TCC and the formation of ICE Trust and their associated regulatory requirements. We paid out cash for acquisitions, net of cash acquired, of $39.4 million for the six months ended June 30, 2009. We had a net increase in investments classified as available-for-sale of $22.3 million for the six months ended June 30, 2009 primarily due to our acquisition of 4.8% of the common stock of CLE for $24.1 million in cash in June 2009. We purchased a foreign currency option hedge relating to our acquisition of CLE of $15.1 million during the six months ended June 30, 2010. We incurred capitalized software development costs of $12.2 million and $9.3 million for the six months ended June 30, 2010 and 2009, respectively, and we had additional capital expenditures of $12.1 million and $9.1 million for the six months ended June 30, 2010 and 2009, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses.

Financing Activities

Consolidated net cash provided by (used in) financing activities was $170.0 million and ($34.0 million) for the six months ended June 30, 2010 and 2009, respectively. Consolidated net cash provided by financing activities for the six months ended June 30, 2010 primarily relates to $220.0 million in proceeds from the credit facilities and $9.8 million in proceeds from the exercise of common stock options, partially offset by $48.0 million in repayments under the credit facilities, $7.5 million in debt issuance costs for the new revolving credit facilities and $8.0 million in cash payments related to treasury shares received for restricted stock and stock option tax payments. Consolidated net cash used in financing activities for the six months ended June 30, 2009 primarily related to $31.9 million in repayments under the credit facilities and $10.3 million in debt issuance costs for the credit facilities.

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

In connection with entering into the New Revolving Credit Facilities, on March 31, 2010, we terminated our then existing revolving credit facilities that provided for a $300.0 million 364-day senior unsecured revolving credit facility, which was scheduled to expire on April 9, 2010, and a $100.0 million senior unsecured revolving credit facility, which was scheduled to expire on April 9, 2012. Two term loan facilities, under which $259.5 million in aggregate is outstanding as of June 30, 2010, are still outstanding.

On April 29, 2010, we borrowed $220.0 million under the New Revolving Credit Facilities, including $174.0 million under the dollar credit facility and $46.0 million under the multicurrency credit facility. These borrowing were used for part of our $597.2 million cash acquisition of the CLE on July 8, 2010. As of June 30, 2010, we have LIBOR-rate loans with a stated interest rate of 2.03% per annum, including the applicable margin rate, related to the $220.0 million borrowed under the New Revolving Credit Facilities.

Of the amounts available under the New Revolving Credit Facilities, (i) up to $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) up to $3.0 million of such amounts has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada. The remaining balance may be used by us for working capital and general corporate purposes.

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

We have entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to the $259.5 million in outstanding debt under our two term loan facilities as of June 30, 2010, which are effective through the maturity dates of our term loan facilities.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $25 million and $30 million for the year ended December 31, 2010, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We are obligated to contribute $100.0 million in the aggregate to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period and have already contributed $10.0 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of June 30, 2010. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $80.0 million, and if such profits are not sufficient to fund the remaining $80.0 million obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2011. We expect our capitalized software development costs to remain relatively consistent with our 2009 capitalized software development costs.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Trust, ICE Clear U.S. and ICE Clear Canada and the $220.0 million borrowed in April 2010, we currently have $202.0 million under the New Revolving Credit Facilities available for general corporate purposes. The New Revolving Credit Facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to raise the necessary funds. We are currently in discussions with our bank group to convert the $220.0 million that is currently outstanding under the revolving credit facilities into a term loan, which would then provide us with an additional $220.0 million of liquidity. This would increase the amount available to us under the New Revolving Credit Facilities after deducting the amounts dedicated to our clearing houses back up to $422.0 million. We expect this conversion to a term loan to be completed during the third quarter of 2010. However, we cannot provide assurance that such financing, including financing for the $220.0 million term loan, will be available or that the terms of such financing will be favorable to us, particularly given prevailing economic conditions and uncertainty in the credit markets.

Contractual Obligations and Commercial Commitments

As discussed above, we entered into the New Revolving Credit Facilities during the six months ended June 30, 2010 and $220.0 million has been borrowed as of June 30, 2010. During the six months ended June 30, 2010, there were no other significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009, or our 2009 Form 10-K.

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

Critical Accounting Policies and Estimates

In the second quarter of 2010, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of June 30, 2010 and December 31, 2009, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $1.2 billion and $783.8 million, respectively, of which $104.2 million and $80.4 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $1.0 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of June 30, 2010, we had $479.5 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $4.8 million, assuming no change in the volume or composition of our outstanding indebtedness. The interest rates on our outstanding debt are currently reset on a monthly basis. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to portions of our outstanding debt, which are effective through the maturity dates of our term loan facilities. These contracts fix the interest rate at 4.26% on the $112.5 million term loan facility that is outstanding as of June 30, 2010, and at 4.36% on the $147.0 million term loan facility that is outstanding as of June 30, 2010.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through Creditex and ICE Clear Europe, all sales through ICE Futures Canada and a small number of futures contracts at ICE Futures Europe. We may experience gains or losses from foreign currency transactions in the future given that there are still net assets or net liabilities and revenues and expenses of our U.S., U.K. and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. Of our consolidated revenues, 8% and 13% were denominated in pounds sterling, euros or Canadian dollars for the six months ended June 30, 2010 and 2009, respectively. Of our consolidated operating expenses, 22% and 28% were denominated in pounds sterling or Canadian dollars for the six months ended June 30, 2010 and 2009, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $3.4 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction losses of $1.7 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively, and foreign currency transaction losses of $986,000 and $2.0 million for the three months ended June 30, 2010 and 2009, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. The average exchange rate of the pound sterling to the U.S. dollar increased from 1.4937 for the six months ended June 30, 2009 to 1.5262 for the six months ended June 30, 2010. The average exchange rate of the euro to the U.S. dollar decreased from 1.3340 for the six months ended June 30, 2009 to 1.3285 for the six months ended June 30, 2010.

We entered into foreign currency hedging transactions during the three months ended June 30, 2010 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had foreign currency losses of $1.6 million offset by foreign currency gains on hedges of $1.0 million, for hedge effectiveness of 66%.

We have foreign currency translation risk equal to our net investment in certain Canadian and U.K. subsidiaries. The revenues, expenses and financial results of these Canadian and U.K. subsidiaries are denominated in Canadian dollars or pounds sterling, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of June 30, 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $28.4 million. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 0.9559 as of December 31, 2009 to 0.9429 as of June 30, 2010. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar decreased from 1.6167 as of December 31, 2009 to 1.5011 as of June 30, 2010. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.4332 as of December 31, 2009 to 1.2271 as of June 30, 2010.

We entered into a foreign currency option hedge on May 3, 2010 related to the cash consideration to be paid to acquire CLE, in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and it was required to be paid in pounds sterling. The foreign currency hedge included an upfront $15.1 million option premium and the fair value of the option as of June 30, 2010 was $802,000, resulting in a loss of $14.3 million recorded through other expense in the consolidated statements of income for the six months and three months ended June 30, 2010.

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

In the second quarter of 2010, there were no significant changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

10.1	—	Credit Agreement dated as of March 31, 2010 among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for senior unsecured revolving credit facilities in the aggregate principal amount of $725.0 million (this exhibit is being re-filed to include the exhibits and schedules to the exhibit, which were omitted from the original filing).*

10.2	—	Amendment and Restatement Agreement, dated as of April 9, 2009, among IntercontinentalExchange, Inc., Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders party thereto (this exhibit is being re-filed to include the exhibits and schedules to the exhibit, which were omitted from the original filing).*

10.3	—	Credit Agreement, dated as of April 9, 2009, among IntercontinentalExchange, Inc., Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders party thereto (this exhibit is being re-filed to include the exhibits and schedules to the exhibit, which were omitted from the original filing).*

10.4	—	Scheme of Arrangement between IntercontinentalExchange, Inc., Climate Exchange plc (“CLE”) and holders of CLE shares under Section 152 of the Isle of Man Companies Act 1931 (as amended).

10.5	—	Amended and Restated Employment Agreement dated May 26, 2010 between IntercontinentalExchange, Inc. and Scott A. Hill (incorporated by reference to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2010, File No. 001-32671).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged in detail.**

*	Confidential treatment has been requested from the SEC for a portion of this exhibit.
**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: August 4, 2010	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)