Form 10-Q
period 2010-09-30
INTERCONTINENTALEXCHANGE INC
filed 2010-11-01
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2010, the number of shares of the registrant’s Common Stock outstanding was 73,150,988 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2010

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$539,198	$552,465
Short-term restricted cash	79,445	81,970
Short-term investments	1,998	2,005
Customer accounts receivable, net of allowance for doubtful accounts of $1,466 and $1,710 at September 30, 2010 and December 31, 2009, respectively	134,507	109,068
Margin deposits and guaranty funds	24,330,932	18,690,238
Income tax receivable	31,925	874
Prepaid expenses and other current assets	34,029	23,231

Total current assets	25,152,034	19,459,851

Property and equipment, net	95,341	91,735

Other noncurrent assets:
Goodwill	1,896,565	1,465,831
Other intangible assets, net	916,072	702,460
Long-term restricted cash	135,219	123,823
Long-term investments	—	23,492
Other noncurrent assets	22,994	17,683

Total other noncurrent assets	2,970,850	2,333,289

Total assets	$28,218,225	$21,884,875

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$74,100	$57,288
Accrued salaries and benefits	38,877	52,185
Current portion of licensing agreement	17,443	15,223
Current portion of long-term debt	242,500	99,000
Income taxes payable	36,866	23,327
Margin deposits and guaranty funds	24,330,932	18,690,238
Other current liabilities	38,927	30,571

Total current liabilities	24,779,645	18,967,832

Noncurrent liabilities:
Noncurrent deferred tax liability, net	236,951	181,102
Long-term debt	391,500	208,500
Noncurrent portion of licensing agreement	64,270	73,441
Other noncurrent liabilities	24,702	20,353

Total noncurrent liabilities	717,423	483,396

Total liabilities	25,497,068	19,451,228

Commitments and contingencies

EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 78,240 and 77,573 shares issued at September 30, 2010 and December 31, 2009, respectively; 73,138 and 73,489 shares outstanding at September 30, 2010 and December 31, 2009, respectively	783	776
Treasury stock, at cost; 5,102 and 4,084 shares at September 30, 2010 and December 31, 2009, respectively	(448,735)	(349,646)
Additional paid-in capital	1,729,940	1,674,919
Retained earnings	1,348,291	1,049,125
Accumulated other comprehensive income	54,340	24,558

Total IntercontinentalExchange, Inc. shareholders’ equity	2,684,619	2,399,732
Noncontrolling interest in consolidated subsidiaries	36,538	33,915

Total equity	2,721,157	2,433,647

Total liabilities and equity	$28,218,225	$21,884,875

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Transaction and clearing fees, net	$772,024	$655,301	$256,102	$228,868
Market data fees	81,567	76,490	27,528	24,891
Other	11,330	6,443	3,516	2,505

Total revenues	864,921	738,234	287,146	256,264

Operating expenses:
Compensation and benefits	179,696	166,231	62,586	55,928
Professional services	24,840	25,908	8,262	9,866
Acquisition-related transaction costs	9,062	6,139	7,019	—
Selling, general and administrative	69,788	68,457	25,982	22,613
Depreciation and amortization	87,867	82,750	31,739	27,868

Total operating expenses	371,253	349,485	135,588	116,275

Operating income	493,668	388,749	151,558	139,989

Other income (expense):
Interest and investment income	1,544	1,252	478	298
Interest expense	(22,123)	(16,534)	(7,511)	(4,374)
Other income (expense), net	(13,297)	(9,163)	2,716	1,493

Total other expense, net	(33,876)	(24,445)	(4,317)	(2,583)

Income before income taxes	459,792	364,304	147,241	137,406
Income tax expense	153,834	133,142	47,328	50,524

Net income	$305,958	$231,162	$99,913	$86,882

Net (income) loss attributable to noncontrolling interest	(6,792)	572	(3,598)	572

Net income attributable to IntercontinentalExchange, Inc.	$299,166	$231,734	$96,315	$87,454

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$4.06	$3.18	$1.31	$1.20

Diluted	$4.01	$3.13	$1.29	$1.18

Weighted average common shares outstanding:
Basic	73,765	72,887	73,659	73,137

Diluted	74,577	73,949	74,443	74,204

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income (Loss) from				Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation	Available- For-Sale Securities		Cash Flow Hedges
	Shares	Value	Shares	Value
Balance, January 1, 2009	76,502	$765	(4,138)	$(355,520)	$1,608,344	$732,752	$22,389		$(49)	$(2,450)	$5,949	$2,012,180
Other comprehensive income (loss)	—	—	—	—	—	—	6,869		(435)	(1,766)	—	4,668
Exercise of common stock options	653	6	—	—	12,698	—	—		—	—	—	12,704
Issuance of shares for acquisitions	50	1	—	—	5,894	—	—		—	—	—	5,895
Change in fair value of redeemable stock put	—	—	—	—	—	385	—		—	—	—	385
Treasury shares received for restricted stock and stock option tax payments	—	—	(157)	(12,220)	—	—	—		—	—	—	(12,220)
Stock-based compensation	—	—	—	—	57,477	—	—		—	—	—	57,477
Issuance of restricted stock	368	4	211	18,094	(18,098)	—	—		—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,604	—	—		—	—	—	8,604
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—		—	—	29,800	29,800
Net loss attributable to noncontrolling interest	—	—	—	—	—	1,834	—		—	—	(1,834)	—
Net income	—	—	—	—	—	314,154	—		—	—	—	314,154

Balance, December 31, 2009	77,573	776	(4,084)	(349,646)	1,674,919	1,049,125	29,258		(484)	(4,216)	33,915	2,433,647
Other comprehensive income (loss)	—	—	—	—	—	—	29,563		484	(265)	—	29,782
Exercise of common stock options	412	4	—	—	10,332	—	—		—	—	—	10,336
Repurchases of common stock	—	—	(938)	(90,395)	—	—	—		—	—	—	(90,395)
Treasury shares received for restricted stock and stock option tax payments	—	—	(81)	(8,714)	—	—	—		—	—	—	(8,714)
Stock-based compensation	—	—	—	—	40,785	—	—		—	—	—	40,785
Issuance of restricted stock	255	3	1	20	337	—	—		—	—	—	360
Tax benefits from stock option plans	—	—	—	—	6,196	—	—		—	—	—	6,196
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—		—	—	(894)	(894)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2,629)	—	—		—	—	(1,871)	(4,500)
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—		—	—	(1,404)	(1,404)
Net income attributable to noncontrolling interest	—	—	—	—	—	(6,792)	—		—	—	6,792	—
Net income	—	—	—	—	—	305,958	—		—	—	—	305,958

Balance, September 30, 2010	78,240	$783	(5,102)	$(448,735)	$1,729,940	$1,348,291	$58,821	$	_—	$(4,481)	$36,538	$2,721,157

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net income	$305,958	$231,162	$99,913	$86,882
Other comprehensive income (loss):
Change in foreign currency translation adjustments, net of tax	29,563	6,148	30,386	3,872
Change in fair value of cash flow hedges, net of tax	484	(1,203)	735	(1,790)
Change in available-for-sale securities, net of tax	(265)	4,486	(1,759)	(1,466)

Comprehensive income	$335,740	$240,593	$129,275	$87,498

Comprehensive (income) loss attributable to noncontrolling interest	(6,792)	572	(3,598)	572

Comprehensive income attributable to IntercontinentalExchange, Inc.	$328,948	$241,165	$125,677	$88,070

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$305,958	$231,162

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,867	82,750
Amortization of debt issuance costs	4,322	3,827
Provision for doubtful accounts	(280)	759
Net realized gains on sales of available-for-sale investments	(1,821)	(7)
Stock-based compensation	38,468	35,724
Loss on foreign currency hedge relating to CLE acquisition	15,080	—
Loss on impairment of NCDEX	—	9,276
Gain on sale of business	—	(719)
Deferred taxes	(19,833)	(12,546)
Excess tax benefits from stock-based compensation	(5,816)	(8,060)
Changes in assets and liabilities:
Customer accounts receivable	(22,193)	(51,453)
Prepaid expenses and other current assets	(7,537)	6,289
Noncurrent assets	2,024	(1,633)
Income taxes payable	(14,131)	10,488
Accounts payable, accrued salaries and benefits, and other liabilities	(3,537)	(2,738)

Total adjustments	72,613	71,957

Net cash provided by operating activities	378,571	303,119

Investing activities
Capital expenditures	(17,424)	(13,809)
Capitalized software development costs	(19,603)	(14,756)
Purchase of foreign currency hedge relating to CLE acquisition	(15,080)	—
Cash paid for acquisitions, net of cash acquired	(552,958)	(39,372)
Proceeds from sales of cost method investments	—	6,953
Proceeds from sale of business	—	1,578
Proceeds from sales of available-for-sale investments	4,000	8,536
Purchases of available-for-sale investments	(3,859)	(28,089)
Increase in restricted cash	(13,626)	(62,482)

Net cash used in investing activities	(618,550)	(141,441)

Financing activities
Proceeds from credit facilities	620,000	200,000
Repayments of credit facilities	(293,500)	(249,375)
Issuance costs for credit facilities	(10,240)	(10,307)
Excess tax benefits from stock-based compensation	5,816	8,060
Repurchases of common stock	(90,395)	—
Payments relating to treasury shares received for restricted stock and stock option tax payments	(8,714)	(8,522)
Proceeds from exercise of common stock options	10,336	9,335
Other financing activities	(7,388)	(1,815)

Net cash provided by (used in) financing activities	225,915	(52,624)

Effect of exchange rate changes on cash and cash equivalents	797	(947)

Net (decrease) increase in cash and cash equivalents	(13,267)	108,107
Cash and cash equivalents, beginning of period	552,465	283,522

Cash and cash equivalents, end of period	$539,198	$391,629

Supplemental cash flow disclosure
Cash paid for income taxes	$186,782	$139,047

Cash paid for interest	$9,290	$10,218

Supplemental noncash investment activities
Common stock issued for acquisitions	$—	$5,895

Equity of subsidiary issued for acquisition	$—	$29,800

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global regulated futures exchanges, clearing houses and over-the-counter (“OTC”) markets for commodities and derivative financial products. The Company owns and operates:

•

ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy and environmental commodity futures and options markets;

•

ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the agricultural commodity, equity index and currency futures and options markets;

•

ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets;

•	An OTC exempt commercial market for energy commodities and derivatives;

•	Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swap (“CDS”) trade execution markets; and

•

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the nine months and three months ended September 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation. As discussed in Note 8, the Company completed its acquisition of Climate Exchange plc (“CLE”) on July 8, 2010 and has included the financial results of CLE in its consolidated financial statements effective from July 8, 2010. The financial results of CLE did not make a material contribution to earnings in the accompanying unaudited consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. Acquisition-related transaction costs of $6.1 million were reclassified from professional services expenses in the accompanying consolidated statements of income for the nine months ended September 30, 2009. Cost method investments of $7.5 million were reclassified to other noncurrent assets in the accompanying consolidated balance sheet as of December 31, 2009. Income tax receivable of $874,000 was reclassified from prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2009.

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

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2010 (in thousands):

Goodwill balance at December 31, 2009	$1,465,831
Acquisitions	423,654
Other activity, net	7,080

Goodwill balance at September 30, 2010	$1,896,565

The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2010 (in thousands):

Other intangible assets balance at December 31, 2009	$702,460
Acquisitions	253,687
Other activity	10,557
Amortization of other intangible assets	(50,632)

Other intangible assets balance at September 30, 2010	$916,072

The goodwill and other intangible assets from the acquisition of CLE (Note 8) have been included in the futures segment for purposes of segment reporting and with the futures reporting units for purposes of future impairment testing as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The Company estimates that none of the goodwill acquired in connection with the acquisition of CLE will be deductible for tax purposes as it was a nontaxable transaction.

The increase in the other activity in the goodwill and other intangible assets balances relates to $31.5 million in foreign currency translation adjustments resulting from some of the goodwill and other intangible assets being held at our U.K. and Canadian subsidiaries, whose functional currencies are other than the U.S. dollar. These increases have been partially offset by $6.8 million in adjustments for excess tax benefits on share based payments and $7.1 million in purchase price adjustments related to previous acquisitions for which the measurement period was still open. The Company did not recognize any impairment losses on goodwill or other intangible assets during the nine months or three months ended September 30, 2010 and 2009.

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

Two existing term loan facilities, under which $234.0 million in aggregate is outstanding as of September 30, 2010, are still outstanding. On April 29, 2010, the Company borrowed $220.0 million under the New Revolving Credit Facilities, including $174.0 million borrowed under the Dollar Facility and $46.0 million borrowed under the Multicurrency Facility. The cash from the borrowings was used together with excess cash on hand for the Company’s acquisition of CLE (Note 8).

On August 26, 2010, the Company entered into a new aggregate $400.0 million three-year senior unsecured term loan facility (the “New Term Loan Facility”), the full amount of which was borrowed on August 26, 2010. Outstanding principal of the loans under the New Term Loan Facility is payable in equal installments of $30.0 million for the first eight quarters following the closing, and equal installments of $40.0 million for the final four quarters of the three-year amortization period. The New Term Loan Facility matures on August 26, 2013. Amounts repaid under the New Term Loan Facility may not be reborrowed.

The proceeds from the $400.0 million borrowed under the New Term Loan Facility were used to repay the $220.0 million that was borrowed on April 29, 2010 under the New Revolving Credit Facilities and the remaining proceeds were used to repurchase the Company’s common stock and to replenish the Company’s cash following the all-cash acquisition of CLE. After repaying the $220.0 million that was outstanding under the New Revolving Credit Facilities, the amount available to borrow under the New Revolving Credit Facilities is $725.0 million.

Loans under the Dollar Facility and U.S. dollar loans under the Multicurrency Facility would bear interest on the principal amount outstanding, at the option of the Company, at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. Loans under the Multicurrency Facility that are not in U.S. dollars would bear interest on the principal amount outstanding at LIBOR plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.50%. The applicable margin rate ranges from 2.00% to 3.00% on the LIBOR loans and from 1.00% to 2.00% for the base rate loans, in each case based on the Company’s total leverage ratio calculated on a trailing twelve-month period.

Loans under the New Term Loan Facility bear interest on the principal amount outstanding, at the option of the Company, at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.50%. The applicable margin rate ranges from 2.00% to 2.75% on the LIBOR loans and from 1.00% to 1.75% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve-month period. As of September 30, 2010, the Company has LIBOR-rate loans with a stated interest rate of 2.76% per annum, including the applicable margin rate, related to the $400.0 million borrowed under the New Term Loan Facility.

The closing of the New Revolving Credit Facilities and the New Term Loan Facility increased the Company’s deferred debt issuance costs to $12.7 million as of September 30, 2010. The debt issuance costs are being amortized over the remaining life of the credit facilities, including $4.3 million and $1.4 million that was amortized during the nine months and three months ended September 30, 2010, respectively. The Company will amortize $1.7 million over the remaining three months in 2010 and $5.9 million, $4.1 million and $956,000 in 2011, 2012 and 2013, respectively.

The New Revolving Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.35% to 0.50% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.35% as of September 30, 2010.

Of the amounts available under the New Revolving Credit Facilities, (i) up to $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) up to $3.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Canada. The remaining $422.0 million available under the New Revolving Credit Facilities may be used by the Company for working capital and general corporate purposes.

With limited exceptions, the Company may prepay any outstanding loans under the New Revolving Credit Facilities, the New Term Loan Facility and the two term loans outstanding, in whole or in part, without premium or penalty. The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The Company has been and is currently in compliance with all applicable covenants.

The Company has entered into interest rate swap contracts to reduce its exposure to interest rate volatility on the original two outstanding term loan facilities, of which $234.0 million is outstanding as of September 30, 2010. The interest rate swaps are effective from December 31, 2009 through the maturity dates of the term loan facilities in 2012. These swaps are designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. Any portion of the hedge that is ineffective is recognized in earnings immediately. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. The amounts received under the variable component of the swaps will fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense will equal the fixed interest component. The fair value of the interest rate swaps as of September 30, 2010 is ($3.3 million), or ($2.0 million) net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the equity section as accumulated other comprehensive loss from cash flow hedges. The Company realized $3.3 million and $1.0 million in additional interest expense as a result of the interest rate swap contracts during the nine months and three months ended September 30, 2010, respectively. The portion of the unrealized loss expected to be reclassified into earnings within the next 12 months is not expected to be significant.

5.	Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $38.5 million and $35.7 million for the nine months ended September 30, 2010 and 2009, respectively, and $12.1 million and $13.9 million for the three months ended September 30, 2010 and 2009, respectively.

The following is a summary of stock options for the nine months ended September 30, 2010:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2009	1,871,028	$47.68
Exercised	(411,642)	25.13
Forfeited or expired	(82,567)	48.50

Outstanding at September 30, 2010	1,376,819	54.37

Details of stock options outstanding as of September 30, 2010 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,375,086	$54.36	5.99	$77,127
Exercisable	1,103,738	$46.90	5.39	$70,937

The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $34.9 million and $38.1 million, respectively, and was $2.2 million and $4.1 million during the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there were $12.2 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years as the stock options vest.

In December 2009, the Company reserved a maximum of 381,110 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2010. These restricted shares are subject to a market condition that may reduce the number of shares that are granted above the target performance level if the 2010 Company total shareholder return falls below that of the S&P 500 Index. These shares vest over a three-year period. The compensation expense to be recognized under these performance-based restricted shares is expected to be $7.8 million if the Threshold Performance Target is met and 76,222 shares vest, $15.6 million if the Target Performance Target is met and 152,444 shares vest, $27.3 million if the Above Target Performance Target is met and 266,777 shares vest, and $38.9 million if the Maximum Performance Target is met and 381,110 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2010 actual performance as compared to the 2010 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement. As of September 30, 2010, the Company determined that it is probable that a performance level between Target and Above Target will be met for 2010. The Company has recorded non-cash compensation expense of $10.0 million and $2.6 million for the nine months and three months ended September 30, 2010, respectively, related to these shares. The remaining $11.9 million in estimated non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period.

The following is a summary of the nonvested restricted shares for the nine months ended September 30, 2010:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2009	1,108,452	$97.96
Granted	218,486	104.45
Vested	(262,915)	96.37
Forfeited	(52,699)	86.09

Nonvested at September 30, 2010	1,011,324	100.40

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of September 30, 2010, there were $47.3 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.0 years as the restricted stock vests. These unrecognized compensation costs assume that a performance level between Target and Above Target, as discussed above, will be met on the performance-based restricted shares granted in December 2009. During the nine months ended September 30, 2010 and 2009, the total fair value of restricted stock vested under all restricted stock plans was $27.8 million and $17.5 million, respectively.

6.	Income Taxes

The Company’s effective tax rate decreased to 33% for the nine months ended September 30, 2010 from 37% for the nine months ended September 30, 2009 and to 32% for the three months ended September 30, 2010 from 37% for the three months ended September 30, 2009. The effective tax rate for the nine months and three months ended September 30, 2010 is lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials and favorable legislative changes and credits, which are partially offset by state taxes and non-deductible expenses. The effective tax rate for the nine months and three months ended September 30, 2009 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rate differentials and tax credits. The effective tax rate for the nine months ended September 30, 2009 is also higher than the federal statutory rate due to the tax impact of the $9.3 million impairment loss related to the Company’s investment in National Commodity and Derivatives Exchange, Ltd. (“NCDEX”) that was recorded during the second quarter of 2009.

We have not recorded U.S. deferred taxes on the undistributed earnings of foreign subsidiaries that are deemed to be indefinitely reinvested in foreign jurisdictions. The undistributed earnings of the Company’s foreign subsidiaries indefinitely reinvested totaled $820.6 million and $614.7 million as of September 30, 2010 and December 31, 2009, respectively. These earnings are not subject to U.S. income tax until they are distributed to the United States.

7.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S., ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada, ICE Trust performs the same function for North American CDS contracts and ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy contracts and cleared European CDS contracts. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Trust and TCC are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses requires all clearing members to maintain on deposit or pledge certain assets, which may include cash, government obligations, money market mutual fund shares, certificates of deposit, letters of credit, or emissions allowances to secure payment of risk-based margin as may become due and such amounts in total are known as original margin. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as variation margin. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases throughout the day. The ICE Clearing Houses may make multiple intraday original margin calls in circumstances where market conditions require they take additional protection.

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash margin deposits, and for ICE Clear U.S., all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash variation margin deposits, belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits, less costs incurred by the ICE Clearing Houses, belongs to the clearing members. Pursuant to agreements, ICE Clear Europe currently pays energy clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements. These additional amounts paid to the energy clearing members are recorded net against other revenues in the accompanying consolidated statements of income.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $29.6 billion as of September 30, 2010, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was $1.2 trillion as of September 30, 2010.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. As of September 30, 2010 and December 31, 2009, the ICE Clearing Houses have received or have been pledged $40.7 billion and $31.3 billion, respectively, in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, the Company has contributed $110.0 million and $21.4 million to the ICE Clear Europe and ICE Trust Guaranty Funds, respectively, as of September 30, 2010.

As of September 30, 2010, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Trust	TCC	Total
Original margin	$538,830	$11,562,934	$21,082	$5,931,636	$22,956	$18,077,438
Variation margin	40,510	—	—	—	1,141	41,651
Guaranty Fund	11,385	2,766,910	9,354	3,403,866	7,128	6,198,643
Performance collateral for delivery	—	3,728	9,472	—	—	13,200

Total	$590,725	$14,333,572	$39,908	$9,335,502	$31,225	$24,330,932

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

ICE Trust currently holds all of its cash deposits in the ICE Trust Federal Reserve account. As of September 30, 2010, this amount totaled $9.3 billion. Of the ICE Clear Europe cash deposits above, $14.1 billion represent funds invested under reverse repurchase agreements with several different counterparty banks, through a third party custodian bank. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations (from the seven largest industrialized nations), and the various counterparties agree to purchase back the instruments on the set repurchase date at the set repurchase price, plus interest. In accordance with the ICE Clear Europe investment policy, maturities of these securities may not exceed one month and at least 50% of the investments must have a maturity of one business day. The remaining cash deposits are held in demand deposit accounts at various financial institutions.

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

As of September 30, 2010, the non-cash assets pledged by the clearing members of ICE Clear U.S., ICE Clear Europe, ICE Clear Canada and TCC were $10.2 billion, $6.0 billion, $42.1 million and $86.7 million, respectively. As of September 30, 2010, there were only cash deposits and no assets were pledged by the clearing members of ICE Trust.

8.	Acquisition of CLE

The Company acquired 100% of CLE on July 8, 2010. CLE is a leader in the development of traded emissions markets globally. CLE operates the European Climate Exchange (“ECX”), the Chicago Climate Exchange (“CCX”) and the Chicago Climate Futures Exchange (“CCFE”). The Company acquired CLE to build on its existing partnership with CLE, provide scale to the nascent, rapidly growing environmental markets, and to diversify the Company’s products, customers and geographic profile.

Under the terms of the acquisition, CLE shareholders received £7.50 (pounds sterling) in cash for each share of CLE, valuing the entire existing issued and to-be issued share capital of CLE at £393.4 million, or $597.2 million, including £17.1 million, or $25.9 million, in CLE shares that were held by the Company at the date of the acquisition and which were classified as long-term investments. The Company owned a 4.8% stake in CLE that it purchased in June 2009 for £6.45 per share, or $24.1 million. The Company recognized a net gain of $1.8 million at the date of the acquisition based upon its existing 4.8% stake in CLE, which was recorded as other income in the accompanying consolidated statements of income for the nine months and three months ended September 30, 2010. This gain includes $3.5 million in realized gains from the change in the CLE share price, partially offset by $1.7 million in foreign currency translation losses which were reclassified from accumulated other comprehensive income and relates to the movement of the pound sterling to the U.S. dollar since the previous acquisition was made in pounds sterling, which is not the functional currency of the Company.

The transaction consideration included $220.0 million that was drawn from the New Revolving Credit Facilities for these purposes (Note 4) and the remainder came from existing cash resources of the Company. During the second quarter of 2010 and prior to the closing of the acquisition on July 8, 2010, the Company was required by U.K. takeover law to put $632.1 million into escrow accounts relating to the CLE acquisition and this cash was reflected as restricted cash in the consolidated balance sheet as of June 30, 2010. The $34.9 million in excess cash in the escrow accounts was reclassified to cash and cash equivalents after the closing of the acquisition of CLE on July 8, 2010.

The Company recorded the acquisition using the acquisition method of accounting and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company has not yet obtained all the information related to the fair value of acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets, income taxes, and certain other tangible assets and liabilities.

Acquisition-related transaction costs were $9.1 million and $7.0 million for the nine months and three months ended September 30, 2010, respectively, primarily related to the CLE acquisition. Acquisition-related transaction costs include investment banking, legal, accounting and valuation fees, and other external costs directly related to the acquisition.

Under purchase accounting, the total purchase price was allocated to CLE’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of July 8, 2010, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The CLE goodwill is primarily reflective of potential future regulation that would likely increase the trading of emissions credits on exchanges, as well as numerous Company specific synergies that the Company expects to realize as a result of the acquisition. The preliminary purchase price allocation is as follows (in thousands):

Current assets	$29,544
Goodwill	414,375
Identifiable intangible assets	250,560
Other noncurrent assets	3,422
Current liabilities	(21,203)
Deferred tax liabilities on identifiable intangible assets	(70,157)
Other long-term liabilities	(9,376)

Total preliminary purchase price allocation	$597,165

In performing the preliminary purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of CLE’s business. The following table sets forth the components of the preliminary identifiable intangible assets associated with the acquisition as of September 30, 2010 (in thousands, except years):

Intangible Asset	Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life
Exchange traded contracts	$227,000	$9,144	$(2,624)	$233,520	20 years
Reacquired technology rights	11,600	445	(1,659)	10,386	2.5 years
Customer relationships	10,200	411	(150)	10,461	17 years
Trade names	1,100	44	(62)	1,082	3 years
Employee non-compete agreements	660	24	(82)	602	2 years

Total	$250,560	$10,068	$(4,577)	$256,051

Exchange traded contracts relate to the core trading product rights and privileges relating to the ECX emissions trading products. Reacquired technology rights represent both internally and externally developed software related to ECX trading operations that had been licensed exclusively to CLE. Customer relationships represent the established and ongoing relationships with ECX’s existing customers. Trade names represent the estimated fair value of the ECX trade names and trademarks. Employee non-compete agreements represent the estimated fair value of agreements with CLE’s management team. The reacquired technology rights intangible asset is being amortized using an accelerated method over its estimated useful life and the other intangible assets are being amortized using the straight-line method over their estimated useful lives.

A portion of the CLE goodwill and other intangible assets have been allocated to the Company’s U.K. subsidiaries. The Company recognized a $10.1 million increase in other intangible assets related to foreign currency translation due to a change in the pound sterling to the U.S. dollar exchange rate during the three months ended September 30, 2010.

The Company entered into a foreign currency hedge on May 3, 2010 related to the cash consideration that was paid to acquire CLE, in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and the purchase price was required to be paid in pounds sterling. The foreign currency hedge was not designated and did not qualify as a hedging instrument. The foreign currency hedge included an upfront $15.1 million option premium and the instrument expired out of the money in July 2010, resulting in a loss of $15.1 million and $802,000 recorded through other expense in the accompanying consolidated statements of income for the nine months and three months ended September 30, 2010, respectively.

9.	Russell Licensing Agreement

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

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and also makes annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of September 30, 2010 and December 31, 2009, the net assets related to the Licensing Agreement are $97.1 million and $116.6 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized over their contractual life. For both the nine months ended September 30, 2010 and 2009, amortization expense related to the Licensing Agreement was $19.4 million, and for both the three months ended September 30, 2010 and 2009, amortization expense was $6.5 million.

The Company currently believes that the projected cash flows from the Russell contracts will be greater than the current carrying value of the intangible assets and no impairment has occurred. The Company will continue to monitor the intangible assets if events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

10.	Fair Value Measurements

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

In general, the Company uses Level 1 and 2 inputs to determine the fair value of investments. The Level 1 investments consist of U.S. Treasury securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The Company determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheet as of September 30, 2010. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheet as of September 30, 2010 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$1,998	$—	$—	$1,998

Liabilities at fair value:
Interest rate swap contracts	$—	$3,338	$—	$3,338

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis during the nine months and three months ended September 30, 2010. The Company measures certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the nine months and three months ended September 30, 2010, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

11.	Segment Reporting

The Company’s principal business segments consist of its global OTC segment, its futures segment and its market data segment. The operations of ICE Futures Europe, ICE Futures U.S., ICE Futures Canada and CLE and the respective clearing of the futures contracts that trade at each of these exchanges, make up the futures segment and the operations of ICE Data make up the market data segment. The remaining companies and operations have been included in the global OTC segment as they primarily support the Company’s OTC business operations, which include energy swaps and credit derivatives markets. Intersegment revenues and transactions attributable to the performance of services are recorded based on transfer pricing standards and independent documentation. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments are as follows:

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Nine Months Ended September 30, 2010:
Revenues from external customers	$438,202	$380,640	$46,079	$864,921
Intersegment revenues	44,540	22,990	24,960	92,490
Depreciation and amortization	55,332	32,416	119	87,867
Interest and investment income	813	603	128	1,544
Interest expense	17,164	4,942	17	22,123
Income tax expense	66,930	72,660	14,244	153,834
Net income attributable to IntercontinentalExchange, Inc.	96,186	170,201	32,779	299,166
Total assets	10,647,855	17,534,146	36,224	28,218,225

Revenues from three clearing members of the futures segment comprised 17%, 12% and 11% of the Company’s futures revenues for the nine months ended September 30, 2010. The primary function of these clearing members is to act as intermediaries representing a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the nine months ended September 30, 2010.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Nine Months Ended September 30, 2009:
Revenues from external customers	$390,786	$306,680	$40,768	$738,234
Intersegment revenues	38,011	22,188	25,022	85,221
Depreciation and amortization	56,796	25,846	108	82,750
Interest and investment income	251	958	43	1,252
Interest expense	10,738	5,796	—	16,534
Income tax expense	53,662	67,043	12,437	133,142
Net income attributable to IntercontinentalExchange, Inc.	62,921	140,674	28,139	231,734

Revenues from three clearing members of the futures segment comprised 18%, 11% and 11% of the Company’s futures revenues for the nine months ended September 30, 2009. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the nine months ended September 30, 2009.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended September 30, 2010:
Revenues from external customers	$146,578	$125,163	$15,405	$287,146
Intersegment revenues	10,991	7,627	8,440	27,058
Depreciation and amortization	15,588	16,111	40	31,739
Interest and investment income	263	209	6	478
Interest expense	5,893	1,601	17	7,511
Income tax expense	25,436	18,729	3,163	47,328
Net income attributable to IntercontinentalExchange, Inc.	33,277	50,930	12,108	96,315

Revenues from three clearing members of the futures segment comprised 16%, 12% and 11% of the Company’s futures revenues for the three months ended September 30, 2010. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the three months ended September 30, 2010.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended September 30, 2009:
Revenues from external customers	$139,483	$103,663	$13,118	$256,264
Intersegment revenues	13,419	7,209	8,264	28,892
Depreciation and amortization	19,526	8,305	37	27,868
Interest and investment income	69	216	13	298
Interest expense	2,643	1,731	—	4,374
Income tax expense	23,337	22,897	4,290	50,524
Net income attributable to IntercontinentalExchange, Inc.	28,112	50,082	9,260	87,454

Revenues from two clearing members of the futures segment comprised 18% and 10% of the Company’s futures revenues for the three months ended September 30, 2009. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the three months ended September 30, 2009.

12.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine months and three months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$299,166	$231,734	$96,315	$87,454

Weighted average common shares outstanding	73,765	72,887	73,659	73,137

Basic earnings per common share	$4.06	$3.18	$1.31	$1.20

Diluted:
Weighted average common shares outstanding	73,765	72,887	73,659	73,137

Effect of dilutive securities:
Stock options and restricted shares	812	1,062	784	1,067

Diluted weighted average common shares outstanding	74,577	73,949	74,443	74,204

Diluted earnings per common share	$4.01	$3.13	$1.29	$1.18

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the nine months ended September 30, 2010 and 2009, 245,000 and 173,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

13.	Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

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

Overview and Our Business Environment

We are a leading operator of regulated global futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate the leading electronic futures and OTC marketplace for trading and clearing a broad array of energy, environmental and agricultural commodities, credit default swaps, or CDS, equity indexes and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both futures and OTC markets, together with post-trade processing and clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based futures exchange operations through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures exchange operations through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures exchange operations through our wholly-owned subsidiary, ICE Futures Canada. We operate our OTC energy markets through our Commodity Futures Trading Commission, or CFTC, regulated OTC exempt commercial market and our CDS markets through

Creditex, our wholly-owned brokerage. Contracts listed by ICE Futures Europe, as well as our cleared OTC energy swap contracts clear through ICE Clear Europe. ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We clear North American and European CDS contracts submitted by a variety of trade execution venues, including Creditex, through ICE Trust and ICE Clear Europe, respectively.

Our business is primarily transaction-based, and the revenues and profitability in our markets relate directly to the amount, or volume, of trading and clearing activity and the respective transaction and clearing fee levels. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts such as equity indexes and foreign exchange, as well as economic conditions, new product introductions, fees, regulation of our markets and market participants, and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions are also driven by varying levels of volatility and liquidity in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.

Since our business is primarily transaction-based, declines in trading volumes and market liquidity could adversely affect our business and profitability. Market liquidity is one of the primary keys to attracting and maintaining customers and is an important indicator of a market’s strength.

We operate our futures and OTC markets primarily on our electronic platforms and we offer ICE Futures U.S.’s options markets on both our electronic platform and our New York-based trading floor. We also operate brokerage businesses for energy options and CDS.

Financial Highlights

•

Our consolidated revenues increased 17% to $864.9 million for the nine months ended September 30, 2010, compared to the same period in 2009, and increased 12% to $287.1 million for the three months ended September 30, 2010, compared to the same period in 2009. Revenue growth was primarily due to higher trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts and OTC energy contracts, and an increase in CDS clearing revenues. These increases were partially offset by a decline in the CDS execution revenues.

•

Our consolidated operating expenses increased 6% to $371.3 million for the nine months ended September 30, 2010, compared to the same period in 2009, and increased 17% to $135.6 million for the three months ended September 30, 2010, compared to the same period in 2009. Our compensation and benefits expenses increased 8% or $13.5 million for the nine months ended September 30, 2010 from the comparable period in 2009 and increased 12% or $6.7 million for the three months ended September 30, 2010 from the comparable period in 2009 primarily due to employee headcount increases, an increase in our employee termination costs following our acquisitions and, for the nine months ended September 30, 2010, an increase in non-cash compensation expenses. We incurred $9.1 million and $7.0 million in acquisition-related transaction costs during the nine months and three months ended September 30, 2010, respectively, primarily relating to our acquisition of Climate Exchange plc, or CLE, compared to $6.1 million during the nine months ended September 30, 2009.

•

Our consolidated operating margin increased to 57% for the nine months ended September 30, 2010, compared to 53% for the same period in 2009, and decreased to 53% for the three months ended September 30, 2010, compared to 55% for the same period in 2009.

•

Our consolidated net income attributable to ICE increased 29% to $299.2 million for the nine months ended September 30, 2010, compared to the same period in 2009, and increased 10% to $96.3 million for the three months ended September 30, 2010, compared to the same period in 2009. We recorded a pre-tax loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE of $15.1 million and $802,000 during the nine months and three months ended September 30, 2010, respectively. We recorded a pre-tax impairment loss relating to our investment in the National Commodity and Derivatives Exchange, Ltd, or NCDEX, of $9.3 million during the nine months ended September 30, 2009. The foreign currency hedge loss and the NCDEX impairment loss were classified as other expenses in our consolidated statements of income. Excluding the costs associated with the acquisition of CLE, including the foreign currency hedge costs, acquisition-related transactions costs and employee termination costs, net of taxes, consolidated net income attributable to ICE for the nine months and three months ended September 30, 2010 would have been $321.1 million and $105.9 million, respectively. See also “-Non-GAAP Financial Measures” below.

•	Our consolidated cash flows from operations increased 25% to $378.6 million for the nine months ended September 30, 2010, compared to the same period in 2009.

•

During the nine months ended September 30, 2010, 248.0 million contracts were traded in our futures markets, up 27% from 195.2 million contracts traded during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, 258.9 million contract equivalents were traded in our OTC energy markets, up 51% from 171.8 million contract equivalents traded during the nine months ended September 30, 2009. During the three months ended September 30, 2010, 81.6 million contracts were traded in our futures markets, up 20% from 68.0 million contracts traded during the three months ended September 30, 2009. During the three months ended September 30, 2010, 92.0 million contract equivalents were traded in our OTC energy markets, up 36% from 67.6 million contract equivalents traded during the three months ended September 30, 2009.

Regulatory Update

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Financial Reform Act. The Financial Reform Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. The Financial Reform Act gives the CFTC together with the Securities and Exchange Commission, or SEC, expansive authority over the OTC derivatives market and market participants, and provides the Federal Reserve Bank with authority over systemically important financial entities. Through extensive rulemaking authority under the Financial Reform Act, the CFTC and SEC will create a comprehensive new regulatory regime for OTC derivative markets and market participants that is intended to provide more transparency and stability to the OTC derivatives market. Key derivatives market provisions under the law include: (i) requiring clearing of standardized derivatives (with limited exceptions), requiring trading of cleared derivatives on registered swap execution facilities and imposing position limits across markets on traded derivatives in the aggregate; (ii) margin and capital requirements on cleared and uncleared derivatives subject to levels established by regulators; (iii) prohibiting proprietary trading in certain derivative instruments by federally regulated banks and regulated financial institutions (known as the “Volcker Rule”); (iv) prohibiting certain swap market participants from receiving federal assistance if they engage in the trading or swaps dealing of energy, agricultural, high yield credit default swaps and other contracts -such businesses must be “pushed out” of insured banks into separately capitalized affiliates; (v) establishing a comprehensive framework for the registration and regulation of dealers and “major” non-dealer market participants under new categories of regulated entities known as swap dealers and major swap participants; and (vi) giving the CFTC and the SEC broad power to draft rules setting specific requirements under the core principles applicable to designated contract markets, derivatives clearing organizations and clearing agencies, thus altering the flexibility these entities currently have to determine how to operate their business in compliance with law.

Our markets operated efficiently, securely and transparently during the financial crisis and the new requirements to centrally clear OTC swaps and trade them on registered platforms is consistent with our existing business model, thereby providing us with potential new business opportunities. Subject to the final rules established by the regulators in the coming year, our OTC energy platform will have to register with the CFTC as a swap execution facility, or SEF, which would be regulated similarly to a designated contract market that is regulated by the CFTC. Our OTC energy platform already meets many of what we believe will be SEF obligations through our compliance with the significant price discovery contract provisions of the 2008 Farm Bill with respect to the majority of the contracts traded in our OTC markets by volume. However, other contracts traded on our energy trading platform will have to be operated differently as a SEF, and other sectors of our business, including Creditex, our CDS platform and voice brokerage business for CDS; Chatham Energy, our OTC energy options brokerage; and YellowJacket, our electronic energy options negotiation platform, may have to be registered as SEFs. Furthermore, our post-trade CDS affirmation service, ICE Link, may be required to be regulated as a SEF and/or a clearing agency. As a result of this additional regulation, registering as a SEF (or clearing agency, as applicable) for these business sectors could increase the cost of regulation to us and to market participants.

In addition, the Financial Reform Act has an open access provision that would require a clearing house to accept swaps that originate from any SEF if the clearing house already accepts the swap for clearing. For our energy contracts, we currently have a vertically integrated model in which we have the ability to determine the eligibility of execution venues to clear OTC swaps at our clearing house. Depending on implementation of the Financial Reform Act by regulators, the open access provisions could diminish the value of our OTC swaps execution platform by enabling competing venues to submit trades for clearing. In addition, the CFTC has proposed rules that would mandate new requirements regarding the financial resources that a clearing house must hold as regulatory capital. Certain clearing houses may be deemed “systemically important” by the Financial Stability Oversight Committee. Given their importance to the financial regulatory system, systemically important clearing houses will be held to greater standards than other clearing houses that are not deemed systemically important, including specific resource requirements as determined by regulators during the rulemaking period.

Currently, we clear our U.S. OTC energy business through ICE Clear Europe. The Financial Reform Act will require U.S. derivatives to be cleared through a U.S. registered futures commission merchant, or FCM, and on a U.S. registered Derivatives Clearing Organization, or DCO. ICE Clear Europe is registered as a DCO and many of its clearing firms have FCM entities which we believe will limit the impact of this obligation on us, but some clearing firms will have to establish clearing capabilities through a U.S. based FCM division. Similarly, our North American CDS clearing house, ICE Trust, will register, or be deemed registered by the CFTC and SEC, as a DCO and Securities Clearing Agency, respectively. ICE Trust’s clearing members must become FCMs or clear through an FCM entity with respect to broad-based index swaps and must become a Broker-Dealer or clear through a Broker-Dealer with respect to security-based swaps. The process of establishing a U.S. FCM entity may prove costly or complicated for clearing members without U.S. operations.

The Financial Reform Act also will make changes to the regulatory requirements of our market participants, including large market participants such as investment banks and hedge funds. For example, some of our participants will have to register as swaps dealers or major swaps participants, and, as explained above, certain clearing members of our ICE Trust clearing house will have to register as FCM’s to clear customer related transactions. Registration as a swaps dealer or major swaps participant will result in much more regulation of these entities, including higher capital and margin requirements and greater business conduct standards. They will also be required to segregate clients’ or counterparties’ margin in a manner similar to the segregation of futures margin. In addition, the Volker Rule and swaps push out provisions may cause our market participants to make major changes to their business models, including, in some cases, the potential termination of some trading activities or divestiture of certain operations. Given the higher regulatory requirements, participants could migrate away from transacting in swaps to other derivatives, such as futures, that will not subject them to the more stringent regulatory requirements. The Financial Reform Act will also make changes to the current anti-manipulation provisions of the Commodity Exchange Act. Currently, the CFTC must prove “specific intent” to prove manipulation, but the Financial Reform Act allows the CFTC to prove manipulation under a lower “reckless” standard. This could create uncertainty for our market participants. Any of the above actions could adversely impact our OTC swaps business.

The Financial Reform Act also imposes changes on portions of our business operated outside the United States. With respect to the ICE Futures Europe and ICE Futures Canada products, we have permission to allow screen-based access to the United States pursuant to a no action letter from the CFTC. Pursuant to the Financial Reform Act, the CFTC will be able to require foreign exchanges, such as ICE Futures Europe and ICE Futures Canada, to register with the CFTC and be subject to direct regulation in the United States. While we expect that the registration process will impose obligations similar to the obligations currently imposed under the informal “no-action” process, direct regulation of our non-U.S. exchanges by U.S. regulators may prove to be unattractive for non-U.S. market participants due to the additional costs, and greater oversight, associated with this regulation.

The Financial Reform Act requires the CFTC to set position limits on energy commodities within 180 days of enactment to prevent “excessive speculation.” Traditionally, for energy commodity contracts, exchanges have set position limits (“hard” limits that apply in the final days of trading of the expiration month) and position accountability levels (“soft” limits that apply at all other times in all other months) for the purpose of preventing market manipulation such as corners (securing control of a commodity to manipulate the price of the commodity) and delivery squeezes (a situation where the lack of physical commodity supply tends to force a person holding a short position to cover their position at higher prices). In addition, the Financial Reform Act changes the definition of “bona fide hedging” that is required to obtain a “hedge exemption” from these position limits, which may curtail the ability of certain of our participants to hold larger positions in our markets. While position limits currently apply to our U.S.-linked contracts traded on ICE Futures Europe and to our OTC contracts deemed to be significant price discovery contracts, should the CFTC set the position limits and limit hedge exemptions in a manner that unduly limits the hedging or trading ability of our participants, trading volume may shift away from our markets to areas outside the present jurisdictional reach of the CFTC and trading volumes and liquidity in our markets may be adversely impacted. In addition, the United Kingdom is considering requiring position limits on U.K. traded products which could impact trading on ICE Futures Europe.

The Financial Reform Act also contains provisions for public reporting of swaps transaction data. We currently sell our OTC energy data to market participants. Depending on how the CFTC implements this provision of the Financial Reform Act, public reporting of OTC transaction data, such as pricing information, could negatively impact our market data revenue for OTC products.

With the exception of the position limit rules, most provisions of the Financial Reform Act do not become effective for one year, and the Financial Reform Act leaves significant discretion on implementation to regulators such as the CFTC and the SEC. In most cases, the relevant regulators will have up to one year to draft rules and regulations implementing the Financial Reform Act, but given the volume of new regulations that will need to be promulgated, it may take longer to finalize all rules and regulations. In connection with implementation of new rules, market participants will likely be provided a period of time to conform to the new rules and regulations depending on the requirement of individual provisions. We have and expect to continue to incur additional costs to make the necessary changes to our business to comply with the Financial Reform Act.

Acquisition of CLE

We acquired 100% of CLE on July 8, 2010. CLE is a leader in the development of traded emissions markets globally. CLE operates the European Climate Exchange, or ECX, the Chicago Climate Exchange, or CCX, and the Chicago Climate Futures Exchange, or CCFE. We acquired CLE to build on our existing partnership with CLE, provide scale to the nascent, rapidly growing environmental markets, and to diversify our products, customers and geographic profile.

Under the terms of the acquisition, CLE shareholders received £7.50 (pounds sterling) in cash for each share of CLE, valuing the entire existing issued and to-be issued share capital of CLE at £393.4 million, or $597.2 million. The transaction consideration included $220.0 million that was drawn from our revolving credit facilities for these purposes and the remainder came from our existing cash resources. We previously owned a 4.8% stake in CLE that we purchased in June 2009 for £6.45 per share.

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

Segment Reporting

Our business is currently divided into three segments: our futures segment, our global OTC segment and our market data segment. In our futures markets, we offer trading and clearing in standardized derivative contracts on our regulated exchanges. In our OTC markets, which include energy markets and credit derivatives, we offer electronic trading, clearing and brokerage services. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers. For a discussion of these segments and related financial disclosure, refer to Note 11 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Futures Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Nine Months Ended September 30,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures(1)	$108,556	27%	$81,991	25%
ICE WTI Crude futures	37,602	9	36,766	11
ICE Gas Oil futures(1)	57,995	14	40,600	12
Sugar futures and options	58,130	14	58,378	18
Cotton futures and options(2)	14,052	4	9,042	3
Russell Index futures and options	24,388	6	23,745	7
Other futures products and options(3)	76,263	19	57,022	17
Intersegment fees	22,990	6	22,188	7
Market data fees	124	—	—	—
Other(4)	3,530	1	(864)	—

Total revenues	403,630	100	328,868	100

Operating expenses:
Selling, general and administrative expenses(5)	67,835	17	57,384	17
Intersegment expenses	42,028	10	33,200	10
Depreciation and amortization	32,416	8	25,846	8

Total operating expenses	142,279	35	116,430	35

Operating income	261,351	65	212,438	65
Other expense, net(6)	18,490	5	4,721	2
Income tax expense	72,660	18	67,043	20

Net income	$170,201	42%	$140,674	43%

(1)	Revenues in our ICE Brent Crude and ICE Gas Oil futures markets increased due to several factors, including relatively higher economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing West Texas Intermediate, or WTI, crude contract which drove more demand for the Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market.
(2)	Transaction volume in the cotton market has steadily improved since early 2009, during which time cotton volumes were down dramatically from prior periods due to a significant reduction in global exports and in the U.S. production of cotton. Improved credit conditions, as well as increased production and market liquidity, have also helped many traditional hedgers to return to the agricultural markets.
(3)	The increase in other futures and options products is primarily due to increased trading volumes in our emissions, coal, coffee and U.S. Dollar Index futures and options contracts.
(4)	The increase in other revenues is primarily due to less interest income being paid to ICE Clear Europe clearing members during the current period as a result of fluctuations in the amounts and types of margin collateral made by the clearing members to ICE Clear Europe and an increase in cotton certification fees associated with our increased cotton volume during the current period. Interest paid to the clearing members for margin deposits at ICE Clear Europe are recorded as a reduction to other revenues.
(5)	Includes compensation and benefits expenses, CLE employee termination costs, professional services expenses and acquisition-related transaction costs.

(6)	The financial results for the nine months ended September 30, 2010 include a loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE of $15.1 million, or $10.9 million net of taxes.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $124.8 million and $85.6 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged, assuming that the same volume had been generated without the rebate program.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In thousands)			(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	75,158	54,438	38%	24,484	19,291	27%
ICE WTI Crude futures	40,066	34,137	17	13,169	12,183	8
ICE Gas Oil futures	38,450	26,301	46	13,094	9,585	37
Sugar futures and options	28,983	27,594	5	9,350	10,168	(8)
Cotton futures and options	5,696	3,724	53	1,916	990	93
Russell Index futures and options	31,956	30,143	6	10,924	9,806	11
Other futures and options	27,714	18,910	47	8,711	5,962	46

Total	248,023	195,247	27%	81,648	67,985	20%

The following table presents our quarter-end open interest for our futures contracts. Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients.

	As of September 30,		Change
	2010	2009
	(In thousands)
Open interest – futures and option contracts:
ICE Brent Crude futures	817	684	19%
ICE WTI Crude futures	517	481	8
ICE Gas Oil futures	677	572	18
Sugar futures and options	1,237	1,803	(31)
Cotton futures and options	586	335	75
Coffee futures and options	365	208	76
Cocoa futures and options	182	178	2
Russell index futures and options	424	439	(3)
Other futures and options	2,047	1,361	50

Total	6,852	6,061	13%

Our Global OTC Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Nine Months Ended September 30,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(1)	$167,085	35%	$137,104	32%
North American power(1)	70,869	15	66,951	16
Credit default swaps(2)	128,050	27	125,737	29
Global oil and other(3)	22,972	5	13,154	3
Electronic trade confirmation	6,062	1	4,811	1
Intersegment fees	44,540	9	38,011	9
Market data fees	35,401	7	35,746	8
Other	7,763	1	7,283	2

Total revenues	482,742	100	428,797	100

Operating expenses:
Selling, general and administrative expenses(4)	214,406	45	207,281	48
Intersegment expenses	27,330	6	28,676	7
Depreciation and amortization	55,332	11	56,796	13

Total operating expenses	297,068	62	292,753	68

Operating income	185,674	38	136,044	32
Other expense, net(5)	15,766	3	20,033	5
Income tax expense	66,930	14	53,662	12

Net income	$102,978	21%	$62,349	15%

(1)	Revenues in our North American natural gas and power markets increased due to several factors, including increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets stabilized.
(2)	CDS revenues increased primarily due to higher CDS clearing fee revenues of $45.0 million during the nine months ended September 30, 2010 compared to $21.1 million during the nine months ended September 30, 2009 following the formation and launch of North American CDS clearing at ICE Trust in March 2009 and the launch of European CDS clearing at ICE Clear Europe in July 2009. This increase was partially offset by a $21.6 million reduction in CDS trading fee revenues at Creditex primarily due to regulatory uncertainty, reduced market liquidity and reduced demand for portfolio hedging combined with fewer credit default events.
(3)	The increase in global oil and other revenues is primarily due to increased trading volumes in our global oil markets, which increased to 50.5 million contracts from 16.5 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009 and into 2010.
(4)	Includes compensation and benefits expenses, professional services expenses and acquisition-related transaction costs.
(5)	Other expense decreased from the prior period primarily due to an impairment loss on the NCDEX cost method investment of $9.3 million, or $11.0 million net of taxes, recognized during the nine months ended September 30, 2009, partially offset by an increase in interest expense during the current period compared to the prior period primarily due to an increase in our outstanding debt and an increase in the interest rates between periods.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $37.0 million and $20.9 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the period. Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction fees paid by participants for each trade that they execute or clear based on the underlying commodity volume.

Through ICE Trust, we began clearing North American CDS index contracts in March 2009 and certain North American single-name CDS contracts in December 2009. Through ICE Clear Europe, we began clearing European CDS index contracts in July 2009 and certain European single-name CDS contracts in December 2009.

We launched our North American buy-side solution for CDS clearing in December 2009 through ICE Trust and we are currently working closely with European CDS market participants and regulators toward the launch of our European buy-side solution, as well as clearing for sovereign CDS contracts. During the nine months ended September 30, 2010 and 2009, ICE Trust cleared $4.1 trillion and $2.2 trillion, respectively, of CDS notional value. During the nine months ended September 30, 2010, ICE Clear Europe cleared $3.4 trillion of CDS notional value. In aggregate since launch, we have cleared $12.1 trillion in CDS through September 30, 2010.

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS traded in our OTC markets:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Total Volume/Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	473,314	365,569	29%	167,010	138,731	20%
North American power (in million megawatt hours)	5,072	4,826	5	1,541	1,833	(16)
Global oil (in equivalent million barrels of oil)	8,565	2,748	212	3,008	1,307	130
Credit default swaps (notional value in billions of dollars)	$1,815	$1,996	(9)	$558	$570	(2)

The following table presents the number of contracts traded in our OTC energy markets:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(In thousands)			(In thousands)
Number of OTC energy contracts traded:
North American natural gas	189,332	146,232	29%	66,804	55,492	20%
North American power	18,694	9,017	107	6,766	4,003	69
Global oil and other	50,850	16,555	207	18,471	8,128	127

Total	258,876	171,804	51%	92,041	67,623	36%

North American power transaction and clearing revenues decreased from $25.6 million for the three months ended September 30, 2009 to $21.5 million for the three months ended September 30, 2010. Though North American power revenues were down, along with the total megawatt hours traded, contract volume increased 69% from the prior year quarter due to growth in smaller sized power contracts, which have a lower rate per contract than the full sized North American power contracts. Volume in the standard North American power contracts decreased from the prior year quarter primarily due to significantly lower levels of price volatility due to weather and lower absolute price levels in natural gas, which is correlated to power, during the three months ended September 30, 2010 as compared to the same period in the prior year.

As of September 30, 2010, open interest of $1.1 trillion in notional value of CDS were held at ICE Trust and ICE Clear Europe, compared to $248.4 billion as of September 30, 2009. The following table presents quarter-end open interest for our cleared OTC energy contracts:

	As of September 30,		Change
	2010	2009
	(In thousands)
Open interest – cleared OTC energy contracts:
North American natural gas	12,448	9,218	35%
North American power	11,037	3,240	241
Global oil and other	1,066	459	132

Total	24,551	12,917	90%

Our Market Data Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Nine Months Ended September 30,
	2010	%	2009	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$46,042	65%	$40,744	62%
Intersegment fees	24,960	35	25,022	38
Other	37	—	24	—

Total revenues	71,039	100	65,790	100

Operating expenses:
Selling, general and administrative expenses(1)	1,145	2	2,070	3
Intersegment expenses	23,132	32	23,345	36
Depreciation and amortization	119	—	108	—

Total operating expenses	24,396	34	25,523	39

Operating income	46,643	66	40,267	61
Other income, net	380	1	309	1
Income tax expense	14,244	20	12,437	19

Net income	$32,779	46%	$28,139	43%

(1)	Includes compensation and benefits expenses and professional services expenses.

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

Key Statistical Information

The following table presents key transaction volume information, as well as other selected operating information:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except for percentages and rates per contract)
Operating Data:
Our Average Daily Trading and Clearing Revenues:
U.K. futures business average daily exchange and clearing revenues	$1,320	$1,009	$1,292	$1,035

U.S. and Canadian futures business average daily exchange and clearing revenues	686	616	655	588

Global credit default swaps OTC business average daily commission and clearing revenues	681	669	661	675

Bilateral OTC energy average daily commission revenues	99	75	98	83
Cleared OTC energy average daily commission and clearing revenues	1,288	1,080	1,264	1,169

Total OTC energy average daily commission and clearing revenues	1,387	1,155	1,362	1,252

Our total average daily exchange, OTC commission and clearing revenues	$4,074	$3,449	$3,970	$3,550

Our Trading Volume (in contracts):
Futures volume	248,023	195,247	81,648	67,985
Futures average daily volume	1,319	1,032	1,275	1,062
OTC energy volume	258,876	171,084	92,041	67,623
OTC energy average daily volume	1,377	914	1,438	1,057
Energy futures rate per contract	$1.52	$1.57	$1.54	$1.53
Agricultural commodity futures and options rate per contract	$2.15	$2.18	$2.14	$2.08
Financial futures and options rate per contract	$0.78	$0.84	$0.73	$0.89
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	51%	51%	51%	52%
Banks and financial institutions	23%	23%	22%	23%
Liquidity providers	26%	26%	27%	25%
Cleared OTC energy volume compared to total OTC energy volume	97%	96%	97%	96%

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Overview

Consolidated net income attributable to ICE increased $67.4 million, or 29%, to $299.2 million for the nine months ended September 30, 2010 from $231.7 million for the comparable period in 2009. Net income from our futures segment increased $29.5 million, or 21%, to $170.2 million for the nine months ended September 30, 2010 from $140.7 million for the comparable period in 2009. Net income from our global OTC segment increased $40.6 million, or 65%, to $103.0 million for the nine months ended September 30, 2010 from $62.3 million for the comparable period in 2009. Net income from our market data segment increased $4.6 million, or 16%, to $32.8 million for the nine months ended September 30, 2010 from $28.1 million for the comparable period in 2009. Consolidated operating income, as a percentage of consolidated revenues, increased to 57% for the nine months ended September 30, 2010 from 53% for the comparable period in 2009. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, increased to 35% for the nine months ended September 30, 2010 from 31% for the comparable period in 2009.

Consolidated revenues increased $126.7 million, or 17%, to $864.9 million for the nine months ended September 30, 2010 from $738.2 million for the comparable period in 2009. This increase is primarily due to an increase in the trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts and OTC energy contracts, as well as an increase in CDS clearing revenues. These increases were partially offset by a decline in the CDS execution revenues.

Consolidated operating expenses increased $21.8 million, or 6%, to $371.3 million for the nine months ended September 30, 2010 from $349.5 million for the comparable period in 2009. Compensation and benefits expenses increased $13.5 million from the comparable period in 2009 primarily due to a 15% increase in our employee headcount from September 30, 2009 to September 30, 2010, an increase in our employee termination costs following our acquisitions and an increase in our non-cash compensation expenses. Acquisition-related transaction costs increased $2.9 million from the comparable period in 2009 primarily due to $9.1 million in transaction costs incurred primarily related to our acquisition of CLE. Depreciation and amortization expenses increased $5.1 million from the comparable period in 2009 primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010 and depreciation expenses recorded on fixed asset additions.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $116.7 million, or 18%, to $772.0 million for the nine months ended September 30, 2010 from $655.3 million for the comparable period in 2009. Transaction and clearing fees, as a percentage of consolidated revenues, was 89% for both the nine months ended September 30, 2010 and 2009.

Transaction and clearing fees generated in our futures segment increased $69.4 million, or 23%, to $377.0 million for the nine months ended September 30, 2010 from $307.5 million for the comparable period in 2009, while increasing as a percentage of consolidated revenues to 44% for the nine months ended September 30, 2010 from 42% for the comparable period in 2009. The increase in transaction and clearing fees was primarily due to the increase in the trading volumes in the ICE Brent Crude and ICE Gas Oil futures contracts. Volume in the Brent crude and gas oil markets increased due to several factors, including relatively higher economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing WTI crude contract which drove more demand for our Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in our related Brent market. Improved credit conditions, and increased production and market liquidity have also caused many traditional hedgers to return to the agricultural markets, particularly our coffee and cotton futures and options markets. For the nine months ended September 30, 2010, volume in our futures segment was 248.0 million contracts, an increase of 27% from 195.2 million contracts during the comparable period in 2009. Average transaction and clearing fees per trading day increased 23% to $2.0 million per trading day for the nine months ended September 30, 2010 from $1.6 million per trading day for the comparable period in 2009.

Transaction and clearing fees generated in our global OTC segment increased $47.3 million, or 14%, to $395.0 million for the nine months ended September 30, 2010 from $347.8 million for the comparable period in 2009 primarily due to an increase in the trading volume of the North American natural gas and power contracts and the global oil contracts, as well as an increase in CDS clearing revenues. Contract volume in our North American natural gas markets increased 29% to 189.3 million contracts traded during the nine months ended September 30, 2010 from 146.2 million contracts traded during the comparable period in 2009 and contract volume in our North American power markets increased 107% to 18.7 million contracts from 9.0 million contracts traded during the comparable period in 2009. Volume in our North American natural gas and power markets increased due to several factors, including increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets recovered. Volume in our global oil markets increased to 50.5 million contracts during the nine months ended September 30, 2010 from 16.5 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009 and 2010 following the launch of ICE Clear Europe in November 2008. CDS clearing revenues increased from $21.1 million during the nine months ended September 30, 2009 to $45.0 million during the nine months ended September 30, 2010, following the formation and launch of North American CDS clearing at ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009. CDS execution revenues at Creditex decreased from $104.7 million during the nine months ended September 30, 2009 to $83.1 million during the nine months ended September 30, 2010 primarily due to regulatory uncertainty, reduced market liquidity and reduced demand for portfolio hedging combined with fewer credit default events. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, decreased to 46% for the nine months ended September 30, 2010 from 47% for the comparable period in 2009. Average transaction and clearing fees per trading day increased 13% to $2.1 million per trading day for the nine months ended September 30, 2010 from $1.8 million per trading day for the comparable period in 2009.

Market Data Fees

Consolidated market data fees increased $5.1 million, or 7%, to $81.6 million for the nine months ended September 30, 2010 from $76.5 million for the comparable period in 2009. During the nine months ended September 30, 2010 and 2009, we recognized $37.8 million and $37.5 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the nine months ended September 30, 2010 and 2009, we recognized $35.6 million and $31.7 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 9% for the nine months ended September 30, 2010 from 10% for the comparable period in 2009.

Other Revenues

Consolidated other revenues increased $4.9 million, or 76%, to $11.3 million for the nine months ended September 30, 2010 from $6.4 million for the comparable period in 2009. The increase in other revenues is primarily due to less interest income being paid to ICE Clear Europe clearing members during the current period and an increase in cotton certification fees associated with our increased cotton transaction volume during the current period. Interest paid to the clearing members for margin deposits at ICE Clear Europe are recorded as a reduction to other revenues. For the nine months ended September 30, 2010, less interest income was paid to the clearing members, as compared to the same period in 2009, primarily due to fluctuations in the amounts and types of margin collateral submitted by the clearing members to ICE Clear Europe. Consolidated other revenues, as a percentage of consolidated revenues, was 1% for both the nine months ended September 30, 2010 and 2009.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $13.5 million, or 8%, to $179.7 million for the nine months ended September 30, 2010 from $166.2 million for the comparable period in 2009. This increase was primarily due to an increase in our employee headcount, a $2.8 million increase in employee termination costs following our acquisitions and a $2.8 million increase in non-cash compensation expenses. Our employee headcount increased from 821 employees as of September 30, 2009 to 947 employees as of September 30, 2010, an increase of 15%, primarily due to our acquisitions and to the hiring of additional clearing, technology and compliance employees. We incurred employee termination costs of $5.7 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively, following our acquisitions of CLE during the current year and The Clearing Corporation, or TCC, during the prior year. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $38.5 million and $35.7 million for the nine months ended September 30, 2010 and 2009, respectively. The increase was primarily due to a greater number of employees receiving non-cash awards and the probable achievement of above-target performance on the performance-based restricted stock that was granted in December 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 21% for the nine months ended September 30, 2010 from 23% for the comparable period in 2009.

Professional Services

Consolidated professional services expenses decreased $1.1 million, or 4%, to $24.8 million for the nine months ended September 30, 2010 from $25.9 million for the comparable period in 2009. This decrease was primarily due to a reduction in professional services expenses relating to the continued development of CDS clearing at ICE Trust and ICE Clear Europe to $9.5 million during the nine months ended September 30, 2010, compared to $11.4 million during the same period in 2009 relating to the establishment of ICE Trust and the development of CDS clearing at ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3% for the nine months ended September 30, 2010 from 4% for the comparable period in 2009.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $9.1 million for the nine months ended September 30, 2010 compared to $6.1 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we incurred investment banking, legal, accounting and valuation fee transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth, including costs incurred relating to our acquisition of CLE that closed on July 8, 2010. During the nine months ended September 30, 2009, these transaction costs related to our acquisition of TCC. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, was 1% for both the nine months ended September 30, 2010 and 2009.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $1.3 million, or 2%, to $69.8 million for the nine months ended September 30, 2010 from $68.5 million for the comparable period in 2009. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 8% for the nine months ended September 30, 2010 from 9% for the comparable period in 2009.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $5.1 million, or 6%, to $87.9 million for the nine months ended September 30, 2010 from $82.8 million for the comparable period in 2009. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010 and additional depreciation expenses recorded on fixed asset additions incurred during 2009 and during the nine months ended September 30, 2010. We recorded amortization expenses of $50.6 million and $49.2 million for the nine months ended September 30, 2010 and 2009, respectively, on the intangible assets acquired as part of our acquisitions and we recorded depreciation expenses on our fixed assets of $37.2 million and $33.5 million for the nine months ended September 30, 2010 and 2009, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, decreased to 10% for the nine months ended September 30, 2010 from 11% for the comparable period in 2009.

Other Income (Expense)

Consolidated other expense increased from $24.4 million for the nine months ended September 30, 2009 to $33.9 million for the nine months ended September 30, 2010. This $9.5 million increase primarily related to a $15.1 million loss incurred during the nine months ended September 30, 2010 on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE and an increase in interest expense from $16.5 million for the nine months ended September 30, 2009 to $22.1 million for the nine months ended September 30, 2010. These increases were partially offset by a $9.3 million impairment loss on our investment in NCDEX that was recorded during the nine months ended September 30, 2009 and by a net gain of $1.8 million that we recognized during the nine months ended September 30, 2010 on the CLE acquisition based upon the difference between the £7.50 (pounds sterling) per share acquisition price versus the £6.45 per share price at which we purchased our existing 4.8% stake in CLE. This gain is net of $1.7 million in foreign currency translation losses which were reclassified from accumulated other comprehensive income and relates to the movement of the pound sterling to the U.S. dollar since the previous acquisition was made in pounds sterling, which is not our functional currency.

Interest expense increased primarily due to an increase in the weighted average interest rates on the outstanding debt from 3.01% for the nine months ended September 30, 2009 to 3.70% for the nine months ended September 30, 2010, primarily due to the impact of the interest rate hedges, which went into effect in January 2010. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to the original two term loans through the maturity dates of the term loan facilities. Interest expense also increased due to an increase in the overall amount of the debt outstanding due to the issuance of the $400.0 million three-year senior unsecured term loan facility on August 26, 2010. These increases in interest expense were partially offset by a reduction in the outstanding principal amounts, and resulting interest payments, on the original two term loans during the current period compared to the prior period due to scheduled repayments over the last year.

Income Taxes

Consolidated income tax expense increased $20.7 million to $153.8 million for the nine months ended September 30, 2010 from $133.1 million for the comparable period in 2009, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 33% for the nine months ended September 30, 2010 from 37% for the comparable period in 2009, primarily due to an increase in favorable foreign tax rate differentials, foreign legislative changes and tax credits during the current period and due to the tax impact of an impairment loss related to our investment in NCDEX during the nine months ended September 30, 2009.

Net Income (Loss) Attributable to Noncontrolling Interest

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest as of September 30, 2010, and our QW Holdings subsidiary in which we own 50.1%. Net income (loss) attributable to noncontrolling interest was $6.8 million and ($572,000) for the nine months ended September 30, 2010 and 2009, respectively. The increase in the net income attributable to noncontrolling interest from the prior period is primarily due to the increase in the net income attributable to our CDS clearing business as a result of increased revenues.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Overview

Consolidated net income attributable to ICE increased $8.9 million, or 10%, to $96.3 million for the three months ended September 30, 2010 from $87.5 million for the comparable period in 2009. Net income from our futures segment increased $848,000, or 2%, to $50.9 million for the three months ended September 30, 2010 from $50.1 million for the comparable period in 2009. Net income from our global OTC segment increased $9.3 million, or 34%, to $36.9 million for the three months ended September 30, 2010 from $27.5 million for the comparable period in 2009. Net income from our market data segment increased $2.8 million, or 31%, to $12.1 million for the three months ended September 30, 2010 from $9.3 million for the comparable period in 2009. Consolidated operating income, as a percentage of consolidated revenues, decreased to 53% for the three months ended September 30, 2010 from 55% for the comparable period in 2009. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, was 34% for both the three months ended September 30, 2010 and 2009.

Consolidated revenues increased $30.9 million, or 12%, to $287.1 million for the three months ended September 30, 2010 from $256.3 million for the comparable period in 2009. This increase is primarily due to an increase in the trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts and certain OTC energy contracts, as well as an increase in CDS clearing revenues. These increases were partially offset by a decline in the CDS execution revenues.

Consolidated operating expenses increased $19.3 million, or 17%, to $135.6 million for the three months ended September 30, 2010 from $116.3 million for the comparable period in 2009. Compensation and benefits expenses increased $6.7 million from the comparable period in 2009 primarily due to a 15% increase in our employee headcount from September 30, 2009 to September 30, 2010 and an increase in our employee termination costs following the CLE acquisition in July 2010. Acquisition-related transaction costs were $7.0 million during the three months ended September 30, 2010, primarily due to transaction costs incurred related to our acquisition of CLE, and there were no acquisition-related transaction costs during the comparable period in 2009. Depreciation and amortization expenses increased $3.9 million from the comparable period in 2009 primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010 and depreciation expenses recorded on fixed asset additions.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $27.2 million, or 12%, to $256.1 million for the three months ended September 30, 2010 from $228.9 million for the comparable period in 2009. Transaction and clearing fees, as a percentage of consolidated revenues, were 89% for both the three months ended September 30, 2010 and 2009.

Transaction and clearing fees generated in our futures segment increased $20.8 million, or 20%, to $124.6 million for the three months ended September 30, 2010 from $103.8 million for the comparable period in 2009, while increasing as a percentage of consolidated revenues to 43% for the three months ended September 30,

2010 from 41% for the comparable period in 2009. The increase in transaction and clearing fees was primarily due to the increase in the trading volumes in the ICE Brent Crude and ICE Gas Oil futures contracts. Volume in the Brent crude and gas oil markets increased due to several factors, including relatively higher economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing WTI crude contract which drove more demand for our Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in our related Brent market. Improved credit conditions, and increased production and market liquidity have also caused many traditional hedgers to return to the agricultural markets, particularly our coffee and cotton futures and options markets. For the three months ended September 30, 2010, volume in our futures segment was 81.6 million contracts, an increase of 20% from 68.0 million contracts during the comparable period in 2009. Average transaction and clearing fees per trading day increased 20% to $1.9 million per trading day for the three months ended September 30, 2010 from $1.6 million per trading day for the comparable period in 2009.

Transaction and clearing fees generated in our global OTC segment increased $6.5 million, or 5%, to $131.5 million for the three months ended September 30, 2010 from $125.0 million for the comparable period in 2009 primarily due to an increase in the trading volume of the North American natural gas contracts and the global oil contracts, as well as an increase in CDS clearing revenues. Contract volume in our North American natural gas markets increased 20% to 66.8 million contracts traded during the three months ended September 30, 2010 from 55.5 million contracts traded during the comparable period in 2009. Volume in our North American natural gas markets increased due to several factors, including increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets stabilized. Volume in our global oil markets increased to 18.3 million contracts during the three months ended September 30, 2010 from 8.1 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009 and 2010 following the launch of ICE Clear Europe in November 2008. CDS clearing revenues increased from $13.4 million during the three months ended September 30, 2009 to $17.6 million during the three months ended September 30, 2010 primarily due to the addition of new clearing members and new CDS cleared products. CDS execution revenues at Creditex decreased from $29.8 million during the three months ended September 30, 2009 to $24.7 million during the three months ended September 30, 2010 primarily due to regulatory uncertainty, reduced market liquidity and reduced demand for portfolio hedging combined with fewer credit default events. North American power transaction and clearing fees decreased from $25.6 million for the three months ended September 30, 2009 to $21.5 million for the three months ended September 30, 2010 primarily due to significantly lower levels of price volatility due to weather and lower absolute price levels in natural gas, which is correlated to power, during the three months ended September 30, 2010 as compared to the same period in the prior year. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, decreased to 46% for the three months ended September 30, 2010 from 49% for the comparable period in 2009. Average transaction and clearing fees per trading day increased 5% to $2.0 million per trading day for the three months ended September 30, 2010 from $1.9 million per trading day for the comparable period in 2009.

Market Data Fees

Consolidated market data fees increased $2.6 million, or 11%, to $27.5 million for the three months ended September 30, 2010 from $24.9 million for the comparable period in 2009. During the three months ended September 30, 2010 and 2009, we recognized $12.8 million and $12.4 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the three months ended September 30, 2010 and 2009, we recognized $12.0 million and $10.0 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, was 10% for both the three months ended September 30, 2010 and 2009.

Other Revenues

Consolidated other revenues increased $1.0 million, or 40%, to $3.5 million for the three months ended September 30, 2010 from $2.5 million for the comparable period in 2009. The increase in other revenues is primarily due to less interest income being paid to ICE Clear Europe clearing members during the current period.

Interest paid to the clearing members for margin deposits at ICE Clear Europe are recorded as a reduction to other revenues. For the three months ended September 30, 2010, less interest income was paid to the clearing members, as compared to the same period in 2009, primarily due to fluctuations in the amounts and types of margin collateral submitted by the clearing members to ICE Clear Europe. Consolidated other revenues, as a percentage of consolidated revenues, was 1% for both the three months ended September 30, 2010 and 2009.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $6.7 million, or 12%, to $62.6 million for the three months ended September 30, 2010 from $55.9 million for the comparable period in 2009. This increase was primarily due to an increase in employee headcount and $5.2 million in employee termination costs incurred during the current period following our acquisition of CLE during July 2010, partially offset by a $1.8 million decrease in non-cash compensation expenses. Our employee headcount increased from 821 employees as of September 30, 2009 to 947 employees as of September 30, 2010, an increase of 15%, primarily due to our acquisitions and to the hiring of additional clearing, technology and compliance employees. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $12.1 million and $13.9 million for the three months ended September 30, 2010 and 2009, respectively. The decrease was primarily due to the accrual true-up during the three months ended September 30, 2009 to record the increase in the probable achievement of above-target performance on the performance-based restricted stock that was granted in December 2008 and due to a larger true-up accrual relating to our lower estimate of the forfeiture rates on the non-cash awards during the three months ended September 30, 2009 compared to the three months ended September 30, 2010. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, was 22% for both the three months ended September 30, 2010 and 2009.

Professional Services

Consolidated professional services expenses decreased $1.6 million, or 16%, to $8.3 million for the three months ended September 30, 2010 from $9.9 million for the comparable period in 2009. This decrease was primarily due to a reduction in professional services expenses relating to the continued development of CDS clearing at ICE Trust and ICE Clear Europe to $2.9 million during the three months ended September 30, 2010, compared to $4.9 million during the same period in 2009. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3% for the three months ended September 30, 2010 from 4% for the comparable period in 2009.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $7.0 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, we incurred investment banking, legal, accounting and valuation fee transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth, including costs incurred relating to our acquisition of CLE that closed on July 8, 2010. We did not incur any acquisition-related transaction costs during the three months ended September 30, 2009. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, were 2% for the three months ended September 30, 2010.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $3.4 million, or 15%, to $26.0 million for the three months ended September 30, 2010 from $22.6 million for the comparable period in 2009. This increase was primarily due to increases in estimates of certain contingent liabilities associated with taxes other than income taxes along with increases in technology hosting expenses compared to the prior period that resulted from the growth of our trade execution and clearing businesses. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, was 9% for both the three months ended September 30, 2010 and 2009.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $3.9 million, or 14%, to $31.7 million for the three months ended September 30, 2010 from $27.9 million for the comparable period in 2009. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010 and additional depreciation expenses recorded on fixed asset additions incurred during the twelve months ended September 30, 2010. We recorded amortization expenses of $19.2 million and $16.5 million for the three months ended September 30, 2010 and 2009, respectively, on the intangible assets acquired as part of our acquisitions and we recorded depreciation expenses on our fixed assets of $12.6 million and $11.4 million for the three months ended September 30, 2010 and 2009, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, was 11% for both the three months ended September 30, 2010 and 2009.

Other Income (Expense)

Consolidated other expense increased from $2.6 million for the three months ended September 30, 2009 to $4.3 million for the three months ended September 30, 2010. This $1.7 million increase primarily related to a $3.1 million increase in our interest expense between periods and an $802,000 loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE that we incurred during the three months ended September 30, 2010. These increases were partially offset by a net gain of $1.8 million that we recognized during the three months ended September 30, 2010 on the CLE acquisition based upon the difference between the £7.50 (pounds sterling) per share acquisition price versus the £6.45 per share price at which we purchased our existing 4.8% stake in CLE. This gain is net of $1.7 million in foreign currency translation losses which were reclassified from accumulated other comprehensive income and relates to the movement of the pound sterling to the U.S. dollar since the previous acquisition was made in pounds sterling, which is not our functional currency.

Interest expense increased from $4.4 million for the three months ended September 30, 2009 to $7.5 million for the three months ended September 30, 2010 primarily due to an increase in the weighted average interest rates on the outstanding debt from 2.85% for the three months ended September 30, 2009 to 3.41% for the three months ended September 30, 2010, primarily due to the impact of the interest rate hedges, which went into effect in January 2010. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to the original two term loans through the maturity dates of the term loan facilities. Interest expense also increased due to an increase in the overall amount of the debt outstanding due to the issuance of the $400.0 million three-year senior unsecured term loan facility on August 26, 2010. These increases in interest expense were partially offset by a reduction in the outstanding principal amounts, and resulting interest payments, on the original two term loans during the current period compared to the prior period due to scheduled repayments over the last year.

We also incurred foreign currency transaction gains of $1.3 million for the three months ended September 30, 2010 compared to foreign currency transaction gains of $1.5 million for the three months ended September 30, 2009. Foreign currency gains and losses relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.

Income Taxes

Consolidated income tax expense decreased $3.2 million to $47.3 million for the three months ended September 30, 2010 from $50.5 million for the comparable period in 2009 primarily due to a reduction in our effective tax rate, partially offset by an increase in our pre-tax income. Our effective tax rate decreased to 32% for the three months ended September 30, 2010 from 37% for the comparable period in 2009, primarily due to favorable foreign tax rate differentials, foreign legislative changes and tax credits during the current period. In addition, the prior period income tax expense and effective tax rate were higher due to unfavorable state tax law changes.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest was $3.6 million and ($572,000) for the three months ended September 30, 2010 and 2009, respectively. The increase in the net income attributable to noncontrolling interest from the prior period is primarily due to the increase in the net income attributable to our CDS clearing business as a result of increased revenues.

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

	Three Months Ended,
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures	$35,414	$37,998	$35,144	$28,813	$28,265
ICE WTI Crude futures	12,058	14,014	11,530	12,524	12,654
ICE Gas Oil futures	19,395	18,540	20,060	15,047	14,657
Sugar futures and options	18,531	18,258	21,341	13,594	19,581
Cotton futures and options	4,600	5,058	4,394	3,882	2,312
Russell Index futures and options.	7,931	8,623	7,834	7,508	8,141
Other futures products and options	26,666	27,281	22,316	21,009	18,232
OTC:
North American natural gas	57,544	58,110	51,431	49,706	48,602
North American power	21,472	24,353	25,044	28,326	25,605
Credit default swaps	42,304	43,024	42,722	39,408	43,220
Global oil and other	8,152	7,553	7,267	7,575	5,896
Electronic trade confirmation services	2,035	2,048	1,979	1,780	1,703
Market data fees	27,528	27,186	26,853	25,194	24,891
Other	3,516	4,109	3,705	2,188	2,505

Total revenues	287,146	296,155	281,620	256,554	256,264

Operating expenses:
Compensation and benefits(1)	62,586	58,870	58,240	69,446	55,928
Professional services	8,262	8,029	8,549	9,649	9,866
Acquisition-related transaction costs	7,019	1,498	545	—	—
Selling, general and administrative	25,982	21,549	22,257	24,982	22,613
Depreciation and amortization	31,739	27,914	28,214	28,607	27,868

Total operating expenses	135,588	117,860	117,805	132,684	116,275

Operating income	151,558	178,295	163,815	123,870	139,989
Other income (expense), net(2)	(4,317)	(22,479)	(7,080)	5,531	(2,583)
Income tax expense	47,328	53,289	53,217	46,409	50,524

Net income	$99,913	$102,527	$103,518	$82,992	$86,882

Net (income) loss attributable to noncontrolling interest	(3,598)	(839)	(2,355)	1,262	572

Net income attributable to ICE	$96,315	$101,688	$101,163	$84,254	$87,454

(1)	The financial results for the three months ended September 30, 2010 include $5.2 million in employee termination costs following the acquisition of CLE in July 2010. The financial results for the three months ended December 31, 2009 include $3.9 million in employee termination costs and other increases in compensation and benefits expenses based on our performance during the fourth quarter of 2009. Our performance during the historically seasonally weak fourth quarter of 2009 was much stronger than anticipated, resulting in increased bonus accruals and non-cash compensation expenses to reflect a true-up for our outperformance in 2009 versus our financial targets.
(2)	The financial results for the three months ended June 30, 2010 include a loss of $14.3 million on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE. The financial results for the three months ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various cost method investments.

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

We had consolidated cash and cash equivalents of $539.2 million and $552.5 million as of September 30, 2010 and December 31, 2009, respectively. We had $2.0 million and $25.5 million in short-term and long-term investments as of September 30, 2010 and December 31, 2009, respectively, and $214.7 million and $205.8 million in short-term and long-term restricted cash as of September 30, 2010 and December 31, 2009, respectively.

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

In February 2010, our board of directors authorized us to repurchase up to $300.0 million in our common stock. During the three months ended September 30, 2010, we repurchased 937,500 shares of our common stock at a cost of $90.4 million on the open market at an average price per common share of $96.39. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present the major components of net increases (decreases) in our cash and cash equivalents:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$378,571	$303,119
Investing activities	(618,550)	(141,441)
Financing activities	225,915	(52,624)
Effect of exchange rate changes	797	(947)

Net (decrease) increase in cash and cash equivalents	$(13,267)	$108,107

Operating Activities

Consolidated net cash provided by operating activities was $378.6 million and $303.1 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $75.5 million increase in net cash provided by operating activities for the nine months ended September 30, 2010 from the comparable period in 2009 is primarily due to the $29.5 million increase in the futures segment’s net income for the nine months ended September 30, 2010 from the comparable period in 2009 and the $40.6 million increase in the global OTC segment’s net income for the nine months ended September 30, 2010 from the comparable period in 2009.

Investing Activities

Consolidated net cash used in investing activities was $618.6 million and $141.4 million for the nine months ended September 30, 2010 and 2009, respectively. Consolidated net cash used in investing activities for the nine months ended September 30, 2010 and 2009 primarily relates to cash paid for acquisitions, changes in the restricted cash balances, sales and purchases of available-for-sale investments, cash paid for a foreign currency hedge and capital expenditures in each period for software, including internally developed software, and computer and network equipment. We paid out cash for acquisitions, net of cash acquired, of $553.0 million and $39.4 million for the nine months ended September 30, 2010 and 2009, respectively, primarily relating to the CLE acquisition in July 2010 and the TCC acquisition in March 2009. We had net increases in restricted cash of $13.6 million and $62.5 million for the nine months ended September 30, 2010 and 2009, respectively, with the 2010 increase primarily relating to the additional $11.4 million funding of the ICE Trust Guaranty Fund and the 2009 increase primarily relating to the acquisition of TCC and the formation of ICE Trust and CDS clearing at ICE Clear Europe and their associated regulatory and legal requirements. We had a net increase in investments classified as available-for-sale of $19.6 million for the nine months ended September 30, 2009 primarily due to our acquisition of 4.8% of the common stock of CLE for $24.1 million in cash in June 2009. We purchased a foreign currency hedge relating to our acquisition of CLE of $15.1 million during the nine months ended September 30, 2010. We incurred capitalized software development costs of $19.6 million and $14.8 million for the nine months ended September 30, 2010 and 2009, respectively, and we had additional capital expenditures of $17.4 million and $13.8 million for the nine months ended September 30, 2010 and 2009, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms, hosting and clearing houses.

Financing Activities

Consolidated net cash provided by (used in) financing activities was $225.9 million and ($52.6 million) for the nine months ended September 30, 2010 and 2009, respectively. Consolidated net cash provided by financing activities for the nine months ended September 30, 2010 primarily relates to $620.0 million in gross proceeds from the credit facilities and $10.3 million in proceeds from the exercise of common stock options, partially offset by $293.5 million in gross repayments under the credit facilities, $90.4 million in repurchases of our common stock, $10.2 million in debt issuance costs for our new revolving credit facilities and $8.7 million in cash payments related to treasury shares received for restricted stock and stock option tax payments. Consolidated net cash used in financing activities for the nine months ended September 30, 2009 primarily related to $249.4 million in gross repayments under the credit facilities and $10.3 million in debt issuance costs for the credit facilities, partially offset by $200.0 million in gross proceeds from the credit facilities and $9.3 million in proceeds from the exercise of common stock options.

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

Two term loan facilities, under which $234.0 million in aggregate is outstanding as of September 30, 2010, are still outstanding. On April 29, 2010, we borrowed $220.0 million under the New Revolving Credit Facilities, including $174.0 million under the dollar credit facility and $46.0 million under the multicurrency credit facility. These borrowings were used for part of our $597.2 million cash acquisition of the CLE on July 8, 2010.

On August 26, 2010, we entered into a new aggregate $400.0 million three-year senior unsecured term loan facility, the New Term Loan Facility, the full amount of which we borrowed on August 26, 2010. The New Term Loan Facility matures on August 26, 2013. Amounts repaid under the New Term Loan Facility may not be reborrowed.

The proceeds from the $400.0 million borrowed under the New Term Loan Facility were used to repay the $220.0 million that was borrowed on April 29, 2010 under the New Revolving Credit Facilities and the remaining proceeds were used to repurchase our common stock and to replenish our cash following the all-cash acquisition of the CLE. After repaying the $220.0 million that was outstanding under the New Revolving Credit Facilities, the amount available to us under the New Revolving Credit Facilities is $725.0 million.

Of the amounts available under the New Revolving Credit Facilities, (i) up to $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) up to $3.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Canada. The remaining $422.0 million available under the New Revolving Credit Facility may be used by us for working capital and general corporate purposes.

With limited exceptions, we may prepay any outstanding loans under the New Revolving Credit Facilities, the New Term Loan Facility and the two term loans outstanding, in whole or in part, without premium or penalty. The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the our business. We have been and are currently in compliance with all applicable covenants.

We have entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to the $234.0 million in outstanding debt under our original two term loan facilities as of September 30, 2010, which are effective through the maturity dates of the term loan facilities.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures ranging between $30.0 million and $40.0 million for the year ended December 31, 2011, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We are obligated to contribute an aggregate of $100.0 million to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period and have already contributed $21.4 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of September 30, 2010. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $68.6 million, and if such profits are not sufficient to fund the remaining obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2011. We expect our capitalized software development costs to remain relatively consistent with our 2009 and year to date 2010 capitalized software development costs.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Trust, ICE Clear U.S. and ICE Clear Canada, we currently have $422.0 million available under the New Revolving Credit Facilities for general corporate purposes. The New Revolving Credit Facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to raise the necessary funds.

Non-GAAP Financial Measures

Below we provide adjusted net income attributable to ICE and adjusted earnings per share as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below do not reflect historical operating performance. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles, or GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.

When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe these adjusted measures provide greater transparency and a more complete understanding of factors affecting our business than GAAP measures alone. Our management uses these measures to evaluate operating performance and management decisions made during the reporting period by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted net income and adjusted earnings per share, to assess operating performance. We use adjusted net income attributable to ICE and adjusted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance.

Adjusted net income attributable to ICE for the periods presented below is calculated by adding net income attributable to ICE and various non-recurring, infrequent or other charges that are not routine operating expenses, and their related income tax effects. We do not believe these items are representative of our future operating performance since these charges were not consistent with our historical and normal operating performance. The adjustments for the nine months and three months ended September 30, 2010 related to the exclusion of charges associated with our acquisition of CLE, including the currency hedge purchased at the time of the transaction announcement, acquisition-related transaction costs and acquisition-related employee severance costs. The adjustments for the nine months ended September 30, 2009 related to the exclusion of acquisition-related transaction costs, an impairment charge related to our investment in NCDEX, acquisition-related employee severance costs and costs incurred to vacate office space. The NCDEX impairment loss tax effect was additional tax expense of $1.8 million due to the recording of a valuation allowance, related to the deferred tax benefit recorded in the three months ended December 31, 2008, which was in excess of the tax benefit recorded in the nine months ended September 30, 2009. The remaining tax effects of these items were calculated by applying jurisdictional specific marginal tax rates.

The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share for the periods presented below. Adjusted earnings per share is calculated as adjusted net income attributable to ICE divided by the weighted average common shares outstanding.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2010
	(In thousands, except per share amounts)
Net income attributable to ICE	$299,166	$231,734	$96,315
Add: Hedge for CLE acquisition	15,080	—	802
Add: Acquisition-related transaction costs	9,062	6,139	7,019
Add: Severance costs relating to acquisitions	5,716	2,902	5,196
Add: NCDEX impairment charge	—	9,276	—
Add: Costs incurred to vacate office space	—	2,980	—
Less: Net gain on existing 4.8% ownership of CLE	(1,825)	—	(1,825)
Less: Income tax expense effect related to the items above	(6,149)	(1,978)	(1,579)

Adjusted net income attributable to ICE	$321,050	$251,053	$105,928

Earnings per share attributable to ICE common shareholders:
Basic	$4.06	$3.18	$1.31

Diluted	$4.01	$3.13	$1.29

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$4.35	$3.44	$1.44

Adjusted diluted	$4.30	$3.39	$1.42

Weighted average common shares outstanding:
Basic	73,765	72,887	73,659

Diluted	74,577	73,949	74,443

Contractual Obligations and Commercial Commitments

As discussed above, we entered into the New Revolving Credit Facilities during the nine months ended September 30, 2010 and $400.0 million has been borrowed as of September 30, 2010. As of September 30, 2010, there were no other significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2009, or our 2009 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any relationships to unconsolidated entities or financial partnerships that have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.

New and Recently Adopted Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for information on the new and recently adopted accounting pronouncements that are applicable to us.

Critical Accounting Policies and Estimates

We have significant intangible assets related to goodwill and other acquired intangible assets. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically identifiable intangibles when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets are impaired requires us to make significant judgments and the use of significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of September 30, 2010, we had goodwill of $1.9 billion and net other intangible assets of $916.1 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. We do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over the lesser of their contractual or estimated useful lives.

Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. The performance of our 2009 annual impairment analyses did not result in any impairment. These evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value. If the carrying value exceeds the estimated fair value, then an impairment loss is recorded if and to the extent that the carrying value is in excess of the implied fair value. We test our goodwill for impairment at the reporting unit level, which is one level below the operating segment level. We determine the fair value of our reporting units based on various valuation techniques, including discounted cash flow analyses and a multiple of earnings approach.

We are also required to evaluate other finite-lived intangible assets and property and equipment for impairment by determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset.

In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment. The cash flows employed in the discounted and undiscounted cash flow analyses are based on our most recent budgets and business plans and, when applicable, various growth rates have been assumed for years beyond the current business plan period. Future events could cause us to conclude that indications of goodwill or intangible asset impairment exist. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

These analyses have not resulted in any impairment of goodwill and other identifiable intangible assets through September 30, 2010. We continue to review our goodwill and other identifiable intangible assets, including the intangible assets relating to the Russell licensing agreement which were $97.1 million as of September 30, 2010 and are being amortized over their contractual life that ends in June 2014. We currently believe that the projected cash flows from the Russell contracts over their estimated remaining contractual life will be greater than the current carrying value of the Russell licensing intangible assets and no impairment has occurred. However, we currently estimate that the undiscounted cash flows exceed the associated Russell intangible assets carrying value by less than 10% based on the undiscounted cash flow analysis. We will continue to monitor these intangible assets if events or changes in circumstances, including the projected cash flows, indicate that the carrying amount may not be fully recoverable.

In the third quarter of 2010, other than the discussion above, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of September 30, 2010 and December 31, 2009, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $755.9 million and $783.8 million, respectively, of which $86.8 million and $80.4 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $868,000, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of September 30, 2010, we had $634.0 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $6.3 million, assuming no change in the volume or composition of our outstanding indebtedness. The interest rates on our outstanding debt are currently reset on a monthly, quarterly or semi-annual basis. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to portions of our outstanding debt, which are effective through the maturity dates of our term loan facilities. These contracts fix the interest rate at 4.26% on the $100.0 million term loan facility that is outstanding as of September 30, 2010, and at 4.36% on the $134.0 million term loan facility that is outstanding as of September 30, 2010.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through Creditex, CLE and ICE Clear Europe, all sales through ICE Futures Canada and a small number of futures contracts at ICE Futures Europe. We may experience gains or losses from foreign currency transactions in the future given that there are still net assets or net liabilities and revenues and expenses of our U.S., U.K., European and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. Of our consolidated revenues, 8% were denominated in pounds sterling, euros or Canadian dollars for both the nine months ended September 30, 2010 and 2009. Of our consolidated operating expenses, 23% and 22% were denominated in pounds sterling or Canadian dollars for the nine months ended September 30, 2010 and 2009, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $11,000, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction (losses) gains of ($424,000) and $1.3 million for the nine and three months ended September 30, 2010, respectively, and foreign currency transaction gains of $113,000 and $1.5 million for the nine and three months ended September 30, 2009, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.5441 for the nine months ended September 30, 2009 to 1.5341 for the nine months ended September 30, 2010. The average exchange rate of the euro to the U.S. dollar decreased from 1.3666 for the nine months ended September 30, 2009 to 1.3159 for the nine months ended September 30, 2010.

We entered into foreign currency hedging transactions during the nine months ended September 30, 2010 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had foreign currency gains of $472,000 offset by foreign currency losses of $860,000, for hedge effectiveness of 55% for the nine months ended September 30, 2010. For the portion of our foreign currency exposure hedged, we had foreign currency gains of $2.4 million offset by foreign currency losses of $2.2 million, for hedge effectiveness of 93% for the three months ended September 30, 2010.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of September 30, 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $58.8 million, compared to $29.3 million as of December 31, 2010. This increase was primarily due to foreign currency translation adjustments, relating to a portion of the CLE goodwill and other intangible assets that were allocated to our U.K. subsidiaries, due to a change in the pound sterling to the U.S. dollar exchange rate during the three months ended September 30, 2010. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar decreased from 1.6167 as of December 31, 2009 to 1.5792 as of September 30, 2010. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.4332 as of December 31, 2009 to 1.3629 as of September 30, 2010. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.9559 as of December 31, 2009 to 0.9685 as of September 30, 2010.

We entered into a foreign currency hedge in May 2010 related to the cash consideration to be paid to acquire CLE, in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and was required to be paid in pounds sterling. The foreign currency hedge contract included an upfront $15.1 million option premium and the hedge contract expired out of the money in July 2010, resulting in a loss of $15.1 million and $802,000 recorded through other expense in the consolidated statements of income for the nine months and three months ended September 30, 2010, respectively.

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

In the third quarter of 2010, there were no significant changes to our risk factors from those disclosed in Part I, Item 1A, “Risk Factors” in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

As previously announced, in February 2010 our board of directors authorized us to repurchase up to $300.0 million in our common stock. During an open trading window in August 2010, we repurchased $90.4 million worth of our common stock through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. We have adopted a written stock trading plan in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, which allows us to repurchase shares at times when we may not otherwise repurchase shares because of our trading policies or the possession of material non-public information. Our repurchase program may be suspended or discontinued at any time without prior notice.

Period (2010)	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1 – July 31	—	$—	—	$300.0
August 1 – August 31	937,500	96.39	937,500	209.6
September 1 – September 30	—	—	—	209.6

Total	937,500	$96.39	937,500	$209.6

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Pursuant to Article 3.1 of our bylaws, our Board of Directors adopted a resolution to decrease the number of directors on our Board of Directors from eleven (11) to ten (10) directors. Prior to the adoption of the resolution by our Board of Directors to decrease the board size to ten directors, we had one vacancy on the Board of Directors.

Item 6.	Exhibits

Exhibit Number		Description of Document

10.1	—	Credit Agreement dated as of August 26, 2010 among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for a senior unsecured term loan facility in the aggregate principal amount of $400.0 million (incorporated by reference to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2010, File No. 001-32671).*

10.2	—	First Amendment to Credit Agreement dated as of August 26, 2010, amending that certain Credit Agreement, dated as of March 31, 2010, among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders party thereto for an aggregate $725.0 million three-year senior unsecured revolving credit facilities (incorporated by reference to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on August 30, 2010, File No. 001-32671).*

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

100	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged in detail.**

*	Confidential treatment has been received from the SEC for a portion of this exhibit.
**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC.
(Registrant)

Date: November 1, 2010	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)