Form 10-K
period 2010-12-31
INTERCONTINENTALEXCHANGE INC
filed 2011-02-09
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,143,772,618. As of February 2, 2011, the number of shares of the registrant’s Common Stock outstanding was 73,384,630 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

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

•	“ICE Clear U.S.” refers to ICE Futures U.S.’s wholly-owned clearing subsidiary, which previously operated as the New York Clearing Corporation, or NYCC.

•	“ICE Futures Canada” refers to our wholly-owned subsidiary that we acquired on August 27, 2007 and which previously operated as the Winnipeg Commodity Exchange, Inc., or the WCE.

•	“ICE Clear Canada” refers to ICE Futures Canada’s wholly-owned clearing subsidiary, which previously operated as WCE Clearing Corporation, or WCECC.

Due to rounding, figures in tables may not sum exactly.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements and other factors that may affect our performance include, but are not limited to:

•	our expectations regarding the business environment in which we operate and trends in our industry, including trading volumes, changing regulations and increasing competition and consolidation;

•	conditions in global financial markets and domestic and international economic conditions;

•	volatility in commodity prices;

•	the impact of any changes in domestic and foreign laws, regulations or government policy with respect to financial markets, including any changes in previously issued regulations and policies;

•	our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire;

•	the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions;

•	our ability to keep pace with rapid technological developments and to ensure that the technology we utilize is not vulnerable to security risks;

•	the accuracy of our cost estimates and expectations;

•	our belief that cash flows will be sufficient to service our debt and fund our working capital needs and capital expenditures, at least through the end of 2012;

•	our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology;

•	our ability to maintain existing market participants and attract new ones;

•

our ability to protect our intellectual property rights, including the costs associated with such protection, and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to identify trends and adjust our business to benefit from such trends;

•	potential adverse litigation results; and

•

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

General

We are a leading operator of global futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate leading futures and OTC marketplaces for trading and clearing a broad array of energy, environmental and agricultural commodities, credit default swaps, or CDS, equity indexes and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both the futures and OTC markets, together with post-trade processing and clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

We conduct our regulated energy futures markets through our wholly-owned subsidiary, ICE Futures Europe, which is based in the United Kingdom. ICE Futures Europe is the largest energy futures exchange outside of the United States as measured by 2010 traded contract volumes according to the Futures Industry Association. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. ICE Futures Europe clears its business through ICE Clear Europe, ICE Futures U.S. clears its business through ICE Clear U.S. and ICE Futures Canada clears its business through ICE Clear Canada, each of which is a separate wholly-owned subsidiary. In July 2010, we completed our acquisition of Climate Exchange plc, or CLE, an operator of environmental markets globally and the parent company of European Climate Exchange, or ECX, Chicago Climate Exchange, or CCX, and Chicago Climate Futures Exchange, or CCFE. As a result of our prior business relationship with CLE, which began in 2003, we historically received certain technology licensing fees and a portion of the transaction and clearing fees generated by these exchanges.

We conduct our OTC energy business directly through IntercontinentalExchange as an Exempt Commercial Market under the Commodity Exchange Act and we conduct our CDS trade execution business through Creditex Group Inc., or Creditex, an interdealer broker for CDS. Our cleared OTC energy contracts clear through ICE Clear Europe. ICE Trust offers clearing for North American CDS and ICE Clear Europe offers clearing for European CDS.

In July 2010, President Obama signed the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Financial Reform Act, into law. The Financial Reform Act will require significant changes in how the OTC swaps market operates, including the manner in which we operate our OTC execution, OTC clearing, and OTC data businesses. The Financial Reform Act includes provisions requiring that most standardized swaps be cleared, that most clearable swaps be executed on a new category of regulated marketplace known as a swaps execution facility, and that swaps data be reported to swap data repositories and disseminated in near real time to the marketplace through real time market data disseminators. Most of the provisions of the Financial Reform Act have an effective date of either July 15, 2011 or, if the provision is the subject of a regulatory rule-making, then as promulgated by the regulatory agency responsible for such rulemaking. For more information, please see “Item 1. Business —Regulation” and “Item 1(A). Risk Factors” below.

Our Business

We operate diverse global futures, options and swaps markets and clearing houses that promote price transparency and offer participants the opportunity to hedge and trade a variety of commodities and financial derivatives. Our core products include contracts based on crude and refined oil products, natural gas, power, coal, emissions, sugar, cotton, coffee, cocoa, canola, orange juice, CDS, foreign exchange and equity index products. Our markets provide participants with a means for trading and managing risks associated with price volatility, as well as asset allocation, and provide for physical delivery of a limited number of commodity products. The majority of our contract volume is financially settled, meaning that settlement is made through cash payments based upon the difference between the contract price and the value of the underlying commodity at contract expiry rather than through physical delivery of the commodity itself.

All futures and options contracts and the majority of our OTC swap contracts are cleared through one of our central counterparty clearing houses. We also offer execution services for OTC swap contracts on a bilateral basis, meaning that customers enter into the swap contract directly with counterparties generally under International Swaps and Derivatives Association agreements. Our customer base includes corporations, manufacturers, utilities, commodity producers and refiners, professional traders, financial institutions, institutional and individual investors and governmental bodies. Except for a small amount of matched principal transactions by Creditex, we do not take any trading positions in any contracts in our markets.

We operate our exchanges and OTC energy markets primarily on our electronic trading platform. Our CDS execution business is a hybrid model, in which trading is conducted both electronically on Creditex’s proprietary “RealTime” trading platform, and through voice brokerage operations. ICE Futures U.S. continues to offer options on futures contracts through its open-outcry trading floor based in New York City, complementing our electronically traded futures and options markets. In addition to trade execution, our electronic platform and connectivity solutions offer comprehensive trading-related services, including pre- and post-trade risk management tools, electronic trade confirmation and clearing services. Through our technology infrastructure, we facilitate straight-through-processing of trades, with the goal of providing seamless integration of front-, back- and mid-office trading and risk management capabilities for our customer base.

We operate and manage our business on the basis of three segments: our futures segment, our global OTC segment and our market data segment. For a discussion of these segments and related financial disclosure, refer to note 17 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

History

In May 2000, IntercontinentalExchange was established, with our founding shareholders representing some of the world’s largest energy companies and global financial institutions. Our mission was to transform the OTC energy markets by providing an open, accessible, around-the-clock electronic marketplace to a previously fragmented and opaque market structure. We offered the energy community improved price transparency, efficiency, liquidity and lower costs than were available through traditional methods of trading, such as voice brokered or open outcry markets. Working with participants in the energy markets, we developed the leading electronic marketplace for energy commodities, along with the leading electronic trade confirmation platform.

In June 2001, we expanded our business into the futures markets by acquiring the IPE, which was formed in 1980 as a traditional open-outcry exchange and is now known as ICE Futures Europe. As the leading regulated energy futures exchange outside of the United States, ICE Futures Europe’s markets are fully electronic and today host trading for approximately 50% of the world’s crude and refined oil futures contract volume. ICE Data was launched in 2002 to meet the demand for increased market data in the OTC energy markets and it provides futures and OTC commodity market data globally.

In November 2005, we completed our initial public offering on the New York Stock Exchange under the ticker symbol “ICE” and have since become a member of the Russell 1000 and the S&P 500 indexes. In January 2007, we acquired NYBOT, now known as ICE Futures U.S., which was originally formed in 1870. Following the introduction of electronic futures trading in February 2007, ICE Futures U.S. transitioned from a floor-based futures market to an electronic futures market, although options markets continue to be available for trading on the floor of the exchange.

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

In March 2009, we acquired The Clearing Corporation, or TCC, as part of our initiative to form ICE Trust. TCC primarily clears U.S. futures and OTC emissions contracts listed by CCX, and its CDS risk model is used by ICE Trust for CDS clearing. ICE Trust launched in March 2009 as a standalone clearing house for clearing credit derivatives. ICE Clear Europe expanded its business to include European CDS clearing in July 2009.

In July 2010, we completed our acquisition of CLE to build on our existing relationship with CLE’s exchanges, provide scale to the environmental markets, and to diversify our products, customers and geographic profile. We first began working with CLE and its subsidiary exchanges in 2003. In September 2010, ICE completed its acquisition of TradeCapture OTC to enter the mobile device data market and in November 2010 launched ICE mobile as the industry’s first real-time data application for iPhone.

As of December 31, 2010, we employed 933 professionals across the United States, Europe, Canada and Asia.

Futures Marketplaces

In our futures business, we operate four regulated futures exchanges in the United States, the United Kingdom and Canada. ICE Futures Europe operates as a Recognized Investment Exchange in the United Kingdom, where it is regulated by the U.K. Financial Services Authority, or FSA. ICE Futures Europe today operates exclusively as an electronic futures exchange and is a leading exchange for crude and refined oil futures contracts, as well as futures based on European emissions, natural gas and power and global coal. Its members and their customers include many of the world’s largest energy companies and leading financial institutions.

ICE Futures U.S. is a leading global futures and options exchange for trading in a broad array of agricultural commodities, including sugar, coffee, cotton, cocoa and frozen concentrated orange juice, or FCOJ. ICE Futures U.S. also lists futures and options contracts for a variety of financial products, including Russell Indexes and the U.S. Dollar Index, or USDX. ICE Futures U.S. operates as a designated contract market and is regulated by the Commodity Futures Trading Commission, or CFTC. Futures and options listed by ICE Futures U.S. are available electronically and options are also available via floor-traded markets.

ICE Futures Canada is Canada’s leading agricultural commodity futures and options exchange and North America’s first fully electronic commodity futures exchange. Based in Winnipeg, Manitoba, ICE Futures Canada offers futures and options contracts on canola and western barley. ICE Futures Canada is a recognized commodity futures exchange under the provisions of The Commodity Futures Act (Manitoba), or the CFA, and is regulated by the Manitoba Securities Commission, or MSC.

CCFE is the leading derivatives exchange for environmental contracts in the United States. Formed in 2004 as a CFTC designated contract market, CCFE today offers cleared futures and options on emissions, carbon and renewable energy products through our electronic platform.

ICE Clear Europe clears and settles contracts for ICE Futures Europe and is regulated by the FSA as a Recognized Clearing House. In January 2010, the CFTC granted ICE Clear Europe registration as a United States derivatives clearing organization. ICE Clear U.S. and TCC, which clear and settle contracts traded on ICE Futures U.S. and CCFE, respectively, are derivatives clearing organizations regulated by the CFTC. ICE Clear Canada, which clears and settles contracts traded on ICE Futures Canada, is a recognized clearing house under the provisions of the CFA and is regulated by the MSC.

Global OTC Markets

In our OTC business, we operate energy and CDS markets. We conduct our OTC energy business directly through IntercontinentalExchange pursuant to the Commodity Exchange Act as an Exempt Commercial Market. We offer trading and clearing in hundreds of contracts, covering a broad range of oil, natural gas and power products. These contracts include financially settled contracts, as well as contracts that provide for physical delivery of the underlying commodity, principally relating to natural gas, power, natural gas liquids, chemicals and crude and refined oil products. We list over 360 standardized OTC energy contracts for clearing, and 95% of our OTC energy contract volume was traded on a cleared basis in our markets during 2010. We offer a number of derivative contracts in our OTC markets to provide for a range of commodities, product types, delivery “hub”

locations and settlement dates for a given contract. Our OTC market participants include many of the world’s largest energy companies, industrial firms, leading financial institutions and proprietary trading firms, as well as natural gas distribution companies and electric utilities. Participants in our OTC energy markets must qualify as eligible contract participants and eligible commercial entities under the Commodity Exchange Act.

In our credit derivatives business, we offer both electronic and voice brokered markets for trading CDS through our CDS trading platform and through brokerage offices in New York, London and Singapore. The Creditex business includes two regulated entities, Creditex Brokerage LLP, which is authorized and regulated by the FSA, and Creditex Securities Corporation, which is supervised as a broker-dealer and alternative trading system by Financial Industry Regulatory Authority, or FINRA.

We offer clearing services for our OTC energy markets and for our European CDS markets through ICE Clear Europe. We offer clearing services for our North American CDS markets through ICE Trust.

Market Data

We offer a variety of market data services for futures and OTC markets through our market data subsidiary, ICE Data. ICE Data compiles, formats and offers packages of market data derived from trading activity on our platform into information products that are relied upon by a broad customer base in 24 countries and extending beyond our core trading community.

ICE Data provides data services covering our energy futures and OTC markets, as well as agricultural commodities, equity indexes and currency pairs. Market data services for these segments include publication of daily indexes, historical price and other data, view-only and mobile data access to our trading platform, end of day settlements and pricing data sets. ICE data also offers a service that provides independent validation of participants’ own valuations for OTC products.

Our Competitive Strengths

We have established ourselves as a leading operator of global regulated futures exchanges, OTC markets and clearing houses. We believe our key strengths include:

•	liquid, diverse global markets and benchmark contracts;

•	geographic and product diversity with multiple regulated exchanges and global OTC markets;

•	diverse risk management and central counterparty clearing operations for futures and OTC markets;

•	widely-distributed, leading edge technology for trading and risk management;

•	market transparency and efficient access to futures and OTC markets;

•	innovative, growth oriented and customer-focused management; and

•	an independent governance structure.

Liquid, Diverse Global Markets and Benchmark Contracts

Several of our core futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying commodities, including energy and agricultural commodities. For example, we operate the leading market for trading in Brent crude oil futures, as measured by the volume of contracts traded in 2010 according to the Futures Industry Association. The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the United States. The ICE Brent Crude futures contract is part of the Brent complex, which forms the price reference for approximately two-thirds of the world’s physical oil. Similarly, the ICE Gas Oil futures contract is the leading benchmark for the pricing of refined oil products globally, including diesel and heating oil. We also operate the world’s second largest market for trading in West Texas Intermediate, or WTI, crude oil futures, as measured by the volume of contracts traded in 2010 according to the Futures Industry Association. The WTI Crude futures contract is the leading benchmark for pricing light, sweet crude oil delivered and consumed within the United States. Based on 2010 contract volume, roughly half of the world’s crude and refined oil futures are traded through ICE Futures Europe. We also offer leading agricultural benchmark contracts for sugar, cotton and coffee that serve as global price references. In addition to commodities, we offer futures markets in the benchmark Russell Index and US Dollar index.

We were the first marketplace globally to introduce cleared OTC energy contracts. We believe that cleared OTC markets have increased market liquidity and transparency and attracted new participants by reducing counterparty credit risk and by improving capital efficiency. We also offer liquid OTC markets in CDS through voice and electronic execution, as well as the leading clearing service for CDS.

The following table shows the number and notional value of commodity and equity index futures contracts traded in our most significant futures markets. The notional value of contracts represents the aggregate value of the underlying commodities and instruments covered by the contracts.

	Year Ended December 31,
	2010		2009		2008
	Number of Contracts	Notional Value	Number of Contracts	Notional Value	Number of Contracts	Notional Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)
ICE Brent Crude futures	100,052	$8,102.1	74,138	$4,747.4	68,368	$6,771.3
ICE WTI Crude futures	52,592	4,240.2	46,394	2,969.1	51,092	5,210.4
ICE Gas Oil futures	52,324	3,563.9	36,039	1,961.9	28,805	2,637.2
Sugar futures and options	37,910	943.4	34,796	698.6	36,437	492.5
Russell Index futures and options	40,352	2,679.8	39,297	2,020.7	17,054	1,201.7

The following table shows the number and notional value of OTC commodity contracts traded on our electronic platform in our most significant OTC energy markets:

	Year Ended December 31,
	2010		2009		2008
	Number of Contracts	Notional Value	Number of Contracts	Notional Value	Number of Contracts	Notional Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)
North American natural gas	257,354	$2,481.3	204,690	$2,023.5	228,544	$4,531.3
North American power(1)	69,223	314.7	53,599	343.6	38,043	533.7
Global oil and refined products(1)	6,486	2,420.0	2,539	810.7	517	443.8

(1)	The North American power and global oil and refined products contract volumes in the table above have been adjusted to reflect the unit volume in which fees are charged to our customers. The contract volumes which we previously disclosed were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

The following table shows the gross notional value of CDS contracts traded through Creditex, and the gross notional value of CDS cleared by ICE Trust and ICE Clear Europe:

	Year Ended December 31,
	2010		2009		2008
	Gross Notional Value Traded	Gross Notional Value Cleared	Gross Notional Value Traded	Gross Notional Value Cleared	Gross Notional Value Traded	Gross Notional Value Cleared
	(In billions)	(In billions)	(In billions)	(In billions)	(In billions)	(In billions)
Credit derivatives	$2,255.9	$9,987.7	$2,454.4	$4,620.0	$1,064.8	$—

Geographic and Product Diversity with Multiple Regulated Exchanges and Global OTC Markets

Our globally distributed electronic trading platform offer qualified market participants a single interface to multiple exchanges, covering four unique product categories, including energy, agricultural, equity index and foreign exchange products. In addition, Creditex also offers a separate CDS trade execution platform. By offering trading in multiple markets and products we provide our participants with maximum flexibility to implement their trading and risk management strategies across a variety of asset classes and geographies. We serve customers in dozens of countries as a result of listing products that are relevant globally, such as crude oil, credit derivatives, sugar, equity indexes and currencies. With our acquisitions of NYBOT and Creditex and the development and launch of new clearing houses in the United States and Europe, we have a demonstrated ability to expand into new markets and business lines.

Diverse Risk Management and Central Counterparty Clearing Operations for Futures and OTC Markets

We offer our customers a diverse array of products and a broad range of risk management services, including trade execution, market data, pre- and post-trade processing and clearing services on an integrated platform. Each of our four locally regulated exchanges is associated with one of our locally regulated clearing houses. The credit and performance assurance provided by our clearing houses to their clearing members substantially reduces counterparty risk and is a critical component of our exchanges’ identity as a reliable and secure marketplace for global transactions. We have a track record of developing products and services for the markets we serve, including the development of futures and OTC clearing houses, platforms for electronic trade confirmation, affirmation and novation to serve the OTC markets, independent price validation services, portfolio compression and credit event auctions. Our markets provide important risk management tools and evolve based on changes in market conditions, market structure and technological advancements. We work closely with our customers to create products and services that meet their needs and requirements. These customer relationships help us to anticipate and lead industry change.

Widely-Distributed, Leading Edge Technology for Trading and Risk Management

Our integrated technology infrastructure provides centralized and direct access to risk management and trade execution for a variety of energy and agricultural commodities, as well as financial products. We operate the majority of our energy, agricultural and financial markets on our widely accessible electronic trading platform. Our trading platforms have enabled us to attract significant liquidity from traditional market participants, as well as new market entrants seeking the access, efficiency and ease of execution offered by electronic trading. We have developed a significant global presence with thousands of active screens at over 1,700 OTC participant firms and over 900 futures participant firms as of December 31, 2010.

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

Market participants in our CDS markets may transact via Creditex’s trading platform or other electronic trade processing tools developed by Creditex. In 2010, 49% of our revenues from our Creditex business were generated through electronic trading and processing.

Market Transparency and Efficient Access to Futures and OTC Markets

Through our highly accessible trading platform, we offer real-time market transparency to participants, observers and regulators for dozens of futures and OTC markets. This transparency has increased liquidity and the confidence participants have in transacting in our markets. Our range of market data for the OTC energy markets meets or surpasses those offered by other OTC energy trading venues, which may be beneficial to us in a regulatory and market environment that favors price transparency.

In addition, we believe that our growth has been driven in part by our ability to uniquely offer qualified energy market participants integrated access to both the futures and OTC energy markets. We believe that our demonstrated ability to develop specialized technology and launch new products across these markets provides us with competitive advantages, including a larger addressable market, extensive domain knowledge in our markets, insight into commercial market participants’ needs, the ability to offer cross margining for correlated products, and the ability to offer a broad range of market data services. In addition to cleared OTC markets, we continue to offer the ability to execute in bilateral markets for those customers and products where it is preferred or required, as with physical contracts or other contracts where clearing is not available.

We believe that by using our electronic platform, market participants benefit from price transparency and can generally achieve price and efficiency improvements over alternate means of trade execution. Electronic trade execution offers time and cost efficiencies by providing firm posted prices and reducing trade-processing errors and back office overhead, and allows us to accelerate the introduction of new products on our platform. The combination of pre- and post-trade processing, electronic trade execution and market data services facilitates increased automation by our participants from front-office to back-office, and ranging from trading and risk management to trade settlement and clearing.

Innovative, Growth Oriented and Customer-Focused Management

We strive to foster a culture of customer service, innovation and growth within our staff and management team. We put an emphasis on the integrity of our markets to maintain confidence in our marketplace and in our company. We have been recognized both within and outside our industry for innovation and service across our exchange, clearing and corporate initiatives. We offer performance-based compensation that includes various forms of equity ownership in our common stock by a broad base of our employees to reflect our shared, company-wide objectives, which include achieving key financial metrics, growth, innovation and a high level of customer service.

An Independent Governance Structure

Our board of directors is independent from our participants and the trading activity on our electronic platform, which allows our board to act impartially in making decisions regarding our business and trading activity. In addition to an independent governance structure at the parent level, we have implemented similar structures at the individual exchange and clearing house levels. Our ten person parent board includes nine independent directors from diverse industry, academic and professional backgrounds. Each of our exchanges and clearing houses also have boards that are majority independent and include representatives from the parent board, members of our senior management and other independent directors with industry experience. Each of these boards is advised by industry and customer committees. We believe that our governance structures promote independence, shareholder value, the operation of fair and efficient markets, greater flexibility in launching new products and services in response to market demand, and the ability to evaluate and pursue growth opportunities while ensuring impartial treatment for our participants.

Our Growth Strategy

The record consolidated revenues and trading volume we achieved in 2010 reflect our focus on the implementation and execution of our long-term growth strategy. We have expanded our core business organically, developed innovative new products for global markets, and provided trading-related services to a broader and more diverse participant base. In addition, we have completed a number of strategic acquisitions and alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in the commodity derivatives markets by focusing our efforts on the following key strategies for growth:

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

Offer Additional Markets and Services Across Futures and OTC Markets

We have grown, and intend to continue to grow, as a result of our positioning in futures and OTC markets, our extensive clearing services and our ability to develop new products. Through our acquisitions of Creditex and TCC and the formation of ICE Trust and ICE Clear Europe, we offer a number of innovative products and services for the CDS markets. We have also enhanced our product offerings by entering into strategic relationships and licensing arrangements, including the arrangements for Russell Index futures, and the NGI and NGX natural gas indexes. We also seek opportunities in markets we do not currently serve. We intend to continue to expand the range of products we offer, both by product type and contract design, by working with customers and potential partners to develop new OTC, futures and options products that provide relevant risk management tools. We may also seek to license our platform to other exchanges for the operation of their markets on our platform, as we have done in the past with the Natural Gas Exchange and ECX, CCX and CCFE prior to our acquisition of these exchanges.

Leverage Our Extensive Clearing and Risk Management Capabilities

By establishing and maintaining our own global clearing operations, we are able to respond to the dynamic needs of the market for clearing services and related risk management tools. With the November 2008 launch of our European clearing house and March 2009 launch of our North American CDS clearing house, we now control our product development cycle and risk management offerings across all of our markets and are able to launch the products that our customers require in a timely manner. As new markets evolve, we intend to leverage our domain knowledge in clearing and over-the-counter markets to serve these global markets.

Continue to Enhance our Technology Infrastructure and Increase Connectivity

We develop and maintain our own network infrastructure and electronic trading platform to ensure the delivery of a leading-edge technology platform that meets our customer’ demands for price transparency, risk management and transaction efficiency. Our participants may connect to our electronic platform via one of our telecommunication hubs, the Internet, dedicated lines or through co-location at our data center. Participants may access our electronic platform for trading in our markets through our own graphical user interface, known as WebICE, or using our APIs. Our APIs provide access for proprietary integrations, brokerage firms, and multiple ISVs. Our participants can currently access our platform using any of 43 order routing and 31 trade capture conformed ISVs. We intend to continue to extend our initiatives in this area by continuing to increase ease of access and connectivity with our existing and prospective market participants. We do not offer flash trading, or pre-routing display capabilities, in any of our markets.

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

Our Products and Services

As a leading operator of global futures and OTC marketplaces, as well as multiple clearing houses, we seek to provide our participants with centralized and direct access to the futures and OTC markets for price transparency, electronic trade execution, clearing and other services that support their trading and risk management activities. The primary services we provide are price discovery (in futures markets), trade execution, processing, clearing and market data services, and the development and delivery of technology to facilitate these and other risk management activities.

Regulated Futures Markets

Our futures markets are fully regulated and also are responsible for carrying out self-regulatory functions. Each regulated exchange has its own compliance, surveillance and market supervision functions, as well as a framework for disciplining members and other market participants that do not comply with exchange rules. Trading in our regulated futures markets is available to our members and their customers. Once trades are executed on our platform, they are matched and forwarded to a trade registration system that routes them to the applicable clearing house for clearing and settlement. In our clearing houses, the trades are maintained by our risk management systems until the positions are closed out.

Regulated Energy Futures Products

We operate regulated markets for energy futures contracts and options on those contracts through our subsidiary, ICE Futures Europe. These contracts include ICE Brent Crude futures and options, ICE Middle East Sour Crude Oil futures, ICE Gasoil futures and options, ICE West Texas Intermediate Light Sweet Crude Oil futures and options, ICE Argus Sour Crude Index futures, ICE Argus Sour Crude Index Differentials futures, ICE New York Harbour Unleaded Gasoline Blendstock (RBOB) futures, ICE New York Harbour Heating Oil futures, ICE UK Natural Gas futures, ICE UK Base Electricity and ICE UK Peak Electricity futures, ICE Rotterdam Coal and ICE Richards Bay Coal futures and options, ICE ECX EUA futures and options, ICE ECX CER futures and options, ICE ECX CER Daily futures and ICE ECX EUA Daily futures, ICE globalCOAL Newcastle Coal futures and options, ICE Dutch TTF Natural Gas futures, ICE NCG Natural Gas futures and ICE GASPOOL Natural Gas futures and ICE ECX ERU futures and options contracts. The ICE Brent Crude futures contract is based on forward delivery of the Brent light, sweet grade of crude oil that originates from the North Sea. Brent crude is a leading global benchmark used to price a range of traded oil products, including approximately two-thirds of the world’s oil. The ICE WTI Crude futures contract, also a light, sweet crude, is a financially-settled contract. The ICE Gas Oil futures contract is a European heating oil contract that offers physical delivery and serves as a significant pricing benchmark for refined oil products, particularly in Europe and Asia.

Regulated Agricultural Futures Products

ICE Futures U.S. is a regulated leading commodity futures exchange for the trading of agricultural commodities, including sugar, cotton, coffee, frozen concentrated orange juice and cocoa futures and options contracts, as well as financial contracts. ICE Futures U.S. and its predecessor companies have offered trading in traditional agricultural commodities for over 130 years and have maintained a strong franchise in these products. These markets are designed to provide effective pricing and hedging tools to industry users worldwide, as well as strategic trading opportunities for institutional and active investors. The prices for many of our agricultural contracts serve as global benchmarks for the physical commodity markets, including Sugar No. 11 (world raw sugar), Coffee “C” (Arabica coffee), Cotton No. 2 (cotton) and FCOJ (frozen concentrated orange juice).

Through close cooperation with agricultural industry participants, ICE Futures U.S. has supported the development of innovative and internationally recognized futures and options contracts that reflect the basic requirements of the commodity industry. ICE Futures U.S.’s contract committees review and adjust contract terms and trading practices to account for changes in the underlying cash market and to ensure that the contracts continue to serve commercial users.

Agricultural products have historically accounted for most of ICE Futures U.S.’s trading volume. In 2008, agricultural products represented 74% of the total number of futures and options contracts traded in ICE Futures

U.S.’s markets. In 2009 and 2010, that figure decreased to 54% and 55%, respectively, as a result of the addition of the Russell Index futures contract offered exclusively in our markets.

ICE Futures Canada is the only regulated commodity futures exchange in Canada and it facilitates the trading of futures and options on futures contracts for canola and western barley. ICE Futures Canada and its predecessor companies have been operating for over 124 years and have maintained a strong franchise in agricultural commodities. ICE Futures Canada contracts are designed to provide effective pricing and hedging tools to industry participants worldwide, as well as strategic trading opportunities for individual and institutional investors. ICE Futures Canada’s canola futures contracts is the worldwide price benchmark for canola.

Regulated Financial Futures Products

ICE Futures U.S. offers financial products in the currency, equity index and commodity index markets, including the Russell equity indexes, U.S. Dollar Index, or USDX, the Continuous Commodity Index, or CCI, Reuters Jefferies CRB Futures Price Index and dozens of currency pair futures and options contracts. In 2010, contracts traded in our financial product markets represented 45% of the total number of contracts traded in ICE Futures U.S.’s futures and options markets. ICE Futures U.S. offers specialized products such as equity indexes and cross-rate foreign exchange contracts to complement its global agricultural markets.

ICE Futures U.S. lists futures and options contracts on certain of the U.S. Russell Indexes, including the Russell 2000, Russell 1000 and related style indexes. In June 2007, we entered into a licensing arrangement with Russell with respect to Russell Index futures and options. These rights became exclusive in September 2008, and subject to achieving specified trading volumes for the various indexes, remain exclusive throughout the remainder of the licensing agreement, which extends through June 2014. With the exclusivity component of the licensing agreement in effect, trading volumes in the Russell equity index products increased significantly in 2009 and 2010, representing 42% and 38%, respectively, of total exchange volume, up from 21% in 2008.

ICE Futures U.S. also provides futures and options markets for 39 currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other useful cross-rates, as well as the original contract based on the benchmark USDX, which was introduced in 1985. By identifying interbank market and customer needs, we developed currency contracts and defined trading procedures that serve institutional financial managers. These currency products were introduced on our electronic platform in the second half of 2007.

Clearing Services

We operate the following clearing houses:

•	ICE Clear U.S. for ICE Futures U.S. contracts;

•	ICE Clear Canada for ICE Futures Canada contracts;

•	ICE Clear Europe for ICE Futures Europe contracts, OTC cleared energy contracts and European CDS business;

•	ICE Trust for our North American OTC cleared CDS business; and

•	TCC for clearing services for certain other futures exchanges and OTC markets.

These clearing houses, with the exception of ICE Trust and TCC with respect to unaffiliated exchanges, clear, settle and guarantee to their clearing members the financial performance of all futures contracts and options on futures contracts matched through our execution facilities and accepted by the clearing houses from clearing members in our U.S., U.K. and Canadian regulated futures markets, as well as our cleared OTC markets. ICE Trust, which is currently a limited purpose New York trust, is our clearing house that acts as a central counterparty in the registration and clearing of CDS transactions in North America. Upon implementation of financial reform in July 2011, ICE Trust will convert to a CFTC regulated derivatives clearing organization and a SEC regulated securities clearing agency.

Through our clearing houses, we maintain a system for performance of financial obligations owed to the clearing members through which buyers and sellers conduct transactions. This system is supported by several mechanisms, including rigorous clearing membership requirements, the calculation and posting of original margin deposits, daily marking-to-market of positions and payment of variation margin, maintenance of guaranty funds in which clearing members maintain deposits with our clearing houses, and broad assessment powers to recoup financial losses should they arise due to a clearing member financial default. The amount of margin deposits on hand fluctuates over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the margin rates then in effect for such contracts.

Prior to November 2008, we outsourced our clearing services for our U.K. energy futures and OTC energy businesses to a third-party clearing house in the United Kingdom. By operating our own clearing houses, we are able to introduce more products and services to the futures and OTC markets for our customers, as well as ensure technology and operational service levels meet the efficiency and quality standards of our execution business. This flexibility allows us to increase our speed-to-market for new cleared products. In addition, by operating our own clearing houses, we are able to capture the revenue associated with both the trading and clearing of our contracts.

It is our objective to provide a clearing model that benefits our customers and clearing firms alike, through technological innovation, offering a competitive clearing alternative for new products and new exchanges, competitive pricing, and value-added services. In 2010, ICE Clear U.S. implemented the Allocation and Claim Transaction, or ACT, system. The benefits of the ACT system include the support of straight-through-processing through the integration of clearing member technology into a trade management system that allows a complete audit trail from execution to final clearing of a trade. This implementation also eliminated the risk associated with passive acceptance of positions between clearing firms. Longer term, and subject to obtaining necessary regulatory approvals, we anticipate that our clearing houses may partner to serve our global customer base across the commodities and financial products marketplaces in a capital efficient manner. Our clearing strategy is designed to complement our diverse markets while meeting the risk management, capital and regulatory requirements of an expanding global marketplace.

We believe the services offered by our clearing houses are a significant attraction to our market participants, and an important part of the functioning of our exchanges and OTC markets. Because the role of the clearing house is to serve as a central counterparty for each matched trade, clearing members do not need to evaluate the credit of each potential counterparty on each transaction or limit themselves to a select group of counterparties. This flexibility contributes to increased liquidity in cleared markets. The interposition of our clearing house as the counterparty for each matched trade allows our customers to establish a position with one party and then to offset the position through a trade with another party. This contract offsetting process provides our customers with flexibility in establishing and adjusting market positions.

In order to ensure performance, our clearing houses have risk management systems and financial requirements for clearing members, and set minimum margin requirements for our cleared products. Our clearing houses use software based on either an industry standard margining convention or on our proprietary models uniquely customized to our products to determine the appropriate margin requirements for each clearing member by simulating the gains and losses of complex portfolios. We typically hold margin collateral to cover at least 99% of predicted price changes for a given product based upon historic price trends.

At each settlement cycle, our clearing houses mark-to market or value at the market price prevailing at that time all open futures positions and require payments from clearing members whose positions have lost value and make payments to clearing members whose positions have gained value. Our clearing houses mark-to-market all open futures positions at least once per day, and in some cases more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract. A mark-to-market cycle of a minimum of two times a day for ICE Clear U.S. and once daily for ICE Clear Europe, ICE Clear Canada, ICE Trust and TCC helps protect the financial integrity of our clearing houses, our clearing members and market participants. In July 2009, ICE Clear Europe introduced an intraday risk management methodology based on real-time price and trade feeds from our energy markets. The methodology provides calculations of original margin and realized and unrealized variation margin, and fully revalues all positions throughout the day. This methodology also provides the clearing house and all clearing members with trade, position, profit and loss and margin reports every five minutes, thereby substantially reducing intraday price risk. Mark-to-market allows our clearing houses to identify any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing houses to ensure financial performance of their open positions. All our clearing houses may make multiple intraday original margin calls in circumstances where market conditions require that they take such additional steps to protect the clearing house.

As a derivatives clearing organization, ICE Clear U.S. has instituted detailed risk-management policies and procedures to guard against default risk with respect to cleared contracts. In order to manage the risk of financial non-performance, ICE Clear U.S.:

•	requires clearing members to maintain at least $5 million in minimum working capital;

•	limits the risk exposure of open positions based upon the clearing member’s capital;

•	requires clearing members to post original margin collateral for all open positions and to collect original margin from their customers;

•	pays and collects variation margin on a marked-to-market basis at least twice daily;

•	performs real-time monitoring of the risk to clearing members from trading activity in ICE Futures U.S.’s markets;

•	monitors the risk posed by large traders and its potential impact on clearing members;

•	monitors the financial standing of clearing members;

•	requires deposits to the guaranty fund from clearing members which would be available to cover financial non-performance; and

•	has broad assessment authority to recoup financial losses following depletion of guaranty fund resources.

In 2010, ICE Clear U.S. instituted procedures to assess intra-day risk and ensure that any exposure was covered by original margin and/or guaranty fund deposits. ICE Clear U.S. can require additional margin from a clearing member whenever it determines that such additional amounts are warranted in light of the risk exposure from the clearing member. In 2010, the futures exchanges cleared by TCC were incorporated into the daily risk management practices of ICE Clear U.S.

ICE Clear Europe has also instituted a multi-layered risk management system of rules, policies and procedures to protect itself in the event of a clearing member default which include requiring its members to:

•	hold a sufficient minimum level of capital;

•	make sufficient margin payments as required under the ICE Clear Europe rules;

•	make guaranty fund contributions as required by ICE Clear Europe;

•

accede to the ICE Clear Europe rules and thereby accept ICE Clear Europe’s powers of assessment to require the provision of additional funds by clearing members in certain situations consequent on an event of default; and

•	hold accounts as required under the ICE Clear Europe rules at ICE Clear Europe-approved financial institutions in relation to which ICE Clear Europe has established direct debit mandates in its favor.

ICE Clear Canada and TCC have each instituted a similar multi-layered risk management system of rules, policies and procedures to protect against a clearing member default which includes:

•	operational and financial standards for clearing participants applicable to category of registration;

•	requirements for clearing participants to post original margin for house and client positions and requirements to collect additional margin from clients;

•	assessing and collecting intra-day margin payments on a pre-determined basis;

•	requiring all clearing participants to pay into a guaranty fund; and

•	rules requiring all clearing participants to provide additional monies for the guaranty fund in the event of a clearing member default.

Finally, ICE Trust has instituted a risk management system to protect against a clearing member default which includes:

•

requiring clearing members, or their parent or affiliate guarantors, to maintain at least $5 billion in tangible net worth, and following admission, maintain a minimum external rating of “BBB” from Standard & Poors or Fitch or Baa2 from Moodys and be regulated (or have an affiliate be regulated) by a “competent authority” each as specified and defined in its rules;

•	requiring clearing members to post margin collateral for all open positions, and to collect margin from their customers;

•

requiring clearing members to submit prices on a daily basis for all positions on which they have a cleared interest in order to create an end-of-day settlement closing price, or EOD, as the result of daily auctions based upon executable prices determined on random trading dates;

•	paying and collecting variation margin on a mark-to-market basis at least once daily based upon the EOD;

•	monitoring the credit worthiness and financial standing of clearing member firms on an ongoing basis;

•

requiring risk-based deposits to the guaranty fund from clearing members which would be available to cover financial non-performance in the event of a member default (minimum guaranty fund contribution of $20.0 million); and

•	having broad assessment authority up to a pre-default guarantee fund contribution to recoup financial losses following depletion of guarantee fund resources.

Some of the above ICE Trust requirements will likely change upon ICE Trust’s conversion from a limited purpose trust to a derivatives clearing organization and a securities clearing agency upon the effectiveness of the Financial Reform Act. The changes are under development but will be consistent and compliant with the CFTC and SEC regulations and rules.

In the event of a payment default by a clearing member, our clearing houses would follow the default procedures specified in the rules of the clearing house. In general, the clearing houses would first apply assets of the clearing member to cover its payment obligation. These assets include original margin, variation margin, positions held at the clearing house and guaranty fund deposits of the member. In addition, the clearing houses would make a demand for payment pursuant to any available guarantee provided to the clearing houses by the parent or affiliate of a clearing member. Thereafter, if the defaulted payment obligation remains unsatisfied, the clearing houses would use the guaranty fund contributions of other clearing members and funds collected through an assessment against all other non-defaulting clearing members to satisfy the deficit.

ICE Clear Europe has committed $110.0 million in cash as part of its guaranty fund, of which $100.0 million would be utilized once an energy clearing member’s deposits are depleted and default occurs. Of the $100.0 million contribution available to energy clearing members, $50.0 million will be available on a priority basis only in the event an energy clearing member defaults and ICE Clear Europe has utilized all such clearing member’s other default resources to settle the position. The $50.0 million will be used before other funds in the guaranty fund are used. If additional cash is required to settle positions, then the remaining $50.0 million will be called pro-rata along with other non-defaulting ICE Clear Europe energy clearing members’ deposits in the energy guaranty fund. ICE Trust and ICE Clear Europe each have committed to provide identical guaranty fund contributions for the default of a CDS clearing member totaling $50.0 million in each clearing house, $25.0 million of which is treated as a priority in a similar manner as the ICE Clear Europe energy guaranty fund arrangement described above. We have contributed $25.0 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2010, and we are obligated to increase the contribution up to $100.0 million in total to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period.

As part of the powers and procedures designed to backstop financial obligations in the event of a default, each of our clearing houses may levy assessments on all of their clearing members if there are insufficient funds available to cover a deficit following the depletion of all assets in the guaranty fund prior to such assessment. Except at ICE Trust and ICE Clear Europe, where the assessment rights are limited to the pre-default value of each CDS and energy clearing member’s default fund contribution, there is no limit on this assessment of each clearing member unless the clearing member has notified the clearing house that it is withdrawing as a clearing member. However, for all clearing houses except for ICE Clear U.S., before the clearing member can withdraw from the clearing house, the clearing house can assess the clearing member an amount up to one or two times the initial amount of the clearing member’s guaranty fund balance to cover any remaining default.

We have also committed borrowing capacity under our credit facility to assist our clearing houses with liquidity that may be needed to both operate and manage a default during a time of financial stress. We currently have a $725.0 million three-year senior unsecured revolving credit facility and have reserved $303.0 million for our clearing houses. We have reserved (i) up to $150.0 million of such amount to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amount to provide liquidity for the clearing operations of ICE Clear U.S. and (iv) up to $3.0 million to provide liquidity for certain of the clearing operations of ICE Clear Canada.

Our clearing houses have an excellent track record of risk management. ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, TCC and ICE Trust and their predecessor companies, have never experienced an incident of a clearing member default which has required the use of the guaranty funds or assets of the clearing house.

Global OTC Markets

Our OTC markets comprise distinct energy and CDS markets. We conduct our OTC energy business through IntercontinentalExchange pursuant to the Commodity Exchange Act as an Exempt Commercial Market under the oversight of the CFTC. We offer trading and clearing in hundreds of contracts, covering a broad range of oil, natural gas and power products. These contracts include financially settled contracts as well as contracts that provide for physical delivery of the underlying commodity, principally relating to natural gas, power, natural gas liquids, chemicals and crude and refined oil products. We list over 360 standardized OTC energy contracts for clearing and 95% of our OTC energy contract volume was traded on a cleared basis in our markets during 2010.

Our global energy markets are offered directly through our transparent, electronic platform, which offers real-time access to liquidity in our markets — including the complete range of bids, offers, trades and volume posted for hundreds of contracts. Our electronic platform displays a live price ticker for all contracts traded in our OTC energy markets and provides information relating to each trade, such as the transaction price, the volume weighted average price and transacted volumes for each contract. We offer fast, secure and anonymous trade matching services, which we believe, generally are offered at a lower cost compared to traditional means of execution.

Our electronic platform provides trade execution on the basis of transparent, real-time price data where trades are processed with accuracy and speed. Qualified participants executing in our markets benefit from straight-through processing whereby trades are automatically confirmed and routed to back office departments and risk management systems. We believe that the broad availability of real-time OTC energy market access and data, together with the availability of cleared OTC contracts at the same price as bilateral products, has allowed us to achieve a critical mass of liquidity in our OTC markets. Our OTC markets for CDS are operated separately by Creditex through voice brokers as well as through a proprietary electronic trade execution platform.

OTC Energy Products Overview

We offer market participants a wide selection of derivative contracts, as well as contracts for physical delivery of energy commodities, to satisfy their risk management and trading objectives. We list over 360 contracts on our electronic platform that are available for clearing as well as contracts that are available for trading on a bilateral basis. A substantial portion of the trading volume in our OTC markets relates to approximately 35-40 highly liquid contracts in North American natural gas, North American power, and global oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts, with decreasing liquidity for longer-dated contracts.

We developed and introduced the concept of cleared OTC energy contracts in 2002, which provide participants with access to centralized clearing and settlement arrangements. Cleared OTC contracts are available for trading on the same screen and are charged the same execution fees as bilaterally traded contracts. As of December 31, 2010, we listed 368 cleared energy contracts, including 108 cleared natural gas contracts, 129 cleared power contracts and 130 cleared oil contracts, all of which are financially settled. Transaction and clearing fees derived from trade execution in cleared electronic OTC energy contracts were $321.4 million for the year ended December 31, 2010 and represented 91% of our total OTC energy transaction and clearing revenues during the year ended December 31, 2010, net of intersegment fees. This compares to $283.3 million for the year ended December 31, 2009 or 92% of our total OTC energy transaction and clearing revenues for the year ended December 31, 2009.

The introduction of cleared OTC energy contracts has reduced bilateral credit risk and the amount of capital our participants are required to post on each OTC energy trade, as well as the resources required to enter into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. In addition, the availability of clearing for both energy OTC and futures contracts traded in our markets enables our participants to cross-margin their futures and OTC positions — meaning that a participant’s position in its futures or OTC trades may be offset against each other, subject to correlation and other risk management measures, thereby reducing the total amount of capital the participant must deposit with the futures commission merchant clearing members. In order to clear transactions executed on our platform, a participant must either be a member of the clearing house itself, or have an account relationship with a member firm or futures commission merchant. Futures commission merchants clear OTC transactions for participants in substantially the same way they clear futures transactions. Specifically, each futures commission merchant acts as the conduit for payments, such as margin and settlement, required to be made by participants to the clearing house, and for payments due to participants from the clearing house. There are 37 futures commission merchants clearing OTC energy transactions in our markets.

Prior to November 2008, we did not derive any direct revenues from OTC clearing and participants paid clearing fees directly to a third party clearing house. However, with the launch of ICE Clear Europe in November 2008, we now capture clearing revenues associated with our OTC energy business. The amount of clearing fees generated from our OTC energy business depends upon many factors, including but not limited to transaction volume, pricing and new products.

Our cleared OTC contracts are available to voice brokers in our industry through our block trading facility. Block trades are trades executed in the voice broker market, typically over the telephone or through an instant messenging service, and then transmitted to us electronically for clearing. We believe that our block trading facility is a valuable part of our cleared business as it serves to expand our open interest. As of December 31, 2010, open interest in our cleared OTC energy contracts was 38.9 million contracts in North American natural gas, North American power, and global oil, as compared to 27.7 million contracts as of December 31, 2009. Open interest refers to the total number of contracts that are currently open, in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment.

OTC Credit Products Overview

The most widely used type of credit derivative is a credit default swap that involves the transfer between two parties of credit risk related to fixed income instruments such as corporate debt securities. The buyer of the CDS contract, who may own the underlying credit or otherwise has a credit risk exposure to the writer of the credit, will make a payment or series of payments to the seller of the CDS contract in return for protection against default, a credit rating downgrade or other negative credit event. CDS are principally used to hedge against the credit default of a particular reference entity. Today, CDS are traded in the OTC market.

In August 2008, we acquired Creditex, a market leader and innovator in the execution and processing of CDS, with markets spanning the United States, Europe and Asia. Creditex serves the most liquid segments of the traded OTC CDS market, including indexes and single-name instruments. Creditex is a leading dealer-to-dealer execution agent focused on facilitating trading in the global CDS market and providing intermediary trading services. Creditex facilitates dealer-to-dealer execution of CDS transactions by providing voice, hybrid, and electronic trading services for dealers. Electronic execution is provided through the Creditex RealTime trading platform, which connects buyers and sellers of credit derivatives and bonds and serves as a facilitator of price transparency. While the platform initially focused on the highly liquid CDS indexes, it has expanded to include electronic trading of single-names, emerging market CDS, highly liquid structured products, and most recently corporate bonds. Functionality has been designed to be easy-to-use, highly scalable and easily integrated into users’s existing trade capture systems.

Dealers have the option of trading CDS electronically with no broker communication (electronic trading), calling their broker for market information and data but still transacting electronically (hybrid trading), or trading directly through their broker (voice trading). The market factors supporting voice trading include illiquid CDS markets where electronic price transparency is limited, very large transactions where brokers can facilitate a trade with reduced market impact, and complex transactions. The market factors supporting hybrid trading include the unique trading preferences of individual traders, traders’ desire for a high level of customer service and traders’ needs for market information even in liquid markets. The market factors supporting electronic trading include mature CDS markets with more liquidity, which enables traders to directly access the market, greater price transparency with the availability of data, and faster execution.

The flexibility to provide voice, hybrid, or electronic trading solutions maximizes value for Creditex clients who can select the trading solution that best suits their needs. While the majority of U.S. trades are still voice- brokered, electronic trading is the dominant trading means in the European market and has become an increasingly large portion of global trading.

ICE operates an electronic platform known as ICE Link that automates post-trade processing for the dealer-to-client and dealer-to-dealer segments of the CDS market. ICE Link provides an industry-wide straight-through-processing platform. The ICE Link platform allows market participants to accurately capture and affirm trade details on the day of trade and to electronically deliver the information to downstream systems for confirmation and settlement. ICE Link enables connectivity between its customers and clearing houses, and is the most widely adopted post-trade processing platform for credit derivatives transactions.

We acquired TCC in March 2009 as part of our strategic plan to establish a global clearing solution for CDS. Since then, we have worked closely with regulators and market participants to develop a comprehensive central counterparty clearing solution designed to address the operational and risk management needs of the credit market, as well as to meet calls by regulators and policy makers for greater transparency, standardization and reduction of risk in the credit markets. Leveraging TCC’s technology and clearing systems, we launched ICE Trust, the first North American CDS clearinghouse in March 2009. In July 2009, ICE Clear Europe introduced clearing for European CDS, beginning with European CDS indexes and extending to CDS single names in December 2009.

We have established separate CDS risk pools for ICE Trust and ICE Clear Europe, including separate guaranty funds and margin accounts, meaning that our CDS positions are not combined with positions in our traditional futures and OTC clearing houses. In addition, we have implemented risk management systems designed specifically for CDS instruments, as well as an independent governance structure at both clearing houses. In December 2009, ICE Trust began clearing CDS for buy-side market participants and we expanded clearing to include single-name CDS contracts in both North America and Europe. As of December 31, 2010, ICE Trust and ICE Clear Europe provide clearing services for 190 single name credits and 67 indexes. Through our CDS clearing service, we are providing a common infrastructure to global CDS market participants within their respective regulatory jurisdictions.

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

The ICE Data end of day report is a comprehensive electronic summary of trading activity in our OTC energy markets. The report features indicative price statistics, such as last price, high and low price, total volume, volume-weighted average price, bid and offer, closing bid and closing offer, for all natural gas and power contracts that are traded or quoted on our platform. This information is sold as various subscription-based products. Also, for both our futures and OTC markets, we offer view-only access to market participants who are not active traders, but who still desire access to real-time energy prices.

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

ICE Data- Futures

We provide our real-time futures data to data distributors, commonly called quote vendors, or QVs. These companies such as Bloomberg or Reuters then package this data into real-time, tick, intra-day, delayed, end-of-day and historical data packages to sell to end users. The real-time packages are accessed on a subscription basis and the appropriate “exchange fee” is paid for each user/screen taking ICE Futures U.S., ICE Futures Europe (including the European Climate Exchange), ICE Futures Canada or the Chicago Climate Futures Exchange data. The futures data includes the trading activity in those markets, including bids, offers, trades and other key price information. End users include a range of financial information providers, futures commission merchants, pension funds, financial services companies, funds, insurance companies, commodity pools and individual investors.

Our Participant Base

Futures Business Participant Base

Participants of ICE Futures Europe include representatives from segments of the underlying industries served by our energy markets, including, among others, the oil, gas and power industries. Participants currently trade in our energy futures markets, either directly as members or through an ICE Futures Europe member. The participant base in our energy futures business is globally dispersed, although we believe a significant proportion of our participants are concentrated in major financial centers in North America, the United Kingdom, Continental Europe and Asia. We have obtained regulatory clearance or received legal advice confirming that there is no legal or regulatory impediment for the location of screens for electronic trading in our energy futures markets in 58 jurisdictions for ICE Futures Europe, including the United States, the United Kingdom, Singapore, Hong Kong, Australia, Dubai and all of the member countries of the European Economic Area. Like our OTC participant base, the participant base in our energy futures business has grown significantly since we acquired ICE Futures Europe in 2001. Memberships in our energy futures markets totaled 160 member firms as of December 31, 2010.

The five most active clearing members of ICE Futures Europe, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 68%, 64% and 66% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues from four members accounted for 26%, 12%, 11%, and 10% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2010. Revenues from three members accounted for 25%, 12%, and 10% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2009. Revenues from three members accounted for 20%, 17%, and 14% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2008. A substantial portion of the trading activity of these participants has typically represented trades executed on behalf of their respective customers, rather than by the firm for their own account. If a clearing member ceased its operations, we believe that the customer would continue to conduct transactions and would clear those transactions through another clearing member in each of our futures exchanges. The increase in the concentration of clearing member revenues, including for the other futures exchanges discussed below, was primarily driven by consolidation within the futures commission merchant community that took place in 2008, 2009 and 2010.

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

ICE Futures U.S.’s trading members include representatives from segments of the underlying industries served by our agricultural and financial markets, including, among others, the sugar, coffee and cotton industries. We believe that our existing liquidity and the history of ICE Futures U.S.’s predecessors in trading these commodity products for over 130 years has enabled the development of strong industry relationships. A trading membership in ICE Futures U.S. enables the holder to trade any of the exchange’s futures and options contracts. ICE Futures U.S. also issues trading permits that allow the holder to trade a specified category of products, such as options or financial contracts. To gain membership status, a person must meet the eligibility requirements of ICE Futures U.S. All floor brokers and floor traders must be appropriately registered under CFTC regulations and must be guaranteed by an ICE Clear U.S clearing member.

ICE Futures U.S. offers its screens in 28 jurisdictions. Traders in these futures markets include hedgers, speculators and investors. Hedgers are commercial firms that trade futures and options to reduce their price risk exposure in the cash market, protect their profit margins and assist in business planning. Investors and speculators, who seek to profit from fluctuating prices, typically place orders through futures commission merchants, or through introducing brokers, who have clearing relationships with futures commission merchants. Investors also participate in the markets by pooling their funds with other investors in collective investment vehicles known as commodity pools, which are managed by commodity pool operators and commodity trading advisors. The CFTC requires commodity professionals to be registered by the National Futures Association — a CFTC-designated futures association that is charged with enforcing ethical, financial and customer protection standards in the futures industry.

The five most active clearing members of ICE Futures U.S., which handle cleared trades for their own accounts and on behalf of their customers, accounted for 40%, 37% and 40% of ICE Futures U.S. business revenues, net of intersegment fees, for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues from two members accounted for 17% and 7% of our ICE Futures U.S. business revenues, net of intersegment fees, for the year ended December 31, 2010, accounted for 13% and 7% of our ICE Futures U.S. business revenues, net of intersegment fees, for the year ended December 31, 2009, and accounted for 12% and 11% of our ICE Futures U.S. business revenues, net of intersegment fees, for the year ended December 31, 2008.

ICE Futures Canada offers its screens in 14 jurisdictions. ICE Futures Canada’s market participants include representatives from companies that hedge their cash products in the markets, including international grain companies, feed lots, and food processors, as well as futures commission merchants and liquidity providers. Individuals and companies can access ICE Futures Canada’s markets by registering as participants with ICE Futures Canada, or trading through a registered participant. To gain participant status, a company or individual submits standard written application/agreement forms and must meet the criteria applicable to the category of registration requested. All futures commission merchants must be appropriately registered with the statutory regulatory authority in their home jurisdiction and any other jurisdiction in which they provide services to customers, and with any self-regulatory organizations required by their statutory regulatory authority. All entities that have direct trading status must be cleared by a registered clearing participant of ICE Clear Canada.

The five most active clearing members of ICE Futures Canada, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 67%, 61% and 61% of ICE Futures Canada business revenues, net of intersegment fees, for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues from two members accounted for 18% and 17% of ICE Futures Canada revenues for the year ended December 31, 2010, accounted for 17% and 15% of ICE Futures Canada revenues for the year ended December 31, 2009, and accounted for 13% and 13% of ICE Futures Canada revenues for the year ended December 31, 2008.

OTC Business Participant Base

Energy

Pursuant to the Commodity Exchange Act, our global OTC energy markets are principals-only markets, designed for professional traders or other commercial market participants. Stringent requirements apply to participants, which include some of the world’s largest energy companies, financial institutions and other active contributors to trading volume in global commodities markets. These participants include oil and gas producers and refiners, power stations and utilities, chemical companies, transportation companies, banks, funds and other energy market participants. Our participant base is global in breadth, with thousands of participants located in 24 countries. The five most active trading participants together accounted for 16%, 15% and 15% of our OTC energy revenues, net of intersegment fees, during the years ended December 31, 2010, 2009 and 2008, respectively. No single participant accounted for more than 10% of our OTC energy revenues for the years ended December 31, 2010, 2009 or 2008.

Trading in our OTC energy markets is available to a participant that qualifies as an eligible commercial entity, as defined by the Commodity Exchange Act and rules promulgated by the CFTC. Eligible commercial entities must satisfy certain asset-holding and other criteria and include entities that, in connection with their business, incur risks relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as financial institutions that provide risk management or hedging services to those entities. In May 2008, Congress passed legislation to increase regulation of OTC markets as part of the Farm Bill. The legislation requires that OTC electronic trading facilities assume self regulatory responsibilities, such as market monitoring and establishing position limits or accountability limits, over contracts that serve a significant price discovery function. In July 2009, the CFTC deemed that our Henry Hub natural gas contact served a significant price discovery function. Today, pursuant to Farm Bill and CFTC regulations, thirteen natural gas and power swaps on ICE have futures-style regulation, including position limits and large trader reporting. See “— Regulation” below.

We require each qualified participant to execute a standard participant agreement, which governs the terms and conditions of its relationship with each participant and grants the participant a non-exclusive, non-transferable, revocable license to access our electronic trading platform.

Credit

The user base of Creditex’s RealTime electronic CDS trading platform is comprised of proprietary and bond trading desks at major international sell-side institutions. Clients of ICE Link’s post-trade confirmation and processing platform include most major CDS market participants on both the buy-side and sell-side, and its post-trade processing services are used by inter-dealer brokers. Users of both the Creditex and ICE Link platforms must meet applicable jurisdictional and regulatory requirements before being provided with access to the platforms.

In our CDS clearing business, ICE Trust currently has 14 clearing members. Clearing members at launch were Bank of America, Barclays, Citi, Credit Suisse, Deutsche Bank, Goldman Sachs, J.P. Morgan, Merrill Lynch, Morgan Stanley, and UBS. HSBC, Royal Bank of Scotland and BNP Paribas joined ICE Trust in 2009 and Nomura joined in 2010. ICE Clear Europe has 15 CDS members. Clearing members at launch were Bank of America, Barclays, Citi, Credit Suisse, Deutsche Bank, Goldman Sachs, HSBC, J.P. Morgan, Morgan Stanley, and UBS. Royal Bank of Scotland, BNP Paribas and Nomura became clearing members of ICE Clear Europe in 2009, Societe Generale joined in April 2010 and UniCredit joined in September 2010.

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

In May 2010, ICE Trust completed the formation of its Advisory Committee. The Advisory Committee is chaired by an independent member of the ICE Trust Board of Managers and is composed of two officers of ICE Trust and up to twelve representatives from entities that are not clearing members but are active market participants. As of December 31, 2010, the AC has 10 members representing some of the largest buy-side firms in the industry. This group is helping ICE Trust expand its current product offerings for all market participants. This assistance includes advice and counsel on the impact of the pending regulatory changes called for by the implementation of the Financial Reform Act.

During 2011, ICE Trust will transition from a regulated bank to a CFTC-regulated derivatives clearing organization and a SEC-regulated securities clearing agency. The Financial Reform Act will deem ICE Trust a derivatives clearing organization and a securities clearing agency upon the legislation’s effective date in July 2011. This conversion will eliminate the need to operate as a limited purpose trust. The Exemptive Relief Orders by the SEC and Treasury were extended on November 30, 2010, and will remain in effect through the effective date of the Financial Reform Act.

Market Data Participant Base

Our market data revenues are derived from a diverse customer base including the world’s largest commodity companies, leading financial institutions, proprietary trading firms, natural gas distribution companies and utilities, hedge funds and private investors. From an OTC perspective, a large proportion of our market data revenues are derived from sales of market data to companies executing trades on our platform. We also continue to see an increasingly diverse and expanding list of non-participant companies purchasing our data and subscribing to view-only screens. The primary customer base for our futures market data are market data redistributors such as Bloomberg, CQG, Interactive Data Corporation and Reuters, who redistribute our real-time pricing data and remit to us a real-time exchange fee based on the user’s access to our data. For both OTC and futures market data, end users include corporate traders, risk managers, individual speculators, consultants and analysts. No participant accounted for more than 10% of our market data revenues for the years ended December 31, 2010, 2009, or 2008.

Product Development

We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process that is part of our daily operations. We are continually developing, evaluating and testing new products for introduction into our futures and OTC markets. Our goal is to create innovative solutions in anticipation of, or in response to, changing conditions in the derivatives markets to better serve our participant base. The majority of our product development relates to evaluating new contracts or markets. We generally are able to develop and launch new OTC contracts for trading within a period of weeks. New contracts in our futures markets must be reviewed and approved as needed by the FSA, the CFTC, the MSC or possibly other regulators. We do not incur separate, identifiable material costs in association with the development of new products — such costs are embedded in our normal costs of operation.

While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships to identify opportunities to develop meaningful new products and services. If we believe our success will be enhanced by collaboration with a third party, we will enter into a licensing arrangement or other strategic arrangement. In support of our product development goals, we rely on the input of our user community and our product management, clearing, technology and sales teams, who we believe are well positioned to discern and anticipate our participants’ needs.

Technology

Technology is a key component of our business strategy, and we regard effective execution of our technology initiatives as crucial to our success. We design, build and operate the majority of our own software systems and believe that having control over our technology allows us to be more responsive to the needs of our customers, better support the dynamic nature of our business and deliver the highest quality markets and data. Our systems are built using state-of-the-art software technologies, including modern programming languages, component-based architectures, and a combination of leading-edge open source and proprietary technology products. We leverage proven industry standards from leading hardware, software and networking providers, as well as employing emerging technologies that we believe will give us a competitive edge. We take a customer focused, iterative and results-driven approach to software design and development that allows us to deliver innovative, high quality solutions quickly and effectively.

We recruit talented individuals and we foster a culture of entrepreneurship, innovation, customer service and results. As of December 31, 2010, we employed a team of 438 experienced technology specialists including product managers, project managers, system architects, software developers, network engineers, security specialists, performance engineers, systems and quality analysts, database administrators, website designers, helpdesk personnel and support personnel.

ICE Trading Platforms

Trading Platforms

Our primary platform, the ICE trading platform, supports trading in bilateral and cleared OTC markets, as well as futures and options markets. For futures products, the platform supports several order types, matching algorithms, price reasonability checks, inter-commodity spread pricing and real-time risk management. In addition, we have developed a multi-generation implied matching engine that automatically discovers best bid and offer prices throughout the forward curve. For OTC products we also support bilateral trading with real-time credit risk management between counterparties by commodity and company. We also offer voice brokers a facility for submitting block trades for products that are eligible for clearing. Our core functionality is available on a single platform for most products we offer electronically, rendering it highly flexible and straightforward to maintain. As a result, enhancements made for one product can easily be made for other products.

Trading Platform Performance

Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. Our platform currently delivers the fastest round-trip transaction times in the commodity markets, with average transaction times of less than one millisecond in our futures markets, and a blended average of one and a quarter milliseconds for futures and OTC markets. We measure round trip performance end to end within our data center and through our matching engine.

High speed trading must not only be fast, but it must also to be consistently fast particularly during peak trading periods. Thus, in addition to low average round trip times, we also pay close attention to performance “outliers” and strive to minimize them. We define outliers as any request taking over twenty milliseconds. In addition to speed, our platform offers a high level of consistency, with more than 99% of transactions being completed in less than twenty milliseconds during peak trading periods. Our platform is also highly reliable, having achieved greater than 99.98% availability during 2010. Planning for capacity, performance and reliability is a core requirement and competency of our technology operations. We continually run benchmark tests and monitor our production systems to make adjustments to ensure that our systems can handle two to three times our peak transactions in our highest volume products.

WebICE & ICE Mobile

Connectivity to our trading platform for our futures and OTC energy markets is available through our web-based front-end, multiple ISVs and APIs. We provide secure access to our electronic platform via our front-end, WebICE. WebICE serves as a customizable, feature rich front-end to our trading platform. WebICE also provides an easy-to-use and easily accessible front-end for the entire suite of futures and OTC energy products we offer. Participants can access our platform globally via the Internet by logging in via our website homepage. Our platform can be accessed using a number of operating systems, including Microsoft Windows 7, Vista, 2000/XP, Linux and Mac OS. Generally, we have over 8,000 connections to our electronic platform globally each trading day via WebICE and over 4,000 connections to our platform through multiple ISVs, co-location data centers, dedicated lines and global telecommunication hubs. In 2010 we introduced ICE mobile for iPhone, iPod Touch and iPod. ICE mobile allows our WebICE customers to receive real-time data for our Futures and OTC markets on their mobile devices.

Application Programming Interfaces (APIs)

For our futures markets we offer participants use of APIs, which allow developers to create customized applications and services around our electronic platform to suit their specific needs. Participants using APIs are able to link their own internal computer systems to our platform and enable algorithmic trading, risk management, data services, and straight-through-processing. Our APIs also enable ISVs to adapt their products to our platform, thereby offering our participants a wide variety of front-end choices in addition to our WebICE interface.

We offer the following APIs for direct access customers and ISVs of our futures markets:

•	Order Routing — We offer order routing based on the industry standard Financial Information eXchange, or FIX protocol. The FIX message specification is fully compliant with the standard protocol.

•	Market Data — We offer an independent market data feed called iMpact. This feed provides full depth of book information and can be used by both trading clients and quote vendors.

•	Trade Capture — We offer a FIX-based API to capture all trades done by a given company for all of our products which can be used by firms to manage positions and risk of their participants.

Creditex and ICE Link

For OTC credit products, Creditex’s proprietary RealTime trading platform connects buyers and sellers of credit derivatives, including single-name CDS, emerging market CDS, and structured products and bonds, and serves as a facilitator of price discovery. RealTime’s easy-to-use functionality is highly scalable and quickly integrates into dealers’ existing trading systems. The RealTime platform technology can easily accommodate enhancements and add-ons in order to support additional products and rapidly respond to market demands for new functionality. The platform also serves as the centralized electronic site for accessing credit event fixings and credit event auctions for the CDS marketplace. ICE Link is an API-based affirmation platform that is connected to over 450 customers, including most of the major buy-side, sell-side and inter-dealer participants within the credit derivatives market. ICE Link offers three services that are available both via its API and its own user interface, including dealer-to-client trade affirmation, electronic connectivity to downstream operational vendors, and straight-through-processing services for inter-dealer and dealer-to-client execution platforms and dealer-to-client trade affirmation.

Clearing Systems Technology

A broad range of trade management and clearing services are offered through our clearing houses. As with the trading system, we design, develop, operate and license, as appropriate, significant portions of our clearing technology. The core clearing system used at ICE Clear U.S., Extensible Clearing System, or ECS, supports open and delivery position management, real-time trade and post-trade accounting, risk management (daily and intra-day cash, mark-to-market/option premium, and original margin using the CME SPAN® algorithm), collateral management, daily settlement and banking. ECS is a state-of-the art system offering open, Internet-based connectivity and integration options for clearing member access to user and account management, position reporting and collateral management. ECS also has an extensive reporting system which delivers on-line access to daily and historical reports in multiple formats, as well as an extensive currency delivery system to manage the delivery and payment of currency settlements. As with the trading platform, we take a proactive approach to enhancing the reliability, capacity and performance of our clearing systems.

Our Post Trade Management Systems, or PTMS, provide real-time trade processing services enabling clearing members to offer real-time risk management services. We offer real-time trade confirmations of trades booked for clearing over standard FIX API and support a multitude of post trade management functions including trade corrections, trade adjustment, position transfers, average pricing and give up processing.

ICE Clear Europe currently licenses clearing technology and does not currently use ECS and PTMS. We plan to transition ICE Clear Europe to ECS and PTMS in 2011 to fully implement our proprietary clearing technology.

Clearing Risk Technology

A core component of our clearing houses is risk management of clearing firm members. We enforce rigorous risk mitigation policies, covering market, liquidity, credit and operational risk. The risk teams at each of our clearing houses set margin rates and monitor on-hand collateral of clearing members. Our risk system provides analytical tools to determine margin, to determine credit risk, and monitor risk of the clearing members. The risk system also monitors trading activities of the clearing members.

Compliance and Regulatory Reporting

Over the last three years, we have invested in extensive internal compliance and external regulatory reporting systems for post trade analysis. For compliance, we developed ICEcap, which is used by our futures exchanges and OTC energy markets, including ICE Futures U.S., ICE Futures Europe, ICE Futures Canada and ICE OTC energy. The foundation for ICEcap is our enterprise data warehouse which combines data from multiple exchange and clearing platforms. A flexible, customizable reporting front-end is then used to deliver the data to users, such as market supervision or regulators. ICEcap also services enterprise-wide business intelligence needs for our finance, operations and sales departments. For real time trade analysis, we have a license and maintenance agreement with SMARTS Market Surveillance PTY Limited (SMARTS) to use the SMARTS system, which gives us a real time graphical view of all the trading on our futures and OTC markets and is coupled with real time alerts.

YellowJacket OTC Communication and Negotiation

YellowJacket is a peer-to-peer communication and negotiation application designed to meet the advanced needs of OTC traders and brokers in the complex, structured swaps, futures and options markets. YellowJacket integrates with multiple instant messaging, or IM, networks, and transforms ad-hoc messages into actionable market data that can be fed into pricing and risk management systems, allowing participants to make better decisions with more speed and accuracy. Voice brokers may use YellowJacket tools for contact organization and quote distribution. Negotiated trades can be easily blocked into our clearing systems. The YellowJacket application meets the strict security, reliability, data control and compliance requirements of regulated trading firms.

Data Centers, Global Network and Distribution

We offer a state-of -the art hosting center in Illinois and maintain a disaster recovery site for our technology systems in Georgia. We offer access to our electronic markets through a broad range of interfaces including dedicated lines, server co-location data centers, telecommunications hubs in the United States, Europe and Asia, and directly via the Internet. The ICE global network consists of high speed dedicated data lines connecting data hubs in New York, Atlanta, Chicago, London and Singapore with the exchange’s and clearing houses’ primary and disaster recovery data centers. This network offers customers an inexpensive, high speed, high-bandwidth solution for routing data between these hub locations and to the primary and secondary data centers.

In addition to our global network, the accessibility of our platform through the Internet differentiates our markets and serves to attract liquidity in our markets. As of the fourth quarter of 2010, there was an average of 12,400 simultaneous active connections daily during peak trading hours. One active connection can represent many individual traders. In addition, we have 43 order routing and 31 trade capture conformed ISVs interfacing to our trading platform. Many ISVs present a single connection while facilitating numerous individual participants entering orders and trading on our exchange. As a result, we have the potential to attract thousands of additional participants who may trade in our markets through ISVs or through our own front-end.

We offer server co-location space at our data centers to all of our customers. This service allows customers to deploy their trading servers and applications which virtually eliminate data transmission latency between the customer and the exchange.

Security and Disaster Recovery

Physical and digital security are each critical to the operation of our platform. We employ leading-edge digital security technology and processes, including high level encryption technology, complex passwords, multiple firewalls, network level virus detection, intrusion detection systems and secured servers. We use a multi-tiered firewall scheme to control access to our network and have incorporated several protective features into our electronic platform at the application layers to ensure the integrity of participant data and connectivity. While our electronic platform is accessible over the Internet, we have added functionality that allows us to restrict platform access to designated IP addresses if so desired by a participant.

We use a remote data center to provide a point of redundancy for our trading and clearing technology. Our back-up disaster recovery facility fully replicates our primary data center and is designed to provide continuity of operations in the event of external threats, unforeseen disasters or internal failures. Our primary data center continuously collects and saves all trade information and transmits it to our disaster recovery site. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage.

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

Competition

The markets in which we operate are highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic trading platforms and voice brokers. Prior to the passage of the Commodity Futures Modernization Act of 2000, or the CFMA, futures trading was generally required to take place on, or subject to the rules of, a designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The CFMA and changing market dynamics have led to increased competition from a number of different domestic and international sources of varied size, business objectives and resources.

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

We believe that we compete favorably with respect to these factors, and that our deep, liquid markets, breadth of product offerings, new product development, and efficient, secure settlement, clearing and support services distinguish us from our competitors. We believe that in order to maintain our competitive position, we must continue to develop new and innovative products and services, enhance our technology infrastructure, maintain liquidity and offer competitive transaction costs.

Our Principal Competitors

Currently, our principal competitors include exchanges such as the CME Group Inc., or CME, the New York Mercantile Exchange, or NYMEX, which is owned by CME, and NYSE Euronext. In addition, we currently compete with voice brokers active in the OTC commodities and credit derivatives markets, other electronic trading platforms for derivatives, clearing houses and market data vendors.

Competition in our Futures Business

In our energy futures business, ICE Futures Europe, competes with global exchanges such as CME Group and European natural gas and power exchanges, such as the European Energy Exchange. Other exchanges may, in the future, offer trading in contracts that compete with our exchanges. In addition, the recent consolidation in the industry and development of industry alliances has resulted in a growing number of well-capitalized trading services providers that compete with all or portions of our business.

ICE Futures U.S. competes with traditional exchanges as well as new entrants to the derivatives exchange sector. ICE Futures U.S. is a leading U.S. commodity futures exchange, with volume surpassing 425,000 contracts per day. The CME, the largest derivatives exchange in the United States with 98% market share of all futures traded, competes with ICE Futures U.S. in its markets for agricultural commodities, foreign currency and equity index contracts.

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

In addition to competition from derivative exchanges that offer commodity products, our futures business also faces competition from other exchanges, electronic trading systems, third party clearing houses, futures commission merchants and technology firms.

Competition in Our OTC Business

Certain financial services or technology companies, in addition to the competitors named above with respect to our futures business, have entered the OTC electronic trading services market. Additional joint ventures and consortia could form, or have been formed, to provide services that would potentially compete with certain services that we provide. Others may acquire the capacity to compete with us through acquisitions. If we expand into new markets in the future, we could face further competition. Creditex competes with other large inter-dealer brokers in the credit derivative market, including GFI Group Inc., Tullet Prebon plc and ICAP plc.

Intellectual Property

We rely on a wide range of intellectual property. We own or have a license to use all of the software that is essential to the operation of our electronic platforms, much of which has been internally-developed by our technology team since our inception. In addition to our software, we regard certain business methods and our brand names, marketing elements, logos and market data to be valuable intellectual property. We protect this intellectual property by means of patent, trademark, service mark, copyright and trade secret laws, contractual restrictions on disclosure and other methods.

We currently have licenses to use several U.S. patents, including the Togher family of patents, which relate to the way in which bids and offers are displayed on an electronic trading system in a manner that permits parties to act only on those bids and offers from counterparties with whom the party has available credit. In connection with the settlement of patent infringement litigation with EBS Dealing Resources, Inc., or EBS, we obtained from EBS a worldwide, fully paid, non-exclusive license to use technology covered under the Togher family of patents (presently issued or to be issued in the future claiming priority to U.S. patent application 07/830,408). As a fully paid license, we pay no royalties to EBS on an ongoing basis. The EBS license expires on the latest expiration of the underlying patents.

Additionally, in May 2006 and August 2007, respectively, we received two U.S. patents that are jointly owned with NYMEX covering various aspects of an implied market trading system. The joint patents cover methods and computer-based trading systems for implying spread markets from multiple real or implied spread markets. In addition, we received two U.S. patents, one in May 2009 and one in November 2010, covering methods and systems for offset and contingent trading transactions.

In November 2010, we also received a U.S. patent covering methods and systems for settling OTC trades. Shortly thereafter, the U.S. Patent Office issued a Notice of Allowance indicating that another (related) patent application covering additional aspects of the OTC system was allowed, and would issue as a patent. This additional patent is expected to be issued in 2011.

Through Creditex, we hold a total of six U.S. patents and two Singapore patents. Four of the U.S. patents and the two Singapore patents cover various aspects of online credit derivatives trading, including an online system, volume matching, price fixing, trade matching and execution, one U.S. patent covers multi-lateral netting of bilateral trades, and one U.S. patent covers a credit event auctioning method. In addition, the Singapore Patent Office recently issued a Notice of Allowance indicating that another patent application covering price fixing was allowed, and will issue as a patent.

Through our acquisition of CLE and its wholly-owned subsidiary CCX, we received five patents. Four of the patents relate to greenhouse gas emission cap-and-trade systems and methods, and one of the patents covers a cap-and-trade system for sulfur dioxide emission allowances. Of the four greenhouse gas emission patents, one patent was issued in the United States in March 2008, two were issued in Russia in August 2008 and November 2009, and one was issued in Australia in August 2009. The patent related to sulfur dioxide emission allowances was issued in the U.S. in June 2010.

We cannot guarantee that any of the aforementioned patents or any other patents that we may license or acquire in the future, are, will be or will remain valid and enforceable.

We have numerous U.S. and foreign trademarks and registrations covering the various products and services provided by our business and/or by the businesses of our subsidiaries, including but not limited to: IntercontinentalExchange, ICE, ICE Data, ICE Futures, WebICE, eConfirm, ICE Clear, ICE Clear US, ICE Clear Canada, ICE Clear Europe, ICE Futures US, ICE Futures Canada, ICE Futures Europe, ICE Link, ICE Trust, ICE Mobile, TradeVault, Tap and Trade, Creditex, Coffee “C”, Sugar No. 11, Cotton No. 2, the U.S. Dollar Index and USDX, European Climate Exchange, ICE Block, Brent Crude, NGI, and YellowJacket.

We hold a license and maintenance agreement with SMARTS Market Surveillance PTY Limited (SMARTS) to use SMARTS’ real-time market surveillance software to assist in monitoring trading of commodities, futures and options markets.

ICE Futures U.S. holds exclusive licenses to use various trademarks of Russell for U.S. futures and options contracts and an exclusive license to list and trade futures and options contracts on the NYSE Composite Index. In addition, ICE Futures U.S. holds an exclusive license with Reuters America, LLC to list and trade futures and options contracts on the Reuters Jefferies CRB Futures Price Index and the Continuous Commodity Index.

This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks of our and of other companies. We do not intend the use or display of other parties’ trademarks, trade names or service marks to imply, and this use or display should not be construed to imply, our endorsement or sponsorship of these other parties, their endorsement or sponsorship of it, or any other relationship between it and these other parties. In particular, (i) “SPAN” is a registered trademark of Chicago Mercantile Exchange Inc., used herein under license, and (ii) “Russell” is a trademark and service mark of the Russell Investment Group used under license.

Sales

As of December 31, 2010, we employed 168 full-time sales personnel, including brokers. Our global sales team is managed by a futures industry sales and marketing professional and is comprised primarily of former brokers and traders with extensive experience and established relationships within the derivatives trading community. Since our futures and OTC businesses are regulated, we also employ sales and marketing staff knowledgeable with respect to the regulatory constraints upon marketing in this field.

Our sales and marketing strategy is designed to expand relationships with existing participants through the provision of value-added products and services, technology support and product information, as well as to attract new participants, including those in markets and geographic areas where we do not currently have a strong presence. We also seek to build brand awareness and promote greater public understanding of our business, including how our products and technology can improve current approaches to price discovery and risk management in the commodity and financial markets.

We use a cross-promotional sales and marketing team for our futures and OTC businesses. We believe this approach is consistent with, and will provide more effective support of, the underlying emphasis of our business model — an open architecture with flexibility that allows us to anticipate and respond rapidly to customers and evolving trends in the markets for trading and risk management, while maintaining separate markets on a regulatory basis. In our CDS business, we maintain a separate brokerage and sales team to support trade execution and the delivery of services to the market.

We typically pursue our marketing goals through a combination of on-line promotion through our website, third party websites, e-mail, advertising, one-on-one client relationship management and the hosting of customer forums and events. From time to time, we also provide commission rate discounts and broker clearing rebates to support new product launches. We participate in a number of domestic and international trade shows, conferences and seminars regarding derivatives markets and other marketing events designed to inform market participants about our products and services.

Our marketing department designs materials, information and programs to educate market participants about our products and services. We seek to educate these users about changes in product design, margin requirements and product usage. Our sales and marketing efforts typically involve the development of personal relationships with market participants who actively use our markets to ensure that our product and service offerings are based on their needs.

Employees

As of December 31, 2010, we had a total of 933 employees, with 302 employees at our headquarters in Atlanta, 308 employees in New York, 163 employees in London and a total of 160 employees across our Winnipeg, Houston, Chicago, Stamford, Washington, D.C., Singapore and Calgary offices.

Business Continuity Planning and Disaster Recovery

We maintain comprehensive business continuity and disaster recovery plans and facilities to provide continuous availability of our markets in the event of a business disruption or disaster.

Planning

We maintain incident and crisis management plans that address how we would respond to a crisis event at any of our locations worldwide. We continuously evaluate business risks and their impact on operations, provide training to employees and perform exercises to validate the effectiveness of our plans, including by participating in industry sponsored disaster recovery and business continuity exercises. Oversight of business continuity and disaster recovery planning is provided by a committee comprised of senior managers representing each business unit and the Audit Committee of the Board of Directors.

Data Centers

We use a remote data center to provide a point of redundancy for our trading technology. Our back-up facility fully replicates our primary data center and is designed to ensure the uninterrupted operation of our electronic platform’s functionality in the face of external threats, unforeseen disasters or internal failures. In the event of an emergency, participants connecting to our electronic platform can be routed to the back-up facility. Our primary data center continuously collects and saves all trade information and periodically transmits it to our back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage. In the event that we were required to complete a changeover to our back-up disaster facility, we anticipate that our platform would experience less than three hours of down time. Our primary data center is currently located in Illinois and we currently maintain a disaster recovery hot-site in a secure Tier-4 data center in Georgia.

People

Office facilities are protected against physical unavailability via our incident management plans. Dedicated business continuity facilities in Atlanta, New York, Chicago and London are maintained for employee relocation in the event that a main office is unavailable. Incident management plans place a priority on the protection of our employees.

Regulation

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. Due to the global financial crisis that occurred in 2008, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating new laws and regulations, that will apply to our business. While many of these changes may have a positive impact on our business, some of these changes could adversely affect our business. Please refer to the discussion below and the “Risk Factors” section below for a description of these regulatory and legislative risks and uncertainties.

Regulation in the United States

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

We operate our OTC energy electronic platform as an exempt commercial market under the Commodity Exchange Act and regulations of the CFTC. We are subject to CFTC regulation with respect to the majority of contract volume conducted in these markets pursuant to provisions of the 2008 Farm Bill. For contracts that serve a significant price discovery function, like our Henry Hub natural gas contract, which accounted for 56% of our OTC energy contract volume for the year ended December 31, 2010, our markets are subject to regulation that is equivalent to the regulation that would apply to a futures contract traded on a designated contract market. Where contracts are not deemed to be significant price discovery contracts, meaning that the contract is not significant enough to be relied upon for price discovery, we are not subject to direct CFTC regulation, but do have to comply with certain reporting, data access, and record keeping obligations to and for the CFTC. Markets that do not meet the definition of price discovery are typically illiquid and not subject to large volumes of trading. Our non-significant price discovery contracts will be subject to regulation under the Financial Reform Act.

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

In our CDS clearing business, the Federal Reserve Bank of New York and the New York State Banking Department have primary oversight responsibility for ICE Trust, which is also subject to limited oversight by the SEC pursuant to an exemptive order related to clearing CDS. ICE Trust also operates pursuant to exemptive relief from the U.S. Department of the Treasury. ICE Clear Europe, which is primarily regulated in the United Kingdom by the FSA as a Recognized Clearing House, has also been granted derivatives clearing organization status by the CFTC and, subject to compliance with certain conditions, operates its CDS clearing business under an exemption from the SEC.

On July 21, 2010, President Obama signed the Financial Reform Act into law. The Financial Reform Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. The Financial Reform Act will significantly alter the way we operate our OTC business, including our energy and credit OTC execution business, our OTC clearing business and our OTC data business. The Financial Reform Act gives the CFTC and SEC expansive authority over the OTC derivatives markets and market participants, and provides the Federal Reserve Board with authority over systemically important financial entities. Through extensive rulemaking authority granted under the Financial Reform Act, the CFTC and SEC will create a comprehensive new regulatory regime governing OTC derivative markets and market participants, including our OTC markets and customers. The goal of the new regulatory regime is to provide more transparency and stability to the OTC derivatives market. Key derivatives market provisions under the Financial Reform Act include:

•	requiring clearing of standardized derivatives (with limited exceptions);

•	requiring trading of clearable derivatives on swap execution facilities or designated contract markets;

•	requiring all swaps to be reported to a swap data repository and reported in near real time through a market data disseminator;

•	imposing all month aggregate position limits across markets on traded derivatives;

•	imposing margin requirements on cleared and uncleared derivatives at levels established by regulators;

•

establishing a comprehensive framework for the registration and regulation of, including the imposition of capital requirements on, dealers and “major” non-dealer market participants under new categories of regulated entities known as swap dealers and major swap participants;

•	prohibiting proprietary trading in certain derivative instruments by federally regulated banks and regulated financial institutions (known as the “Volcker Rule”);

•

prohibiting certain swap market participants from receiving federal assistance if they engage in the trading or swaps dealing of energy, agricultural, high yield credit default swap and other contracts (such businesses must be “pushed out” of insured banks into separately capitalized affiliates); and

•

giving the CFTC and the SEC broad power to draft rules setting specific requirements under the core principles applicable to designated contract markets, swap execution facilities, derivatives clearing organizations and clearing agencies, thus altering the flexibility that these entities (including our designated contract market and derivatives clearing organization entities) currently have to determine how to operate their business in compliance with law.

Our markets operated efficiently, securely and transparently during the financial crisis and many of the new requirements of the Financial Reform Act are consistent with the manner in which we already operate our business. For example, the new requirements to centrally clear OTC swaps and trade them on regulated platforms is consistent with our existing business model, thereby providing us with potential new business opportunities. The mandate to clear standardized swaps complements our clearing business since we have five clearing houses operating in three countries. Similarly, we believe our electronic platform for trading swaps already meets many of the swap execution facility requirements and satisfies many of the CFTC core principles to which swap execution facilities will be subject upon implementation of the Financial Reform Act, which provides us an advantage over many of our competitors in the swaps market. Finally, we believe our existing eConfirm and clearing house businesses may have advantages over companies attempting to become a swap data repository because these businesses will already possess much of the data required to be reported to swap data repositories.

Over the past five months, the CFTC and SEC have initiated the rulemaking process to promulgate rules to implement the Financial Reform Act. Most of the rules proposed to date are not final and are currently subject to review and public comment. Subject to finalization of such rules in the coming year, our OTC energy platform will have to register with the CFTC as a swap execution facility, which would be regulated like a designated contract market. Our OTC energy platform already meets many of what we believe will be the swap execution facility obligations through our compliance with the significant price discovery contract provisions of the 2008 Farm Bill with respect to the majority of the contracts traded in our OTC markets by volume. However, other markets traded on our energy swaps trading platform will have to be operated differently as a swap execution facility, and other parts of our business, including Creditex, our CDS business, will likely be required to be registered as swap execution facilities and become subject to a higher level of regulation.

In addition, the Financial Reform Act has an open access provision that would require a clearing house to accept swaps that originate from any swap execution facility if the clearing house already accepts the swap for clearing. For our energy swap contracts, we currently have the ability to determine the eligibility of execution venues to clear OTC swaps at our clearing house. The open access provisions could diminish the value of our OTC swaps execution platform by enabling competing electronic venues to submit trades for clearing. Also, our clearing houses will have less control over the decision of whether to accept and clear trades from various execution facilities. The CFTC has also proposed rules that would mandate new requirements regarding the financial resources that a clearing house must hold as regulatory capital. In addition, the CFTC has proposed increasing margin requirements for OTC transactions that take place on swap execution facilities. This would make clearing swaps more expensive for market participants. Likewise, the CFTC is considering changing the customer segregation requirements for swaps, which may also make OTC clearing of swaps more expensive for market participants.

Certain clearing houses may be deemed systemically important by the Financial Stability Oversight Council. Given their importance to the financial regulatory system, the proposed rules would require systemically important clearing houses to be held to higher standards than other clearing houses that are not systemically important, including different margin requirements and more onerous operational standards.

Currently, we clear our U.S. OTC energy business through ICE Clear Europe. The Financial Reform Act requires U.S. derivatives to be cleared through a U.S. registered futures commission merchant and on a U.S. registered derivatives clearing organization. ICE Clear Europe is registered as a derivatives clearing organization and many of its clearing firms have futures commission merchant entities that we believe will limit the impact of this obligation on us, but some clearing firms will have to establish clearing capabilities through a U.S. based futures commission merchant affiliate. The regulation of our North American CDS clearing house, ICE Trust, will also change. ICE Trust will be required to operate as a derivatives clearing organization and securities clearing agency. The Financial Reform Act provides that ICE Trust will become a derivatives clearing organization and a securities clearing agency upon the effective date of the Financial Reform Act. ICE Trust’s clearing members must become futures commission merchants in order to clear for customers with respect to broad-based credit index swaps, and must become a broker-dealer or clear through a broker-dealer with respect to narrow based index and single name credit default swaps. The process of establishing a U.S. futures commission merchant and/or broker dealer entity may prove costly or complicated for clearing members without U.S. operations.

The Financial Reform Act also will make changes to the regulatory requirements of our market participants, including large market participants such as investment banks and hedge funds. For example, some of our participants will have to register as swaps dealers or major swaps participants, and, as explained above, certain clearing members of our ICE Trust clearing house will have to register as futures commission merchants and/or broker dealers to clear customer related transactions. Registration as a swaps dealer or major swaps participant will result in additional regulation for these entities, including greater record keeping requirements, higher capital and margin requirements and higher business conduct standards. They will also be required to segregate clients’ or counterparties’ margin in a manner similar to the segregation of futures margin.

The Financial Reform Act and proposed rules make changes to the current anti-manipulation provisions of the Commodity Exchange Act for both swaps and futures. Currently, the CFTC must prove “specific intent” to prove manipulation, but the Financial Reform Act and the proposed rules would allow the CFTC to prove manipulation under a lower “recklessness” standard. The Financial Reform Act also amends the Commodity Exchange Act to authorize the CFTC to bring actions against market participants engaged in “disruptive trading practices”, which are not clearly defined. These changes in the law could create uncertainty for our market participants and adversely impact our business.

The Financial Reform Act also imposes changes on the parts of our business operated outside the United States. With respect to the ICE Futures Europe and ICE Futures Canada, we presently have permission to allow screen-based access by market participants in the United States pursuant to “no action” letters from the CFTC. Pursuant to the Financial Reform Act, the CFTC proposes to require foreign exchanges such as ICE Futures Europe and ICE Futures Canada to register with the CFTC and be subject to direct regulation in the United States. While the proposed registration process will impose obligations similar to the obligations currently imposed under the informal “no-action” process, direct regulation of our non-U.S. exchanges by U.S. regulators may prove to be unattractive to non-U.S. market participants due to the additional costs and greater oversight associated with this regulation.

The Financial Reform Act also requires the CFTC to adopt position limits on derivatives on physical commodities across all markets. The CFTC has proposed new rules pursuant to this authority, which would modify position limits for our WTI crude oil, Henry Hub natural gas, RBOB gasoline, coffee, cocoa, sugar, and heating oil contracts. The new rules, if adopted, will operate in two phases. The first phase will place position limits on contacts in the spot month, much like the manner in which exchanges today place position limits on contracts during the expiration period and accountability levels, which are more flexible than position limits, in other months. However, spot month position limits will be aggregated across exchanges, which will limit the total amount of contracts a trader can hold to contract expiration compared to our existing position limits. In the second phase, the proposed rules will place aggregate hard position limits across all contract months on all trading venues trading economically equivalent contracts. Contracts will be aggregated across exchanges into two classes: (i) futures and options and (ii) swaps, including uncleared swaps. There will be limits within a class (futures in one class and swaps in another class) and limits across classes (futures and swaps combined). Currently, our energy contracts are not subject to all month position limits and are only subject to position limits in the final three days of the delivery month. Foreign boards of trade, such as ICE Futures Europe, that list contracts that settle on the settlement price of a domestic designated contract market, would be subject to similar requirements and limitations for U.S. linked contracts. In addition, the United Kingdom and European Union authorities are considering requiring position limits on traded products that could impact trading on ICE Futures Europe.

The Financial Reform Act also contains provisions for public reporting of swaps transaction data. We currently sell our OTC energy data to market participants. Depending on how the CFTC implements this provision of the Financial Reform Act, public reporting of OTC transaction data, such as pricing information, could negatively impact our market data revenue for OTC products.

Most provisions of the Financial Reform Act do not become effective until July 15, 2011 or, if a provision is subject to a rulemaking, such time as specified by the SEC and CFTC. Further, the Financial Reform Act leaves significant discretion on implementation to regulators and the rules proposed by the regulators must go through a public comment process and are subject to modification before becoming final rules. Market participants will likely be provided with time to conform to the new rules and regulations depending on the requirements of the individual provisions.

We have and expect to continue to incur additional costs to make the necessary changes to our business to comply with the Financial Reform Act.

Regulation in the United Kingdom

In the United Kingdom, we operate a number of subsidiary entities that are subject to regulation by the FSA. ICE Futures Europe is recognized as a U.K. investment exchange and ICE Clear Europe is recognized as a U.K. clearing house by the FSA in accordance with the Financial Services and Markets Act 2000, or FSMA. As such, ICE Futures Europe maintains front-line regulatory responsibility for its markets. In order to retain their status as U.K. Recognised Bodies, ICE Futures Europe and ICE Clear Europe are required to meet various legislative and regulatory requirements. Failure to comply with these requirements could subject ICE Futures Europe or ICE Clear Europe to significant penalties, including de-recognition.

Further, we engage in sales and marketing activities in relation to our OTC business through our subsidiary ICE Markets Limited, or ICE Markets, which is authorized and regulated by the FSA as an investment adviser and arranger. Creditex Brokerage LLP, a subsidiary of ICE, is authorized and regulated by the FSA to operate the Creditex RealTime platform in the United Kingdom and facilitate the conclusion of transactions of credit derivative instruments and bonds. Creditex Brokerage has FSA regulatory approval to deal as riskless principal or agent. The RealTime platform is open to eligible counterparties and professional clients as defined by the Markets in Financial Instruments Directive and Creditex’s services are not available to retail consumers. ICE Processing International Limited, a subsidiary of ICE, is also authorized and regulated by the FSA and authorized to provide the ICE Link platform and related services in the United Kingdom. In order to retain their status as FSA registered entities, these entities are required to meet various regulatory requirements in the United Kingdom.

The regulatory framework applicable to ICE Futures Europe is supplemented by a series of legislative provisions regulating the conduct of participants in the regulated market. Importantly, FSMA contains provisions making it an offense for participants to engage in certain market behavior and prohibits market abuse through the misuse of information, the giving of false or misleading impressions or the creation of market distortions. Breaches of those provisions give rise to the risk of sanctions, including financial penalties. It should be noted that under FSMA, ICE Futures Europe as a recognized investment exchange, and ICE Clear Europe as a recognized clearing house, enjoy statutory immunity in respect of any claims for damages brought against them relating to any actions undertaken (or in respect of any action they have failed to take) in good faith, in the discharge of their regulatory functions.

Screen-based access to product offerings of ICE Futures Europe is allowed from the United States pursuant to a “no action” letter from the CFTC. In June 2008, the CFTC revised ICE Futures Europe’s no action letter for products that settle on the price of a U.S. exchange’s futures contract to require ICE Futures Europe to adopt position limits and enhanced trader reporting equivalent to those required of designated contract markets. In August 2009, the CFTC issued a further amendment to ICE Futures Europe’s no action letter imposing additional conditions, under which:

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

•

ICE Futures Europe will provide transaction data in respect of contracts linked to U.S. markets (i.e., energy contracts for products with U.S. delivery points or which reference the settlement price of a U.S. designated contract market).

The products impacted include ICE Futures Europe’s WTI crude oil contract, its RBOB gasoline contract and its New York Harbour heating oil contract. ICE Futures Europe has complied with reporting obligations of the no action letter. Pursuant to the Financial Reform Act, the CFTC is proposing a registration scheme for foreign boards of trade like ICE Futures Europe that would largely codify the existing no action process discussed above.

As in the United States and in other jurisdictions, the United Kingdom has decided to reform the national structures for the supervision of financial institutions. More power is being given to its central bank, the Bank of England, by splitting the current unitary regulator, the FSA, into a consumer protection and markets agency, or CPMA, and a prudential agency, known as the Prudential Regulatory Authority, or PRA. The PRA will become a subsidiary of the Bank of England and the supervision of central counterparties will move from the FSA to the Bank of England. As a result of these changes, ICE Futures Europe will be supervised by the markets division of the CPMA and ICE Clear Europe will be supervised by the Bank of England. The new structure is expected to be launched in 2013 and we have begun to plan for this transition.

The Markets in Financial Instruments Directive (Directive 2004/39/EC), or MiFID, came into force on November 1, 2007 and introduced a harmonized approach to the licensing of services relating to commodity derivatives across Europe. The legislation also imposed greater regulatory burdens on European Union based operators of regulated markets, alternative trading systems and authorized firms in the commodity derivatives area. The legislation also introduced the concept of a pan-European “passport” that allowed ICE Futures Europe to offer services in all European Economic Area member states. This legislation is consistent with other initiatives introduced to provide a more harmonized approach to European regulation, for example, the Market Abuse Directives (Directives 2003/06/EC and 2004/72/EC) that became effective in October 2004 and July 2005 introduced a specific prohibition against insider dealing in commodity derivative products.

In the wake of the financial crisis, the European Union is reviewing MiFID and is considering new legislation to enhance financial stability, increase consumer protection and to bring standardized OTC derivatives onto electronic trading platforms and into clearing houses. In December 2010, the European Commission published a consultation document proposing changes to MiFID. Citing the financial crisis, the European Commission has drawn the boundaries of the MiFID review widely and the proposed changes to MiFID cover exchanges and trading systems, trade transparency, publication mechanisms, high frequency trading, a revamp of retail client-facing conduct of business rules, commodity trading, position limits and position reporting. The European Commission is likely to publish a legislative proposal to amend MiFID by mid-2011. At this stage, the provisions of the proposed legislation are not clear.

The European Union is also considering new legislation on OTC derivatives, clearing houses and trade repositories entitled the European Market Infrastructure Regulations, or EMIR. In general, EMIR will require, among other things, OTC trades to be reported to trade repositories, clearing of standardized OTC derivative contracts, and more stringent prudential, operational and business requirements for clearing houses. The final form of the legislation is expected by late 2011, which will then need to be approved by the individual member states of the European Union. The European Commission is also preparing material regarding the functioning of commodities markets that is expected to be published in early 2011. The material is expected to discuss the relationship between the physical and the financial markets and draw together the initiatives being planned already at the European Union level, for example MiFID.

Further, in December 2010, the Basel Committee issued a consultation on the capitalization of bank exposures to clearing houses. The paper focuses in particular on the amount of capital that banks must hold in relation to clearing house default fund exposures. The Basel Committee intends to supplement the consultation with an impact study and anticipates that its new rules will be implemented in member jurisdictions by January 2013.

All of the above changes in legislation and regulation could impose additional regulatory burdens and costs on our European businesses.

Regulation in Canada

ICE Futures Canada’s operations are subject to extensive regulation by the MSC under the CFA. The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange, and establishes financial and non-financial criteria for an exchange. In addition, ICE Futures Canada is also recognized by the MSC as a self-regulatory organization and is required to institute and maintain detailed rules and procedures to fulfill its obligations. ICE Futures Canada’s operations are also subject to oversight by other provincial securities commissions, including the Ontario Securities Commission and the Autorité des marchés financiers in Québec. ICE Futures Canada is responsible for surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and is under the audit jurisdiction of the MSC with respect to these self-regulatory functions. ICE Futures Canada has a significant number of trading terminals in the United States for which it relies upon a no action letter. The no action letter requires it to comply with the requirements of the CFTC including making regular filings. The CFTC is proposing a registration scheme for foreign boards of trade like ICE Futures Canada. The registration scheme would largely codify the existing no action process discussed above.

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

In addition, we have posted on our website the charters for our (i) Audit Committee, (ii) Compensation Committee, (iii) Nominating and Corporate Governance Committee and (iv) Regulatory Oversight Committee, as well as our Code of Business Conduct and Ethics, which includes our Whistleblower Hotline information, Board of Directors Governance Principles and Board Communication Policy. We will provide a copy of these documents without charge to stockholders upon request.

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

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability. We earn transaction fees for transactions executed and cleared in our markets and from the provision of electronic trade confirmation services. We derived 89%, 89% and 85% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively, from our transaction-based business. The success of our business depends on our ability to maintain and increase our trading volumes and the resulting transaction and clearing fees.

Over the last few years, global financial markets have experienced significant and adverse conditions as a result of the financial crisis, including a freezing of credit, substantially increased volatility, outflows of customer funds and investments, uncertain regulatory and legislative changes, losses resulting from lower asset values, defaults on loans and reduced liquidity. Many of the financial services firms that have been adversely impacted by the financial crisis are active participants in our markets. The trading volumes in our markets could decline substantially if our market participants reduce their level of trading activity for any reason, such as:

•	a reduction in the number of market participants that use our platform;

•	a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;

•

regulatory or legislative changes that result in reduced trading activity, including additional regulation of swap participants and swap dealers, reduction in proprietary trading by banks and the potential decrease in trading activity in energy markets caused by the imposition of position limits;

•	heightened capital maintenance requirements resulting from new regulation or mandated reductions in existing leverage;

•	reduced access to capital required to fund trading activities;

•	significant defaults by issuers of debt leading to market disruption or a lack of confidence in the market’s ability to process such defaults; or

•	increased instances of counterparty failure or the inability of CDS protection sellers to pay out contractual obligations upon the occurrence of a credit event.

A reduction in our overall trading volume would reduce our revenue and could also render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. Accordingly, any reduction in trading volumes or market liquidity could have a material adverse affect on our business and financial results.

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

Our business and operating results depend in large part on volatility in commodity prices generally and energy markets in particular and may be adversely impacted by domestic and international economic conditions.

Participants in the markets for energy and agricultural commodities trading pursue a range of trading strategies. While some participants trade in order to satisfy physical consumption needs, others seek to hedge contractual price risk or take speculative or arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven primarily by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Were there to be a sustained period of stability in the prices of commodities, we could experience lower trading volumes, slower growth or declines in revenues. In addition, a number of factors beyond our control may contribute to substantial fluctuations in our operating results.

Factors that are particularly likely to affect price volatility and price levels, and thus trading volumes and our operating results, include:

•	global and domestic economic, political and market conditions;

•

seasonality and weather conditions, including hurricanes and other significant weather events, and unnatural disasters like large oil spills, that impact the production of commodities, and, in the case of energy commodities, production, refining and distribution facilities for oil and natural gas;

•	real and perceived supply and demand imbalances in the commodities underlying our products, particularly energy and agricultural products;

•	war and acts of terrorism;

•	legislative and regulatory changes;

•	credit quality of market participants and the availability of capital;

•	changes in the average rate per contract that we charge for trading or the amounts we charge for market data;

•	the number of trading days in a quarter;

•	broad trends in industry and finance, including consolidation in our industry, and the level and volatility of interest rates, fluctuating exchange rates, our hedging actions, and currency values; and

•	concerns over inflation and deflation.

Any one or more of these factors may reduce trading activity, which could reduce liquidity — the ability to find ready buyers and sellers at current prices — which in turn could further discourage existing and potential market participants and thus accelerate any decline in the level of trading activity in these markets. In these circumstances, the markets with the highest trading volumes, and therefore the most liquidity, would likely have a competitive advantage over other markets. A significant decline in our trading volumes due to reduced volatility, lower prices or any other factor, could have a material adverse effect on our revenues since our transaction fees would decline and on our profitability since our revenues would decline faster than our expenses, some of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the liquidity of our markets, and the critical mass of transaction volume necessary to support viable markets, could be jeopardized.

Our revenues depend heavily upon trading volume in the markets for ICE Brent Crude and OTC North American natural gas. A decline in volume or in our market share in these contracts would jeopardize our ability to remain profitable and grow.

Our revenues currently depend heavily on trading volume in the markets for ICE Brent Crude futures contracts and OTC North American natural gas contracts. Trading in these contracts in the aggregate has represented 32%, 30% and 37% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008, respectively. While the percentage of total trading volume for these two contracts has decreased slightly since 2008, the actual trading volume for each of the two contracts has grown annually over the last three years. The percentage of total trading volume has decreased primarily due to our expansion into new contracts and markets and due to our acquisitions and the associated increase in other revenues. A decline in the total trading volume in these contracts would have a material negative impact on our operating results and profitability.

The derivatives and energy commodities trading industry has been and continues to be subject to increased legislative and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future, which may reduce our trading volumes or increase our cost of doing business.

President Obama signed the Financial Reform Act on July 21, 2010. The Financial Reform Act was passed in response to the recent financial crisis and recession and is the most sweeping change to financial regulation in the U.S. since the Great Depression. The Financial Reform Act requires hundreds of rules to be promulgated by various Federal agencies, as well as many reports and studies to be conducted. Depending on the outcome of the final rules, we may be required to change the way we operate our business, including the way we offer contracts for trading, clear contracts and sell data. Please see “Item 1 – Business – Regulation” above for additional information regarding new laws and regulations that impact our business.

Providing facilities to trade financial derivatives and energy products is one of our core businesses and the Financial Reform Act will impact many aspects of our business. There are currently many regulatory proposals outstanding and additional bills or regulatory changes may be introduced in the future that target our markets and our futures and OTC market participants. With the passage of the Financial Reform Act, OTC platforms will have to register with the CFTC or the SEC (for security-based OTC trades) as swaps execution facilities. A swaps execution facility would be subject to a set of core principles similar to a futures market. These core principles would require market monitoring and position limits, among other things. In addition, pursuant to rules proposed by the CFTC and the SEC, many derivatives market participants will have to register as swap dealers or major swap participants. Registration as a swap dealer or a major swap participant will subject these participants to greater regulation, including business conduct standards, record-keeping requirements and capital requirements, which may result in some of these participants leaving our markets.

As a result of the Financial Reform Act, certain of our businesses will need to register as a swap execution facility or designated clearing agency and the registration and additional oversight of these businesses will increase the costs of our operations and the costs to our market participants. Our OTC energy platform already meets many of what we believe will be the swap execution facility obligations through our compliance with the significant price discovery contract provisions of the 2008 Farm Bill with respect to the majority of the contracts traded in our OTC markets by volume. However, other markets traded on our energy swaps trading platform will have to be operated differently as a swap execution facility, and other parts of our business, including Creditex, our CDS business, will likely be required to be registered as swap execution facilities and become subject to a higher level of regulation. This additional regulation will increase the cost of operating our business and the cost of using our markets for our market participants.

An additional example of the impact of the Financial Reform Act include a CFTC proposed rule to modify position limits for our WTI crude oil, Henry Hub natural gas, RBOB gasoline, coffee, cocoa, sugar, and heating oil contracts. The new rules, if adopted, will operate in two phases. The first phase will place position limits on contacts in the spot month, much like the manner in which exchanges today place position limits on contracts during the expiration period and accountability levels, which are more flexible than position limits, in other months. However, spot month position limits will be aggregated across exchanges, which will limit the total amount of contracts a trader can hold to contract expiration compared to our existing position limits. In the second phase, the proposed rules will place aggregate hard position limits across all contract months on all trading venues trading economically equivalent contracts. Contracts will be aggregated across exchanges into two classes: (i) futures and options and (ii) swaps, including uncleared swaps. There will be limits within a class (futures in one class and swaps in another class) and limits across classes (futures and swaps combined). Currently, our energy contracts are not subject to all month position limits and are only subject to position limits in the final three days of the delivery month. Foreign boards of trade, such as ICE Futures Europe, that list contracts that settle on the settlement price of a domestic designated contract market, would be subject to similar requirements and limitations for U.S. linked contracts. While position limits currently apply to our U.S.-linked contracts traded on ICE Futures Europe and to our OTC contracts deemed to be significant price discovery contracts, should the CFTC set the position limits and limit hedge exemptions in a manner that unduly limits the hedging or trading ability of our participants, trading volume may shift away from our markets to areas outside the present jurisdictional reach of the CFTC and trading volumes and liquidity in our markets may be adversely impacted. In addition, the United Kingdom and European Union authorities are considering requiring position limits on traded products that could impact trading on ICE Futures Europe.

The Financial Reform Act also calls for the real time public reporting of OTC derivatives transactions. ICE currently sells its OTC data and a requirement to publicly report derivatives transactions could impact the revenue we derive from selling this data. In addition, the Financial Reform Act mandates clearing of most OTC derivatives and we operate an electronic trade confirmation business, eConfirm, that derives revenues from electronically confirming bilateral OTC transactions. Given that the number of bilateral OTC transactions will decrease as a result of the Financial Reform Act and that the proposed rules provide that any swap executed on a swap execution facility platform would be deemed “confirmed”, eConfirm’s business, and the revenue we receive from eConfirm, could be materially impacted. Further, the Volker Rule and swaps push out provisions require certain of our market participants to make major changes to their business models, including, in some cases, the potential termination of some trading activities or divestiture of certain trading operations. Given the higher regulatory requirements, participants could migrate away from transacting in swaps to other derivatives, such as futures, that will not subject them to the more stringent regulatory requirements governing major market participants that trade swaps.

Finally, allegations of manipulative trading by market participants or the failure of industry participants could subject us, our markets or our industry to further regulatory scrutiny, possible fines or restrictions, as well as significant legal expenses and adverse publicity. In addition, increased regulation could materially adversely affect our business by limiting the amount of trading that is conducted in our markets.

We are currently subject to regulation in multiple jurisdictions. Failure to comply with existing regulatory requirements, and possible future changes in these requirements or in the current interpretation of these requirements, could adversely affect our business.

Financial reform initiatives are occurring globally and we operate in many jurisdictions. ICE Futures Europe, through which we conduct our energy futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures Europe has regulatory responsibility in its own right and is subject to supervision by the FSA pursuant to the FSMA. ICE Futures Europe is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. Likewise, ICE Futures U.S. operates as a designated contract market and as a self-regulatory organization. ICE Futures U.S. is responsible for ensuring that the exchange operates in accordance with existing rules and regulations, and must comply with eighteen core principles under the Commodity Exchange Act. The ability of ICE Futures Europe and ICE Futures U.S. to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, surveillance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. Failure to comply with current regulatory requirements and regulatory requirements that may be imposed on us in the future could subject us to significant penalties, including termination of our ability to conduct our regulated energy futures business through ICE Futures Europe and our regulated agricultural commodities, equity index and currency businesses through ICE Futures U.S.

Electronic trading in our energy futures contracts on ICE Futures Europe is permitted in many jurisdictions around the world, including in the United States, through “no action” relief from the local jurisdiction’s regulator. In the United States, direct electronic access to trading in ICE Futures Europe and ICE Futures Canada products is offered to U.S. persons based on a series of no action letters from the CFTC that permit non-U.S. exchanges, referred to as foreign boards of trade, to provide U.S. persons with electronic access to their markets without registration with the CFTC as a U.S. regulated exchange. The CFTC is proposing to end the no action regime and require foreign boards of trade to register with the CFTC, which could impose additional regulatory burdens and costs on our operation at ICE Futures Europe and ICE Futures Canada.

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

Possible future rules and regulations regarding the operation of our clearing houses may have a material adverse effect on the operation of our business by preventing us from realizing the full economic benefits of operating our clearing houses.

Our clearing houses manage risks and we have developed comprehensive risk management strategies. In the proposed rules that implement the Financial Reform Act, the CFTC may attempt to increase competition in clearing by making various changes, including the manner in which we operate our clearing houses, such as determining who qualifies as a clearing member and implementing different risk management standards. These changes could impair the effectiveness and profitability of our clearing houses.

For example, the Financial Reform Act has an open access provision that would require a clearing house to accept swaps that originate from any swap execution facility if the clearing house already accepts the swap for clearing. Requiring a clearing house to accept and clear trades executed on an unrelated trading facility would expose our clearing house to trades that we may not have the same level of confidence compared to a trade that had been executed on our trading facility. Further, clearing trades from other trading facilities could make it more difficult to track positions and counterparty risk exposure, which will make the operation of our clearing houses riskier and more difficult since there will need to be common rules and margin requirements as well as more information sharing between competing clearing houses. Finally, the open access provisions could diminish the value of our OTC swaps execution platform by enabling competing electronic venues to submit trades to our clearing houses for clearing. Also, our clearing houses will have less control over the decision of whether to accept and clear trades from various execution facilities.

The CFTC recently proposed to require clearing houses to lower their capital requirements for clearing members to $50 million in adjusted net capital. While lowering the capital requirements for members to join a clearing house may increase the number of clearing members in a clearing house, such a regulatory change may force our clearing houses to include clearing members that would not have otherwise satisfied the risk profile that we impose on existing clearing members, thereby increasing the likelihood of a default by a clearing member. Also, if regulatory considerations override our existing core risk management processes, margin parameters could be set too low, which could result in a clearing house holding insufficient margin funds to cover the cost of a default and thus exposing its guaranty fund to claims. In addition, the CFTC has proposed rules that would mandate new requirements regarding the financial resources that a clearing house must hold as regulatory capital and that would require registration in the U.S. as a futures commission merchant to clear certain contracts. These requirements may prove to be too onerous for some of our existing clearing members.

Finally, the CFTC has proposed rules to require OTC market participants trading on a swap execution facility to post sufficient margin to cover liquidating their position over a five day period rather than a one day period as is applicable to futures. While ICE Trust currently has a five day margin requirement, ICE Clear Europe (like most other clearing houses) requires one days worth of margin for our OTC energy business. If the CFTC adopts this requirement in final rules, it will make clearing swaps more expensive for market participants which could negatively impact the revenue we generate from our clearing operations or bias business to futures markets.

We face intense competition that could materially and adversely affect our business. If we are not able to compete successfully, our business will be adversely impacted.

The global derivatives industry has grown more competitive in the recent past and we face intense competition in all aspects of our business. We believe competition in our industry is based on a number of important factors including, but not limited to, market liquidity, transparency, technology advancements, platform speed and reliability, regulatory differences, new product offerings, pricing and risk management capabilities.

Our competitors, both domestic and international, are numerous. We currently compete with:

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

Competition in the market for derivatives trading and clearing has intensified and become more global in connection with the increase in electronic trading platforms and the desire by existing exchanges to diversify their product offerings. Further, a regional exchange in an emerging market country, such as India or China, or a producer country, could attract enough trading activity to compete with our benchmark products. A decline in our fees due to competitive pressure, the inability to successfully launch new products or the loss of customers due to competition could lower our revenues, which would adversely affect our profitability. We cannot assure you that we will be able to continue to expand our product offerings, or that we will be able to retain our current customers or attract new customers. If we are not able to compete successfully our business could be materially impacted, including our ability to sustain as an operating entity.

We intend to continue offering new products and to explore acquisition opportunities and strategic alliances relating to other businesses, products or technologies, which will involve risks. We may not be successful in identifying opportunities or integrating other businesses, products or technologies successfully with our business. Any such transaction also may not produce the results we anticipate.

We intend to launch new products and continue to explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material and will involve risks. Further, we may spend substantial time and money developing new product offerings or improving current product offerings. If these product offerings are not successful, we may miss a potential market opportunity and not be able to offset the costs of such initiatives.

The market for acquisition targets and strategic alliances is highly competitive, particularly in light of consolidation in the exchange and clearing sector. As a result, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Further, our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. If we are required to raise capital by incurring additional debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, we cannot assure you that any such financing will be available or that the terms of such financing will be favorable to us.

Also, offering new products and pursuing acquisitions requires substantial time and attention of the management team, which could prevent the management team from successfully overseeing other initiatives. As a result of any future acquisition, we may issue additional shares of our common stock that dilute shareholders’ ownership interest in us, expend cash, incur debt, assume contingent liabilities, inherit existing or pending litigation or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations and negatively impact our stock price.

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our mergers and acquisitions, strategic joint ventures or investments, which could adversely affect the value of our common stock.

The success of our mergers and acquisitions will depend, in part, on our ability to realize the anticipated synergies and growth opportunities, as well as our expected cost savings and revenue growth trends. In general, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies in our mergers and acquisitions. However, the process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business.

Integration of companies acquired is complex and time consuming, and requires substantial resources and effort. The integration process and other disruptions resulting from the mergers or acquisitions may disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings or our ability to achieve the anticipated benefits of the merger or acquisition. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected.

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

The determination of the value of goodwill and other intangible assets with respect to our acquisitions and other investments requires management to make estimates and assumptions that affect our consolidated financial statements. We assess goodwill, other intangible assets and other investments for impairment by applying a fair-value based test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. In the fourth quarter of 2008 and the second quarter of 2009, we recorded a pre-tax, non-cash impairment charge of $15.7 million and $9.3 million, respectively, on our investment in the National Commodity and Derivatives Exchange, Ltd., or NCDEX.

We cannot assure you that we will not experience future events that result in similar and additional impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments could have a significant negative impact on our future operating results. For additional information on the NCDEX impairment charges and other impairment charges, refer to notes 6 and 8 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Our cost structure is largely fixed. If our revenues decline and we are unable to reduce our costs, or if our expenses increase without a corresponding increase in revenues, our profitability will be adversely affected.

Our cost structure is largely fixed and we expect that it will continue to be largely fixed in the foreseeable future. We base our expectations of our cost structure on historical and expected levels of demand for our products and services as well as our fixed operating infrastructure, such as computer hardware and software, leases, hosting facilities and security and staffing levels. If demand for our current products and services decline, our revenues will decline. If demand for future products that we acquire or license is not to the level necessary to offset the cost of the acquisition or license, our net income would decline. For example, we have incurred significant costs to secure the exclusive license with Russell for listing Russell’s Index futures, the costs of which is being amortized over the next several years. If our clearing and execution fees for the Russell Index futures is not sufficient to offset the amortization costs, our net income will decrease. Further, we have to achieve certain volume levels to maintain exclusivity with respect to our licensing agreement with Russell and the failure to do so could materially impact the value we receive from the Russell investment. We may not be able to adjust our cost structure, at all or on a timely basis, to counteract a decrease in revenues or net income, which would adversely impact our revenues.

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

There are risks inherent in operating a clearing house, including exposure to the market and counterparty risk of clearing members, defaults by clearing members and providing a return to the clearing members on the funds invested by the clearing houses, which could subject our business to substantial losses. For example, clearing members have placed an aggregate of cash in ICE Clear Europe relating to margin requirements and funding the guaranty fund of $13.7 billion as of December 31, 2010 and a total of $22.7 billion for all of our clearing houses. For ICE Clear Europe, these funds are swept and invested daily by JPMorgan Chase Bank N.A. in accordance with our clearing house investment guidelines. Our clearing houses have an obligation to return margin payments and guaranty fund contributions to clearing members once the relevant clearing member’s exposure to the clearing house no longer exists. In addition, ICE Clear Europe must provide an interest yield to clearing members in respect of margin and guaranty fund contributions lodged with the clearing house. If the investment principal amount decreases in value, ICE Clear Europe will be liable for the shortfall. Further, if the number of large well capitalized banks that are clearing members decreases, the concentration of risks within our clearing houses will be spread among a smaller pool of clearing members.

Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a counterparty’s default. We cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. We have contributed our own capital to the guaranty fund of the clearing houses that could be used in the event of a default where the defaulting trader’s margins, the defaulting clearing participant’s margins, the defaulting clearing participant’s guaranty fund contributions and non-defaulting clients net funds of the clearing participant are not sufficient to cover the default. Furthermore, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in the guarantee of our clearing houses.

If we are unable to keep up with rapid changes in technology and participant preferences, we may not be able to compete effectively.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and reliability of our electronic platforms and our proprietary technology. The financial services industry is characterized by rapid technological change, change in use patterns, change in client preferences, frequent product and service introductions and the emergence of new industry standards and practices. These changes could render our existing proprietary technology uncompetitive or obsolete. Our ability to pursue our strategic objectives, including increasing trading volumes on our trading platforms, as well as our ability to continue to grow our business, will depend, in part, on our ability to:

•	enhance our existing services and maintain and improve the functionality and reliability of our electronic platform, in particular, reducing network downtime or disruptions;

•	develop or license new technologies that address the increasingly sophisticated and varied needs of our participants;

•	increase trading and clearing system functionality to support future growth;

•	anticipate and respond to technological advances and emerging industry practices on a cost-effective and timely basis; and

•

continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies while attempting to keep our employee headcount low.

We cannot assure you that we will successfully implement new technologies or adapt our proprietary technology to our participants’ requirements or emerging industry standards in a timely and cost-effective manner. Any failure to remain abreast of industry standards in technology and to be responsive to participant preferences could cause our market share to decline and negatively impact our revenues.

Our business may be harmed by computer and communications systems failures and delays.

We support and maintain many of the systems that comprise our electronic platforms. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Although we fully replicate our primary data center, our redundant systems or disaster recovery plans may prove to be inadequate. Our systems, or those of our third party providers, may fail or be shutdown or, due to capacity constraints, may operate slowly, causing one or more of the following:

•	unanticipated disruption in service to our participants;

•	slower response time and delays in our participants’ trade execution and processing;

•	failed settlement by participants to whom we provide trade confirmation or clearing services;

•	incomplete or inaccurate accounting, recording or processing of trades;

•	failure to complete the clearing house margin settlement process resulting in significant financial risk;

•	our distribution of inaccurate or untimely market data to participants who rely on this data in their trading activity; and

•	financial loss.

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

Although many of our systems are designed to accommodate additional volume and products and services without redesign or replacement, we will need to continue to make significant investments in additional hardware and software and telecommunications infrastructure to accommodate the increases in volume of order and trading transaction traffic and to provide processing and clearing services to third parties. If we cannot increase the capacity and capabilities of our systems to accommodate an increasing volume of transactions and to execute our business strategy, our ability to maintain or expand our businesses would be adversely affected.

Our systems and those of our third party service providers may be vulnerable to security risks, which could result in wrongful use of our information, or which could make our participants reluctant to use our electronic platform.

We regard the secure transmission of confidential information on our electronic platforms as a critical element of our operations. Our networks and those of our participants, our third party service providers and external market infrastructures, may, however, be vulnerable to unauthorized access, fraud, computer viruses, denial of service attacks, firewall or encryption failures and other security problems. Recently, alleged phishing and hacking incidents have resulted in unauthorized transfers of certain affected European Union emissions allowances, or EUAs from accounts in various European registries. The affected EUAs have been transferred between registry accounts and eventually some affected EUAs were delivered by clearing members to the clearing house’s registered accounts in the U.K. pursuant to delivery obligations under relevant ICE Futures Europe contracts. Further, some affected EUAs were delivered to ICE Clear Europe’s registered accounts in the U.K. as collateral. Separately, on January 19, 2011, the European Commission suspended all transactions in registries in the European Union Emissions Trading Scheme except for allocation and surrender of allowances as a transitional measure in view of recurring security breaches in relevant national registries. In addition, ICE Futures Europe suspended trading in its daily emissions futures markets on January 19, 2011 and such suspension is still in effect as of the date of this Annual Report on Form 10-K. While this suspension has not extended beyond the daily market, it could eventually apply to our futures emission contracts that settle on a quarterly basis. While these incidents have not to date resulted in material liability to our clearing houses, these or more severe instances of such circumstances in the future could cause our participants to lose confidence in the emissions market and they could reduce or stop their trading activity, which would have a negative impact on our business. We may be required to expend significant resources to protect our business and our participants against the threat of security breaches or to alleviate problems caused by security breaches. We are also aware of litigation between some market participants and it is possible that we could be enjoined in such litigation in the future. Although we intend to continue to implement industry standard security measures ourselves and are requiring additional collateral, we cannot assure you that those measures will be sufficient to protect our business against losses or any reduced trading volume incurred in our markets as a result of any breaches in registry security in the European Union Emissions Trading Scheme or concerns around such security issues. Further, other underlying instruments of derivatives we clear may face similar problems in the future.

Regulation of the OTC business is uncertain and such uncertainty, or future regulatory changes, could reduce trading in the credit derivatives market.

The current regulatory environment for trading of OTC energy and credit products is unclear and regulators in the U.S. and Europe may choose to enact additional financial market reforms in the coming months to broaden the purview of regulation and alter the mix of regulators that oversee these markets. While we plan to continue to work with all regulatory bodies to develop an appropriate solution to ensure that these markets are properly regulated, we do not know the final form such regulation will take or what the differences will be in different jurisdictions. More stringent regulation could negatively impact transaction volumes in the energy and credit markets, which would have a negative impact on our business. Additionally, the implementation of new regulatory requirements and processes to ensure continued compliance with such regulations will require us to incur significant compliance costs.

Owning and operating voice broker businesses expose us to additional risk and these businesses are largely dependent on their broker-dealer clients. These clients are not restricted from transacting or processing transactions directly, or through their own proprietary or third-party platforms, and the Financial Reform Act will place additional regulation on voice brokers.

Our voice broker business is primarily transaction-based and it provides brokerage services to clients primarily in the form of agency transactions, although it also engages in a limited number of matched principal transactions. In agency transactions, customers pay transaction fees for trade execution services in which we connect buyers and sellers who settle their transactions directly. In matched principal transactions (also known as “risk-less principal” transactions), we agree to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. Such transactions leave Creditex, which is the subsidiary that engages in these transactions, with risk as principal on a transaction. The majority of the Creditex transactions are agency transactions and the matched principal transactions accounted for approximately 2% of the total transactions for Creditex for the year ended December 31, 2010. With respect to matched principal transactions, a counterparty to a matched principal transaction may fail to fulfill its obligations, or Creditex may face liability for an unmatched trade. Declines in trading volumes in credit derivatives would adversely affect the revenues we derive from Creditex. We also face the risk of not being able to collect transaction or processing fees charged to customers for brokerage services and processing services we provide.

None of our broker-dealer clients are contractually or otherwise obligated to continue to use our services and our agreements with broker-dealers are generally not exclusive and broker-dealers may terminate such agreements and enter into, and in some cases have entered into, similar agreements with our competitors. Additionally, many of our broker-dealer clients are involved in other ventures, including other electronic trading and processing platforms, as trading participants or as equity holders, and such ventures or newly created ventures may compete with us.

Finally, under the Financial Reform Act and rules promulgated under the Act, it is likely that voice brokers will be subjected to heightened regulation and limitations on the manner in which they can execute business on behalf of customers.

Any infringement by us of intellectual property rights of others could result in litigation and adversely affect our ability to continue to provide, or increase the cost of providing, our products and services.

Patents and other intellectual property rights are increasingly important as additional electronic components are used in trading and patents and other intellectual property rights of third parties may have an important bearing on our ability to offer certain of our products and services. Our competitors, as well as other companies and individuals, may have obtained, and may be expected to obtain in the future, patent rights related to the types of products and services we offer or plan to offer. We cannot assure you that we are or will be aware of all patents that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued, and therefore we cannot evaluate the extent to which our products and services may be covered or asserted to be covered in pending patent applications. Thus, we cannot be sure that our products and services do not infringe on the rights of others or that others will not make claims of infringement against us.

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

We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies, for elements of our trading, clearing and other systems. Moreover, the general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. We also rely on access to certain data used in our business through licenses with third parties and we rely on a large international telecommunications company for the provision of hosting services. In addition, participants trading on our electronic platform may access it through 43 order routing and 31 trade capture conformed ISVs, which represent a substantial portion of the ISVs that serve the commodities markets. The loss of a significant number of ISVs providing access could make our platform less attractive to participants who prefer this form of access. We also may transition from certain third party software and systems to proprietary software and systems and if the transition of such services to our proprietary systems is not successful, we could lose trading volume, incur liability as a result of the failed proprietary system or lose customers due to failed technology initiatives. If these companies were to discontinue providing services to us, we would likely experience significant disruption to our business.

We are subject to litigation and liability risks.

Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied participants that have traded on our electronic platform or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or alleged improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets. In addition, we are subject to various contractual disputes, some of which we are involved with due to acquisition activity. An adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our financial condition and operating results.

Our ability to comply with applicable complex and changing laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. For example, the CFTC periodically reviews our exchange’s ability to self-regulate and our compliance with core principles relating to audit trail, trade practice, market surveillance and disciplinary and dispute resolution programs. If we fail to comply with these core principles, the CFTC could take a variety of actions that could impair our ability to conduct our business.

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

Our most valuable property is our technology and the infrastructure underlying it. Our intellectual property is described under the heading “Technology” in Item 1 — Business. In addition to our intellectual property, our other primary assets include computer equipment, software and internally developed software. We own an array of computers and related equipment. The net book value of our computer equipment, software and internally developed software was $70.8 million as of December 31, 2010.

Our principal executive offices are located in Atlanta, Georgia. We occupy 78,320 square feet of office space in Atlanta under a lease that expires on June 30, 2014. We also lease an aggregate of 244,350 square feet of office space in New York, London, Chicago, Stamford, Washington, D.C., Houston, Winnipeg, Calgary and Singapore. Our largest physical presence outside of Atlanta is in New York, New York, where we have leased 129,700 square feet of office space, primarily relating to ICE Futures U.S.’s executive office and its principal trading floor that are located at One North End Avenue, New York, New York. ICE Futures U.S. leases this space from NYMEX under a lease that expires on July 1, 2013, unless an option to renew for five years is extended by NYMEX following the initial term. Our second largest physical presence outside of Atlanta is in London, England, where we have leased 42,500 square feet of office space. The various leases covering these spaces generally expire in 2012, 2014 and 2015.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of IntercontinentalExchange’s security holders during the fourth quarter of our fiscal year ended December 31, 2010.

ITEM 4(A).    EXECUTIVE OFFICERS OF INTERCONTINENTALEXCHANGE, INC.

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers and certain other key employees:

Name	Age	Title
Jeffrey C. Sprecher	55	Chairman of the Board and Chief Executive Officer
Charles A. Vice	47	President and Chief Operating Officer
Scott A. Hill	43	Chief Financial Officer and Senior Vice President
David S. Goone	50	Senior Vice President, Chief Strategic Officer
Edwin D. Marcial	43	Chief Technology Officer and Senior Vice President
Johnathan H. Short	45	Senior Vice President, General Counsel and Corporate Secretary
David J. Peniket	45	President and Chief Operating Officer, ICE Futures Europe
Thomas W. Farley	35	President and Chief Operating Officer, ICE Futures U.S.

Jeffrey C. Sprecher.    Mr. Sprecher has served as Chief Executive Officer and a director since our inception and has served as our Chairman of the Board since November 2002. As our Chief Executive Officer, he is responsible for our strategic direction, operation, and financial performance. Mr. Sprecher purchased Continental Power Exchange, Inc., our predecessor company, in 1997. Prior to joining Continental Power Exchange, Inc., Mr. Sprecher held a number of positions, including President, over a fourteen-year period with Western Power Group, Inc., a developer, owner and operator of large central-station power plants. While with Western Power, Mr. Sprecher was responsible for a number of significant financings. Mr. Sprecher serves on the U.S. Commodity Futures Trading Commission Global Market Advisory Committee and is a member of the Energy Security Leadership Council. Mr. Sprecher has been consistently recognized for his entrepreneurial achievements. Mr. Sprecher holds a B.S. degree in Chemical Engineering from the University of Wisconsin and an MBA from Pepperdine University.

Charles A. Vice.    Mr. Vice has served as Chief Operating Officer since July 2001 and our President since October 2005. As our President and Chief Operating Officer, Mr. Vice is responsible for overseeing our technology operations, including market development, customer support and business development activities. He has over 15 years of experience in applying information technology in the energy industry. Mr. Vice joined Continental Power Exchange, Inc. as a Marketing Director during its startup in 1994, and prior thereto was a Principal with Energy Management Associates for five years, providing consulting services to energy firms. From 1985 to 1988, he was a Systems Analyst with Electronic Data Systems. Mr. Vice holds a Bachelor’s of Science degree in Mechanical Engineering from the University of Alabama and an MBA from Vanderbilt University.

Scott A. Hill.    Mr. Hill has served as Senior Vice President and Chief Financial Officer since May 2007. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, including treasury, tax, cash management and investor relations. He is also responsible for financial planning, audit, business development and human resources. Mr. Hill also oversees ICE’s global clearing operation and global CDS initiatives. Prior to joining us, Mr. Hill spent 16 years as an international finance executive for IBM. He oversaw IBM’s worldwide financial forecasts and measurements from 2006 through 2007, working alongside the CFO of IBM and with all of the company’s global business units. Prior to that, Mr. Hill was Vice President and Controller of IBM’s Japan multi-billion dollar business operation from 2003 through 2005. Mr. Hill earned his BBA in Finance from the University of Texas at Austin and his MBA from New York University, where he was recognized as a Stern Scholar.

David S. Goone.    Mr. Goone has served as Senior Vice President, Chief Strategic Officer since March 2001. He is responsible for the expansion of our product line, including futures products and trading capabilities for our electronic platform. Mr. Goone also leads our global sales organization. Prior to joining us, Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.

Edwin D. Marcial.    Mr. Marcial has served as Senior Vice President and Chief Technology Officer since May 2000. He is responsible for all systems development and our overall technology strategy. He also oversees the software design and development initiatives of our information technology professionals in the areas of project management, architecture, software development and quality assurance. Mr. Marcial joined the software development team at Continental Power Exchange, Inc. in 1996 and has nearly 20 years of IT experience building large-scale systems in the energy industry. Prior to joining Continental Power Exchange, Inc., he led design and development teams at Harris Corporation building software systems for the company’s energy controls division. Mr. Marcial earned a B.S. degree in Computer Science from the College of Engineering at the University of Florida.

Johnathan H. Short.    Mr. Short has served as Senior Vice President, General Counsel and Corporate Secretary since June 2004. In his role as General Counsel, he is responsible for managing our legal and regulatory affairs. As Corporate Secretary, he is also responsible for a variety of our corporate governance matters. Prior to joining us, Mr. Short was a partner at McKenna Long & Aldridge LLP, a national law firm with approximately 475 attorneys. Mr. Short practiced in the corporate law group of McKenna, Long & Aldridge (and its predecessor firm, Long Aldridge & Norman LLP) from November 1994 until he joined us in June 2004. From April 1991 until October 1994, he practiced in the commercial litigation department of Long Aldridge & Norman LLP. Mr. Short holds a J.D. degree from the University of Florida, College of Law, and a B.S. in Accounting from the University of Florida, Fisher School of Accounting.

David J. Peniket.    Mr. Peniket has served as President, ICE Futures Europe, since October 2005 and Chief Operating Officer, ICE Futures Europe, since January 2005. Mr. Peniket is responsible for ICE Futures Europe’s financial performance, technology and market operations, human resources, business development, regulation and risk management. Prior to assuming the role of Chief Operating Officer, Mr. Peniket served as Director of Finance of ICE Futures Europe since May 2000. Before joining ICE Futures Europe in 1999, Mr. Peniket worked for seven years at KPMG LLP, where he trained as an accountant and was a consultant in its financial management practice. Mr. Peniket was Research Assistant to John Cartwright MP from 1988 to 1991. He holds a B.Sc. (Econ) degree in Economics from the London School of Economics and Political Science and is a Chartered Accountant.

Thomas W. Farley.    Mr. Farley joined ICE Futures U.S. in February 2007 as President and Chief Operating Officer. Mr. Farley also serves as a member of the Board of Directors of ICE Futures U.S. and ICE Clear U.S. From July 2006 to January 2007, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the commodity derivatives markets. From October 2000 to July 2006, Mr. Farley served as Kiodex’s Chief Financial Officer and he also served as Kiodex’s Chief Operating Officer from January 2003 to July 2006. Prior to Kiodex, Mr. Farley held positions in investment banking and private equity. Mr. Farley holds a Bachelor of Arts in Political Science from Georgetown University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

As of February 7, 2011, there were approximately 487 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock and we have not determined that we will pay dividends on our common stock in the near future. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board of directors deems relevant.

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. Our common stock was initially offered and sold to the public at a price of $26.00 per share and has been publicly traded since November 16, 2005. Prior to that date, there was no public market in our stock. On February 7, 2011, our common stock traded at a high of $121.81 per share and a low of $120.13 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low
Year Ended December 31, 2009
First Quarter	$85.00	$50.10
Second Quarter	$121.93	$72.06
Third Quarter	$115.26	$83.00
Fourth Quarter	$114.93	$91.00
Year Ended December 31, 2010
First Quarter	$113.62	$93.50
Second Quarter	$129.53	$105.53
Third Quarter	$114.44	$92.18
Fourth Quarter	$121.90	$105.08

Equity Compensation Plan Information

The following table provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2010, which consist of the 2000 Stock Option Plan, 2003 Directors Plan, 2004 Restricted Stock Plan, 2005 Equity Incentive Plan, 2009 Omnibus Incentive Plan and Creditex 1999 Stock Option/Stock Issuance Plan. The 2000 Stock Option Plan, the 2004 Restricted Stock Plan, the 2005 Equity Incentive Plan and the Creditex 1999 Stock Option/Stock Issuance Plan were all retired on May 14, 2009, when our shareholders approved the 2009 Omnibus Incentive Plan. No future issuances will be made from these retired plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,453,152	(1)	$75.60	(1)	3,013,768
Equity compensation plans not approved by security holders(2)	552,512	(2)	$29.36	(2)	205,472

TOTAL	2,005,664		$56.73	(1)(2)	3,219,240

(1)	The 2000 Stock Option Plan was approved by our stockholders in June 2000. The 2005 Equity Incentive Plan was approved by our stockholders in June 2005. The 2009 Omnibus Incentive Plan was approved by our stockholders on May 14, 2009, on which date the 2000 Stock Option Plan and the 2005 Equity Incentive Plan were retired. Of the 1,453,152 securities to be issued upon exercise of outstanding options and rights, 755,117 are options with a weighted average exercise price of $75.60 and the remaining 698,035 securities are restricted stock shares that do not have an exercise price.

(2)	This category includes the 2003 Directors Plan, 2004 Restricted Stock Plan and the Creditex 1999 Stock Options/Stock Issuance Plan. Of the 552,512 securities to be issued upon exercise of outstanding options and rights, 520,675 are options with a weighted average exercise price of $29.36 and the remaining 31,837 securities are restricted stock shares that do not have an exercise price. For more information concerning these plans, see note 10 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2007 and 2006 and as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2010(1)	2009(1)	2008(1)	2007(1)	2006
	(In thousands, except for per share data)
Consolidated Statement of Income Data
Revenues:
Transaction and clearing fees, net(2)	$1,023,454	$884,473	$693,229	$490,358	$273,629
Market data fees	109,175	101,684	102,944	70,396	34,236
Other	17,315	8,631	16,905	13,539	5,934

Total revenues	1,149,944	994,788	813,078	574,293	313,799

Operating expenses:
Compensation and benefits	236,649	235,677	159,792	101,397	49,750
Professional services	32,597	35,557	29,705	23,047	11,395
Patent royalty	—	—	—	1,705	9,039
Acquisition-related transaction costs(3)	9,996	6,139	—	11,121	—
Selling, general and administrative	97,244	93,439	67,800	50,759	25,266
Depreciation and amortization	121,209	111,357	62,247	32,701	13,714

Total operating expenses	497,695	482,169	319,544	220,730	109,164

Operating income	652,249	512,619	493,534	353,563	204,635
Other income (expense), net(4)(5)	(42,107)	(18,914)	(20,038)	4,871	7,908

Income before income taxes	610,142	493,705	473,496	358,434	212,543
Income tax expense	202,375	179,551	172,524	117,822	69,275

Net income	$407,767	$314,154	$300,972	$240,612	$143,268

Net (income) loss attributable to noncontrolling interest(6)	(9,469)	1,834	—	—	—

Net income attributable to IntercontinentalExchange, Inc.	$398,298	$315,988	$300,972	$240,612	$143,268

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$5.41	$4.33	$4.23	$3.49	$2.54

Diluted	$5.35	$4.27	$4.17	$3.39	$2.40

Weighted average common shares outstanding:
Basic	73,624	72,985	71,184	68,985	56,474
Diluted	74,476	74,090	72,164	70,980	59,599

(1)	We acquired several companies during the years ended December 31, 2010, 2009, 2008 and 2007 and have included the financial results of these companies in our consolidated financial statements effective from the respective acquisition dates. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these acquisitions.

(2)	Our transaction and clearing fees are presented net of rebates. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(3)	During the years ended December 31, 2010 and 2009, we expensed $10.0 million and $6.1 million in transaction costs directly relating to various acquisitions. On January 1, 2009, we adopted what is now part of Accounting Standards Codification, or ASC, Topic 805 related to business combinations and are now required to expense all acquisition-related transaction costs as incurred. Prior to 2009, we could capitalize these costs as part of the purchase price and would only have to expense these costs if we incurred these costs but the acquisition did not close. During the year ended December 31, 2007, we incurred $11.1 million in transaction costs directly relating to our proposed merger with CBOT Holdings, Inc., or CBOT. We did not succeed in our proposed merger with CBOT, and the CME Group Inc. completed its acquisition of CBOT in July 2007.

(4)	The financial results for the years ended December 31, 2010, 2009, 2008 and 2007 include $25.1 million, $16.8 million, $13.2 million and $15.5 million, respectively, in interest expense on our outstanding indebtedness and $5.0 million, $5.6 million, $6.0 million and $3.1 million, respectively, in interest expense relating to the Russell licensing agreement. The financial results for the year ended December 31, 2010 include a loss of $15.1 million on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE. The financial results for the year ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various other cost method investments. The financial results for the year ended December 31, 2007 include a gain on disposal of an asset of $9.3 million. Refer to notes 3, 6, 9 and 13 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(5)	We acquired an 8% equity ownership in NCDEX, a derivatives exchange located in Mumbai, India, for $37.0 million in 2006. The NCDEX investment is classified as a cost method investment. As a result of a change in Indian law that limited the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%, we sold 3% of our ownership in NCDEX during September 2009. The financial results for the years ended December 31, 2009 and 2008 include impairment losses on the NCDEX cost method investment of $9.3 million and $15.7 million, respectively, which were recorded as other expense. For additional information, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

(6)	On January 1, 2009, we adopted what is now part of ASC Topic 810 related to noncontrolling interests. This standard establishes and improves accounting and reporting standards for the noncontrolling interest in a subsidiary and it also changes the way the consolidated income statement is presented. The adoption of this standard did not have a material impact on our consolidated financial statements, and resulted in a reclassification of noncontrolling interest from the mezzanine section of the balance sheet to equity of $5.9 million. Increases in noncontrolling interest, including those resulting from the formation of ICE Trust and the acquisition of TCC, have been recorded within equity, with income attributable to that noncontrolling interest recorded separately in our consolidated statements of income.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents(1)	$621,792	$552,465	$283,522	$119,597	$204,257
Short-term and long-term investments(1)	1,999	25,497	6,484	140,955	77,354
Margin deposits and guaranty funds assets(2)	22,712,281	18,690,238	12,117,820	792,052	—
Total current assets	23,575,778	19,459,851	12,552,588	1,142,094	340,917
Property and equipment, net	94,503	91,735	88,952	63,524	26,280
Goodwill and other intangible assets, net(3)	2,806,873	2,168,291	2,163,671	1,547,409	81,126
Total assets	26,642,259	21,884,875	14,959,581	2,796,345	493,211
Margin deposits and guaranty funds liabilities(2)	22,712,281	18,690,238	12,117,820	792,052	—
Total current liabilities	23,127,384	18,967,832	12,311,642	910,961	37,899
Current and long-term debt(4)	578,500	307,500	379,375	221,875	—
Equity	2,816,765	2,433,647	2,012,180	1,476,856	454,468

(1)	We invest a portion of our cash in short-term and long-term investments. Due to the adverse conditions in the credit markets, beginning in 2008 we began to allocate more of our funds to cash equivalent investments and out of short-term and long-term investments.

(2)	Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Trust and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with offsetting current liabilities to the clearing members that deposited them. ICE Clear Europe began clearing contracts in November 2008 upon the transition of clearing from LCH.Clearnet Ltd. ICE Trust began to clear CDS contracts in March 2009. Refer to note 12 to our consolidated financial statement and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(3)	The increase in the goodwill and intangible assets in 2010 primarily relates to the acquisition of CLE in July 2010. The increase in the goodwill and intangible assets in 2008 primarily relates to the acquisition of Creditex in August 2008. The increase in the goodwill and other intangible assets in 2007 primarily relates to the acquisition of ICE Futures U.S. in January 2007. Refer to notes 3 and 8 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(4)	We borrowed $400.0 million in a senior unsecured term loan facility during 2010, part of which was used in connection with the purchase of CLE and for our stock repurchases. We borrowed $250.0 million in a senior unsecured credit facility in connection with the purchase of ICE Futures U.S. in January 2007 and we borrowed an additional $195.0 million in 2008 in connection with our stock repurchases. Refer to note 9 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on this item.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for rate per contract and percentages)
Operating Data:
Our Average Daily Trading and Clearing Revenues(1):
U.K. futures average daily exchange and clearing revenues	$1,322	$1,023	$756	$696	$482

U.S. and Canadian futures average daily exchange and clearing revenues(2)	677	596	613	426	—

Global CDS OTC average daily commission and clearing revenues(3)	657	655	206	—	—

Bilateral OTC energy average daily commission revenues	98	78	135	178	102
Cleared OTC energy average daily commission and clearing revenues	1,276	1,124	982	667	487

Total OTC energy average daily commission and clearing revenues	1,374	1,202	1,117	845	589

Our total average daily trading and clearing revenues	$4,030	$3,476	$2,692	$1,967	$1,071

Our Trading Volume (in contracts)(4):
Futures volume	328,965	262,320	237,226	191,848	92,721
Futures average daily volume	1,306	1,036	922	771	373
OTC energy volume(5)	333,063	260,828	267,114	187,000	139,210
OTC energy average daily volume(5)	1,322	1,035	1,056	745	559
Energy futures rate per contract	$1.53	$1.56	$1.27	$1.29	$1.32
Agricultural commodity futures and options rate per contract(2)	$2.13	$2.17	$2.15	$1.88	—
Financial futures and options rate per contract(2)	$0.81	$0.84	$1.06	$1.68	—
OTC Participants Trading Commission Percentages:
Commercial companies (including merchant energy)	52%	51%	47%	45%	47%
Banks and financial institutions	22%	24%	23%	24%	21%
Liquidity providers	26%	25%	30%	31%	32%
Cleared OTC energy volume compared to total OTC energy volume(5)	95%	94%	89%	80%	79%

(1)	Represents the total commission fee, exchange fee and clearing fee revenues for the year divided by the number of trading days during that year.

(2)	We acquired ICE Futures U.S. in January 2007 and ICE Futures Canada in August 2007.

(3)	We began offering CDS for trading following our acquisition of Creditex in August 2008 and for clearing following our formation of ICE Trust in March 2009.

(4)	Volume is calculated based on the number of contracts traded in our markets, which is the number of round turn trades. Each round turn trade represents a matched buy and sell order of one contract. Average daily volume represents the total volume, in contracts, for the year divided by the number of trading days during the year.

(5)	The North American power and global oil and refined products contract volumes included in the amounts in the table above have been adjusted to reflect the unit volume in which fees are charged to our customers. The contract volumes which we previously disclosed were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Our Business Environment

We are a leading operator of global futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate leading futures and OTC marketplaces for trading and clearing a broad array of energy, emissions and agricultural commodities, credit default swaps, or CDS, equity indexes and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both the futures and OTC markets, together with post-trade processing and clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. We operate our OTC energy markets directly through InternationalExchange as an Exempt Commercial Market under the Commodity Exchange Act and our CDS markets through Creditex, our wholly-owned brokerage. Contracts listed by ICE Futures Europe, as well as our cleared OTC energy swap contracts clear through ICE Clear Europe. ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We clear North American and European CDS contracts submitted by a variety of trade execution venues, including Creditex, through ICE Trust and ICE Clear Europe, respectively.

Our business is primarily transaction-based, and the revenues and profitability in our markets relate directly to the amount, or volume, of trading and clearing activity and the respective transaction and clearing fee levels. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts such as equity indexes and foreign exchange, as well as economic conditions, new product introductions, fees, currency moves and interest rates, margin requirements, regulation of our markets and market participants, and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions are also driven by varying levels of volatility and liquidity in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.

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

Financial Highlights

•

Our consolidated revenues increased 16% to a record $1.1 billion for the year ended December 31, 2010, compared to the same period in 2009. Revenue growth was primarily due to higher trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts and OTC energy contracts, and an increase in CDS clearing revenues. These increases were partially offset by a decline in the CDS execution revenues.

•

Our consolidated operating expenses increased 3% to $497.7 million for the year ended December 31, 2010, compared to the same period in 2009. Our depreciation and amortization expenses increased 9% or $9.9 million for the year ended December 31, 2010 from the comparable period in 2009, primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions and depreciation expenses recorded on fixed asset additions. We incurred $10.0 million in acquisition-related transaction costs during the year ended December 31, 2010, primarily relating to our acquisition of Climate Exchange plc, or CLE, compared to $6.1 million during the year ended December 31, 2009.

•	Our consolidated operating margin increased to 57% for the year ended December 31, 2010, compared to 52% for the same period in 2009.

•

Our consolidated net income attributable to ICE increased 26% to $398.3 million for the year ended December 31, 2010, compared to the same period in 2009. We recorded a pre-tax loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE of $15.1 million during the year ended December 31, 2010. Excluding costs primarily associated with the acquisition of CLE, including the foreign currency hedge costs, acquisition-related transactions costs and employee termination costs, net of taxes, consolidated net income attributable to ICE for the year ended December 31, 2010 would have been $420.9 million. See “-Non-GAAP Financial Measures” below.

•	Our consolidated cash flows from operations increased 10% to $533.8 million for the year ended December 31, 2010, compared to the same period in 2009.

•

During the year ended December 31, 2010, 329.0 million contracts were traded in our futures markets, up 25% from 262.3 million contracts traded during the year ended December 31, 2009. During the year ended December 31, 2010, 333.1 million contract equivalents were traded in our OTC energy markets, up 28% from 260.8 million contract equivalents traded during the year ended December 31, 2009.

Recent Developments and Trends

Following the financial crisis in 2008, global financial markets experienced a period of reduced liquidity, outflow of customer funds, defaults and extraordinary volatility due to deteriorating credit market conditions. As a result, many market participants, including many of our key customers, experienced reduced liquidity with continued credit contraction, financial institution consolidation and market participant bankruptcies. While our business continued to grow amid these market conditions, a sustained period of uncertainty relating to regulatory changes, counterparty creditworthiness and the availability of credit to facilitate trading have limited trading participation in certain of our markets, including CDS and equity index markets. As a result of the financial crisis, regulators are drafting rules to establish new regulations that are consistent with the Financial Reform Act signed in July 2010, which becomes effective in July 2011. Though we have enabled the move to clearing, established position limits and brought increased market transparency ahead of the implementation of the Financial Reform Act, these rules and laws may impact the way our markets operate. We believe the availability of central counterparty clearing for futures and OTC contracts has supported and will continue to support the liquidity and participation in our marketplaces, and that we have adequate flexibility in our market structure to adapt to financial reform requirements in a timely manner.

The establishment of ICE Clear Europe in November 2008 facilitated our launch of new cleared OTC contracts. Since the launch of ICE Clear Europe, we have launched over 270 new cleared OTC energy products, including 97 launched during 2010. We established ICE Trust in March 2009 to facilitate the clearing of credit derivative contracts. Through ICE Trust, we began clearing North American CDS index contracts in March 2009 and certain North American single-name CDS contracts in December 2009. Through ICE Clear Europe, we began processing and clearing European CDS index contracts in July 2009 and certain European single-name CDS contracts in December 2009. We launched our North American buy-side solution for CDS clearing in December 2009 through ICE Trust. We are currently working closely with European CDS market participants and regulators toward the launch of our European buy-side solution, as well as clearing for sovereign CDS contracts. Through December 31, 2010, ICE Trust has cleared 182,000 CDS transactions totaling $8.8 trillion of notional value, and resulting in $556.9 billion in notional value of open interest. Through December 31, 2010, ICE Clear Europe has cleared 206,000 CDS transactions totaling $5.9 trillion of notional value, and resulting in $631.5 billion in notional value of open interest.

We believe that controlling our clearing operations allows us to introduce more products and risk management services to the futures and OTC markets, as well as ensure technology and operational service levels meet the efficiency standards that we have set within our execution business and that our customers require. We also believe that this flexibility will allow us to increase our speed-to-market for new cleared products and to expand our products further into physically-delivered commodity products in order to compete with other derivatives exchanges that manage their own clearing and risk management services.

Acquisition of CLE

We acquired 100% of CLE on July 8, 2010. CLE is an operator of enviornmental markets globally. CLE operates the European Climate Exchange, or ECX, the Chicago Climate Exchange, or CCX, and the Chicago Climate Futures Exchange, or CCFE. We acquired CLE to build on our prior business relationship with CLE, provide scale to the environmental markets, and to diversify our products, customers and geographic profile.

Under the terms of the acquisition, CLE shareholders received £7.50 (pounds sterling) in cash for each share of CLE, valuing the entire existing issued and to-be issued share capital of CLE at £393.4 million, or $596.6 million. The transaction consideration included $220.0 million that was drawn from our revolving credit facilities for these purposes and the remainder came from our existing cash resources. We previously owned a 4.8% stake in CLE that we purchased in June 2009 for £6.45 per share.

Variability in Quarterly Comparisons

In addition to general economic conditions and conditions in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors, including:

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

•

Regulatory Considerations:    The implementation of the Financial Reform Act may impact participation in our markets. Generally, legislative and regulatory bodies have expressed increased concern regarding derivatives markets when underlying commodity prices rise. As a result, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participant, which could affect trading volumes.

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

These and other factors could cause our revenues to fluctuate from period to period. These fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

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

Our Futures Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Year Ended December 31,
	2010(1)%		2009(2)%		2008(2)%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures(3)	$145,002	27%	$110,804	25%	$92,971	25%
ICE WTI Crude futures	48,500	9	49,290	11	47,941	13
ICE Gas Oil futures(3)	78,541	14	55,647	13	42,641	12
Sugar futures and options	74,538	14	71,972	16	76,948	21
Cotton futures and options(4)	21,064	4	12,924	3	23,171	6
Russell index futures and options(5)	32,337	6	31,253	7	13,540	4
Other futures products and options(6)	103,716	19	78,031	18	54,289	15
Intersegment fees(7)	31,062	6	27,618	6	5,746	1
Market data fees	218	—	—	—	—	—
Other(8)	5,725	1	4,167	1	10,693	3

Total revenues	540,703	100	441,706	100	367,940	100

Operating expenses:
Selling, general and administrative expenses(9)(10)	97,405	18	71,490	16	80,506	22
Intersegment expenses(11)	70,322	13	49,716	11	38,767	11
Depreciation and amortization(2)(10)(12)	46,662	9	41,937	10	23,709	6

Total operating expenses	214,389	40	163,143	37	142,982	39

Operating income	326,314	60	278,563	63	224,958	61
Other income (expense), net(13)	(21,693)	(4)	11,576	3	5,165	2
Income tax expense	101,033	19	85,878	20	84,017	23

Net income	$203,588	37%	$204,261	46%	$146,106	40%

(1)	The financial results for the year ended December 31, 2010 include the financial results for CLE subsequent to its acquisition in July 2010.

(2)	Certain prior year’s segment amounts above for 2009 and 2008 have been reclassified to conform to our current year’s segment financial statement presentation. The primary changes relate to adjustments to our depreciation and amortization expenses for 2009 and 2008. All goodwill and other intangibles assets from our acquisitions have historically been recorded in our global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. During the year ended December 31, 2010, we reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. We also made these same adjustments for the prior years, which increased the futures segment’s depreciation and amortization above by $8.0 million and $10.2 million for the years ended December 31, 2009 and 2008, respectively, while decreasing the depreciation and amortization amounts by the same amounts for the global OTC segment.

(3)	Revenues in our ICE Brent Crude and ICE Gas Oil futures markets increased the last two years due to several factors, including relatively higher economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing West Texas Intermediate, or WTI, crude contract which drove more demand for the Brent crude contract. ICE Gas Oil volume also increased due to its role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market.

(4)	Transaction volume in the cotton market has steadily improved since early 2009, during which time cotton volumes were down dramatically from prior periods due to a significant reduction in global exports and in the U.S. production of cotton. Improved credit conditions, as well as increased production and market liquidity, have also helped many traditional hedgers to return to the agricultural markets.

(5)	Russell Index futures and options began trading exclusively on ICE Futures U.S. in September 2008.

(6)	The increase in other futures and options products the last two years is primarily due to increased trading volumes in our emissions, coal, coffee and U.S. Dollar Index futures and options contracts.

(7)	During the year ended December 31, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal fees were not charged during the year ended December 31, 2008. However, if they were, then the intersegment fees would have been $28.0 million for the year ended December 31, 2008. These internal charges are reflected as intersegment revenues and expenses.

(8)	The increase in other revenues during the year ended December 31, 2010 is primarily due to less interest income being paid to ICE Clear Europe clearing members during the current period as a result of fluctuations in the amounts and types of margin collateral made by the clearing members to ICE Clear Europe, CCFE participant fees recognized after the acquisition in July 2010 and an increase in cotton certification fees associated with our increased cotton volume during the current period. The financial results for the years ended December 31, 2010, 2009 and 2008 include $7.9 million, $11.9 million and $2.4 million, respectively, in net interest paid to the clearing members for margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues.

(9)	Includes compensation and benefits expenses, professional services expenses and acquisition-related transaction costs.

(10)	The financial results for the year ended December 31, 2010 include $6.0 million in employee termination costs following the acquisition of CLE in July 2010, $8.4 million in acquisition-related transaction costs for the acquisition of CLE and $4.7 million in CLE other costs. The financial results for the year ended December 31, 2009 include $4.1 million in employee termination costs, asset write offs and costs to vacate office space in New York City. The financial results for the year ended December 31, 2008 include $9.3 million in costs associated with the closure of ICE Futures U.S.’s futures trading floors and costs associated with the establishment of ICE Clear Europe.

(11)	The increased intersegment fees being charged from the global OTC segment to the futures segment for the years ended December 31, 2010 and 2009 primarily relates to increased expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic trading and clearing and due to the increased trading volume of the futures segment during the years ended December 31, 2010 and 2009.

(12)	The financial results for the years ended December 31, 2010, 2009 and 2008 include $25.9 million, $25.9 million and $7.2 million, respectively, in amortization expense relating to the Russell licensing agreement. Refer to note 13 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for more information on this item.

(13)	The financial results for the year ended December 31, 2010 include a loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE of $15.1 million, or $10.9 million net of taxes. The financial results for the year ended December 31, 2009 include a gain of $17.2 million from the sale of our LCH.Clearnet cost method investment. Refer to notes 3 and 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

In our futures business segment, we earn transaction and clearing fees from both counterparties to each futures contract or option on futures contract that is traded, based on the volume of the commodity underlying the futures or option contract that is traded. Prior to November 2008, we did not derive direct revenues from the clearing process associated with ICE Futures Europe because participants paid clearing fees directly to a third party clearing house. However, with the launch of ICE Clear Europe in November 2008, we now capture all clearing revenues associated with ICE Futures Europe, the amount of which will depend upon many factors, including but not limited to transaction volume, pricing and new product introductions.

We derived futures transaction and clearing fees of $503.7 million, $409.9 million and $351.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, representing 44%, 41% and 43%, respectively, of our consolidated revenues. The transaction and clearing fees earned on energy futures and option transactions, which occur through ICE Futures Europe, increased $73.6 million or 28% to $333.3 million for the year ended December 31, 2010 from $259.7 million for the year ended December 31, 2009. The transaction and clearing fees earned on agricultural commodities and financial futures and options transactions, which occur through ICE Futures U.S. and ICE Futures Canada, increased $20.2 million or 13% to $170.4 million for the year ended December 31, 2010 from $150.2 million for the year ended December 31, 2009.

Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. During the year ended December 31, 2010, the average daily quantity of Brent crude oil traded in our markets was 397.0 million barrels, with an average notional daily value of over $32.2 billion. We believe that market participants are increasingly relying on this contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. With the trading of both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 47% market share of the global oil futures contracts traded for the year ended December 31, 2010, compared to a 46% market share during the year ended December 31, 2009.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $159.7 million, $117.0 million and $76.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged, assuming that the same volume had been generated without the rebate program.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded:

Futures Contract	Size	Measure
ICE Brent Crude	1,000	Barrels
ICE WTI Crude	1,000	Barrels
ICE Gas Oil	1,000	Metric Tonnes
Sugar	112,000	Pounds

The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Year Ended December 31, 2010	Change	Year Ended December 31, 2009	Change	Year Ended December 31, 2008
	(In thousands)		(In thousands)		(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures	100,052	35%	74,138	8%	68,368
ICE WTI Crude futures	52,592	13	46,394	(9)	51,092
ICE Gas Oil futures	52,324	45	36,039	25	28,805
Sugar futures and options	37,910	9	34,796	(5)	36,437
Cotton futures and options	8,644	64	5,284	(50)	10,631
Russell Index futures and options	40,352	3	39,297	130	17,054
Other futures and options	37,091	41	26,372	6	24,839

Total	328,965	25%	262,320	11%	237,226

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

	As of December 31, 2010	Change	As of December 31, 2009	Change	As of December 31, 2008
	(In thousands)		(In thousands)		(In thousands)
Open interest — futures and options contracts:
ICE Brent Crude futures	873	18%	742	21%	614
ICE WTI Crude futures	549	6	517	—	519
ICE Gas Oil futures	619	13	547	31	418
Sugar futures and options	1,735	(15)	2,053	20	1,707
Cotton futures and options	598	63	366	4	351
Coffee futures and options	322	30	247	(1)	250
Cocoa futures and options	178	6	169	7	158
Russell Index futures and options	341	(6)	364	(18)	446
Other futures and options	1,723	52	1,136	42	777

Total	6,938	13%	6,141	17%	5,240

Our Global OTC Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Year Ended December 31,
	2010(1)%		2009(1)(2)%		2008(1)(2)%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(3)	$221,856	34%	$186,810	32%	$214,403	49%
North American power(4)	92,245	14	95,277	16	60,400	14
Credit default swaps(5)	165,689	25	165,145	28	52,098	12
Global oil and other(6)	31,997	5	20,729	4	7,954	2
Electronic trade confirmation	7,969	1	6,591	1	6,873	2
Intersegment fees(7)	74,759	12	58,881	10	41,199	9
Market data fees	47,625	7	47,682	8	48,458	11
Other	11,541	2	4,427	1	6,165	1

Total revenues	653,681	100	585,542	100	437,550	100

Operating expenses:
Selling, general and administrative expenses(8)(9)	275,263	42	296,227	51	174,113	40
Intersegment expenses	35,893	5	42,872	7	34,004	8
Depreciation and amortization(2)(10)	74,407	11	69,270	12	38,414	9

Total operating expenses	385,563	58	408,369	70	246,531	56

Operating income	268,118	42	177,173	30	191,019	44
Other expense, net(11)	21,273	3	28,463	5	26,281	6
Income tax expense	79,410	12	76,983	13	61,622	14

Net income	$167,435	27%	$71,727	12%	$103,116	24%

(1)	The financial results for the years ended December 31, 2010, 2009 and 2008 include the financial results for Creditex subsequent to its acquisition in August 2008 and the financial results for the years ended December 31, 2010 and 2009 include the financial results for TCC subsequent to its acquisition in March 2009 and the financial results for ICE Trust following its formation in March 2009, respectively.

(2)	Certain prior year’s segment amounts above for 2009 and 2008 have been reclassified to conform to our current year’s segment financial statement presentation. The primary changes relate to adjustments to our depreciation and amortization expenses for 2009 and 2008. All goodwill and other intangibles assets from our acquisitions have historically been recorded in our global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. During the year ended December 31, 2010, we reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. We also made these same adjustments for the prior years, which increased the futures segment’s depreciation and amortization by $8.0 million and $10.2 million for the years ended December 31, 2009 and 2008, respectively, while decreasing the depreciation and amortization amounts by the same amounts for the global OTC segment above.

(3)

Revenues in our North American natural gas markets increased during the year ended December 31, 2010, from the comparable period in 2009, due to several factors, including increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets stabilized. Revenues in our North American natural gas markets decreased during the year ended December 31, 2009, from the comparable period in 2008, primarily due to de-leveraging in the broader markets and increased risk aversion, which reduced market liquidity, as well as relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity during the year ended December 31, 2009.

(4)	We began to recognize clearing fees for cleared OTC contracts following the November 2008 launch of ICE Clear Europe. The clearing fees associated with our cleared OTC North American power contracts, which are generally charged at a higher level than the cleared OTC North American natural gas and global oil contracts, accounted for the majority of the increase in the North American power transaction and clearing fees for the year ended December 31, 2009 from the prior year period.

(5)	We began trading and clearing CDS following our acquisition of Creditex in August 2008, the launch of ICE Trust in March 2009 and the launch of European CDS clearing at ICE Clear Europe in July 2009.

(6)	The increase in global oil and other revenues during the last two years is primarily due to increased trading volumes in our global oil markets, which increased to 5.7 million contracts during the year ended December 31, 2010, from 2.2 million contracts during the year ended December 31, 2009 and 277,000 contracts during the year ended December 31, 2008. These increases were primarily due to the successful launch of new cleared global oil contracts throughout 2010 and 2009 following the formation of ICE Clear Europe in November 2008.

(7)	The increased intersegment fees being charged from the global OTC segment to the futures segment for the years ended December 31, 2010 and 2009 primarily relates to increased expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic trading and clearing and due to the increased trading volume of the futures segment during the years ended December 31, 2010 and 2009.

(8)	Includes compensation and benefits expenses, professional services expenses and acquisition-related transaction costs.

(9)	The financial results for the year ended December 31, 2010 include $11.0 million in professional services expenses associated with the continued development of CDS clearing at ICE Trust and ICE Clear Europe. The financial results for the year ended December 31, 2009 include $15.7 million in professional services expenses associated with the launch of ICE Trust and CDS clearing at ICE Clear Europe, $5.7 million in employee termination costs and $6.1 million in acquisition-related transactions costs for the acquisition of TCC.

(10)	The increase in depreciation and amortization expenses for the years ended December 31, 2010 and 2009 from the comparable period in 2008 was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex and YellowJacket in 2008 and TCC in 2009.

(11)	The financial results for the year ended December 31, 2010 include an increase in interest expense of $6.9 million from the comparable period in 2009 primarily due to an increase in our outstanding debt and an increase in the interest rates between periods. The financial results for the years ended December 31, 2009 and 2008 include impairment losses on the NCDEX cost method investment of $9.3 million and $15.7 million, respectively, which were recorded as other expense. We also had an additional cost method investment impairment for $3.7 million during the year ended December 31, 2009. For additional information on these items, refer to notes 6 and 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction and clearing fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. Transaction fees are payable by each counterparty to a trade and, for bilateral trades and trades through Creditex, are generally due within 30 days of the invoice date. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded.

In addition to our transaction fee, cleared transactions require the payment of a clearing fee. Consistent with ICE Futures Europe, we did not derive direct revenues from the OTC energy clearing process prior to November 2008 and participants paid the clearing fees directly to a third party clearing house. However, upon the launch of ICE Clear Europe in November 2008, we now capture all clearing revenues associated with our global OTC segment, the amount of which will depend upon many factors, including but not limited to transaction volume, pricing and new product introductions.

We derived transaction and clearing fees for OTC trades of $519.8 million, $474.6 million and $341.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, representing 45%, 48% and 42%, respectively, of our consolidated revenues. Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $56.0 million, $32.1 million and $16.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the past few years.

Through ICE Trust, we began clearing North American CDS index contracts in March 2009 and certain North American single-name and buy-side CDS contracts in December 2009. Through ICE Clear Europe, we began clearing European CDS index contracts in July 2009 and certain European single-name CDS contracts in December 2009. During the years ended December 31, 2010 and 2009, ICE Trust cleared $5.5 trillion and $3.3 trillion, respectively, of CDS notional value and during the years ended December 31, 2010 and 2009, ICE Clear Europe cleared $4.5 trillion and $1.3 trillion, respectively, of CDS notional value.

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS traded in our OTC markets:

	Year Ended December 31, 2010	Change	Year Ended December 31, 2009	Change	Year Ended December 31, 2008
Total Volume/Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	643,370	26%	511,714	(10)%	571,364
North American power (in million megawatt hours)	6,721	(3)	6,921	7	6,490
Global oil (in equivalent million barrels of oil)	11,727	165	4,429	328	1,036
Credit default swaps (notional value in billions of dollars)(1)	$2,255.9	(8)	$2,454.4	131	$1,064.8

(1)	The CDS notional value during the year ended December 31, 2008 is for the period following our acquisition of Creditex in August 2008.

The following table presents the number of contracts traded in our OTC energy markets:

	Year Ended December 31, 2010	Change	Year Ended December 31, 2009	Change	Year Ended December 31, 2008
	(In thousands)		(In thousands)		(In thousands)
Number of OTC energy contracts traded:
North American natural gas	257,354	26%	204,690	(10)%	228,554
North American power(1)	69,223	29	53,599	41	38,043
Global oil and other(1)	6,486	155	2,539	391	517

Total	333,063	28%	260,828	(2)%	267,114

(1)	The North American power and global oil and other contract volumes in the table above have been adjusted to reflect the unit volume in which fees are charged to our customers. The contract volumes which we previously disclosed were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

North American power transaction and clearing revenues decreased 3% from $95.3 million for the year ended December 31, 2009 to $92.2 million for the year ended December 31, 2010. North American power contract volume increased 29% from the prior year primarily due to growth in smaller sized power contracts, which have a lower rate per contract than the full sized North American power contracts. Volume in the standard North American power contracts decreased from the prior year primarily due to significantly lower levels of price volatility due to weather and lower absolute price levels in natural gas, which is correlated to power, during the year ended December 31, 2010 as compared to the same period in the prior year.

The following table presents the underlying commodity size for selected contracts traded in our OTC energy markets as well as the relevant standard of measure for such contracts:

OTC Contract	Size	Measure
Financial gas	2,500	MMBtu
Physical gas	2,500	MMBtu
East power	800	Megawatt Hours per day
West power	400	Megawatt Hours per day
Crude oil	1,000	Barrels
Refined oil	100	Barrels

As of December 31, 2010, open interest of $1.2 trillion in notional value of CDS were held at ICE Trust and ICE Clear Europe, compared to $339.8 billion as of December 31, 2009. The following table presents our year-end open interest for our cleared OTC energy contracts:

	As of December 31, 2010	Change	As of December 31, 2009	Change	As of December 31, 2008
	(In thousands)		(In thousands)		(In thousands)
Open interest — cleared OTC energy contracts:
North American natural gas	14,202	48%	9,583	26%	7,608
North American power(1)	23,545	35	17,387	147	7,039
Global oil and other	1,112	53	728	635	99

Total	38,859	40%	27,698	88%	14,746

(1)	The North American power contract volumes in the table above have been adjusted to reflect the unit volume in which fees are charged to our customers. The contract volumes which we previously disclosed were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

Our Market Data Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Year Ended December 31,
	2010	%	2009	%	2008	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$61,332	64%	$54,002	62%	$54,486	62%
Intersegment fees	33,811	36	33,671	38	33,432	38
Other	49	—	37	—	47	—

Total revenues	95,192	100	87,710	100	87,965	100

Operating expenses:
Selling, general and administrative expenses(1)	3,818	4	3,095	4	2,678	3
Intersegment expenses(2)	33,417	35	27,582	31	7,606	9
Depreciation and amortization	140	—	150	—	124	—

Total operating expenses	37,375	39	30,827	35	10,408	12

Operating income	57,817	61	56,883	65	77,557	88
Other income (expense), net(3)	859	1	(2,027)	(2)	1,078	1
Income tax expense	21,932	23	16,690	19	26,885	30

Net income	$36,744	39%	$38,166	44%	$51,750	59%

(1)	Includes compensation and benefits expenses and professional services expenses.

(2)	During the year ended December 31, 2009, our futures segment began to charge our market data segment terminal and license fees for the underlying futures data that the market data segment charges data vendors. These internal fees were not charged during the year ended December 31, 2008. However, if they were, then the intersegment expenses would have been $29.8 million for the year ended December 31, 2008. These internal charges are reflected as intersegment revenues and expenses.

(3)	We had a cost method investment impairment for $2.4 million during the year ended December 31, 2009. For additional information on this item, refer to note 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Overview

Consolidated net income attributable to ICE increased $82.3 million, or 26%, to $398.3 million for the year ended December 31, 2010 from $316.0 million for the comparable period in 2009. Net income from our futures segment decreased $673,000 to $203.6 million for the year ended December 31, 2010 from $204.3 million for the comparable period in 2009. Net income from our global OTC segment increased $95.7 million, or 133%, to $167.4 million for the year ended December 31, 2010 from $71.7 million for the comparable period in 2009. Net income from our market data segment decreased $1.4 million, or 4%, to $36.7 million for the year ended December 31, 2010 from $38.2 million for the comparable period in 2009. Consolidated operating income, as a percentage of consolidated revenues, increased to 57% for the year ended December 31, 2010 from 52% for the comparable period in 2009. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, increased to 35% for the year ended December 31, 2010 from 32% for the comparable period in 2009.

Consolidated revenues increased $155.2 million, or 16%, to $1.1 billion for the year ended December 31, 2010 from $994.8 million for the comparable period in 2009. This increase is primarily due to an increase in the trading volume in the ICE Brent Crude and ICE Gas Oil futures contracts and OTC energy contracts, as well as an increase in CDS clearing revenues. These increases were partially offset by a decline in the CDS execution revenues.

Consolidated operating expenses increased $15.5 million, or 3%, to $497.7 million for the year ended December 31, 2010 from $482.2 million for the comparable period in 2009. Depreciation and amortization expenses increased $9.9 million from the comparable period in 2009 primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions in 2010 and 2009 and depreciation expenses recorded on fixed asset additions. Acquisition-related transaction costs increased $3.9 million from the comparable period in 2009 primarily due to $10.0 million in transaction costs incurred primarily related to our acquisition of CLE.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $139.0 million, or 16%, to $1.0 billion for the year ended December 31, 2010 from $884.5 million for the comparable period in 2009. Transaction and clearing fees, as a percentage of consolidated revenues, was 89% for both the year ended December 31, 2010 and 2009.

Transaction and clearing fees generated in our futures segment increased $93.8 million, or 23%, to $503.7 million for the year ended December 31, 2010 from $409.9 million for the comparable period in 2009, while increasing as a percentage of consolidated revenues to 44% for the year ended December 31, 2010 from 41% for the comparable period in 2009. The increase in transaction and clearing fees was primarily due to the increase in the trading volumes in the ICE Brent Crude and ICE Gas Oil futures contracts. Volume in the Brent crude and gas oil markets increased due to several factors, including relatively higher economic growth outside of the United States that benefited trading in our global oil markets and storage issues in the competing WTI crude contract which drove more demand for our Brent crude contract. Our gas oil contract gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in our related Brent market. Improved credit conditions, and increased production and market liquidity have also caused many traditional hedgers to return to the agricultural markets, particularly our coffee and cotton futures and options markets. For the year ended December 31, 2010, volume in our futures segment was 329.0 million contracts, an increase of 25% from 262.3 million contracts during the comparable period in 2009. Average transaction and clearing fees per trading day increased 23% to $2.0 million per trading day for the year ended December 31, 2010 from $1.6 million per trading day for the comparable period in 2009.

Transaction and clearing fees generated in our global OTC segment increased $45.2 million, or 10%, to $519.8 million for the year ended December 31, 2010 from $474.6 million for the comparable period in 2009 primarily due to an increase in the trading volume of the North American natural gas contracts and the global oil contracts, as well as an increase in CDS clearing revenues. Contract volume in our North American natural gas markets increased 26% to 257.4 million contracts traded during the year ended December 31, 2010 from 204.7 million contracts traded during the comparable period in 2009. Volume in our North American natural gas market increased due to several factors, including increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets recovered. Volume in our global oil markets increased to 5.7 million contracts during the year ended December 31, 2010 from 2.2 million contracts during the comparable period in 2009, primarily due to the successful launch of new cleared global oil contracts throughout 2009 and 2010 following the launch of ICE Clear Europe in November 2008.

CDS clearing revenues increased from $31.2 million during the year ended December 31, 2009 to $60.1 million during the year ended December 31, 2010, following the formation and launch of North American CDS clearing at ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009. CDS execution revenues at Creditex decreased from $133.9 million during the year ended December 31, 2009 to $105.6 million during the year ended December 31, 2010 primarily due to regulatory uncertainty, reduced market liquidity and reduced demand for portfolio hedging and fewer credit default events.

Transaction and clearing fees in the global OTC segment, as a percentage of consolidated revenues, decreased to 45% for the year ended December 31, 2010 from 48% for the comparable period in 2009. Average transaction and clearing fees per trading day increased 9% to $2.0 million per trading day for the year ended December 31, 2010 from $1.9 million per trading day for the comparable period in 2009.

Market Data Fees

Consolidated market data fees increased $7.5 million, or 7%, to $109.2 million for the year ended December 31, 2010 from $101.7 million for the comparable period in 2009. During the year ended December 31, 2010 and 2009, we recognized $50.8 million and $50.1 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the year ended December 31, 2010 and 2009, we recognized $47.4 million and $41.8 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 9% for the year ended December 31, 2010 from 10% for the comparable period in 2009.

Other Revenues

Consolidated other revenues increased $8.7 million, or 101%, to $17.3 million for the year ended December 31, 2010 from $8.6 million for the comparable period in 2009. The increase in other revenues is primarily due to less interest income being paid to ICE Clear Europe clearing members during the current year and an increase in cotton certification fees associated with our increased cotton transaction volume during the current year. Interest paid to the clearing members for margin deposits at ICE Clear Europe are recorded as a reduction to other revenues. For the year ended December 31, 2010, less interest income was paid to the clearing members, as compared to the same period in 2009, primarily due to fluctuations in the amounts and types of margin collateral submitted by the clearing members to ICE Clear Europe. Consolidated other revenues, as a percentage of consolidated revenues, increased to 2% for the year ended December 31, 2010 from 1% for the year ended December 31, 2009.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $972,000 to $236.6 million for the year ended December 31, 2010 from $235.7 million for the comparable period in 2009. This increase was primarily due to an increase in our employee headcount, partially offset by a $2.4 million decrease in non-cash compensation expenses. Our employee headcount increased from 826 employees as of December 31, 2009 to 933 employees as of December 31, 2010, an increase of 13%, primarily due to our acquisitions and to the hiring of additional clearing, technology and compliance employees. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $48.8 million and $51.2 million for the year ended December 31, 2010 and 2009, respectively. The decrease was primarily due to a large portion of the Creditex stock options assumed from the acquisition becoming fully vested during 2010, partially offset by a greater number of employees receiving non-cash awards during 2010. We incurred employee termination costs of $6.0 million and $6.8 million for the years ended December 31, 2010 and 2009, respectively, following our acquisitions of CLE during 2010 and The Clearing Corporation, or TCC, during 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 21% for the year ended December 31, 2010 from 24% for the comparable period in 2009.

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

Professional Services

Consolidated professional services expenses decreased $3.0 million, or 8%, to $32.6 million for the year ended December 31, 2010 from $35.6 million for the comparable period in 2009. This decrease was primarily due to a reduction in professional services expenses relating to the continued development of CDS clearing at ICE Trust and ICE Clear Europe to $11.0 million during the year ended December 31, 2010, compared to $15.7 million during the same period in 2009. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 3% for the year ended December 31, 2010 from 4% for the comparable period in 2009. We expect our professional services expenses to vary from year to year in the future periods based on the type and level of our acquisitions and other investments.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $10.0 million for the year ended December 31, 2010 compared to $6.1 million for the year ended December 31, 2009. During the year ended December 31, 2010, we incurred investment banking, legal, accounting and valuation fee transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth, including costs incurred relating to our acquisition of CLE that closed in July 2010. During the year ended December 31, 2009, these transaction costs related to our acquisition of TCC. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, was 1% for both the year ended December 31, 2010 and 2009.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $3.8 million, or 4%, to $97.2 million for the year ended December 31, 2010 from $93.4 million for the comparable period in 2009. This increase was primarily due to $1.6 million of CLE selling, general and administrative expenses recognized during the year ended December 31, 2010 and an increase in our technology hosting expenses and hardware and software support expenses, during the year ended December 31, 2010 compared to the prior year, which resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 8% for the year ended December 31, 2010 from 9% for the comparable period in 2009. We expect our selling, general and administrative expenses to continue increase in absolute terms in future periods in connection with the growth of our business.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $9.9 million, or 9%, to $121.2 million for the year ended December 31, 2010 from $111.4 million for the comparable period in 2009. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010 and TCC in March 2009 and additional depreciation expenses recorded on fixed asset additions incurred during 2009 and 2010. We recorded amortization expenses of $71.0 million and $65.6 million for the year ended December 31, 2010 and 2009, respectively, on the intangible assets and we recorded depreciation expenses on our fixed assets of $50.2 million and $45.7 million for the year ended December 31, 2010 and 2009, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, was 11% for both the year ended December 31, 2010 and 2009. We anticipate that depreciation and amortization expenses will increase in future periods due to the amortization of acquired intangible assets, the impact of additional amortization of acquired intangibles assets from potential future acquisitions, and the increase in our capital expenditures in 2010 and in the foreseeable future.

Other Income (Expense)

Consolidated other expense increased from $18.9 million for the year ended December 31, 2009 to $42.1 million for the year ended December 31, 2010. During the year ended December 31, 2010, we incurred a $15.1 million loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE, offset by a net gain of $1.8 million that we recognized during the year ended December 31, 2010 on the CLE acquisition based upon the difference between the £7.50 (pounds sterling) per share acquisition price versus the £6.45 per share price at which we purchased our initial 4.8% stake in CLE. This gain is net of $1.7 million in foreign currency translation losses which were reclassified from accumulated other comprehensive income and relates to the movement of the pound sterling to the U.S. dollar since the previous acquisition was made in pounds sterling, which is not our functional currency. During the year ended December 31, 2009, we recognized a $17.2 million net gain on the sale of our LCH.Clearnet cost method investment, which was offset by a $9.3 million impairment loss on our investment in NCDEX and $6.1 million in other cost method impairment losses.

Interest expense increased from $22.9 million for the year ended December 31, 2009 to $29.8 million for the year ended December 31, 2010. Interest expense increased primarily due to an increase in the weighted average interest rates on the outstanding debt from 2.97% for the year ended December 31, 2009 to 3.50% for the year ended December 31, 2010, primarily due to the impact of the interest rate hedges, which went into effect in January 2010. Interest expense also increased due to an increase in the overall amount of the debt outstanding due to the issuance of the $400.0 million three-year senior unsecured term loan facility on August 26, 2010. These increases in interest expense were partially offset by a reduction in the outstanding principal amounts, and resulting interest payments, on the original two term loans during the current period compared to the prior period due to scheduled repayments over the last year.

We also incurred foreign currency transaction losses of $1.4 million for the year ended December 31, 2010 compared to foreign currency transaction losses of $632,000 for the year ended December 31, 2009. Foreign currency gains and losses relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.

Income Taxes

Consolidated income tax expense increased $22.8 million to $202.4 million for the year ended December 31, 2010 from $179.6 million for the comparable period in 2009, primarily due to the increase in our pre-tax income. The effective tax rate for the year ended December 31, 2010 is lower than the federal statutory rate primarily due to favorable foreign income tax rates and tax credits, which are partially offset by state taxes and non-deductible expenses. Our effective tax rate decreased to 33% for the year ended December 31, 2010 from 36% for the year ended December 31, 2009, primarily due to a decrease in our state effective tax rate.

Net Income (Loss) Attributable to Noncontrolling Interest

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest as of December 31, 2010, and our QW Holdings subsidiary in which we own 50.1%. Net income (loss) attributable to noncontrolling interest was $9.5 million and ($1.8 million) for the year ended December 31, 2010 and 2009, respectively. The increase in the net income attributable to noncontrolling interest from the prior period is primarily due to the increase in the net income attributable to our CDS clearing business as a result of increased revenues.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Overview

Consolidated net income attributable to ICE increased $15.0 million, or 5%, to $316.0 million for the year ended December 31, 2009 from $301.0 million for the comparable period in 2008. Net income attributable to ICE for the year ended December 31, 2009 was increased by $1.8 million, primarily related to the loss attributable to ICE Trust, for which we had a 52% equity interest as of December 31, 2009. Net income from our futures segment increased $58.2 million, or 40%, to $204.3 million for the year ended December 31, 2009 from $146.1 million for the comparable period in 2008. Net income from our global OTC segment decreased $31.4 million, or 30%, to $71.7 million for the year ended December 31, 2009 from $103.1 million for the comparable period in 2008. Net income from our market data segment decreased $13.6 million, or 26%, to $38.2 million for the year ended December 31, 2009 from $51.8 million for the comparable period in 2008. Consolidated operating income, as a percentage of consolidated revenues, decreased to 52% for the year ended December 31, 2009 from 61% for the comparable period in 2008. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, decreased to 32% for the year ended December 31, 2009 from 37% for the comparable period in 2008.

Our consolidated revenues increased $181.7 million, or 22%, to $994.8 million for the year ended December 31, 2009 from $813.1 million for the comparable period in 2008. This increase is primarily attributable to $165.1 million of revenues derived from execution, processing and clearing services provided in our OTC credit markets for the year ended December 31, 2009, compared to $52.1 million for the year ended December 31, 2008, following our acquisition of Creditex in August 2008, the formation of ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009, revenues from the exclusive trading of Russell Index futures and options on ICE Futures U.S. and clearing fee revenues collected in our energy futures and OTC markets. The increase in revenues was partially offset by lower trading volume in our OTC North American natural gas markets and agricultural commodity futures markets during the year ended December 31, 2009.

Consolidated operating expenses increased $162.6 million, or 51%, to $482.2 million for the year ended December 31, 2009 from $319.5 million for the comparable period in 2008. This increase is primarily attributable to $181.4 million of expenses relating to execution, processing and clearing services provided in our OTC credit markets for the year ended December 31, 2009 following our acquisition of Creditex and the formation and launch of CDS clearing through ICE Trust and ICE Clear Europe, including amortization of intangible assets, non-cash compensation expenses and professional services expenses. The increase in expenses were also due to $6.1 million in transaction costs incurred related to our acquisition of TCC in March 2009, $6.8 million in employee termination costs and costs incurred to vacate office space in New York City, a $18.7 million increase in amortization expense relating to the Russell licensing agreement from the prior year, and additional depreciation and amortization expenses recorded on fixed asset additions and intangible assets associated with our other acquisitions. We recognized $55.3 million of expenses relating to Creditex’s business during the year ended December 31, 2008, including amortization of intangible assets, non-cash compensation expenses and professional services expenses. The increase in expenses was partially offset by expenses incurred relating to the establishment of ICE Clear Europe and severance costs associated with the ICE Futures U.S. floor closure incurred during the comparable period in 2008.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $191.2 million, or 28%, to $884.5 million for the year ended December 31, 2009 from $693.2 million for the comparable period in 2008. Transaction and clearing fees, as a percentage of consolidated revenues, increased to 89% for the year ended December 31, 2009 from 85% for the comparable period in 2008.

Transaction and clearing fees generated in our futures segment increased $58.4 million, or 17%, to $409.9 million for the year ended December 31, 2009 from $351.5 million for the comparable period in 2008, while decreasing as a percentage of consolidated revenues to 41% for the year ended December 31, 2009 from 43% for the comparable period in 2008. The increase in transaction and clearing fees was primarily due to an increase in revenues from Russell Index futures and options after they began trading exclusively on ICE Futures U.S. in September 2008, an increase in the ICE Brent Crude futures, ICE Gas Oil futures, ICE Emissions futures and ICE Coal futures revenues and the recognition of clearing fees following the November 2008 launch of ICE Clear Europe. The increase was partially offset by a decrease in agricultural commodities revenues, including cotton futures and options contract revenues, from the prior period primarily due to a significant reduction in the availability of credit to participants in the agricultural markets during the current period and less hedging activity resulting from a significant reduction in both global exports and U.S. production of cotton during the current period. Total volume in our futures segment was 262.3 million contracts during the year ended December 31, 2009, an increase of 11% from 237.2 million contracts during the comparable period in 2008. Average transaction and clearing fees per trading day were $1.6 million and $1.4 million per trading day for the year ended December 31, 2009 and 2008, respectively.

Transaction and clearing fees generated in our global OTC segment increased $132.8 million, or 39%, to $474.6 million for the year ended December 31, 2009 from $341.7 million for the comparable period in 2008 primarily due to the increased activity in the OTC credit markets, growth in our OTC North American power and global oil contract volume and the recognition of clearing fees, partially offset by a reduction in OTC North American natural gas contract volume. We recognized transaction and clearing fees in our OTC credit markets of $165.1 million for the year ended December 31, 2009, compared to $52.1 million for the year ended December 31, 2008, following our acquisition of Creditex in August 2008, the formation of ICE Trust in March 2009 and the launch of CDS clearing at ICE Clear Europe in July 2009.

We also recognized clearing fees for cleared OTC energy contracts following the November 2008 launch of ICE Clear Europe. The clearing fees associated with our cleared OTC North American power contracts, which are higher than those for cleared OTC North American natural gas and global oil contracts, accounted for the majority of the OTC clearing revenues. Contract volume in our OTC North American natural gas markets decreased 10% to 204.7 million contracts traded during the year ended December 31, 2009 from 228.6 million contracts traded during the comparable period in 2008. Volume in the OTC North American natural gas markets declined due to several factors, including relatively high natural gas storage levels, which produced multi-year lows in natural gas prices and reduced hedging activity, as well as increased risk aversion and de-leveraging in the broader markets, which also reduced market liquidity. Contract volume in our OTC North American power markets increased 41% to 53.6 million contracts traded during the year ended December 31, 2009 from 38.0 million contracts traded during the comparable period in 2008 and contract volume in our global oil markets increased 705% to 2.2 million contracts traded during the year ended December 31, 2009 from 277,000 contracts traded during the comparable period in 2008. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, increased to 48% for the year ended December 31, 2009 from 42% for the comparable period in 2008. Average transaction and clearing fees per trading day increased 42% to $1.9 million per trading day for the year ended December 31, 2009 from $1.3 million per trading day for the comparable period in 2008.

Market Data Fees

Consolidated market data fees decreased $1.3 million, or 1%, to $101.7 million for the year ended December 31, 2009 from $102.9 million for the comparable period in 2008. During the year ended December 31, 2009 and 2008, we recognized $50.1 million and $49.7 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the year ended December 31, 2009 and 2008, we recognized $41.8 million and $44.4 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 10% for the year ended December 31, 2009 from 13% for the comparable period in 2008.

Other Revenues

Consolidated other revenues decreased $8.3 million, or 49%, to $8.6 million for the year ended December 31, 2009 from $16.9 million for the comparable period in 2008. The decrease in other revenues is primarily due to $11.9 million in net interest paid to the clearing members for their margin deposits at ICE Clear Europe, which is recorded as a reduction to other revenues, as compared to $2.4 million during the year ended December 31, 2008 following our formation of ICE Clear Europe in November 2008. Consolidated other revenues, as a percentage of consolidated revenues, decreased to 1% for the year ended December 31, 2009 from 2% for the comparable period in 2008.

Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $75.9 million, or 47%, to $235.7 million for the year ended December 31, 2009 from $159.8 million for the comparable period in 2008. This increase includes $109.5 million in Creditex and ICE Trust compensation and benefits expenses recognized during the year ended December 31, 2009, compared to $39.2 million for the year ended December 31, 2008, and a $4.0 million increase in non-cash compensation expenses, excluding Creditex and ICE Trust non-cash compensation expenses. This increase in non-cash compensation expenses is primarily related to the achievement of above-target performance on the performance-based restricted stock that was granted in December 2008 and true-up accruals relating to our estimate of the forfeiture rate on the non-cash awards. Our employee headcount increased from 795 employees as of December 31, 2008 to 826 employees as of December 31, 2009, due to the acquisition of TCC in March 2009 and the formation of ICE Trust during 2009, partially offset by the employee terminations during the year ended December 31, 2009. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, increased to 24% for the year ended December 31, 2009 from 20% for the comparable period in 2008.

Professional Services

Consolidated professional services expenses increased $5.9 million, or 20%, to $35.6 million for the year ended December 31, 2009 from $29.7 million for the comparable period in 2008. This increase was primarily due to $15.7 million in professional services expenses incurred during the year ended December 31, 2009 relating to ICE Trust and ICE Clear Europe CDS clearing, compared to $7.6 million in professional services expenses incurred during the year ended December 31, 2008 relating to the establishment of ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, was 4% for both the year ended December 31, 2009 and 2008.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $6.1 million for the year ended December 31, 2009. In 2009, we expensed $6.1 million in transaction costs directly relating to the acquisition of TCC. On January 1, 2009, we adopted what is now part of ASC Topic 805 related to business combinations and are now required to expense all acquisition related transaction costs as incurred. Prior to 2009, we could capitalize these costs as part of the purchase price and would only have to expense these costs if we incurred these costs but the acquisition did not close. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, were 1% for the year ended December 31, 2009. We did not incur any acquisition-related transaction costs during the year ended December 31, 2008.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $25.6 million, or 38%, to $93.4 million for the year ended December 31, 2009 from $67.8 million for the comparable period in 2008. This increase was primarily due to $21.3 million of Creditex and ICE Trust selling, general and administrative expenses recognized during the year ended December 31, 2009, compared to $6.0 million during the year ended December 31, 2008, a $4.0 million increase in our technology hosting expenses during the year ended December 31, 2009 compared to the prior year, $2.4 million in costs incurred to vacate office space in New York City during the year ended December 31, 2009, as well as increased hardware and software support, marketing expenses, sales taxes and rent expense that resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, increased to 9% for the year ended December 31, 2009 from 8% for the comparable period in 2008.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $49.1 million, or 79%, to $111.4 million for the year ended December 31, 2009 from $62.2 million for the comparable period in 2008. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions of Creditex and YellowJacket in 2008 and of TCC in March 2009, an increase in amortization expenses on the Russell licensing agreement intangible assets, as well as additional depreciation expenses recorded on fixed asset additions incurred during 2009 and 2008. We recorded amortization expenses of $39.7 million and $22.5 million during the years ended December 31, 2009 and 2008, respectively, on the intangible assets acquired as part of our acquisitions. We recorded amortization expense related to the Russell licensing agreement intangible assets of $25.9 million and $7.2 million for the years ended December 31, 2009 and 2008, respectively, which reflects amortization on the exclusive and non-exclusive portions of the Russell licensing agreement intangible assets. We recorded depreciation expense on our fixed assets of $45.7 million and $32.5 million for the years ended December 31, 2009 and 2008, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, increased to 11% for the year ended December 31, 2009 from 8% for the comparable period in 2008.

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

Income Taxes

Consolidated tax expense increased $7.0 million to $179.6 million for the year ended December 31, 2009 from $172.5 million for the comparable period in 2008, primarily due to the increase in our pre-tax income. Our effective tax rate was 36% for the year ended December 31, 2009 and 2008. The effective tax rate for the year ended December 31, 2009 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates and tax credits. The effective tax rate for the year ended December 31, 2008 is higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rates, tax-exempt interest income and tax credits.

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

	Three Months Ended,
	December 31, 2010	September 30, 2010(1)	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009(1)
	(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures	$36,446	$35,414	$37,998	$35,144	$28,813	$28,265	$25,717	$28,009
ICE WTI Crude futures	10,898	12,058	14,014	11,530	12,524	12,654	11,251	12,861
ICE Gas Oil futures	20,546	19,395	18,540	20,060	15,047	14,657	13,213	12,730
Sugar futures and options	16,408	18,531	18,258	21,341	13,594	19,581	22,974	15,823
Cotton futures and options	7,012	4,600	5,058	4,394	3,882	2,312	3,763	2,967
Russell Index futures and options	7,949	7,931	8,623	7,834	7,508	8,141	8,043	7,561
Other futures products and options	27,453	26,666	27,281	22,316	21,009	18,232	20,648	18,142
OTC:
North American natural gas	54,771	57,544	58,110	51,431	49,706	48,602	44,551	43,951
North American power	21,376	21,472	24,353	25,044	28,326	25,605	21,760	19,586
Credit default swaps	37,639	42,304	43,024	42,722	39,408	43,220	44,548	37,969
Global oil and other	9,025	8,152	7,553	7,267	7,575	5,896	4,853	2,405
Electronic trade confirmation services	1,907	2,035	2,048	1,979	1,780	1,703	1,634	1,474
Market data fees	27,608	27,528	27,186	26,853	25,194	24,891	25,485	26,114
Other	5,985	3,516	4,109	3,705	2,188	2,505	1,977	1,961

Total revenues	285,023	287,146	296,155	281,620	256,554	256,264	250,417	231,553

Operating expenses:
Compensation and benefits(2)	56,953	62,586	58,870	58,240	69,446	55,928	55,597	54,706
Professional services	7,757	8,262	8,029	8,549	9,649	9,866	8,813	7,229
Acquisition-related transaction costs(3)	934	7,019	1,498	545	—	—	529	5,610
Selling, general and administrative	27,456	25,982	21,549	22,257	24,982	22,613	22,938	22,906
Depreciation and amortization	33,342	31,739	27,914	28,214	28,607	27,868	27,579	27,303

Total operating expenses	126,442	135,588	117,860	117,805	132,684	116,275	115,456	117,754

Operating income	158,581	151,558	178,295	163,815	123,870	139,989	134,961	113,799
Other income (expense), net(4)	(8,231)	(4,317)	(22,479)	(7,080)	5,531	(2,583)	(17,139)	(4,723)
Income tax expense	48,541	47,328	53,289	53,217	46,409	50,524	45,764	36,854

Net income	$101,809	$99,913	$102,527	$103,518	$82,992	$86,882	$72,058	$72,222

Net (income) loss attributable to noncontrolling interest	(2,677)	(3,598)	(839)	(2,355)	1,262	572	—	—

Net income attributable to ICE.	$99,132	$96,315	$101,688	$101,163	$84,254	$87,454	$72,058	$72,222

(1)	We acquired TCC and formed ICE Trust in March 2009 and we acquired CLE in July 2010. The quarters subsequent to these dates include the acquired or formed company’s financial results.

(2)	The financial results for the three months ended September 30, 2010 include $5.2 million in employee termination costs following the acquisition of CLE in July 2010. The financial results for the three months ended December 31, 2009 include employee termination costs and other increases in compensation and benefits expenses based on our performance during the fourth quarter of 2009. Our performance during the historically seasonally weak fourth quarter of 2009 was much stronger than anticipated, resulting in increased bonus accruals and non-cash compensation expenses to reflect a true-up for our outperformance in 2009 versus our financial targets.

(3)	We incurred incremental direct acquisition-related transaction costs primarily relating to the TCC acquisition in 2009 and the CLE acquisition in 2010.

(4)	The financial results for the three months ended June 30, 2010 include a loss of $15.1 million on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE. The financial results for the three months ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various cost method investments. The financial results for the three months ended June 30, 2009 include an impairment loss on our investment in NCDEX of $9.3 million. For additional information on these items, refer to notes 3 and 6 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the development of our electronic trading and clearing platforms. We financed the cash portion of our acquisition of ICE Futures U.S. in 2007 with cash on hand and borrowings under our credit facilities discussed below. We financed the acquisitions we made in 2008 and 2009 with a combination of stock and cash on hand. We financed the acquisitions we made in 2010 with a combination of cash on hand and borrowings under our credit facilities. We financed all of the stock repurchases under our stock repurchase plans with cash on hand and borrowings under our credit facilities. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with strategic acquisitions or investments. See also “— Future Capital Requirements” below.

We had consolidated cash and cash equivalents of $621.8 million and $552.5 million as of December 31, 2010 and 2009, respectively. We had $2.0 million and $25.5 million in short-term and long-term investments as of December 31, 2010 and 2009, respectively, and $219.3 million and $205.8 million in short-term and long-term restricted cash as of December 31, 2010 and 2009, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities of less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, foreign and domestic government securities, equity securities and municipal bonds. We classify these investments as available-for-sale in accordance with relevant accounting standards. Available-for-sale investments are carried at their fair values with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. We do not have any investments classified as held-to-maturity or trading.

In August 2008, our board of directors authorized us to repurchase up to $500.0 million of our common stock under an authorization that originally expired in August 2009 and was extended to expire in February 2010. We repurchased $300.0 million of our shares of common stock under this program in 2008. In February 2010, our board of directors authorized us to repurchase up to $300.0 million in our common stock. During the three months ended September 30, 2010, we repurchased 937,500 shares of our common stock at a cost of $90.4 million on the open market. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present the major components of net increases in cash and cash equivalents:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$533,758	$486,593	$375,112
Investing activities	(633,082)	(142,275)	(69,746)
Financing activities	169,520	(75,112)	(141,119)
Effect of exchange rate changes	(869)	(263)	(322)

Net increase in cash and cash equivalents	$69,327	$268,943	$163,925

Operating Activities

Consolidated net cash provided by operating activities was $533.8 million, $486.6 million and $375.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $47.2 million increase in net cash provided by operating activities for the year ended December 31, 2010 from the comparable period in 2009 is primarily due to the $95.7 million increase in the global OTC segment’s net income for the year ended December 31, 2010 from the comparable period in 2009. The $111.5 million increase in net cash provided by operating activities for the year ended December 31, 2009 from the comparable period in 2008 is primarily due to the $58.2 million increase in the futures segment’s net income for the year ended December 31, 2009 from the comparable period in 2008.

Investing Activities

Consolidated net cash used in investing activities was $633.1 million, $142.3 million and $69.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. These activities primarily relate to cash paid for acquisitions, changes in the restricted cash balances, sales and purchases of available-for-sale investments, cash paid for a foreign currency hedge and capital expenditures in each period for software, including internally developed software, and computer and network equipment. We paid out cash for acquisitions, net of cash acquired, of $553.0 million, $39.4 million and $44.6 million, respectively, for the years ended December 31, 2010, 2009 and 2008, primarily relating to the CLE acquisition in July 2010, the TCC acquisition in March 2009 and the Creditex acquisition in August 2008. We had net increases in restricted cash of $18.6 million, $63.6 million and $106.1 million, respectively, for the years ended December 31, 2010, 2009 and 2008 due to increases in the restricted cash balances between periods primarily relating to the acquisition of TCC and the formation of ICE Trust and ICE Clear Europe and their associated operational and regulatory requirements. We had net decreases (increases) in investments classified as available-for-sale of $1.3 million, ($19.6 million) and $134.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, primarily due to our decision to shift more of our funds into cash equivalent investments from available-for-sale short-term investments during 2008 and due to our acquisition of 4.8% of the common stock of Climate Exchange plc for $24.1 million in cash in June 2009. We purchased a foreign currency hedge relating to our acquisition of CLE of $15.1 million during the year ended December 31, 2010. We incurred capitalized software development costs of $26.0 million, $20.3 million and $18.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Capital expenditures totaled $21.8 million, $24.4 million and $30.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The additional capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms, hosting and clearing houses. We also received net cash proceeds of $23.5 million during the year ended December 31, 2009 relating to sales of various cost method investments, including the LCH.Clearnet investment.

Financing Activities

Consolidated net cash provided by (used in) financing activities was $169.5 million, ($75.1 million) and ($141.1 million) for the years ended December 31, 2010, 2009 and 2008, respectively. Consolidated net cash provided by financing activities for the year ended December 31, 2010 primarily relates to $620.0 million in gross proceeds from the credit facilities and $12.8 million in proceeds from the exercise of common stock options, partially offset by $349.0 million in gross repayments under the credit facilities, $90.4 million in repurchases of our common stock, $10.2 million in debt issuance costs for our new revolving credit facilities and $13.8 million in cash payments related to treasury shares received for restricted stock and stock option tax payments. Consolidated net cash used in financing activities for the year ended December 31, 2009 primarily related to $71.9 million in net repayments under the credit facilities described below and $10.3 million in debt issuance costs relating to the issuance of the new credit facilities, partially offset by $8.3 million in excess tax benefits from stock-based compensation. Consolidated net cash used in financing activities for the year ended December 31, 2008 primarily relates to $300.0 million used to finance stock repurchases, $46.0 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $37.5 million of borrowing repaid under our credit facilities, partially offset by $195.0 million in additional borrowings under our credit facilities to finance a portion of the stock repurchases and $44.1 million in excess tax benefits from stock-based compensation.

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

Two term loan facilities, under which $208.5 million in aggregate is outstanding as of December 31, 2010, are still outstanding. On April 29, 2010, we borrowed $220.0 million under the New Revolving Credit Facilities, including $174.0 million under the dollar credit facility and $46.0 million under the multicurrency credit facility. These borrowings were used for part of our $596.6 million cash acquisition of the CLE on July 8, 2010.

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

Of the amounts available under the New Revolving Credit Facilities, (i) up to $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) up to $3.0 million of such amounts has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada. The remaining $422.0 million available under the New Revolving Credit Facilities may be used by us for working capital and general corporate purposes.

With limited exceptions, we may prepay any outstanding loans under the New Revolving Credit Facilities, the New Term Loan Facility and the two term loans outstanding, in whole or in part, without premium or penalty. The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the our business. We have been and are currently in compliance with all applicable covenants under these facilities.

We have entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to the $208.5 million in outstanding debt as of December 31, 2010 under our original two term loan facilities, which are effective through the maturity dates of these term loan facilities.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures and to capitalize software development costs ranging between $50.0 million and $55.0 million for the year ended December 31, 2011, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We are obligated to contribute an aggregate of $100.0 million to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period and have already contributed $25.0 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2010. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $65.0 million, and if such profits are not sufficient to fund the remaining obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2012.

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

Non-GAAP Financial Measures

Below we provide adjusted net income attributable to ICE and adjusted earnings per share attributable to ICE as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below do not reflect historical operating performance. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles, or GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto.

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

Adjusted net income attributable to ICE for the periods presented below is calculated by adding net income attributable to ICE and various charges that are not routine operating expenses, and their related income tax effects. We do not believe these items are representative of our future operating performance since these charges were not consistent with our historical and normal operating performance.

The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share for the periods presented below. Adjusted earnings per share is calculated as adjusted net income attributable to ICE divided by the weighted average common shares outstanding.

	Year Ended December 31,			Three Months Ended December 31,
	2010	2009	2008	2010	2009	2008
	(In thousands, except per share amounts)
Net income attributable to ICE	$398,298	$315,988	$300,972	$99,132	$84,254	$48,855
Add: Loss on hedge related to CLE acquisition	15,080	—	—	—	—	—
Add: Acquisition-related transaction costs	9,996	6,139	—	934	—	—
Add: Severance costs relating to acquisitions	5,965	6,788	—	249	3,886	—
Add: NCDEX impairment costs	—	9,276	15,700	—	—	15,700
Add: Other cost method investment impairment costs	—	6,083	—	—	6,083	—
Add: Certain state and sales tax adjustments	—	5,623	—	—	5,623	—
Add: Lease termination and asset disposal costs	—	2,980	—	—	—	—
Less: LCH.Clearnet gain on sale of stock	—	(17,172)	—	—	(17,172)	—
Less: Net gain on initial 4.8% ownership of CLE	(1,825)	—	—	—	—	—
Add/(Less): Income tax expense (benefit) effect related to the items above	(6,614)	(2,056)	(4,477)	(465)	945	(4,477)

Adjusted net income attributable to ICE	$420,900	$333,649	$312,195	$99,850	$83,619	$60,078

Earnings per share attributable to ICE common shareholders:
Basic	$5.41	$4.33	$4.23	$1.35	$1.15	$0.68

Diluted	$5.35	$4.27	$4.17	$1.34	$1.13	$0.67

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$5.72	$4.57	$4.39	$1.36	$1.14	$0.83

Adjusted diluted	$5.65	$4.50	$4.33	$1.35	$1.12	$0.82

Weighted average common shares outstanding:
Basic	73,624	72,985	71,184	73,205	73,275	72,280

Diluted	74,476	74,090	72,164	74,177	74,510	73,465

During the year and three months ended December 31, 2010, we recognized costs associated with our acquisition of CLE, including the currency hedge purchased at the time of the transaction announcement, a net gain on the sale of our CLE investment, acquisition-related transaction costs and acquisition-related employee severance costs. During the years ended December 31, 2009 and 2008, we recognized impairment losses related to our investment in NCDEX. During the year and three months ended December 31, 2009, we recognized a gain on the sale of our LCH.Clearnet cost method investment, wrote off two other cost method investments, recognized various state and sales tax liabilities and also recognized severance costs throughout the year related to the TCC acquisition. During the first three quarters of 2009, we also recognized acquisition-related transaction costs relating to the TCC acquisition and costs relating to a lease termination and fixed asset disposals. The tax effects of these items were calculated by applying specific legal entity and jurisdictional marginal tax rates. For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Entities

We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Contractual Obligations:
Long-term debt and interest	$672,216	$264,662	$407,554	$—	$—
Russell licensing agreement	88,439	18,144	47,900	22,395	—
Commitment to fund ICE Trust and ICE Clear Europe CDS guaranty funds	65,000	—	65,000	—	—
Operating and capital leases	62,221	18,151	30,989	9,148	3,933
Other liabilities	6,000	1,000	2,000	2,000	1,000

Total contractual cash obligations	$893,876	$301,957	$553,443	$33,543	$4,933

We have excluded from the contractual obligations and commercial commitments table above $22.7 billion in margin deposits and guaranty funds liabilities. Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Trust, ICE Clear Canada and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. See note 12 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

We have also excluded unrecognized tax benefits, or UTBs, from the contractual obligations and commercial commitments table above. As of December 31, 2010, our cumulative UTBs were $26.0 million. Interest and penalties related to UTBs were $ 3.7 million as of December 31, 2010. We are under continuous examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict, the amount of tax and interest, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority.

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

Goodwill and Other Identifiable Intangible Assets

We have significant intangible assets related to goodwill and other acquired intangible assets. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically identifiable intangibles when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets are impaired requires us to make significant judgments and the use of significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2010, we had goodwill of $1.9 billion and net other intangible assets of $890.8 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. We do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over the lesser of their contractual or estimated useful lives.

In performing the purchase price allocation, we consider, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of the acquired business. At the acquisition date, a preliminary allocation of the purchase price is recorded based upon a preliminary valuation. We continue to review and validate estimates, assumptions and valuation methodologies underlying the preliminary valuation during the measurement period. Accordingly, these estimates and assumptions are subject to change, which could have a material impact on our consolidated financial statements. The measurement period ends as soon as we receive the information about facts and circumstances that existed as of the acquisition date or we learn that more information is not obtainable, which usually does not exceed one year from the date of acquisition.

Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. These evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value. If the carrying value exceeds the estimated fair value, then an impairment loss is recorded if and to the extent that the carrying value is in excess of the implied fair value. We test our goodwill for impairment at the reporting unit level. As of December 31, 2010, we had four reporting units, our futures reporting unit, the OTC energy reporting unit, the OTC CDS reporting unit, and the market data reporting unit. The futures reporting unit previously was three separate reporting units, which were the ICE Futures U.S., ICE Futures Europe and ICE Futures Canada reporting units. During 2010, we determined that these three futures reporting units had similar economic characteristics and we combined them into a single futures reporting unit.

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

In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions could materially affect the determination of fair value and/or impairment. The cash flows employed in the discounted and undiscounted cash flow analyses are based on our most recent budgets and business plans and, when applicable, various growth rates have been assumed for years beyond the current business plan period. Future events could cause us to conclude that indicators of impairment exist for goodwill or other intangible assets. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

These analyses have not resulted in any impairment of goodwill and other identifiable intangible assets through December 31, 2010. As of December 31, 2010, the fair values of each of our reporting units exceeded their related net assets by at least 29%.

Capitalized Software Development Costs

We capitalize costs related to software developed or obtained for internal use in accordance U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $26.0 million, $20.3 million and $18.3 million during the years ended December 31, 2010, 2009 and 2008, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

We review our capitalized software development costs for impairment at each quarterly balance sheet date and whenever events or changes in circumstances indicate that the carrying amount should be assessed. Our judgments about impairment are based in part on subjective assessments of the usefulness of the relevant software and may differ from comparable assessments made by others. We have not recorded any software impairment charges since our formation. If an impairment indicator is identified, we analyze recoverability by estimating undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, impairment may be recognized, resulting in a write-down of assets to their estimated fair value with a corresponding charge to earnings. We believe that our capitalized software development costs are appropriately valued in our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Income Taxes

We recognize a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences and carryforwards are expected to reverse.

We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. We recognize accrued interest related to uncertain tax positions as a component of interest expense. Any related penalties would be included in selling, general and administrative expenses. Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities.

The undistributed earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of December 31, 2010 and 2009, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $843.1 million and $783.8 million, respectively, of which $98.2 million and $80.4 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $982,000, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of December 31, 2010, we had $578.5 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $5.8 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our outstanding debt are currently reset on a monthly, quarterly or semi-annual basis. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to portions of our outstanding debt, which are effective through the maturity dates of these term loan facilities. These contracts fix the interest rate at 4.26% on the $87.5 million term loan facility that is outstanding as of December 31, 2010, and at 4.36% on the $121.0 million term loan facility that is outstanding as of December 31, 2010. In return, we will receive the one-month LIBOR-rate plus 250 basis points. These swaps are designated as cash flow hedges.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through Creditex, CLE and ICE Clear Europe, all sales through ICE Futures Canada and a small number of futures contracts at ICE Futures Europe. We may experience gains or losses from foreign currency transactions in the future given that there are net assets or net liabilities and revenues and expenses of our U.S., U.K., European and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. Of our consolidated revenues, 7%, 7% and 3% were denominated in pounds sterling, euros or Canadian dollars for the years ended December 31, 2010, 2009 and 2008, respectively. Of our consolidated operating expenses, 22%, 22% and 20% were denominated in pounds sterling or Canadian dollars for the years ended December 31, 2010, 2009 and 2008, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $4.8 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of ($1.4 million), ($632,000) and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.8545 for the year ended December 31, 2008 to 1.5661 for the year ended December 31, 2009 and then decreased to 1.5416 for the year ended December 31, 2010. The average exchange rate of the euro to the U.S. dollar decreased from 1.4726 for the year ended December 31, 2008 to 1.3935 for the year ended December 31, 2009 and then decreased to 1.3216 for the year ended December 31, 2010.

We entered into foreign currency hedging transactions during the year ended December 31, 2010 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 80% for the year ended December 31, 2010. In addition, we entered into a foreign currency hedge in May 2010 related to the cash consideration to be paid to acquire CLE, in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and was required to be paid in pounds sterling. The foreign currency hedge contract included an upfront $15.1 million option premium and the hedge contract expired out of the money in July 2010, resulting in a loss of $15.1 million recorded through other expense in the consolidated statement of income for the year ended December 31, 2010.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of December 31, 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $41.8 million, compared to $29.3 million as of December 31, 2009. This increase was primarily due to foreign currency translation adjustments relating to a portion of the CLE goodwill and other intangible assets that were allocated to our U.K. subsidiaries, due to a change in the pound sterling to the U.S. dollar exchange rate during the period from our acquisition on July 8, 2010 to December 31, 2010. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar increased from 1.4619 as of December 31, 2008 to 1.6167 as of December 31, 2009 and then decreased to 1.5428 as of December 31, 2010. The period-end foreign currency exchange rate for the euro to the U.S. dollar increased from 1.3919 as of December 31, 2008 to 1.4332 as of December 31, 2009 and then decreased to 1.3291 as of December 31, 2010. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.8170 as of December 31, 2008 to 0.9559 as of December 31, 2009 and then increased to 0.9999 as of December 31, 2010.

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

The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2011 Proxy Statement.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

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

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

February 9, 2011	February 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

IntercontinentalExchange, Inc.

We have audited IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IntercontinentalExchange, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, IntercontinentalExchange, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010 of IntercontinentalExchange, Inc. and Subsidiaries, and our report dated February 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

Board of Directors and Shareholders

IntercontinentalExchange, Inc.

We have audited the accompanying consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 9, 2011

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$621,792	$552,465
Short-term restricted cash	75,113	81,970
Short-term investments	1,999	2,005
Customer accounts receivable, net of allowance for doubtful accounts of $1,857 and $1,710 at December 31, 2010 and 2009, respectively	114,456	109,068
Margin deposits and guaranty funds	22,712,281	18,690,238
Prepaid expenses and other current assets	50,137	24,105

Total current assets	23,575,778	19,459,851

Property and equipment, net	94,503	91,735

Other noncurrent assets:
Goodwill	1,916,055	1,465,831
Other intangible assets, net	890,818	702,460
Long-term restricted cash	144,174	123,823
Long-term investments	—	23,492
Other noncurrent assets	20,931	17,683

Total other noncurrent assets	2,971,978	2,333,289

Total assets	$26,642,259	$21,884,875

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,162	$57,288
Accrued salaries and benefits	53,769	52,185
Current portion of licensing agreement	18,268	15,223
Current portion of long-term debt	252,750	99,000
Income taxes payable	6,307	23,327
Margin deposits and guaranty funds	22,712,281	18,690,238
Other current liabilities	18,847	30,571

Total current liabilities	23,127,384	18,967,832

Noncurrent liabilities:
Noncurrent deferred tax liability, net	268,249	181,102
Long-term debt	325,750	208,500
Noncurrent portion of licensing agreement	60,325	73,441
Other noncurrent liabilities	43,786	20,353

Total noncurrent liabilities	698,110	483,396

Total liabilities	23,825,494	19,451,228

Commitments and contingencies
EQUITY:
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 78,449 and 77,573 shares issued at December 31, 2010 and 2009, respectively; 73,303 and 73,489 shares outstanding at December 31, 2010 and 2009, respectively	785	776
Treasury stock, at cost; 5,146 and 4,084 shares at December 31, 2010 and 2009, respectively	(453,822)	(349,646)
Additional paid-in capital	1,745,424	1,674,919
Retained earnings	1,447,423	1,049,125
Accumulated other comprehensive income	37,740	24,558

Total IntercontinentalExchange, Inc. shareholders’ equity	2,777,550	2,399,732
Noncontrolling interest in consolidated subsidiaries	39,215	33,915

Total equity	2,816,765	2,433,647

Total liabilities and equity	$26,642,259	$21,884,875

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Transaction and clearing fees, net	$1,023,454	$884,473	$693,229
Market data fees	109,175	101,684	102,944
Other	17,315	8,631	16,905

Total revenues	1,149,944	994,788	813,078

Operating expenses:
Compensation and benefits	236,649	235,677	159,792
Professional services	32,597	35,557	29,705
Acquisition-related transaction costs	9,996	6,139	—
Selling, general and administrative	97,244	93,439	67,800
Depreciation and amortization	121,209	111,357	62,247

Total operating expenses	497,695	482,169	319,544

Operating income	652,249	512,619	493,534

Other income (expense):
Interest and investment income	2,313	1,961	11,536
Interest expense	(29,765)	(22,922)	(19,573)
Other income (expense), net	(14,655)	2,047	(12,001)

Total other expense, net	(42,107)	(18,914)	(20,038)

Income before income taxes	610,142	493,705	473,496
Income tax expense	202,375	179,551	172,524

Net income	$407,767	$314,154	$300,972

Net (income) loss attributable to noncontrolling interest	(9,469)	1,834	—

Net income attributable to IntercontinentalExchange, Inc.	$398,298	$315,988	$300,972

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$5.41	$4.33	$4.23

Diluted	$5.35	$4.27	$4.17

Weighted average common shares outstanding:
Basic	73,624	72,985	71,184

Diluted	74,476	74,090	72,164

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

	IntercontinentalExchange, Inc. Shareholders’ Equity									Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income from
	Shares	Value	Shares	Value			Foreign Currency Translation	Available- For-Sale Securities	Cash Flow Hedges
Balance, January 1, 2008	70,963	$710	(1,252)	$(30,188)	$1,043,971	$431,708	$33,046	$59	$(2,450)	$—	$1,476,856
Other comprehensive loss	—	—	—	—	—	—	(10,657)	(108)	—	—	(10,765)
Exercise of common stock options	397	4	(1)	(225)	5,206	—	—	—	—	—	4,985
Issuance of shares for acquisitions	4,906	49	—	—	496,532	—	—	—	—	—	496,581
Repurchases of common stock	—	—	(3,220)	(300,000)	—	—	—	—	—	—	(300,000)
Change in fair value of redeemable stock put	—	—	—	—	—	72	—	—	—	—	72
Treasury shares received for restricted stock and stock option tax payments	—	—	(295)	(45,783)	—	—	—	—	—	—	(45,783)
Stock-based compensation	—	—	—	—	39,112	—	—	—	—	—	39,112
Issuance of restricted stock	236	2	630	20,676	(20,678)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	44,201	—	—	—	—	—	44,201
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	5,949	5,949
Net income	—	—	—	—	—	300,972	—	—	—	—	300,972

Balance, December 31, 2008	76,502	765	(4,138)	(355,520)	1,608,344	732,752	22,389	(49)	(2,450)	5,949	2,012,180
Other comprehensive income (loss)	—	—	—	—	—	—	6,869	(435)	(1,766)	—	4,668
Exercise of common stock options	653	6	—	—	12,698	—	—	—	—	—	12,704
Issuance of shares for acquisitions	50	1	—	—	5,894	—	—	—	—	—	5,895
Change in fair value of redeemable stock put	—	—	—	—	—	385	—	—	—	—	385
Treasury shares received for restricted stock and stock option tax payments	—	—	(157)	(12,220)	—	—	—	—	—	—	(12,220)
Stock-based compensation	—	—	—	—	57,477	—	—	—	—	—	57,477
Issuance of restricted stock	368	4	211	18,094	(18,098)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,604	—	—	—	—	—	8,604
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	29,800	29,800
Net loss attributable to noncontrolling interest	—	—	—	—	—	1,834	—	—	—	(1,834)	—
Net income	—	—	—	—	—	314,154	—	—	—	—	314,154

Balance, December 31, 2009	77,573	776	(4,084)	(349,646)	1,674,919	1,049,125	29,258	(484)	(4,216)	33,915	2,433,647
Other comprehensive income	—	—	—	—	—	—	12,497	484	201	—	13,182
Exercise of common stock options	504	5	—	—	12,763	—	—	—	—	—	12,768
Repurchases of common stock	—	—	(938)	(90,395)	—	—	—	—	—	—	(90,395)
Treasury shares received for restricted stock and stock option tax payments	—	—	(125)	(13,807)	—	—	—	—	—	—	(13,807)
Stock-based compensation	—	—	—	—	51,730	—	—	—	—	—	51,730
Issuance of restricted stock	372	4	1	26	1,749	—	—	—	—	—	1,779
Tax benefits from stock option plans	—	—	—	—	6,892	—	—	—	—	—	6,892
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2,629)	—	—	—	—	(1,871)	(4,500)
Distributions of profits to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,404)	(1,404)
Other	—	—	—	—	—	—	—	—	—	(894)	(894)
Net income attributable to noncontrolling interest	—	—	—	—	—	(9,469)	—	—	—	9,469	—
Net income	—	—	—	—	—	407,767	—	—	—	—	407,767

Balance, December 31, 2010	78,449	$785	(5,146)	$(453,822)	$1,745,424	$1,447,423	$41,755	$—	$(4,015)	$39,215	$2,816,765

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Net income	$407,767	$314,154	$300,972
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $2,222, $1,011 and ($1,677) for the years ended December 31, 2010, 2009 and 2008, respectively	12,497	6,869	(10,657)
Change in fair value of cash flow hedges, net of tax of $97 and ($994) for the years ended December 31, 2010 and 2009, respectively	201	(1,766)	—
Change in fair value of available-for-sale securities, net of tax of $169, ($169) and ($39) for the years ended December 31, 2010, 2009 and 2008, respectively	484	(435)	(108)

Comprehensive income	$420,949	$318,822	$290,207

Comprehensive (income) loss attributable to noncontrolling interest	(9,469)	1,834	—

Comprehensive income attributable to IntercontinentalExchange, Inc.	$411,480	$320,656	$290,207

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$407,767	$314,154	$300,972

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,209	111,357	62,247
Amortization of debt issuance costs	5,986	5,570	1,644
Provision for doubtful accounts	246	310	530
Net loss on sales or impairments of cost method investments	—	599	15,700
Net realized gains on sales of available-for-sale investments	(1,822)	(8)	(47)
Stock-based compensation	49,320	53,171	36,382
Gain on sales of businesses and assets	—	(719)	—
Loss on foreign currency hedge relating to CLE acquisition	15,080	—	—
Deferred taxes	(22,800)	(11,536)	(16,986)
Excess tax benefits from stock-based compensation	(7,977)	(8,286)	(44,080)
Changes in assets and liabilities:
Customer accounts receivable	(2,669)	(27,427)	(14,382)
Prepaid expenses and other current assets	(6,554)	5,659	(2,996)
Noncurrent assets	1,310	316	1,029
Income taxes payable	(29,636)	23,867	58,023
Accounts payable, accrued salaries and benefits, and other accrued liabilities	4,298	19,566	(22,924)

Total adjustments	125,991	172,439	74,140

Net cash provided by operating activities	533,758	486,593	375,112

Investing activities
Capital expenditures	(21,774)	(24,410)	(30,484)
Capitalized software development costs	(25,994)	(20,332)	(18,328)
Cash paid for acquisitions, net of cash acquired	(552,981)	(39,372)	(44,606)
Purchase of foreign currency hedge relating to CLE acquisition	(15,080)	—	—
Purchases of cost method investments	—	—	(2,385)
Proceeds from sales of cost method investments	—	23,451	—
Proceeds from sales of businesses and assets	—	1,580	—
Proceeds from sales of available-for-sale investments	19,541	8,539	236,935
Purchases of available-for-sale investments	(18,226)	(28,089)	(102,567)
Capitalized acquisition costs	—	—	(2,210)
Increase in restricted cash	(18,568)	(63,642)	(106,101)

Net cash used in investing activities	(633,082)	(142,275)	(69,746)

Financing activities
Excess tax benefits from stock-based compensation	7,977	8,286	44,080
Proceeds from credit facilities	620,000	200,000	195,000
Repayments of credit facilities	(349,000)	(271,875)	(37,500)
Issuance costs for credit facilities	(10,240)	(10,306)	(1,519)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(13,807)	(12,070)	(46,008)
Repurchases of common stock	(90,395)	—	(300,000)
Proceeds from exercise of common stock options	12,768	12,704	5,210
Other financing activities	(7,783)	(1,851)	(382)

Net cash provided by (used in) financing activities	169,520	(75,112)	(141,119)

Effect of exchange rate changes on cash and cash equivalents	(869)	(263)	(322)

Net increase in cash and cash equivalents	69,327	268,943	163,925
Cash and cash equivalents, beginning of year	552,465	283,522	119,597

Cash and cash equivalents, end of year	$621,792	$552,465	$283,522

Supplemental cash flow disclosure
Cash paid for income taxes	$244,243	$164,600	$129,879

Cash paid for interest	$13,946	$13,076	$10,963

Supplemental noncash investing and financing activities
Common stock and vested stock options issued for acquisitions	$—	$5,895	$499,768

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

•	An OTC exempt commercial market (“ECM”) for energy commodities and derivatives;

•	Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swap (“CDS”) trade execution markets; and

•

Five central counterparty clearing houses, including ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Canada, Inc. (“ICE Clear Canada”), ICE Trust U.S. LLC (“ICE Trust”) and The Clearing Corporation (“TCC”).

The Company currently operates its OTC energy markets as an ECM pursuant to the Commodity Exchange Act and regulations of the Commodity Futures Trading Commission (“CFTC”). As an ECM, the Company is required to file a notice with the CFTC, provide the CFTC with access to its trading system and certain trading reports and respond to requests for information or records from the CFTC. ICE Futures Europe is subject to extensive regulation in the United Kingdom by the Financial Services Authority (“FSA”), in accordance with the Financial Services and Markets Act 2000. ICE Futures Europe is responsible for satisfying the UK recognition requirements and maintaining financial resources sufficient for the proper performance of its functions as a recognized investment exchange, and, in order to satisfy this requirement, is obligated to maintain a minimum amount of capital and liquid financial assets at all times. ICE Futures U.S. is subject to extensive regulation in the United States by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a commodity exchange registered as a designated contract market by the CFTC. It also establishes non-financial criteria for an exchange to be so registered. Registration as a designated contract market for the trading of futures and options contracts is non-exclusive. This means that the CFTC may register other exchanges as designated contract markets for trading in the same or similar contracts. As a registered designated contract market, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the Commodity Exchange Act. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of its self-regulatory programs in these areas. ICE Futures Canada’s operations are subject to extensive regulation by the Manitoba Securities Commission (“MSC”), under the Commodity Futures Act (Manitoba) (“CFA”). The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange. It establishes financial and non-financial criteria for an exchange. ICE Futures Canada also has surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and ICE Futures Canada is under the audit jurisdiction of the MSC with respect to these self-regulatory functions.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed several acquisitions in 2010, 2009 and 2008 and has included the financial results of these companies in its consolidated financial statements effective from the respective acquisition dates.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Noncontrolling Interest

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. In connection with the Company’s acquisition of Creditex, the Company holds a 50.1% equity ownership in QW Holdings LLC, which the Company consolidates. QW Holdings LLC owns Q-WIXX, which is a dealer-to-client electronic platform for trading portfolios of CDS. The platform is a joint initiative between Creditex and the dealer community. The Company also records a noncontrolling interest in ICE Trust for the ownership interest held by the ICE Trust limited partners (Note 3).

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

Short-Term and Long-Term Investments

The Company periodically invests a portion of its cash in excess of short-term operating needs in government securities, equity securities, investment-grade marketable debt securities or municipal bonds (Note 5). These investments are classified as available-for-sale in accordance with U.S. GAAP. The Company does not have any investments classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings.

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

Margin Deposits and Guaranty Funds

Original margin, variation margin and guaranty funds held by the Company’s clearing houses for clearing members may be in the form of cash, government obligations, money market mutual fund shares, certificates of deposit, letters of credit or emission allowances (Note 12). Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These securities are held in safekeeping and are only pledged to the Company’s clearing houses, and the Company’s clearing houses do not take legal ownership of them.

Property and Equipment

Property and equipment are recorded at cost, reduced by accumulated depreciation (Note 7). Depreciation and amortization expense related to property and equipment is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvement. The Company reviews the remaining estimated useful lives of its property and equipment at each balance sheet date and will make adjustments to the estimated remaining useful lives whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals of property and equipment are included in other income and losses on disposals of property and equipment are included in depreciation expense. Maintenance and repairs are expensed as incurred.

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

The Company tests its goodwill for impairment at the reporting unit level. The reporting unit levels for the Company’s goodwill are the OTC energy, OTC CDS, futures and market data reporting units. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Goodwill impairment testing consists of a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company determines the fair value of its reporting units based on a discounted cash flow methodology, which includes management assumptions of long-term growth rates, operating margins and weighted average cost of capital. Changes in any of the estimates or assumptions used in the analysis could materially affect the determination of the fair value of each reporting unit.

The Company also evaluates indefinite-lived intangible assets for impairment annually in its fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Such evaluation includes comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. The Company did not record an impairment charge related to goodwill or indefinite-lived intangible assets during the years ended December 31, 2010, 2009 or 2008.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company reviews its property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment indicator would exist. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives. The Company did not record an impairment charge related to long-lived assets and finite-lived intangible assets during the years ended December 31, 2010, 2009 or 2008.

Income Taxes

The Company and its U.S. subsidiaries file a U.S. federal income tax return in accordance with relevant federal laws and regulations. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. The majority of the Company’s foreign subsidiaries are based in the United Kingdom and they file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. Deferred tax expenses and benefits are recognized for changes in deferred tax assets and liabilities. The difference between the statutory income tax rate and our effective tax rate for a given period is primarily a reflection of the tax effects of our foreign operations, tax credits, state income taxes and the non-deductibility of certain expenses.

Revenue Recognition

The Company’s revenues primarily consist of transaction and clearing fee revenues for OTC and futures transactions executed and cleared through the Company’s internet-based global electronic trading and clearing platforms, through the ICE Futures U.S. open-outcry exchange or through the Company’s Creditex voice brokers. The Company’s revenues are recognized over the period in which the services are provided, which is typically the date the transactions are executed or are cleared, except for a portion of clearing revenues related to CDS contracts which have an ongoing clearing obligation that extends beyond the execution date. The Company calculates the transaction and clearing fee revenues based on the volume of each commodity traded or cleared multiplied by the transaction rate or clearing rate for each commodity type. The futures transaction and clearing fee revenues are determined on the basis of the transaction and clearing fee charged for each contract traded on the exchanges. Prior to the launch of ICE Clear Europe in November 2008, the Company did not recognize any clearing revenue on the ICE Futures Europe and OTC cleared contracts.

Transaction and clearing fees are recorded net of rebates of $215.7 million, $149.1 million and $93.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company offers rebates in certain of its markets primarily to help generate market liquidity and trading volumes by providing customers trading in those markets a full or partial discount to the applicable commission rate. Typically, the Company offers these rebates until it believes the market has generated sufficient liquidity and volume so that the rebates are no longer needed to sustain and promote liquidity. These rebates reduce revenue that the Company would have generated had it charged full transaction fees and had it generated the same volume without the rebate program.

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

Other revenues are recognized as services are provided or they are deferred and amortized ratably over the periods to which they relate. Other revenues are recorded net of interest paid to the clearing members for margin deposits at ICE Clear Europe (Note 12).

Credit Risk and Significant Customers

The Company’s clearing houses have credit risk for maintaining the cash deposits at various financial institutions. Cash deposit accounts are established at larger money center banks and structured to restrict the rights of offset or liens by the bank. The Company’s clearing houses monitor the cash deposits and mitigate credit risk by keeping such deposits in several financial institutions, ensuring that its overall credit risk exposure to any individual financial institution remains within acceptable concentration limits, and by ensuring that the financial institutions have strong or high investment grade ratings. The Company also limits its risk of loss by holding the ICE Trust cash deposits in a Federal Reserve account and by holding the majority of the ICE Clear Europe cash deposits in reverse repurchase agreements with several different counterparty banks. If the cash deposits decrease in value, the Company’s clearing houses would be liable for the losses. The Company’s clearing houses have not experienced losses related to these cash deposits.

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

The growth of cleared OTC energy products also limits the Company’s risk of loss in its global OTC segment as the clearing house collects cleared transaction fees on the date the transactions occur. During the years ended December 31, 2010, 2009 and 2008, 91%, 92% and 86%, respectively, of the global OTC energy’s transactions and clearing revenues were from cleared trades. The futures businesses have minimal credit risk as all of their transaction revenues are currently cleared through ICE Clear Europe, ICE Clear U.S., ICE Clear Canada or TCC. The Company’s clearing businesses have substantial credit risk, as more fully described in Note 12.

The Company’s accounts receivable is stated at cost. There were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2010 or December 31, 2009. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2010, 2009 or 2008.

Stock-Based Compensation

The Company currently sponsors employee and director stock option and restricted stock plans. U.S. GAAP requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. U.S. GAAP requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company’s consolidated financial statements.

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

Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses

The Company has foreign currency translation risk equal to its net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K., European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation adjustments was $41.8 million.

The Company has foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through its operations which are received in or paid in pounds sterling or euros due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net gains (losses) of ($1.4 million), ($632,000) and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Marketing and Promotional Fees

Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $3.3 million, $2.9 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Recently Adopted and New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures, to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The Company adopted this guidance in January 2010, and adoption did not have a material impact on the Company’s consolidated financial statements. The portion of guidance relating to disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation are not effective until fiscal years beginning after December 15, 2010. The Company does not expect that the portion of this guidance not yet adopted will have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. Cost method investments of $7.5 million were reclassified to other noncurrent assets in the accompanying consolidated balance sheet as of December 31, 2009.

3.    Acquisitions and Formation of CDS Clearing

Climate Exchange plc (“CLE”) Acquisition

The Company acquired 100% of CLE on July 8, 2010. CLE is a leader in the development of traded emissions markets globally. CLE operates the European Climate Exchange (“ECX”), the Chicago Climate Exchange (“CCX”) and the Chicago Climate Futures Exchange (“CCFE”). The Company acquired CLE to build on its existing partnership with its respective exchanges, provide scale to the nascent, rapidly growing environmental markets, and to diversify the Company’s products, customers and geographic profile.

Under the terms of the acquisition, CLE shareholders received £7.50 (pounds sterling) in cash for each share of CLE, valuing the entire existing issued and to-be issued share capital of CLE at £393.4 million, or $596.6 million, including £17.1 million, or $25.9 million, in CLE shares that were held by the Company at the date of the acquisition and which were classified as long-term investments. The Company owned a 4.8% stake in CLE that it purchased in June 2009 for £6.45 per share, or $24.1 million. The Company recognized a net gain of $1.8 million at the date of the acquisition based upon its initial 4.8% stake in CLE, which was recorded as other income in the accompanying consolidated statement of income for the year ended December 31, 2010. This gain includes $3.5 million in realized gains from the change in the CLE share price, partially offset by $1.7 million in foreign currency translation losses which were reclassified from accumulated other comprehensive income and relates to the movement of the pound sterling to the U.S. dollar since the previous acquisition was made in pounds sterling, which is not the functional currency of the Company.

The transaction consideration included $220.0 million that was drawn from the New Revolving Credit Facilities for these purposes (Note 9) and the remainder came from existing cash resources of the Company. During the second quarter of 2010 and prior to the closing of the acquisition on July 8, 2010, the Company was required by U.K. takeover law to put $632.1 million into escrow accounts relating to the CLE acquisition and this cash was reflected as restricted cash in the consolidated balance sheet as of June 30, 2010. The $34.9 million in excess cash in the escrow accounts was reclassified to cash and cash equivalents after the closing of the acquisition of CLE on July 8, 2010.

The Company recorded the acquisition using the acquisition method of accounting and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The Company has not yet obtained all the information related to the fair value of acquired assets and liabilities related to the acquisition to finalize the purchase price allocation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to income taxes and certain tangible assets and liabilities.

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

Current assets	$29,521
Goodwill	448,498
Identifiable intangible assets	250,560
Other noncurrent assets	3,416
Current liabilities	(21,907)
Deferred tax liabilities on identifiable intangible assets	(70,157)
Other long-term liabilities	(43,283)

Total preliminary purchase price allocation	$596,648

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of CLE’s business. The following table sets forth the components of the identifiable intangible assets associated with the acquisition as of December 31, 2010 (in thousands, except years):

Intangible Asset	Acquisition-Date Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life
Exchange traded contracts	$227,000	$3,835	$(5,648)	$225,187	20 years
Reacquired technology rights	11,600	250	(3,431)	8,419	2.5 years
Customer relationships	10,200	173	(310)	10,063	17 years
Trade names	1,100	20	(128)	992	3 years
Employee non-compete agreements	660	14	(171)	503	2 years

Total	$250,560	$4,292	$(9,688)	$245,164

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

A portion of the CLE goodwill and other intangible assets have been allocated to the Company’s U.K. subsidiaries. The Company recognized a $4.3 million increase in other intangible assets related to foreign currency translation due to a change in the pound sterling to the U.S. dollar exchange rate during the period from July 8, 2010 to December 31, 2010.

The Company entered into a foreign currency hedge on May 3, 2010 related to the cash consideration that was paid to acquire CLE to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and the purchase price was required to be paid in pounds sterling. The foreign currency hedge was not designated and did not qualify as a hedging instrument. The foreign currency hedge included an upfront option premium and the instrument expired out of the money in July 2010, resulting in a loss of $15.1 million recorded in other expense in the accompanying consolidated statement of income for the year ended December 31, 2010.

The goodwill and other intangible assets from the acquisition of CLE have been included in the futures segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The CLE goodwill amount was allocated to the futures reporting unit for purposes of future impairment testing. The Company estimates that none of the goodwill acquired for the CLE acquisition will be deductible for tax purposes as it was a nontaxable transaction.

The Clearing Corporation (“TCC”) Acquisition

The Company completed its acquisition of TCC on March 6, 2009. The acquisition has been accounted for under the acquisition method. TCC is a U.S. clearing house that provides clearing and settlement services to its participants for trades in futures contracts, options on futures contracts and OTC transactions executed on various exchanges and marketplaces. TCC also developed the CDS risk management framework, operational processes and infrastructure for ICE Trust’s clearing operations. The Company acquired 100% of TCC for cash and a 51.5% non-voting-equity interest in the parent company of ICE Trust. The 51.5% equity interest in the parent company of ICE Trust entitles the Company to 51.5% of the net profits of ICE Trust and the CDS business at ICE Clear Europe. As of December 31, 2010, the equity interest held by the Company has increased to 54.5%.

The acquisition of TCC facilitated the Company’s expansion into clearing within the global CDS markets. Assets acquired and liabilities assumed were recorded at their estimated fair values as of March 6, 2009. The total purchase price was $106.7 million, and was comprised of $39.0 million in cash, $37.9 million in excess working capital paid to the TCC shareholders and the 48.5% equity interest in the parent company of ICE Trust with an estimated fair value of $28.9 million. The fair value of the noncontrolling net profit sharing interest was based on a discounted cash flow approach.

The total purchase price was allocated to TCC’s net tangible and identifiable intangible assets based on the fair values of those assets as of March 6, 2009. The net tangible and identifiable intangible assets acquired from TCC were $77.1 million, including $6.0 million of regulatory capital which is reflected as restricted cash in the accompanying consolidated balance sheets as of December 31, 2010 and 2009. The Company has recorded intangible assets associated with the TCC acquisition of $19.6 million for customer relationships, which has been assigned a nine year useful life, $14.2 million for developed technology, which has been assigned a three to five year useful life, and $1.6 million in other intangible assets. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $29.6 million and was recorded as goodwill.

The goodwill and other intangible assets from the acquisition of TCC have been included in the global OTC segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The TCC goodwill amount was allocated to the OTC CDS reporting unit for purposes of future impairment testing. The Company estimates that none of the goodwill acquired for the TCC acquisition will be deductible for tax purposes as it was a nontaxable transaction.

Formation of CDS Clearing Operations

The Company has assembled a comprehensive CDS infrastructure with its acquisition of Creditex, which included an electronic CDS post-trade processing platform known as ICE Link, as well as its acquisition of TCC. The Company utilized infrastructure, domain knowledge and personnel from each entity to establish ICE Trust, which serves as the Company’s North American CDS clearing house, and to launch European CDS clearing at ICE Clear Europe. A distinct pricing structure applies to the initial CDS clearing members, including specific caps and floors on the total fees to be paid for all CDS clearing, which may limit the revenue potential from these initial clearing members.

As a New York limited liability trust company and a member of the Federal Reserve, ICE Trust is subject to direct regulation and supervision by the Federal Reserve and the New York State Banking Department (“NYSBD”). Subject to compliance with certain conditions, ICE Trust operates under a temporary exemption from the Securities and Exchange Commission (“SEC”) and the U.S. Treasury Department. Through ICE Trust, the Company began processing and clearing North American CDS index contracts in March 2009 and certain North American single-name CDS contracts in December 2009. Through ICE Clear Europe, the Company began processing and clearing European CDS index contracts in July 2009 and certain European single-name CDS contracts in December 2009. The Company launched its North American buy-side solution for CDS clearing in December 2009 through ICE Trust and is currently working closely with European CDS market participants and regulators toward the launch of its European buy-side solution, as well as clearing for sovereign CDS contracts. Through December 31, 2010, ICE Trust cleared 182,000 CDS transactions totaling $8.8 trillion of notional value, and resulting in $556.9 billion in notional value of open interest. Through December 31, 2010, ICE Clear Europe cleared 206,000 CDS transactions totaling $5.9 trillion of notional value, and resulting in $631.5 billion in notional value of open interest.

The Company contributed an initial $10.0 million to the ICE Trust guaranty fund and an initial $10.0 million to the ICE Clear Europe CDS guaranty fund, along with the contributions by clearing members. The Company is obligated to increase its aggregate contributions to the respective CDS guaranty funds to $100.0 million, including $50.0 million to the ICE Trust guaranty fund and $50.0 million to the ICE Clear Europe CDS guaranty fund (Note 12). For these contributions, $25.0 million, inclusive of the initial $10.0 million contributions to each respective CDS guaranty fund, is required to be made to each clearing house’s CDS guaranty fund by one year following the date on which each clearing house’s rules are amended to implement the protection of customer funds (the “Customer Integration Date”). An additional $25.0 million contribution is required to be made to each respective clearing house’s CDS guaranty fund by the second anniversary of the Customer Integration Date. The Customer Integration Date is December 14, 2009 for North American CDS clearing through ICE Trust and it has not been determined but will likely occur during the first half of 2011 for European CDS clearing through ICE Clear Europe. As of December 31, 2010, the Company has contributed $25.0 million and $10.0 million to the ICE Trust guaranty fund and ICE Clear Europe CDS guaranty fund, respectively.

Creditex Acquisition

The Company acquired 100% of Creditex on August 29, 2008 for a combination of stock and cash. The Company also assumed the Creditex stock option and restricted stock award plans. Creditex is a market leader and innovator in the execution and processing of CDS with markets spanning the United States, Europe and Asia. Creditex serves the most liquid segments of the traded CDS market, including indexes, single-name instruments and standardized tranches. The acquisition provided the Company with the opportunity to expand into the global CDS market, including trade execution, post-trade and clearing services.

The acquisition has been accounted for as a purchase business combination. Assets acquired and liabilities assumed were recorded at their estimated fair values as of August 29, 2008. The total purchase price was $534.0 million, including $215.4 million allocated to the identifiable intangible assets. The Company recorded intangible assets associated with the Creditex acquisition of $184.0 million for customer relationships, which was assigned a twelve year useful life, $15.1 million for non-compete agreements, which was assigned a one to two year useful life, $13.7 million for developed technology, which was assigned a five year useful life, and $2.6 million in other intangible assets. The excess of the purchase price over the net tangible and identifiable intangible assets was $376.5 million and was recorded as goodwill.

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

The goodwill and other intangible assets from the acquisition of Creditex have been included in the global OTC segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker. The Creditex goodwill amount was allocated to the OTC CDS reporting unit for purposes of future impairment testing. The Company estimates that none of the goodwill acquired for the Creditex acquisition will be deductible for tax purposes as it was a nontaxable transaction.

The financial information in the table below summarizes the combined results of operations of the Company and Creditex, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented. Such pro forma financial information is based on the historical financial statements of the Company and Creditex. This pro forma financial information is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information, including, without limitation, purchase accounting adjustments. The pro forma financial information presented below also includes depreciation and amortization based on the valuation of Creditex’s tangible assets and identifiable intangible assets resulting from the acquisition. The pro forma financial information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. The pro forma financial information combines the historical results for the Company and Creditex for the year ended December 31, 2008 in the following table (in thousands).

Revenues	$933,584
Net income	$286,841
Earnings per common share — Basic	$3.77
Earnings per common share — Diluted	$3.72

Other Acquisitions

The Company could make additional payments in cash or stock to certain former shareholders of previously acquired companies if specified revenue targets or certain other strategic goals specified in the purchase agreements for those acquired companies are achieved. The remaining maximum contingent payments that could be made in 2011 are $39.2 million.

4.    Short-Term and Long-Term Restricted Cash

As a Recognized Investment Exchange, the FSA in the United Kingdom requires ICE Futures Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2010 and 2009, this amount was equal to $13.5 million and $12.1 million, respectively, and is reflected as short-term restricted cash in the accompanying consolidated balance sheets.

The Company formed ICE Clear Europe to serve as a clearing house to perform the clearing and settlement of each futures and options contract that trades through ICE Futures Europe and for all of the Company’s cleared OTC energy products. ICE Clear Europe began clearing these contracts in November 2008, upon the transition of the clearing function from LCH.Clearnet Ltd. The FSA requires ICE Clear Europe to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2010 and 2009, the resource requirement was equal to $9.0 million and $8.8 million, respectively, and is reflected as short-term restricted cash in the accompanying consolidated balance sheets.

Consistent with the other clearing houses that the Company owns, ICE Clear Europe requires that each clearing member make deposits in a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe has committed $100.0 million of its own cash as part of its energy guaranty fund. This contribution was made in July 2008 and this cash is reflected as long-term restricted cash in the accompanying consolidated balances sheet as of December 31, 2010 and 2009. ICE Clear U.S., ICE Clear Canada and TCC do not contribute to their respective guaranty funds.

Pursuant to the Federal Reserve Bank and NYSBD capitalization requirements, ICE Trust is required to maintain at all times a minimum level of capital in the form of liquid assets equal to ICE Trust’s costs to provide central counterparty clearing services during a period of time sufficient for the orderly wind-down of counterparty positions and clearing operations, which ICE Trust initially determined to be nine months. Pursuant to these capitalization requirements, the Company funded ICE Trust with $35.0 million in operating cash. The Company also contributed an initial $10.0 million to the ICE Trust guaranty fund and an initial $10.0 million to the ICE Clear Europe CDS guaranty fund, along with the contributions by clearing members. During the year ended December 31, 2010, the Company funded the ICE Trust guaranty fund with an additional $15.0 million. The Company’s combined contribution of $70.0 million and $55.0 million in cash as of December 31, 2010 and 2009, respectively, which is not available for general use by the Company, has been reflected as short-term and long-term restricted cash in the accompanying consolidated balance sheets.

As of December 31, 2010 and 2009, there is $10.0 million and $11.3 million, respectively, of cash held as escrow for previous acquisitions that is reflected as short-term and long-term restricted cash in the accompanying consolidated balance sheets.

5.    Short-Term and Long-Term Investments

Investments consist of available-for-sale securities. Available-for-sale securities are carried at fair value using primarily quoted prices in active markets for identical securities, with unrealized gains or losses reported as a component of accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. As of December 31, 2010, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,999	$—	$—	$1,999

As of December 31, 2009, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$2,000	$—	$—	$2,000
Equity securities	24,103	—	606	23,497

Total	$26,103	$—	$606	$25,497

The contractual maturities of the U.S. Treasury securities held as of December 31, 2010 and 2009 are less than one year. Investments that the Company intends to hold for more than one year are classified as long-term investments. The Company acquired 2.3 million shares, or 4.8%, of the common stock of CLE for $24.1 million in cash in June 2009. CLE was listed on the Alternative Investment Market section of the London Stock Exchange. As of December 31, 2009, the Company accounted for its investment in CLE as an available-for-sale investment and the fair value of the investment was $23.5 million and the unrealized loss was $606,000, or $435,000 net of taxes, which is included in equity securities in the table above. The investment in CLE was classified as a long-term investment in the accompanying consolidated balance sheet as of December 31, 2009, prior to our acquisition of 100% of the outstanding common stock in July 2010 (Note 3).

6.    Cost Method Investments

The Company had an 8% equity ownership in the National Commodity and Derivatives Exchange, Ltd. (“NCDEX”), a derivatives exchange located in Mumbai, India, which it acquired for $37.0 million in 2006. In December 2008, the Company recorded an impairment loss of $15.7 million, reducing the carrying value of the investment to $21.3 million. In June 2009, the Company recorded an additional impairment loss of $9.3 million, resulting in an adjusted carrying value of $12.0 million. The Company wrote down its cost method investment in NCDEX due to the significance of the decrease in the estimated fair value of its investment resulting from the suspended trading of certain key NCDEX contracts, foreign investment limits, market conditions and the uncertainty surrounding the potential for the Company to recover the carrying value of the investment.

As a result of a change in Indian law that limits the total ownership by foreign entities in Indian commodities exchanges to a maximum of 5%, the Company was required to sell a portion of its stake in NCDEX by September 30, 2009. During September 2009, the Company completed its sale of 3% of its equity stake in NCDEX to a third party for $4.5 million. The Company sold the 3% equity stake at its adjusted carrying value and no gain or loss was recognized on the sale. The Company will continue to monitor the remaining $7.5 million cost method investment balance as of December 31, 2010 and if it is determined that additional other-than-temporary impairment exists, the Company will recognize an impairment loss equal to the difference between the fair value and the adjusted carrying value of the remaining equity stake in NCDEX.

The Company also had cost method investments in LCH.Clearnet Ltd, a third party clearing house that previously cleared the Company’s OTC and energy futures contracts until the transition to ICE Clear Europe in November 2008, and in two additional companies. During the year ended December 31, 2009, the Company sold its entire 1.1% ownership in LCH.Clearnet Ltd for a net gain of $17.2 million. Also during the year ended December 31, 2009, the Company wrote off its entire carrying value for the other two cost method investments for a combined impairment of $6.1 million. The Company wrote off its cost method investments in these other two companies due to the significance of the decrease in the estimated fair value of its investments resulting from the loss or lack of customers, low cash positions and lack of adequate capital and the uncertainty surrounding the potential for the Company to recover the carrying value of the investments.

7.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2010 and 2009:

	December 31,		Depreciation Period
	2010	2009
	(In thousands)		(In years)
Computer and network equipment	$87,194	$77,026	3 to 4
Software and internally developed software	157,573	123,805	3
Office furniture and equipment	18,266	16,475	5
Leasehold improvements	34,518	29,149	7

	297,551	246,455
Less accumulated depreciation and amortization	(203,048)	(154,720)

Property and equipment, net	$94,503	$91,735

For the years ended December 31, 2010, 2009 and 2008, amortization of software and internally developed software was $24.6 million, $20.0 million and $12.7 million, respectively, and depreciation of all other property and equipment was $25.5 million, $25.7 million and $19.7 million, respectively. The unamortized software and internally developed software balances were $49.3 million and $41.5 million as of December 31, 2010 and 2009, respectively.

8.    Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the years ended December 31, 2010 and 2009 (in thousands):

Goodwill balance at January 1, 2009	$1,434,816
Acquisition of TCC	29,587
Other activity, net	1,428

Goodwill balance at December 31, 2009	1,465,831
Acquisition of CLE	448,498
Other activity, net	1,726

Goodwill balance at December 31, 2010	$1,916,055

The Company completed the CLE acquisition during the year ended December 31, 2010, which resulted in goodwill of $448.5 million, and the Company completed the TCC acquisition during the year ended December 31, 2009, which resulted in goodwill of $29.6 million (Note 3). The total amount of goodwill expected to be deductible for tax purposes for the Company’s acquisitions is $12.0 million as of December 31, 2010. The increase in the other activity in the goodwill balance during the year ended December 31, 2010 relates to $8.8 million in foreign currency translation adjustments resulting from goodwill held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are other than the U.S. dollar, and $8.6 million in goodwill from another acquisition that was completed during the year ended December 31, 2010. These other activity increases have been partially offset by $5.2 million in adjustments for a portion of the tax benefits on share based payments and $10.5 million in purchase price adjustments related to previous acquisitions for which the measurement period was still open. The Company did not recognize any impairment losses on goodwill during the years ended December 31, 2010, 2009 and 2008.

Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2010 and 2009:

	December 31,		Useful Life
	2010	2009
	(In thousands)		(In years)
Customer relationships	$279,557	$269,009	4 to 20
Russell licensing rights	149,796	149,796	7
Trading products with finite lives.	245,139	14,400	20
Non-compete agreements	33,760	32,982	1 to 5
Technology	60,371	45,780	2.5 to 11
Other	4,383	2,741	2 to 5

	773,006	514,708
Less accumulated amortization	(182,361)	(111,127)

Total finite-lived intangible assets, net	590,645	403,581

Trading products with indefinite-lives	216,598	215,580
DCM/DCO designation for ICE Futures U.S.	68,300	68,300
Other	15,275	14,999

Total other indefinite-lived intangible assets	300,173	298,879

Total other intangible assets, net	$890,818	$702,460

See Note 3 for a discussion of the $250.6 million in other intangible assets relating to the CLE acquisition during the year ended December 31, 2010 and $35.4 million in other intangible assets relating to the TCC acquisition during the year ended December 31, 2009. Certain other intangible assets increased $5.7 million during the year ended December 31, 2010 due to foreign currency translation adjustments resulting from some of the other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are other than the U.S. dollar.

For the years ended December 31, 2010, 2009 and 2008, amortization of other intangible assets was $71.0 million, $65.6 million and $29.8 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 12.1 years. The Company expects future amortization expense from the finite-lived intangible assets as of December 31, 2010 to be as follows (in thousands):

2011	$80,161
2012	74,385
2013	70,424
2014	53,839
2015	38,787
Thereafter	273,049

$590,645

9.    Credit Facilities

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

Two existing term loan facilities, under which $208.5 million and $307.5 million in aggregate is outstanding as of December 31, 2010 and 2009, respectively, are still outstanding. On April 29, 2010, the Company borrowed $220.0 million under the New Revolving Credit Facilities, including $174.0 million borrowed under the Dollar Facility and $46.0 million borrowed under the Multicurrency Facility. The cash from the borrowings was used together with excess cash on hand for the Company’s acquisition of CLE (Note 3).

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

The proceeds from the $400.0 million borrowed under the New Term Loan Facility were used to repay the $220.0 million that was borrowed on April 29, 2010 under the New Revolving Credit Facilities and the remaining proceeds were used to repurchase the Company’s common stock and to replenish the Company’s cash following the all-cash acquisition of CLE. After repaying the $220.0 million that was outstanding under the New Revolving Credit Facilities, the amount available to borrow under the New Revolving Credit Facilities is $725.0 million. Aggregate principal maturities on the $578.5 million in borrowings outstanding under all of the term loan facilities are $252.8 million, $205.7 million and $120.0 million in 2011, 2012 and 2013, respectively.

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

Loans under the New Term Loan Facility bear interest on the principal amount outstanding, at the option of the Company, at either (i) LIBOR plus an applicable margin rate or (ii) a “base rate” plus an applicable margin rate. The “base rate” will be equal to the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.50%. The applicable margin rate ranges from 2.00% to 2.75% on the LIBOR loans and from 1.00% to 1.75% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve-month period. As of December 31, 2010, the Company has LIBOR-rate loans with a stated interest rate of 2.28% per annum, including the applicable margin rate, related to the $370.0 million that is outstanding under the New Term Loan Facility.

The closing of the New Revolving Credit Facilities and the New Term Loan Facility increased the Company’s deferred debt issuance costs to $11.0 million as of December 31, 2010. The debt issuance costs are being amortized over the remaining life of the credit facilities, including $6.0 million, $5.6 million and $1.6 million that was amortized during the years ended December 31, 2010, 2009 and 2008, respectively. The Company will amortize $5.9 million, $4.1 million and $956,000 in 2011, 2012 and 2013, respectively.

The New Revolving Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.35% to 0.50% based on the Company’s total leverage ratio calculated on a trailing twelve month period. Based on this calculation, the applicable margin rate was 0.35% as of December 31, 2010.

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

The Company has entered into interest rate swap contracts to reduce its exposure to interest rate volatility on the original two outstanding term loan facilities, of which $208.5 million in aggregate is outstanding as of December 31, 2010. The interest rate swaps require the Company to pay a fixed interest rate of 4.26% per annum on one term loan facility, of which $87.5 million is outstanding as of December 31, 2010, and 4.36% per annum on the other term loan facility, of which $121.0 million is outstanding as of December 31, 2010. In return, the Company will receive the one-month LIBOR-rate plus 250 basis points. The interest rate swaps are effective from December 31, 2009 through the maturity dates of the term loan facilities in 2012. These swaps are designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. Any portion of the hedges that is ineffective is recognized in earnings immediately. To date, the hedges have been perfectly effective. The amounts received under the variable component of the swaps fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense is equal to the fixed interest component. The fair value of the interest rate swaps as of December 31, 2010 is a liability of $2.5 million, or $1.6 million net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the equity section as accumulated other comprehensive loss from cash flow hedges. The Company realized $4.2 million in additional interest expense as a result of the interest rate swap contracts during the year ended December 31, 2010. The portion of the unrealized loss expected to be reclassified into earnings within the next 12 months is not expected to be significant.

10.    Equity

The Company currently sponsors employee and director stock option and restricted stock plans. Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statement of income for the year ended December 31, 2010 was $49.3 million and $13.5 million, respectively, was $53.2 million and $11.0 million, respectively, for the year ended December 31, 2009 and was $36.4 million and $11.5 million, respectively, for the year ended December 31, 2008. The amount expensed for the years ended December 31, 2010, 2009 and 2008 is net of $4.8 million, $3.2 million and $2.5 million, respectively, of stock-based compensation that was capitalized as software development costs.

During the years ended December 31, 2010, 2009 and 2008, the Company recognized excess tax benefits of $6.9 million, $8.6 million and $44.2 million, respectively, as an increase to the additional paid-in capital balance. Of that amount, $8.0 million, $8.3 million and $44.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, were qualifying excess tax benefits that are eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. The $8.0 million, $8.3 million and $44.1 million are reported as financing cash flows in the accompanying consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008, respectively. Regarding the ordering of tax benefits to determine whether an excess tax benefit is realized, as well as to measure that excess tax benefit, the Company follows applicable tax laws and disregards indirect effects of the excess tax benefit.

Stock Option Plans

On May 14, 2009, the Company adopted the 2009 Omnibus Incentive Plan (“the Incentive Plan”), under which all employee restricted stock and option awards are now made. As of December 31, 2010, there are 3,700,000 shares of common stock reserved for issuance under the Incentive Plan, of which 3,013,768 are available for future issuance. In May 2009, the Company retired the 2000 Stock Option Plan and the 2005 Equity Incentive Plan (“the 2005 Plan”). In connection with the acquisition of Creditex in August 2008 (Note 3), the Company assumed the 1999 Stock Options/Stock Issuance Plan of Creditex (“the Creditex Plan”), which was also retired in May 2009. Details of the Creditex Plan are discussed below.

Stock options are granted at the discretion of the compensation committee of the board of directors. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant-date fair value is based on the closing stock price on the date of grant. The fair value of the stock options on the date of grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. The Company may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest over three years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but expire either 14 or 60 days after termination of employment. The shares of common stock issued under the Company’s stock option plans are made available from authorized and unissued Company common stock or treasury shares. The following is a summary of options for the years ended December 31, 2010, 2009 and 2008:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at January 1, 2008	1,359,087	$35.91
Granted	1,534,390	31.28
Exercised	(397,255)	13.05
Forfeited	(32,807)	26.94

Outstanding at December 31, 2008	2,463,415	36.83
Granted	132,139	106.00
Exercised	(653,301)	18.44
Forfeited	(71,225)	48.82

Outstanding at December 31, 2009	1,871,028	47.68
Exercised	(503,609)	24.54
Forfeited	(91,627)	48.87

Outstanding at December 31, 2010	1,275,792	56.73

As indicated in the table above, no stock options were granted by the Company during the year ended December 31, 2010. In January 2011, the Company granted 123,663 stock options to employees at an exercise price per option of $112.48. Details of stock options outstanding as of December 31, 2010 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,274,949	$56.71	5.8	$85,878
Exercisable	1,090,662	$52.82	5.4	$78,617

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 were $43.4 million, $52.0 million and $45.3 million, respectively. As of December 31, 2010, there were $9.7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years as the stock options vest.

Details of options outstanding as of December 31, 2010 are as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$ 4.19 - 12.00	313,276	3.4	313,276
17.57 - 35.08	329,670	5.1	321,613
45.84 - 81.25	295,215	7.3	199,835
104.23 - 138.80	246,898	7.7	165,205
156.78 - 189.43	90,733	6.9	90,733

Total	1,275,792	5.8	1,090,662

Of the options outstanding at December 31, 2010, 1,090,662 were exercisable at a weighted-average exercise price of $52.82. Of the options outstanding at December 31, 2009, 1,380,098 were exercisable at a weighted-average exercise price of $37.13. Of the options outstanding at December 31, 2008, 1,675,337 were exercisable at a weighted-average exercise price of $24.35.

The Company completed its acquisition of Creditex on August 29, 2008. In connection with the acquisition, the Company assumed the Creditex plans into the Company’s stock award plans. As a result, the Company exchanged its stock options and restricted stock for Creditex stock options and restricted stock. The fair value of the acquiring-company awards was less than the fair value of the acquired-company awards. The Company issued 764,000 vested stock options to Creditex employees. The Company issued 636,000 unvested stock option awards and 179,000 unvested restricted stock awards issued to Creditex employees and recognizes non-cash compensation expense on a straight-line basis as the awards vest based on the fair value of the awards on the consummation date of the transaction on August 29, 2008. These 1.4 million stock options issued are included in the tables above as being granted during the year ended December 31, 2008.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. No stock options were awarded by the Company during the year ended December 31, 2010. In 2009 and 2008, the Company has used the Black-Scholes option pricing model weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees, including options exchanged in connection with the acquisition of Creditex:

	Year Ended December 31,
Assumptions	2009	2008
Risk-free interest rate	1.73%	2.13%
Expected life in years	4.0	1.7
Expected volatility	61%	52%
Expected dividend yield	0%	0%
Estimated weighted-average fair value of options granted per share	$50.19	$64.65

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock. The expected life computation is derived from historical exercise patterns and anticipated future patterns. The increase in the expected life assumption from 2008 to 2009 is primarily a result of the expected short life of awards exchanged in connection with the Creditex acquisition in 2008, as well as the Company’s historical exercise patterns.

Restricted Stock Plans

In connection with the adoption of the Incentive Plan on May 14, 2009, the Company retired the 2004 Restricted Stock Plan (“the 2004 Plan”). Restricted stock grants made after this time are made from the Incentive Plan and are granted at the discretion of the compensation committee of the board of directors. The Company granted a maximum of 184,402, 635,301 and 677,484 time-based and performance-based restricted stock units during the years ended December 31, 2010, 2009 and 2008, respectively, under the Incentive Plan, the 2004 Plan, and the 2005 Plan, including 184,402, 265,913 and 211,589 time-based restricted stock units in 2010, 2009, and 2008, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of the grant is recognized as expense ratably over the vesting period, which is typically three-years, net of forfeitures. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

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

In January 2011, the Company reserved a maximum of 415,745 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual performance as compared to performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2011. These restricted shares are subject to a market condition that will reduce the number of shares that are granted above the Target Performance Target if the Company’s 2011 total shareholder return falls below the 2011 return of the S&P 500 Index. If the Company’s 2011 total shareholder return were to fall below the 2011 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above the Target Performance Target, depending on the difference in the aforementioned returns. The grant date was January 11, 2011, which was the date when the Company and the employees reached a mutual understanding of award terms. January 1, 2011 is the service inception date as that is the beginning of the performance period and is the date when the requisite service period began. These shares vest over a three-year period. The compensation expense to be recognized under these performance-based restricted shares is expected to be $9.2 million if the Threshold Performance Target is met and 83,149 shares vest, $18.3 million if the Target Performance Target is met and 166,298 shares vest, $32.1 million if the Above Target Performance Target is met and 291,022 shares vest, and $45.8 million if the Maximum Performance Target is met and 415,745 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2011 actual performance as compared to the 2011 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement.

In December 2009, the Company reserved a maximum of 381,110 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares were subject to a market condition that reduced the number of shares that were granted since the 2010 Company total shareholder return fell below that of the 2010 return of the S&P 500 Index. Based on the actual shareholder return for the year ended December 31, 2010 compared to the S&P 500 Index, the Company reduced the number of shares granted in excess of the Target Performance Target by 10%. The Company determined that a 104.7% target level was achieved for this award and 200,875 restricted shares were granted.

In December 2008, the Company reserved a maximum of 465,895 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares were subject to a market condition that reduced the number of shares that were granted since the 2009 Company total shareholder return fell below that of the 2009 return of the Dow Jones Global Exchange Index. Based on the actual shareholder return for the year ended December 31, 2009 compared to the Dow Jones Global Exchange Index, the Company reduced the number of shares granted by 20%. The Company determined that a 106.6% target level was achieved for this award and 222,884 restricted shares were granted.

To determine the grant date fair value of the December 2008 awards with market conditions, the Company utilized a Monte Carlo model using the following assumptions: (i) a risk free interest rate of 0.48% based on the one-year U.S. Treasury yield curve at the time of grant, (ii) expected volatility of 100.41% based on one-year historical volatility of the Company’s stock, (iii) an expected dividend yield of 0%, and (iv) a performance measurement period of 1.04 years based on the length of time between the grant date and the end of the market condition determination date. The grant date fair values of the January 2011 and December 2009 awards with a market condition were estimated based on the Company’s stock price on the grant date, the valuation of historical market condition awards, the decreased likelihood that the market condition will affect the number of shares granted (as the market condition only affects shares granted in excess of the Target Performance Target), and management’s expectation of achieving the Target Performance Target. The grant date fair value of the January 2011 and December 2009 awards was determined to not be materially different from the Company’s stock price on the grant date.

Restricted shares are used as an incentive to attract and retain qualified employees and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. The Company’s equity plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if the awards are not assumed by an acquirer in the case of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2010, 2009 and 2008:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2008	1,214,685	$51.05
Granted	614,257	84.95
Vested	(898,927)	26.58
Forfeited	(30,694)	103.62

Nonvested at December 31, 2008	899,321	96.86
Granted	487,503	98.56
Vested	(380,771)	98.68
Forfeited	(45,399)	95.55

Nonvested at December 31, 2009	960,654	97.07
Granted	184,402	104.95
Vested	(380,545)	97.84
Forfeited	(60,501)	87.62

Nonvested at December 31, 2010	704,010	99.53

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of December 31, 2010, there were $37.2 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 1.8 years as the restricted stock vests. During the years ended December 31, 2010, 2009 and 2008, the total fair value of restricted stock vested under all restricted stock plans was $41.6 million, $32.5 million and $137.6 million, respectively.

Treasury Stock

During the years ended December 31, 2010, 2009 and 2008, the Company received 120,916, 156,809 and 294,854 shares, respectively, of common stock from certain employees of the Company related to tax withholdings made by the Company on the employee’s behalf. The Company recorded the receipt of the shares as treasury stock. The Company also issued 680, 211,093 and 629,444 shares of treasury stock during the years ended December 31, 2010, 2009 and 2008, respectively, under various restricted stock plans. Treasury stock activity is presented in the accompanying consolidated statements of changes in equity.

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

In February 2010, the Company’s board of directors authorized the repurchase of up to $300.0 million of the Company’s outstanding common stock. This new approval to purchase up to $300.0 million of the Company’s common stock does not have a fixed expiration date. The Company repurchased 937,500 shares of the Company’s common stock at a cost of $90.4 million on the open market under this program from February 2010 through December 2010 at an average price per common share of $96.39. The Company expects to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under the Company’s credit facilities. The timing and extent of any additional repurchases under the new program, if any, will depend upon market conditions, our stock price and our strategic plans at that time. The Company is not obligated to acquire any specific number of shares and may amend, suspend or terminate the repurchase program at any time.

11.    Income Taxes

For the years ended December 31, 2010, 2009 and 2008, income before income taxes from domestic operations was $341.3 million, $261.4 million and $319.6 million, respectively, and income before income taxes from foreign operations was $268.9 million, $232.3 million and $153.9 million, respectively. The current income tax expense represents the estimated amount of income taxes paid or payable for the current year, as well as changes in estimates from prior years. The deferred income tax expense (benefit) represents the change in deferred tax liabilities and assets and, for business combinations, the change in tax liabilities and assets since the date of acquisition. The following table summarizes the significant components of income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current tax expense:
Domestic	$145,196	$121,147	$140,233
Foreign	79,979	69,940	49,277

	225,175	191,087	189,510

Deferred tax expense (benefit):
Domestic	(15,984)	(11,814)	(11,609)
Foreign	(6,816)	278	(5,377)

	(22,800)	(11,536)	(16,986)

Total tax expense	$202,375	$179,551	$172,524

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Deferred and stock-based compensation	$29,969	$26,602
Accrued expenses	2,983	1,334
Tax credits	8,170	5,248
NOL carryforward	22,015	20,603
Impairment losses	5,112	6,944
Other	12,260	8,042

Total	80,509	68,773
Valuation allowance	(22,621)	(19,085)

Total deferred tax assets, net of valuation allowance	57,888	49,688

Deferred tax liabilities:
Property and equipment	(8,284)	(4,767)
Acquired intangibles	(267,097)	(220,021)
Investment in foreign partnership	(42,512)	—

Total deferred tax liabilities	(317,893)	(224,788)

Net deferred tax liabilities	(260,005)	(175,100)
Net current deferred tax assets	8,244	6,002

Net noncurrent deferred tax liabilities	$(268,249)	$(181,102)

As of December 31, 2010 and 2009, the Company has net operating loss carryforwards of $128.0 million and $119.0 million, respectively, for federal, state and local tax purposes. These carryforwards are available to offset future taxable income until they begin to expire in 2016. The increase in net operating loss carryforwards is primarily related to the acquisition of CLE during the year ended December 31, 2010. In addition, as of December 31, 2010 and 2009, the Company has net operating loss carryforwards of $11.8 million and $12.9 million, respectively, related to Creditex’s Singapore operations and our Canadian operations which are not expected to be utilized prior to expiration. The Company recognizes valuation allowances on deferred tax assets if, based on the weight of the evidence, the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of our deferred tax assets will be realized because of the reversal of certain significant taxable temporary differences and anticipated future taxable income from operations. The Company recognized a valuation allowance for deferred tax assets of $22.6 million and $19.1 million as of December 31, 2010 and 2009, respectively. The valuation allowance is due to excess state tax credits, net operating loss carryforwards that are available to offset future taxes and impairment losses on cost method investments.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35%	35%	35%
State income taxes, net of federal benefit	2	5	3
Tax credits	(2)	(2)	(1)
Foreign tax rate differential	(4)	(4)	(3)
Other	2	2	2

Total provision for income taxes	33%	36%	36%

The effective tax rate for the year ended December 31, 2010 is lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials and favorable legislative changes and tax credits, which are partially offset by state taxes and non-deductible expenses. The effective tax rates for the years ended December 31, 2009 and 2008 are higher than the federal statutory rate primarily due to state taxes and non-deductible expenses, which are partially offset by favorable foreign income tax rate differentials and tax credits. The effective tax rate for the year ended December 31, 2010 is lower than the effective tax rate for the year ended December 31, 2009 primarily due to a decrease in our state effective tax rate.

Our non-U.S. subsidiaries had $895.9 million in cumulative undistributed earnings as of December 31, 2010. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. The Company made this determination on the basis of sufficient evidence that demonstrates that it will invest the undistributed earnings overseas indefinitely. Any future distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable. The Company considers the nature of underlying assets in determining book to tax differences in foreign partnerships.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Beginning balance of unrecognized tax benefits	$15,817	$15,670	$11,963
Additions related to acquisitions	2,284	1,193	5,217
Additions based on tax positions related to current year	4,197	1,566	1,409
Additions based on tax positions related to prior years	9,570	6,644	117
Reductions based on tax positions related to current year	—	—	(370)
Reductions based on tax positions related to prior years	(2,647)	(4,648)	(2,473)
Reductions resulting from statute of limitation lapses	(1,561)	(4,608)	(193)
Reductions related to settlements with taxing authorities	(1,683)	—	—

Ending balance of unrecognized tax benefits	$25,977	$15,817	$15,670

The Company recorded a net increase to unrecognized tax benefits of $10.2 million, $147,000, and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, of which $10.9 million, $5.0 million, and $915,000 increased income tax expense for the years ending December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, the balance of unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $26.0 million and $15.6 million, respectively. The Company recognizes interest accrued on income tax uncertainties as a component of interest expense and accrued penalties as a component of selling, general and administrative expenses. For the years ended December 31, 2010, 2009 and 2008, the Company recognized ($620,000), $720,000, and $727,000, respectively, of expense (benefits) for interest and penalties. Accrued interest and penalties were $3.7 million and $5.1 million as of December 31, 2010 and 2009 respectively.

The amount of unrecognized tax benefits may change in the next twelve months, primarily as a result of settlements of ongoing audits or statute of limitations expiring. At this time, an estimate of the range of the reasonably possible outcomes cannot be made. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With some exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from these years.

12.    Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the same function for every futures and options contract traded through ICE Futures Canada. ICE Trust performs the same function for North American CDS contracts submitted for clearing. ICE Clear Europe performs the same function for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy contracts and for European CDS contracts submitted for clearing. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Trust and TCC are referred to herein collectively as the “ICE Clearing Houses”.

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

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash margin deposits, and for ICE Clear U.S., all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash variation margin deposits, belongs to the respective ICE Clearing House and is included in interest income in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits, less costs incurred by the ICE Clearing Houses, belongs to the clearing members. Pursuant to agreements, ICE Clear Europe has historically paid energy clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements. These additional amounts paid to the energy clearing members are recorded net against other revenues in the accompanying consolidated statements of income. Effective January 1, 2011, ICE Clear Europe will no longer pay the clearing members the additional 10 basis points for cash deposits made for original margin requirements.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $29.7 billion as of December 31, 2010, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was $1.2 trillion as of December 31, 2010. The Company performed calculations to determine the fair value of its counterparty performance guarantee as of December 31, 2010 and 2009 taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated liability was determined to be nominal and no liability was recorded as of December 31, 2010 and 2009.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and guaranty fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. The Company’s audit committee is not responsible for determining these parameters. As of December 31, 2010 and 2009, the ICE Clearing Houses have received or have been pledged $41.7 billion and $31.3 billion, respectively, in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, the Company has contributed $110.0 million and $25.0 million to the ICE Clear Europe and ICE Trust Guaranty Funds, respectively, as of December 31, 2010. For ICE Clear Europe, once an energy clearing member’s deposits are depleted and a default occurs, a $100.0 million contribution made by the Company to ICE Clear Europe would be utilized. The $100.0 million is solely available in the event of an ICE Clear Europe energy clearing member default, and $50.0 million of the $100.0 million will be utilized after the available funds of the defaulting member but before all other amounts within the ICE Clear Europe energy Guaranty Fund. If additional cash is required to settle positions, the remaining $50.0 million will be called pro rata along with other non-defaulting ICE Clear Europe energy clearing members’ deposits in the ICE Clear Europe energy Guaranty Fund.

The Company has contributed $25.0 million to the ICE Trust Guaranty Fund and $10.0 million to the ICE Clear Europe CDS Guaranty Fund as of December 31, 2010 and it is obligated to increase the contribution up to $100.0 million in total to the ICE Trust Guaranty Fund and the ICE Clear Europe CDS Guaranty Fund over a two-year period. The $100.0 million contribution will be split evenly between the U.S. and European CDS clearing houses with $50.0 million to the ICE Trust Guaranty Fund and $50.0 million to the ICE Clear Europe CDS Guaranty Fund, using profits and cash flows of the CDS clearing businesses (Note 3). As amounts are required to be funded by the Company to the two Guaranty Funds, those amounts will be available in the event of a CDS clearing member default. The first $25.0 million contributed to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Fund, respectively, will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the Guaranty Funds. The additional $25.0 million contributed to the ICE Trust Guaranty Fund and ICE Clear Europe CDS Guaranty Funds, respectively, will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective Guaranty Funds.

As of December 31, 2010, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Trust	TCC	Total
Original margin	$603,001	$11,062,978	$51,781	$5,089,544	$22,929	$16,830,233
Variation margin	43,540	—	—	—	1,686	45,226
Guaranty Fund	14,173	2,618,968	20,518	3,155,081	7,128	5,815,868
Performance collateral for delivery	—	17,088	3,866	—	—	20,954

Total	$660,714	$13,699,034	$76,165	$8,244,625	$31,743	$22,712,281

As of December 31, 2009, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Trust	TCC	Total
Original margin	$658,406	$10,426,062	$9,339	$3,831,522	$34,693	$14,960,022
Variation margin	6,495	—	—	—	959	7,454
Guaranty Fund	8,785	1,300,729	5,812	2,392,041	8,445	3,715,812
Performance collateral for delivery	—	5,264	1,686	—	—	6,950

Total	$673,686	$11,732,055	$16,837	$6,223,563	$44,097	$18,690,238

Of the $13.7 billion total cash deposits for ICE Clear Europe as of December 31, 2010, $7.8 billion relates to futures and OTC energy products and $5.9 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for cleared futures and OTC energy products that is distinct from those associated with cleared OTC European CDS contracts and, as such, energy participants and CDS participants are not subject to the liabilities or obligations of one another in the event of a default.

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

The total ICE Clear Europe Guaranty Fund balance as of December 31, 2010 is $2.9 billion, which includes the $110.0 million that ICE Clear Europe has committed of its own cash and which is included in long-term restricted cash in the accompanying consolidated balance sheet, and the remaining amount is Guaranty Fund cash and non-cash asset deposits from clearing members. The total ICE Trust Guaranty Fund balance as of December 31, 2010 is $3.2 billion, which includes the $25.0 million that ICE Trust has committed of its own cash and which is included in long-term restricted cash in the accompanying consolidated balance sheet, and the remaining amount is Guaranty Fund cash deposits from clearing members.

ICE Trust currently holds all of its cash deposits in the ICE Trust Federal Reserve account. As of December 31, 2010, this amount totaled $8.2 billion. Of the $13.7 billion ICE Clear Europe cash deposits as of December 31, 2010, $13.5 billion represent funds invested under reverse repurchase agreements with several different counterparty banks, all of which are large, commercial financial institutions, through a third party custodian bank. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations (from the seven largest industrialized nations), and the various counterparties agree to purchase back the instruments on the set repurchase date at the set repurchase price, plus interest. In accordance with the ICE Clear Europe investment policy, maturities of these securities may not exceed one month and at least 50% of the investments must have a maturity of one business day. The remaining cash deposits are held in demand deposit accounts at various financial institutions.

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

In addition to the cash deposits for original margin, variation margin, and the Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, including government obligations, money market mutual funds, certificates of deposit, letters of credit or emission allowances to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. ICE Clear Europe pays energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe charges energy clearing members 5 basis points for non-cash deposits made for original margin requirements. ICE Clear Europe pays CDS clearing members all interest earned on their non-cash margin deposits and charges CDS clearing members 5 basis points for all non-cash deposits, including original margin and Guaranty Fund requirements. The amounts paid to the clearing members are recorded net against other revenues in the accompanying consolidated statements of income and in total were $7.9 million, $11.9 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, there were only cash deposits for the original margin, variation margin and Guaranty Fund and no assets were pledged by the clearing members of ICE Trust. As of December 31, 2010 and 2009, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the other ICE Clearing Houses are detailed below (in thousands):

	As of December 31, 2010				As of December 31, 2009
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC
Original margin:
Government securities at face value	$10,734,273	$4,256,508	$55,009	$73,085	$7,366,354	$2,514,047	$29,754	$116,450
Money market mutual funds	1,109,420	—	—	—	1,044,720	—	—	2,500
Letters of credit	125,000	1,722,000	3,500	—	—	1,355,000	5,238	—
Emissions allowances	—	561,018	—	—	—	8,389	—	—

Total	$11,968,693	$6,539,526	$58,509	$73,085	$8,411,074	$3,877,436	$34,992	$118,950

Guaranty Fund:
Government securities at face value	$204,405	$138,412	$20,083	$4,347	$145,873	$—	$10,971	$6,812
Money market mutual funds	20,829	—	—	—	29,680	—	—	—

Total	$225,234	$138,412	$20,083	$4,347	$175,553	$—	$10,971	$6,812

ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits are held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. As of December 31, 2010, the margin deposits in the joint account were $61.6 million of which $30.8 million is ICE Clear U.S.’s proportionate share and $786,000 and $30.0 million is reflected above in the cash deposits and pledged asset margin balances, respectively. Clearing firms maintain separate margin requirements with each clearing house. Depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC, each clearing house may reduce that firm’s margin requirements. Cross margin deposits are held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and eligible customers. The agreement permits a participating clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house, with respect to particular accounts.

13.    Commitments and Contingencies

Leases

The Company leases office space, equipment facilities and certain computer equipment. The Company’s leases typically contain terms which may include renewal options, rent escalations, rent holidays and leasehold improvement incentives. As of December 31, 2010, future minimum lease payments under these noncancelable operating agreements are as follows (in thousands):

2011	$18,101
2012	16,856
2013	14,133
2014	7,932
2015	1,216
Thereafter	3,933

Total	$62,171

The Company had capital lease obligations of $1.9 million as of December 31, 2009. The amortization of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated statements of income and totaled $1.0 million, $1.4 million and $176,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Rental expense amounted to $17.0 million, $20.6 million and $13.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Russell Licensing Agreement

The Company has an exclusive licensing agreement (the “Licensing Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. These rights became exclusive in September 2008, and subject to achieving specified trading volume for the various indexes, will remain exclusive throughout the remainder of the Licensing Agreement through June 2014.

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of December 31, 2010 and 2009, the net assets related to the Licensing Agreement are $90.7 million and $116.6 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized over their contractual life. For the years ended December 31, 2010, 2009 and 2008, amortization expense related to the Licensing Agreement was $25.9 million, $25.9 million and $7.2 million, respectively.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of December 31, 2010, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $18.3 million and $60.3 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the year ended December 31, 2010, 2009 and 2008, interest expense related to the Licensing Agreement was $5.0 million, $5.6 million and $6.0 million, respectively.

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

Tax Audits

The Company is engaged in ongoing discussions and audits with taxing authorities on various tax matters, the resolutions of which are uncertain. Currently, there are matters that may lead to assessments involving the Company or one of its subsidiaries, some of which may not be resolved for several years. Based on currently available information, the Company believes it has adequately provided for any assessments that could result from those proceedings where it is more likely than not that the Company will be assessed. The Company continuously reviews its positions as these matters progress.

14.    Employee Benefit Plans

The Company’s U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2010, 2009 and 2008 were $1.8 million, $1.1 million and $1.0 million, respectively. The employees of the Company’s U.S.-based subsidiaries are eligible to participate in the Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan and for other 401(k) plans that are no longer active were $3.3 million, $3.2 million and $2.9 million, respectively, for the years ended December 31, 2010, 2009 and 2008. No discretionary or profit sharing contributions were made during the years ended December 31, 2010, 2009 or 2008.

15.    Acquisition-Related Transaction Costs

The Company incurred incremental direct acquisition-related transaction costs of $10.0 million and $6.1 million during the years ended December 31, 2010 and 2009, respectively. The costs incurred during the year ended December 31, 2010 primarily related to the acquisition of CLE and the costs incurred during the year ended December 31, 2009 primarily related to the acquisition of TCC (Note 3). On January 1, 2009, the Company adopted what is now part of ASC Topic 805 related to business combinations and is now required to expense all acquisition related transaction costs as incurred. Prior to 2009, the Company could capitalize these costs as part of the purchase price and would only have to expense these costs if the Company incurred these costs but the acquisition did not close. The acquisition-related transaction costs primarily included investment banking advisors, legal, accounting and valuation fees and other external costs directly related to the proposed transactions. These costs have been recorded as acquisition-related transaction costs in the accompanying consolidated statements of income for the years ended December 31, 2010 and 2009.

16.    Fair Value Measurements

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

In general, the Company uses Level 1 and 2 inputs to determine the fair value of investments. The Level 1 investments consist of U.S. Treasury securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Investments included in Level 2 consist primarily of cost method investments. The fair value of cost method investments was determined based on observable market data resulting from recent sales of those securities. The Company also determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including forward interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2010. The fair value of short-term and long-term debt approximates carrying value since the rates of interest on the debt adjust to market rates on a periodic basis. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheet as of December 31, 2010 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$1,999	$—	$—	$1,999
Cost method investments	—	7,800	—	7,800

Total assets at fair value	$1,999	$7,800	$—	$9,799

Liabilities at fair value:
Interest rate swap contracts	$—	$2,504	$—	$2,504

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis during the year ended December 31, 2010. The Company measures certain assets, such as intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the year ended December 31, 2010, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

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

Certain prior year’s segment amounts below for 2009 and 2008 have been reclassified to conform to our current year’s segment financial statement presentation. The primary changes relate to adjustments to our depreciation and amortization expenses for 2009 and 2008 for our global OTC segment and our futures segment. All goodwill and other intangibles assets from our acquisitions have historically been recorded in our global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. During the year ended December 31, 2010, we reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. We also made these same adjustments for the prior years, which increased the futures segment’s depreciation and amortization by $8.0 million and $10.2 million for the years ended December 31, 2009 and 2008, respectively, while decreasing the depreciation and amortization amounts by the same amounts for the global OTC segment.

Financial data for the Company’s business segments and geographic areas are as follows:

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Year ended December 31, 2010:
Revenues from external customers	$578,922	$509,641	$61,381	$1,149,944
Intersegment revenues	74,759	31,062	33,811	139,632
Depreciation and amortization	74,407	46,662	140	121,209
Interest and investment income	1,153	1,011	149	2,313
Interest expense	23,388	6,360	17	29,765
Income tax expense	79,410	101,033	21,932	202,375
Net income attributable to IntercontinentalExchange, Inc	157,966	203,588	36,744	398,298
Total assets	9,526,205	17,085,834	30,220	26,642,259
Goodwill and other intangibles, net	768,498	2,038,375	—	2,806,873
Net cash provided by operating activities	246,262	259,823	27,673	533,758
Capital expenditures and software development costs	44,458	3,310	—	47,768

Geographic areas:

	United States	European Union and Canada	Total
	(In thousands)
Year ended December 31, 2010:
Revenues	$609,443	$540,501	$1,149,944
As of December 31, 2010:
Property and equipment, net	84,996	9,507	94,503
Goodwill and other intangibles, net	2,047,295	759,578	2,806,873

Revenues from three clearing members of the futures segment comprised 17%, 12% and 11% of the Company’s futures revenues for the year ended December 31, 2010. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2010.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Year ended December 31, 2009:
Revenues from external customers	$526,661	$414,088	$54,039	$994,788
Intersegment revenues	58,881	27,618	33,671	120,170
Depreciation and amortization	69,270	41,937	150	111,357
Interest and investment income	815	1,085	61	1,961
Interest expense	15,969	6,869	84	22,922
Income tax expense	76,983	85,878	16,690	179,551
Net income attributable to IntercontinentalExchange, Inc	73,561	204,261	38,166	315,988
Total assets	9,460,283	12,383,170	41,422	21,884,875
Goodwill and other intangibles, net	722,410	1,445,881	—	2,168,291
Net cash provided by operating activities	252,112	190,060	44,421	486,593
Capital expenditures and software development costs	42,102	2,613	27	44,742

Geographic areas:

	United States	European Union and Canada	Total
	(In thousands)
Year ended December 31, 2009:
Revenues	$594,111	$400,677	$994,788
As of December 31, 2009:
Property and equipment, net	79,696	12,039	91,735
Goodwill and other intangibles, net	2,031,262	137,029	2,168,291

Revenues from three clearing members of the futures segment comprised 17%, 11% and 10% of the Company’s futures revenues for the year ended December 31, 2009. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2009.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Year ended December 31, 2008:
Revenues from external customers	$396,351	$362,194	$54,533	$813,078
Intersegment revenues	41,199	5,746	33,432	80,377
Depreciation and amortization	38,414	23,709	124	62,247
Interest and investment income	2,828	8,045	663	11,536
Interest expense	13,219	6,354	—	19,573
Income tax expense	61,622	84,017	26,885	172,524
Net income attributable to IntercontinentalExchange, Inc.	103,116	146,106	51,750	300,972
Total assets	978,336	13,962,890	18,355	14,959,581
Goodwill and other intangibles, net	691,852	1,471,819	—	2,163,671
Net cash provided by operating activities	176,445	110,182	88,485	375,112
Capital expenditures and software development costs	35,473	13,121	218	48,812

Geographic areas:

	United States	European Union and Canada	Total
	(In thousands)
Year ended December 31, 2008:
Revenues	$543,201	$269,877	$813,078
As of December 31, 2008:
Property and equipment, net	74,488	14,464	88,952
Goodwill and other intangibles, net	2,034,290	129,381	2,163,671

Revenues from three clearing members of the futures segment comprised 17%, 13% and 10% of the Company’s futures revenues for the year ended December 31, 2008. No additional customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the year ended December 31, 2008.

18.    Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$398,298	$315,988	$300,972

Weighted average common shares outstanding	73,624	72,985	71,184

Basic earnings per common share	$5.41	$4.33	$4.23

Diluted:
Weighted average common shares outstanding	73,624	72,985	71,184
Effect of dilutive securities:
Stock options and restricted stock	852	1,105	980

Diluted weighted average common shares outstanding	74,476	74,090	72,164

Diluted earnings per common share	$5.35	$4.27	$4.17

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the years ended December 31, 2010, 2009 and 2008, 229,000, 147,000 and 605,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. As of December 31, 2010 and 2009, there are 7,000 and 6,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share.

19.    Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts):

	1st Qtr	2nd Qtr(a)	3rd Qtr(a)	4th Qtr(b)
Year Ended December 31, 2010
Revenues	$281,620	$296,155	$287,146	$285,023
Operating income	163,815	178,295	151,558	158,581
Net income attributable to IntercontinentalExchange, Inc.	101,163	101,688	96,315	99,132
Earnings per common share(c):
Basic	$1.37	$1.37	$1.31	$1.35
Diluted	$1.36	$1.36	$1.29	$1.34
Year Ended December 31, 2009
Revenues	$231,553	$250,417	$256,264	$256,554
Operating income	113,799	134,961	139,989	123,870
Net income attributable to IntercontinentalExchange, Inc.	72,222	72,058	87,454	84,254
Earnings per common share(c):
Basic	$0.99	$0.99	$1.20	$1.15
Diluted	$0.98	$0.97	$1.18	$1.13

(a)	The Company recognized a loss of $14.3 million on its foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE during the second quarter of 2010 and $802,000 during the third quarter of 2010 (Note 3). The Company recognized an impairment loss on the NCDEX cost method investment of $9.3 million during the second quarter of 2009 (Note 6).

(b)	The Company recognized a net gain of $11.1 million relating to adjustments to various cost method investments during the fourth quarter of 2009 (Note 6).

(c)	The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2011 Annual Meeting” in our Proxy Statement for our 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of IntercontinentalExchange, Inc.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (Item 405 of Regulation S-K), set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2011 Proxy Statement and is incorporated herein by reference.

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

Information relating to executive compensation set forth under the captions “Item 1- Election of Directors — Non-Employee Directors Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Compensation Committee Report”, which specifically is not so incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2011 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report on Form 10-K and “Employee Benefit Plans” and “Equity” as described in Notes 10 and 14 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2011 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2011 Annual Meeting” in our 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2011 Proxy Statement and is incorporated herein by reference.

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

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2010 and 2009.

•	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

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

INTERCONTINENTALEXCHANGE, INC.
(Registrant)

Date: February 9, 2011	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2010 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date
/s/ Jeffrey C. Sprecher Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 9, 2011

/s/ Scott A. Hill Scott A. Hill	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	February 9, 2011

/s/ Charles R. Crisp Charles R. Crisp	Director	February 9, 2011

/s/ Jean-Marc Forneri Jean-Marc Forneri	Director	February 9, 2011

/s/ Fredrick W. Hatfield Fredrick W. Hatfield	Director	February 9, 2011

/s/ Terrence F. Martell Terrence F. Martell	Director	February 9, 2011

/s/ Sir Callum McCarthy Sir Callum McCarthy	Director	February 9, 2011

Signatures	Title	Date
/s/ Sir Robert Reid Sir Robert Reid	Director	February 9, 2011

/s/ Frederic V. Salerno Frederic V. Salerno	Director	February 9, 2011

/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 9, 2011

/s/ Vincent Tese Vincent Tese	Director	February 9, 2011

FINANCIAL STATEMENT SCHEDULE

INTERCONTINENTALEXCHANGE, INC. AND SUBSIDIARIES

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009 and 2008

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged Against Goodwill	Deductions	Balance at End of Year
	(In thousands)
Year Ended December 31, 2010:
Allowance for doubtful accounts (1)	$1,710	$564	$—	$(417)	$1,857
Deferred income tax valuation allowance (2)	$19,085	$1,077	$4,040	$(1,583)	$22,619
Year Ended December 31, 2009:
Allowance for doubtful accounts (1)	$1,400	$1,606	$—	$(1,296)	$1,710
Deferred income tax valuation allowance (2)	$5,078	$8,805	$5,202	$—	$19,085
Year Ended December 31, 2008:
Allowance for doubtful accounts (1)	$370	$2,019	$—	$(989)	$1,400
Deferred income tax valuation allowance (2)	$2,718	$2,360	$—	$—	$5,078

(1)	Additions are based on our historical collection experiences and management’s assessment of the collectability of specific accounts. Deductions represent the write-off of uncollectible receivables, net of recoveries. These lines also include the impact of foreign currency translation adjustments.

(2)	Additions charged to costs and expenses relate to state research and development tax credits, net operating loss carryforwards that we do not expect to be realizable in future periods, and impairment losses on cost method investments in the year ended December 31, 2009. Additions charged against goodwill relate to net operating loss carryforwards acquired that we do not expect to be realizable in future periods. Deductions relate to net operating loss carryforwards that we determined would be available to offset income in future periods.

INDEX TO EXHIBITS

The following exhibits are filed with this Report. We will furnish any exhibit upon request to IntercontinentalExchange, Inc., Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

Exhibit Number		Description of Document
2.1	—	Agreement and Plan of Merger by and among IntercontinentalExchange, Inc., Columbia Merger Corporation, Creditex Group Inc. and TA Associates, Inc. dated June 3, 2008 (incorporated by reference to Exhibit 10.1 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2008, File No. 001-32671).

2.2	—	Amendment to Agreement and Plan of Merger, dated as of August 26, 2008, to the Agreement and Plan of Merger, dated as of June 3, 2008, by and among ICE, MergerCo, Creditex and the Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on September 2, 2008, File No. 001-32671).

2.3	—	Agreement and Plan of Merger by and among The Clearing Corporation (“TCC”), a Delaware corporation, ICE US Holding Company L.P. (“Holdco”), a Cayman Islands exempted limited partnership and subsidiary of IntercontinentalExchange, Inc., Pony Merger Sub LLC, a Delaware limited liability company, IntercontinentalExchange, Inc., and TCC Stockholders Representative LLC, a Delaware limited liability company (solely in the capacity as representative of the former TCC stockholders) dated as of March 6, 2009 (incorporated by reference to Exhibit 2.1 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2009, File No. 001-32671).

3.1	—	Fourth Amended and Restated Certificate of Incorporation of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Annual Report on Form 10-K filed with the SEC on March 10, 2006, File No. 001-32671).

3.2	—	Amended and Restated Bylaws of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Current Report on Form 8-K filed with the SEC on December 10, 2010, File No. 001-32671).

10.1	—	Employment Agreement, dated as of December 31, 2008, between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32671).

10.2	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32671).

10.3	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to ICE’s Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32671).

10.4	—	Employment Agreement, dated as of December 31, 2008, between Intercontinental-Exchange, Inc. and Edwin D. Marcial (incorporated by reference to Exhibit 10.4 to ICE’s Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32671).

10.5	—	Amended and Restated Employment Agreement dated May 26, 2010 between IntercontinentalExchange, Inc. and Scott A. Hill (incorporated by reference to ICE’s Current Report on Form 8-K filed with the SEC on May 26, 2010, File No. 001-32671).

10.6	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.7	—	IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

Exhibit Number		Description of Document
10.8	—	IntercontinentalExchange, Inc. 2004 Restricted Stock Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.9	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.9 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.10	—	IntercontinentalExchange, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.11	—	IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.12	—	First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2010, amending that certain Credit Agreement, dated as of January 12, 2007, as amended by the First Amendment to Credit Agreement dated as of August 24, 2007, the Second Amendment to Credit Agreement dated as of June 13, 2008, and as amended and restated by the Amendment and Restatement Agreement, dated as of April 9, 2009, among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders party thereto in the aggregate principal amount of $175.0 million (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on April 2, 2010, File No. 001-32671 and re-filed as Exhibit 10.2 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2010 to include the exhibits and schedules to the exhibit).*

10.13	—	First Amendment to Credit Agreement dated as of March 31, 2010, amending that certain Credit Agreement, dated as of April 9, 2009, among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders party thereto providing for a term loan facility in the aggregate principal amount of $200.0 million (incorporated by reference to Exhibit 10.3 to ICE’s Current Report on Form 8-K filed with the SEC on April 2, 2010, File No. 001-32671 and re-filed as Exhibit 10.3 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2010 to include the exhibits and schedules to the exhibit).*

10.14	—	First Amendment to Credit Agreement dated as of August 26, 2010, amending that certain Credit Agreement, dated as of March 31, 2010, among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders party thereto for an aggregate $725.0 million three-year senior unsecured revolving credit facilities (incorporated by reference to Exhibit 10.2 of ICE’s Current Report on Form 8-K filed with the SEC on August 30, 2010, File No. 001-32671).*

10.15	—	Credit Agreement dated as of August 26, 2010 among IntercontinentalExchange, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein for a senior unsecured term loan facility in the aggregate principal amount of $400.0 million (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on August 30, 2010, File No. 001-32671).*

10.16	—	Scheme of Arrangement between IntercontinentalExchange, Inc., Climate Exchange plc (“CLE”) and holders of CLE shares under Section 152 of the Isle of Man Companies Act 1931 (as amended) (incorporated by reference to Exhibit 10.4 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2010, File No. 001-32671).

10.17	—	Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to ICE’s registration statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).*

Exhibit Number		Description of Document
10.18	—	Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005,
File No. 333-123500).*

10.19	—	Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on May 17, 2006, File No. 001-32671).*

10.20	—	Lease Amendment Eight, dated as of November 28, 2006 (incorporated by reference to Exhibit 10.17 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.21	—	Lease Amendment Nine, dated as of February 21, 2007 (incorporated by reference to Exhibit 10.18 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.22	—	Lease Amendment Ten, dated as of May 15, 2008 (incorporated by reference to Exhibit 10.19 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.23	—	Lease Amendment Eleven, dated as of September 2, 2009.

10.24	—	Lease Amendment Twelve, dated as of June 1, 2010.

10.25	—	TRS — Application Services Agreement, dated as of April 25, 2001, between The International Petroleum Exchange of London Limited and LIFFE Services Company Limited (incorporated by reference to Exhibit 10.14 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).*

10.26	—	Deed of Novation, dated July 22, 2005, between The International Petroleum Exchange of London Limited, LIFFE Services Limited, Atos Euronext Market Solutions Limited, and LIFFE Administration and Management (incorporated by reference to Exhibit 10.25 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).

10.27	—	Managed Services Agreement, dated as of December 21, 2007, between ICE Clear Europe Limited and Atos Euronext Market Solutions Limited (incorporated by reference to Exhibit 10.22 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.28	—	Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to ICE’s registration statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).

10.29	—	Settlement Agreement, dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).

10.30	—	License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between IntercontinentalExchange, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on June 20, 2007,
File No. 001-32671).*

10.31	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.32	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

Exhibit Number		Description of Document
10.33	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.34	—	IntercontinentalExchange, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan (formerly the Creditex Group Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan) (incorporated by reference to Exhibit 4.1 to ICE’s registration statement on Form S-8 filed with the SEC on September 2, 2008, File No. 333-153299).

21.1	—	Subsidiaries of IntercontinentalExchange, Inc.

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (included with signature page hereto).

31.1	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—	The following materials from IntercontinentalExchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Confidential treatment has been previously requested or granted to portions of this exhibit by the SEC.

**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.