Form 10-Q
period 2011-03-31
INTERCONTINENTALEXCHANGE INC
filed 2011-05-04
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

As of April 28, 2011, the number of shares of the registrant’s Common Stock outstanding was 73,523,010 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2011

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$694,257	$621,792
Short-term restricted cash	75,298	75,113
Short-term investments	—	1,999
Customer accounts receivable, net of allowance for doubtful accounts of $1,722 and $1,857 at March 31, 2011 and December 31, 2010, respectively	165,244	114,456
Margin deposits and guaranty funds	24,526,005	22,712,281
Prepaid expenses and other current assets	46,118	50,137

Total current assets	25,506,922	23,575,778

Property and equipment, net	94,782	94,503

Other noncurrent assets:
Goodwill	1,929,218	1,916,055
Other intangible assets, net	918,681	890,818
Long-term restricted cash	147,787	144,174
Other noncurrent assets	25,101	20,931

Total other noncurrent assets	3,020,787	2,971,978

Total assets	$28,622,491	$26,642,259

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$68,802	$65,162
Accrued salaries and benefits	23,948	53,769
Current portion of licensing agreement	21,947	18,268
Current portion of long-term debt	263,000	252,750
Income taxes payable	48,741	6,307
Margin deposits and guaranty funds	24,526,005	22,712,281
Other current liabilities	33,218	18,847

Total current liabilities	24,985,661	23,127,384

Noncurrent liabilities:
Noncurrent deferred tax liability, net	271,537	268,249
Long-term debt	260,000	325,750
Noncurrent portion of licensing agreement	88,026	60,325
Other noncurrent liabilities	45,566	43,786

Total noncurrent liabilities	665,129	698,110

Total liabilities	25,650,790	23,825,494

Commitments and contingencies

EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 78,736 and 78,449 shares issued at March 31, 2011 and December 31, 2010, respectively; 73,515 and 73,303 shares outstanding at March 31, 2011 and December 31, 2010, respectively	787	785
Treasury stock, at cost; 5,221 and 5,146 shares at March 31, 2011 and December 31, 2010, respectively	(463,221)	(453,822)
Additional paid-in capital	1,763,214	1,745,424
Retained earnings	1,576,327	1,447,423
Accumulated other comprehensive income	60,274	37,740

Total IntercontinentalExchange, Inc. shareholders’ equity	2,937,381	2,777,550
Noncontrolling interest in consolidated subsidiaries	34,320	39,215

Total equity	2,971,701	2,816,765

Total liabilities and equity	$28,622,491	$26,642,259

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Transaction and clearing fees, net	$299,010	$251,062
Market data fees	29,420	26,853
Other	5,850	3,705

Total revenues	334,280	281,620

Operating expenses:
Compensation and benefits	61,638	58,240
Professional services	7,805	8,549
Acquisition-related transaction costs	3,437	545
Selling, general and administrative	24,671	22,257
Depreciation and amortization	33,131	28,214

Total operating expenses	130,682	117,805

Operating income	203,598	163,815

Other income (expense):
Interest and investment income	988	726
Interest expense	(8,206)	(7,110)
Other expense, net	(276)	(696)

Total other expense, net	(7,494)	(7,080)

Income before income taxes	196,104	156,735
Income tax expense	65,950	53,217

Net income	$130,154	$103,518

Net income attributable to noncontrolling interest	(1,250)	(2,355)

Net income attributable to IntercontinentalExchange, Inc.	$128,904	$101,163

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$1.76	$1.37

Diluted	$1.74	$1.36

Weighted average common shares outstanding:
Basic	73,433	73,676

Diluted	74,201	74,527

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income from			Noncontrolling
	Common Stock		Treasury Stock		Additional Paid-in	Retained	Foreign Currency	Available- For-Sale	Cash Flow	Interest in Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2010	77,573	$776	(4,084)	$(349,646)	$1,674,919	$1,049,125	$29,258	$(484)	$(4,216)	$33,915	$2,433,647
Other comprehensive income	—	—	—	—	—	—	12,497	484	201	—	13,182
Exercise of common stock options	504	5	—	—	12,763	—	—	—	—	—	12,768
Repurchases of common stock	—	—	(938)	(90,395)	—	—	—	—	—	—	(90,395)
Treasury shares received for restricted stock and stock option tax payments	—	—	(125)	(13,807)	—	—	—	—	—	—	(13,807)
Stock-based compensation	—	—	—	—	51,730	—	—	—	—	—	51,730
Issuance of restricted stock	372	4	1	26	1,749	—	—	—	—	—	1,779
Tax benefits from stock option plans	—	—	—	—	6,892	—	—	—	—	—	6,892
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2,629)	—	—	—	—	(1,871)	(4,500)
Distributions of profits to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,404)	(1,404)
Other	—	—	—	—	—	—	—	—	—	(894)	(894)
Net income attributable to noncontrolling interest	—	—	—	—	—	(9,469)	—	—	—	9,469	—
Net income	—	—	—	—	—	407,767	—	—	—	—	407,767

Balance, December 31, 2010	78,449	785	(5,146)	(453,822)	1,745,424	1,447,423	41,755	—	(4,015)	39,215	2,816,765
Other comprehensive income	—	—	—	—	—	—	22,109	—	425	—	22,534
Exercise of common stock options	77	—	—	—	2,452	—	—	—	—	—	2,452
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(75)	(9,404)	—	—	—	—	—	—	(9,404)
Stock-based compensation	—	—	—	—	13,632	—	—	—	—	—	13,632
Issuance of restricted stock	210	2	—	5	(7)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	1,713	—	—	—	—	—	1,713
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,145)	(6,145)
Net income attributable to noncontrolling interest	—	—	—	—	—	(1,250)	—	—	—	1,250	—
Net income	—	—	—	—	—	130,154	—	—	—	—	130,154

Balance, March 31, 2011	78,736	$787	(5,221)	$(463,221)	$1,763,214	$1,576,327	$63,864	$—	$(3,590)	$34,320	$2,971,701

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income	$130,154	$103,518
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	22,109	734
Change in fair value of cash flow hedges, net of tax	425	(459)
Change in fair value of available-for-sale securities, net of tax	—	(6,365)

Comprehensive income	$152,688	$97,428

Comprehensive income attributable to noncontrolling interest	(1,250)	(2,355)

Comprehensive income attributable to IntercontinentalExchange, Inc.	$151,438	$95,073

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$130,154	$103,518

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,131	28,214
Amortization of debt issuance costs	1,596	1,523
Provision for doubtful accounts	(217)	(323)
Stock-based compensation	13,707	11,945
Deferred taxes	(2,632)	(6,225)
Excess tax benefits from stock-based compensation	(1,713)	(2,082)
Changes in assets and liabilities:
Customer accounts receivable	(50,531)	(31,189)
Prepaid expenses and other current assets	(23)	(2,353)
Noncurrent assets	(481)	349
Income taxes payable	50,266	19,487
Accounts payable, accrued salaries and benefits, and other accrued liabilities	(17,901)	(21,304)

Total adjustments	25,202	(1,958)

Net cash provided by operating activities	155,356	101,560

Investing activities
Capital expenditures	(4,766)	(4,865)
Capitalized software development costs	(7,695)	(5,883)
Cash paid for acquisitions, net of cash acquired	(3,200)	—
Purchase of cost method investment	(1,400)	—
Proceeds from sales of available-for-sale investments	1,999	2,000
Purchases of available-for-sale investments	—	(1,999)
Increase in restricted cash	(2,799)	(555)

Net cash used in investing activities	(17,861)	(11,302)

Financing activities
Repayments of credit facilities	(55,500)	(22,500)
Issuance costs for credit facilities	—	(7,485)
Excess tax benefits from stock-based compensation	1,713	2,082
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(9,404)	(7,164)
Distributions of profits to noncontrolling interest	(6,145)	—
Payments on capital lease obligations	—	(1,561)
Proceeds from exercise of common stock options	2,452	6,968

Net cash used in financing activities	(66,884)	(29,660)

Effect of exchange rate changes on cash and cash equivalents	1,854	(769)

Net increase in cash and cash equivalents	72,465	59,829
Cash and cash equivalents, beginning of period	621,792	552,465

Cash and cash equivalents, end of period	$694,257	$612,294

Supplemental cash flow disclosure
Cash paid for income taxes	$20,275	$36,646

Cash paid for interest	$4,271	$2,599

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

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2011 (in thousands):

Goodwill balance at December 31, 2010	$1,916,055
Foreign currency translation	19,705
Other activity	(6,542)

Goodwill balance at March 31, 2011	$1,929,218

The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2011 (in thousands):

Other intangible assets balance at December 31, 2010	$890,818
Russell licensing agreement amendment (Note 8)	34,367
Foreign currency translation	11,230
Other activity	1,990
Amortization of other intangible assets	(19,724)

Other intangible assets balance at March 31, 2011	$918,681

The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are other than the U.S. dollar. The other activity in the goodwill and other intangible assets balances primarily relates to the acquisition of Ballista Securities in February 2011 offset by adjustments to the purchase price and related goodwill and other intangible assets for acquisitions completed in 2010, primarily relating to tax adjustments due to rate changes. Ballista Securities is a registered broker-dealer that offers an electronic options platform for the execution of block-sized and complex multi-leg options transactions. The Company did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2011 and 2010.

4.	Credit Facilities

As of March 31, 2011, the Company has aggregate $725.0 million three-year senior unsecured revolving credit facilities (the “Revolving Credit Facilities”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The Revolving Credit Facilities consist of (i) an aggregate $575.0 million unsecured revolving U.S. dollar credit facility (the “Dollar Facility”), pursuant to which the Company may borrow, repay and reborrow up to $575.0 million in U.S. dollars, and (ii) an aggregate $150.0 million unsecured revolving multicurrency credit facility, pursuant to which the Company may borrow, repay and reborrow up to the equivalent of $150.0 million in U.S. dollars, euros or pounds sterling, at the option of the Company (the “Multicurrency Facility”). The Revolving Credit Facilities mature on March 31, 2013.

Of the amounts available under the Revolving Credit Facilities, (i) up to $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) up to $3.0 million of such amounts has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada. The remaining $422.0 million available under the Revolving Credit Facilities may be used by the Company for working capital and general corporate purposes.

As of March 31, 2011, the Company had an aggregate of $523.0 million outstanding under various term loans, of which $340.0 million is outstanding under a three-year senior unsecured term loan facility (the “Term Loan Facility”) and $183.0 million in aggregate is outstanding under two additional term loan facilities. Amounts repaid under the term loan facilities may not be reborrowed. As of March 31, 2011, the Company has a LIBOR-rate loan with a stated interest rate of 2.3105% per annum related to the $340.0 million that is outstanding under the Term Loan Facility.

The Company previously entered into interest rate swap contracts to reduce its exposure to interest rate volatility on the two additional outstanding term loan facilities. The interest rate swaps require the Company to pay a fixed interest rate of 4.26% per annum on one term loan facility, of which $75.0 million is outstanding as of March 31, 2011, and 4.36% per annum on the other term loan facility, of which $108.0 million is outstanding as of March 31, 2011. In return, the Company will receive the one-month LIBOR-rate plus 250 basis points. The interest rate swaps are effective through the maturity dates of the term loan facilities in 2012. These swaps are designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. Any portion of the hedges that is ineffective is recognized in earnings immediately. To date, the hedges have been perfectly effective. The amounts received under the variable component of the swaps fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense is equal to the fixed interest component. The fair value of the interest rate swaps as of March 31, 2011is a liability of $1.8 million, or $1.1 million net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the equity section as accumulated other comprehensive loss from cash flow hedges.

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

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $13.7 million and $11.9 million for the three months ended March 31, 2011 and 2010, respectively.

The following is a summary of stock options for the three months ended March 31, 2011:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2010	1,275,792	$56.73
Granted	123,663	112.48
Exercised	(77,168)	31.78
Forfeited or expired	(1,278)	74.11

Outstanding at March 31, 2011	1,321,009	63.39

Details of stock options outstanding as of March 31, 2011 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,321,009	$63.39	6.0	$85,301
Exercisable	1,052,980	$55.05	5.3	$77,967

The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $7.3 million and $24.1 million, respectively. As of March 31, 2011, there were $14.2 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years as the stock options vest.

The Company has historically granted stock options and restricted stock to its existing employees annually in December. However, no stock options or restricted stock awards were granted in December 2010 and were instead awarded in January 2011 due to the Company’s decision to better align timing of annual awards with the annual performance review process. The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company used the Black-Scholes option pricing model weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees during the three months ended March 31, 2011:

Assumptions
Risk-free interest rate	1.46%
Expected life in years	4.0
Expected volatility	72%
Expected dividend yield	0%
Estimated weighted-average fair value per share	$60.97

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical daily volatility of the Company’s stock. The expected life computation is derived from historical exercise patterns and anticipated future patterns.

In January 2011, the Company reserved a maximum of 417,390 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual performance as compared to performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2011. These restricted shares are subject to a market condition that will reduce the number of shares that are granted above the Target Performance Target if the Company’s 2011 total shareholder return falls below the 2011 return of the S&P 500 Index. If the Company’s 2011 total shareholder return were to fall below the 2011 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above the Target Performance Target, depending on the difference in the aforementioned returns. These shares vest over a three-year period. The compensation expense to be recognized under these performance-based restricted shares is expected to be $9.5 million if the Threshold Performance Target is met and 83,478 shares vest, $18.1 million if the Target Performance Target is met and 166,956 shares vest, $31.0 million if the Above Target Performance Target is met and 292,173 shares vest, and $43.8 million if the Maximum Performance Target is met and 417,390 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2011 actual performance as compared to the 2011 financial performance targets. As of March 31, 2011, the Company determined that it is probable that a performance level between Target and Above Target will be met for 2011. The Company has recorded non-cash compensation expense of $3.7 million for the three months ended March 31, 2011 related to these shares. The remaining $20.2 million in estimated non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period.

The following is a summary of the nonvested restricted shares for the three months ended March 31, 2011:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2010	704,010	$99.53
Granted	661,248	112.88
Vested	(213,689)	103.70
Forfeited	(6,218)	106.51

Nonvested at March 31, 2011	1,145,351	106.42

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2011, there were $68.3 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.2 years as the restricted stock vests. These unrecognized compensation costs assume that a Target performance level, as discussed above, will be met on the performance-based restricted shares granted in January 2011. During the three months ended March 31, 2011 and 2010, the total fair value of restricted stock vested under all restricted stock plans was $25.9 million and $21.8 million, respectively.

6.	Income Taxes

The Company’s effective tax rate was 34% for both the three months ended March 31, 2011 and 2010. The effective tax rates for the three months ended March 31, 2011 and 2010 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials and tax credits, which are partially offset by state taxes and non-deductible expenses.

The Company’s non-U.S. subsidiaries had $1.0 billion in cumulative undistributed earnings as of March 31, 2011. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in the consolidated financial statements. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries.

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

Each of the ICE Clearing Houses requires all clearing members to maintain on deposit or pledge certain assets, which may include cash, government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to secure payment of risk-based margin as may become due and such amounts in total are known as “original margin”. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as variation margin. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases throughout the day. The ICE Clearing Houses may make multiple intraday original margin calls in circumstances where market conditions require additional protection. Mark-to-market allows our clearing houses to identify quickly any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of their open positions.

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash margin deposits, and for ICE Clear

U.S., all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash variation margin deposits, is retained by the respective ICE Clearing House and is included in other revenues in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits, less costs incurred by the ICE Clearing Houses, is remitted by the respective ICE Clearing Houses to the clearing members. Pursuant to agreements, ICE Clear Europe has historically paid energy clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements. These additional amounts paid to the energy clearing members are recorded net against other revenues in the accompanying consolidated statements of income. Effective January 1, 2011, ICE Clear Europe no longer pays energy clearing members the additional 10 basis points for cash deposits made for original margin requirements.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. To the extent that funds are not otherwise available to satisfy an obligation under an applicable contract, each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that could lead to its clearing members failing to meet their obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $30 billion as of March 31, 2011, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was $1.3 trillion as of March 31, 2011. The Company performed calculations to determine the fair value of its counterparty performance guarantee as of March 31, 2011 taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated liability was determined to be nominal and no liability was recorded as of March 31, 2011.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing firm admission and ongoing membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. The Company’s audit committee is not responsible for determining these parameters. As of March 31, 2011, the ICE Clearing Houses have received or have been pledged $43.7 billion in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, the Company has contributed $110.0 million and $27.8 million to the ICE Clear Europe and ICE Trust Guaranty Funds, respectively, as of March 31, 2011.

As of March 31, 2011, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Trust	TCC	Total
Original margin	$654,923	$12,988,786	$70,346	$4,535,944	$21,101	$18,271,100
Unsettled variation margin	13,805	—	—	—	50	13,855
Guaranty Fund	10,373	2,884,947	27,538	3,309,258	7,128	6,239,244
Performance collateral for delivery cash deposits	—	—	1,806	—	—	1,806

Total	$679,101	$15,873,733	$99,690	$7,845,202	$28,279	$24,526,005

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

ICE Trust currently holds all of its cash deposits in the ICE Trust Federal Reserve account. Of the $15.9 billion of ICE Clear Europe cash deposits as of March 31, 2011, $15.3 billion represent funds invested under reverse repurchase agreements with several different counterparty banks, all of which are large, commercial financial institutions, through a third party custodian bank. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations (from the seven largest industrialized nations), and the various counterparties agree to purchase back the instruments on the set repurchase date at the set repurchase price, plus interest. In accordance with the ICE Clear Europe investment policy, maturities of these securities may not exceed one month and at least 50% of the investments must have a maturity of one business day. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, variation margin, and the Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts where these assets are held at the financial institutions and depositories in the event of a clearing member default. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. ICE Clear Europe pays energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe charges energy clearing members 5 basis points for non-cash deposits made for original margin requirements. ICE Clear Europe pays CDS clearing members all interest earned on their non-cash margin deposits and charges CDS clearing members 5 basis points for all non-cash deposits, including original margin and Guaranty Fund requirements. The amounts paid to the clearing members are recorded net against other revenues in the accompanying consolidated statements of income and in total were $340,000 and $2.6 million for the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the non-cash assets pledged by the clearing members for ICE Clear U.S., ICE Clear Europe, ICE Clear Canada and TCC were $11.1 billion, $7.9 billion, $117.2 million and $49.2 million, respectively. As of March 31, 2011, there were only cash deposits and no other assets were pledged for ICE Trust.

8.	Russell Licensing Agreement

The Company has an exclusive licensing agreement (the “Licensing Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. These rights became exclusive in September 2008, and subject to achieving specified trading volume for the various indexes, will remain exclusive throughout the remainder of the Licensing Agreement, which originally expired in June 2014.

In March 2011, the Company entered into an amendment to the Licensing Agreement that extended the term of the agreement through June 30, 2017 and also expanded the agreement to cover the exclusive listing of futures and options on futures contracts on Russell’s benchmark international equity indexes. In connection with the amendment, the Company increased the Russell intangible assets and liabilities by $34.4 million.

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of March 31, 2011 and December 31, 2010, the net assets related to the Licensing Agreement are $119.1 million and $90.7 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized over their revised contractual life. For the three months ended March 31, 2011 and 2010, amortization expense related to the Licensing Agreement was $5.9 million and $6.5 million, respectively.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of March 31, 2011, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $21.9 million and $88.0 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For both the three months ended March 31, 2011 and 2010, interest expense related to the Licensing Agreement was $1.3 million.

9.	Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, customer accounts receivable, margin deposits and guaranty funds, short-term and long-term debt and other short-term assets and liabilities. The fair value of our financial instruments are measured based on a three-level hierarchy:

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

In general, the Company uses Level 1 and 2 inputs to determine fair value. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The Company determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including forward interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheet as of March 31, 2011. The fair value of short-term and long-term debt approximates carrying value since the rates of interest on the debt adjust to market rates on a periodic basis. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheet as of March 31, 2011 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of March 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities at fair value:
Interest rate swap contracts	$—	$1,829	$—	$1,829

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis during the three months ended March 31, 2011. The Company measures certain assets, such as intangible assets and cost method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2011, there were no assets that were required to be recorded at fair value since no impairment indicators were present. Cost method investments were $9.3 million as of March 31, 2011.

10.	Segment Reporting

The Company’s principal business segments consist of its global OTC segment, its futures segment and its market data segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada and the respective clearing of the futures contracts that trade at each of these exchanges, make up the futures segment and the operations of ICE Data make up the market data segment. The remaining companies and operations have been included in the global OTC segment as they primarily support the Company’s OTC business operations, which include energy swaps and credit derivatives markets. Intersegment revenues and transactions attributable to the performance of services are recorded based on transfer pricing standards and independent documentation. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments are as follows:

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended March 31, 2011:
Revenues from external customers	$156,964	$159,892	$17,424	$334,280
Intersegment revenues	18,150	7,829	8,437	34,416
Depreciation and amortization	19,737	13,373	21	33,131
Interest and investment income	759	220	9	988
Interest expense	6,496	1,707	3	8,206
Income tax expense	22,947	37,958	5,045	65,950
Net income attributable to IntercontinentalExchange, Inc.	42,392	76,316	10,196	128,904
Total assets	9,112,950	19,462,536	47,005	28,622,491

Revenues from four clearing members of the futures segment comprised 16%, 14%, 12% and 10% of the Company’s futures revenues for the three months ended March 31, 2011. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2011.

For the three months ended March 31, 2010, certain segment amounts below have been reclassified to conform to the current quarter’s segment financial statement presentation. The primary changes relate to adjustments to the depreciation and amortization expenses for the global OTC segment and the futures segment. All goodwill and other intangible assets from the Company’s acquisitions have historically been recorded in the global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. At the end of 2010, the Company reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. The Company also made these same adjustments for the prior periods, which increased the futures segment’s depreciation and amortization expense by $1.2 million for the three months ended March 31, 2010 while decreasing the depreciation and amortization expense by the same amount for the global OTC segment.

	Global OTC Segment	Futures Segment	Market Data Segment	Total
	(In thousands)
Three Months Ended March 31, 2010:
Revenues from external customers	$141,880	$124,669	$15,071	$281,620
Intersegment revenues	12,902	7,683	8,331	28,916
Depreciation and amortization	18,782	9,393	39	28,214
Interest and investment income	437	230	59	726
Interest expense	5,327	1,783	—	7,110
Income tax expense	19,150	28,809	5,258	53,217
Net income attributable to IntercontinentalExchange, Inc.	30,553	59,924	10,686	101,163

Revenues from four clearing members of the futures segment comprised 18%, 12%, 10% and 10% of the Company’s futures revenues for the three months ended March 31, 2010. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2010.

11.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$128,904	$101,163

Weighted average common shares outstanding	73,433	73,676

Basic earnings per common share	$1.76	$1.37

Diluted:
Weighted average common shares outstanding	73,433	73,676
Effect of dilutive securities:
Stock options and restricted shares	768	851

Diluted weighted average common shares outstanding	74,201	74,527

Diluted earnings per common share	$1.74	$1.36

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the three months ended March 31, 2011 and 2010, 317,000 and 232,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

12.	Subsequent Events

On April 1, 2011, the Company and The NASDAQ OMX Group, Inc. (“NASDAQ OMX”) issued a joint proposal to the board of directors of NYSE Euronext to acquire all of the outstanding shares of NYSE Euronext (the “Proposal”). The Company and NASDAQ OMX have agreed that if the transactions contemplated by the Proposal are consummated, the Company would acquire NYSE Euronext’s European derivatives businesses and certain other entities and assets of NYSE Euronext, together with their related liabilities, and that all remaining entities and assets of NYSE Euronext, together with their related liabilities, would be retained by NASDAQ OMX. Under the terms of the Proposal, each NYSE Euronext share would receive $14.24 in cash, 0.4069 shares of NASDAQ OMX common stock and 0.1436 shares of the Company’s common stock. Of the aggregate consideration contemplated by the Proposal, the Company would contribute $1.65 billion in cash and approximately 38 million shares of the Company’s common stock, based on the number of outstanding NYSE Euronext shares as of March 1, 2011. NASDAQ OMX would contribute $2.1 billion in cash, approximately 108 million shares of NASDAQ OMX common stock, based on the number of outstanding NYSE Euronext shares as of March 1, 2011, and assume $2.1 billion of NYSE Euronext debt by the entities of NYSE Euronext to be retained by NASDAQ OMX. Based on the Company’s and NASDAQ OMX’s respective closing share prices as of March 31, 2011, the total Proposal purchase price was $11.3 billion. NYSE Euronext was at the time, and continues to be, a party to a definitive agreement to combine with Deutsche Börse AG (“Deutsche Börse”). NYSE Euronext stock options, restricted stock units and deferred stock units would vest and be cashed out as part of the proposal.

The Company and NASDAQ OMX will continue to operate as separate businesses throughout the proposed transaction and, if consummated, after its completion. The Company and NASDAQ OMX have agreed that, after the consummation of the transactions contemplated by the Proposal, the Company will be entitled to receive, at direct cost, transition services for the businesses it acquires.

The Company’s portion of the cash purchase price will be funded by cash on hand and borrowings under a proposed new credit facility with a syndication of banks led by Wells Fargo Bank and Bank of America Merrill Lynch, which together have provided executed letters providing committed financing to the Company in the amount of $1.65 billion, subject to satisfaction of customary conditions precedent. The Company will incur fees as a result of the execution of the commitment letters and such fees will increase over time and upon the closing of a transaction with NYSE Euronext.

On April 19, 2011, the Company and NASDAQ OMX submitted to NYSE Euronext a form of merger agreement detailing the terms of the Proposal. Subject to completion of confirmatory due diligence and agreement with NYSE Euronext, the Company and NASDAQ OMX are prepared to consummate the transactions contemplated by the Proposal pursuant to a definitive agreement substantially in the form of the merger agreement provided to NYSE Euronext. The proposed merger agreement provides for a $350.0 million reverse break-up fee payable to NYSE Euronext in the event that the proposed merger agreement is terminated in connection with a failure to obtain necessary antitrust and competition approvals. The Company and NASDAQ OMX would be responsible for equal portions of such reverse break-up fee. In other instances, subject to certain conditions, either the Company or NASDAQ OMX may be solely responsible for termination fees paid or payable to NYSE Euronext. On April 21, 2011, the NYSE Euronext board of directors rejected the Proposal. However, the Company and NASDAQ OMX plan to continue to pursue the Proposal.

The Company and NASDAQ OMX have agreed to share equally all break-up or termination fees paid or payable to Deutsche Börse in connection with the transactions contemplated by the Proposal, which is contemplated to be €250.0 million in total or $353.9 million as of April 1, 2011 based on the euro to U.S. dollar exchange rate at that time.

The Proposal is subject to receipt of the NYSE Euronext stockholder approval as well as customary closing conditions, including the receipt of competition approvals in the United States, the European Union and other relevant jurisdictions, as well as approvals from the relevant exchange regulators and the receipt of the necessary approvals from both the Company’s and NASDAQ OMX’s stockholders. There can be no assurance that any of the transactions contemplated by the Proposal will be consummated, and there can be no assurance that any agreement with respect to the proposed transactions will be reached, or as to the timing or terms thereof.

In connection with this potential acquisition, as well as for other closed and potential transactions and strategic opportunities, the Company has incurred $3.4 million in external direct investment banking, legal, accounting and tax transaction costs during the three months ended March 31, 2011. The Company incurred $545,000 in transaction costs during the three months ended March 31, 2010. Such amounts have been expensed in the accompanying consolidated statement of income as acquisition-related transaction costs.

The Company has evaluated subsequent events and determined that other than the item discussed above, no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010.

Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; increasing competition and consolidation in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices; changes in domestic and foreign regulations or government policy; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including clearing developments; the accuracy of our cost estimates and expectations; our belief that cash flows will be sufficient to fund our working capital needs and capital expenditures at least through the end of 2012; our ability to offer additional products and services, leverage our risk management capabilities and enhance our technology; our ability to develop new products and services and pursue strategic acquisitions and alliances on a timely, cost-effective basis; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; threatened or pending litigation and adverse litigation results; our ability to identify trends and adjust our business to benefit from such trends; our belief in our electronic platform and disaster recovery system technologies; and our ability to gain access to comparable products and services if our key technology contracts were terminated. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.

Overview and Our Business Environment

We are a leading operator of global futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate leading futures and OTC marketplaces for trading and clearing a broad array of energy, emissions and agricultural commodities, credit default swaps, or CDS, equity indexes and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for trading of products in both the futures and OTC markets, together with post-trade processing and clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

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

Our business is primarily transaction-based, and the revenues and profitability in our markets relate directly to the amount, or volume, of trading and clearing activity and the respective execution and clearing fee levels. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts such as equity indexes and foreign exchange, as well as economic conditions, weather, new product introductions, fees, currency moves and interest rates, margin requirements, regulation of our markets and market participants, and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions are also driven by varying levels of volatility and liquidity in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.

Since our business is primarily transaction-based, declines in trading volumes and market liquidity could adversely affect our business and profitability. Market liquidity is one of the primary keys to attracting and maintaining customers and is an important indicator of a market’s strength.

We operate our futures and OTC markets primarily on our electronic platforms. In addition, we offer ICE Futures U.S.’s options markets on both our electronic platform and our New York-based trading floor. We also operate brokerage desks for CDS and certain of our energy options businesses. As participation continues to increase and as participants continue to employ the use of more financial instruments and more sophisticated risk management strategies to manage their price exposure, we believe there remains opportunity for further growth in the trading and clearing of derivative products in these markets globally.

Financial Highlights

•

Our consolidated revenues increased $52.7 million, or 19%, to a record $334.3 million for the three months ended March 31, 2011, compared to the same period in 2010. Revenue growth was primarily due to higher trading volume in the ICE Brent Crude, ICE WTI Crude, ICE Gasoil and ICE ECX emission futures and options contracts, the OTC North American natural gas contracts and the OTC global oil contracts. These increases were partially offset by a decline in CDS revenues.

•

Our consolidated operating expenses increased $12.9 million, or 11%, to $130.7 million for the three months ended March 31, 2011, compared to the same period in 2010. Our depreciation and amortization expenses increased $4.9 million compared to the same period in 2010 primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of Climate Exchange plc, or CLE, in July 2010. Our compensation and benefits expenses increased $3.4 million compared to the same period in 2010 primarily due to an increase in our performance-based restricted stock accruals and due to a 13% increase in our employee headcount from March 31, 2010 to March 31, 2011. Our acquisition-related transaction costs increased $2.9 million compared to the same period in 2010 primarily due to the transactions costs incurred relating to the potential acquisition of NYSE Euronext discussed below.

•	Our consolidated operating margin increased to 61% for the three months ended March 31, 2011, compared to 58% for the same period in 2010.

•

Our consolidated net income attributable to ICE increased $27.7 million, or 27%, to a record $128.9 million for the three months ended March 31, 2011, compared to the same period in 2010. Excluding our acquisition-related transaction costs, net of taxes, consolidated net income attributable to ICE for the three months ended March 31, 2011 would have been $131.0 million. See “-Non-GAAP Financial Measures” below.

•	Our consolidated cash flows from operations increased by 53% to $155.4 million for the three months ended March 31, 2011, compared to the same period in 2010.

•

During the three months ended March 31, 2011, 99.0 million contracts were traded in our futures markets, up 26% from 78.7 million contracts traded during the three months ended March 31, 2010. During the three months ended March 31, 2011, 96.5 million contract equivalents were traded in our OTC energy markets, up 25% from 77.3 million contract equivalents traded during the three months ended March 31, 2010.

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

Since August 2010, the CFTC and SEC have been proposing rules to implement the Financial Reform Act. The proposed rules will require us to make changes to our business, including registering our OTC credit and energy platforms as Swaps Execution Facilities and clearing our OTC business through a Derivatives Clearing Organization. As of the date of this Form 10-Q, neither the CFTC nor the SEC have issued final rules implementing the Financial Reform Act affecting us. Our markets operated efficiently, securely and transparently during the financial crisis and the new requirements to centrally clear OTC swaps and trade them on registered platforms is consistent with our existing business model, thereby providing us with potential new business opportunities. For additional information regarding the Financial Reform Act and other regulations affecting our business, please see the regulation discussion in our Annual Report on Form 10-K as filed with the SEC on February 9, 2011.

Acquisition Proposal

On April 1, 2011, we and The NASDAQ OMX Group, Inc., or NASDAQ OMX, issued a joint proposal to the board of directors of NYSE Euronext to acquire all of the outstanding shares of NYSE Euronext, or the Proposal. We and NASDAQ OMX have agreed that if the transactions contemplated by the Proposal are consummated, we would acquire NYSE Euronext’s European derivatives businesses and certain other entities and assets of NYSE Euronext, together with their related liabilities, and that all remaining entities and assets of NYSE Euronext, together with their related liabilities, would be retained by NASDAQ OMX. Under the terms of the Proposal, each NYSE Euronext share would receive $14.24 in cash, 0.4069 shares of NASDAQ OMX common stock and 0.1436 shares of our common stock. Of the aggregate consideration contemplated by the Proposal, we would contribute $1.65 billion in cash and approximately 38 million shares of our common stock, based on the number of outstanding NYSE Euronext shares as of March 1, 2011. NASDAQ OMX would contribute $2.1 billion in cash, approximately 108 million shares of NASDAQ OMX common stock, based on the current number of outstanding NYSE Euronext shares as of March 1, 2011, and assume $2.1 billion of NYSE Euronext debt by the entities of NYSE Euronext to be retained by NASDAQ OMX. Based on our and NASDAQ OMX’s respective closing share prices as of March 31, 2011, the total Proposal purchase price was $11.3 billion. NYSE Euronext was at the time, and continues to be, a party to a definitive agreement to combine with Deutsche Börse AG, or Deutsche Börse. NYSE Euronext stock options, restricted stock units and deferred stock units would vest and be cashed out as part of the Proposal.

We and NASDAQ OMX will continue to operate as separate businesses throughout the proposed transaction and, if consummated, after its completion. We and NASDAQ OMX have agreed that, after the consummation of the transactions contemplated by the Proposal, we will be entitled to receive, at direct cost, transition services for the businesses we acquire.

Our portion of the cash purchase price will be funded by cash on hand and borrowings under a proposed new credit facility with a syndication of banks led by Wells Fargo Bank and Bank of America Merrill Lynch, which together have provided executed letters providing committed financing to us in the amount of $1.65 billion, subject to satisfaction of customary conditions precedent. We will incur fees as a result of the execution of the commitment letters and such fees will increase over time and upon the closing of a transaction with NYSE Euronext.

On April 19, 2011, we and NASDAQ OMX submitted to NYSE Euronext a form of merger agreement detailing the terms of the Proposal. Subject to completion of confirmatory due diligence and agreement with NYSE Euronext, we and NASDAQ OMX are prepared to consummate the transactions contemplated by the Proposal pursuant to a definitive agreement substantially in the form of the merger agreement provided to NYSE Euronext. The proposed merger agreement provides for a $350.0 million reverse break-up fee payable to NYSE Euronext in the event that the proposed merger agreement is terminated in connection with a failure to obtain necessary antitrust and competition approvals. We and NASDAQ OMX would be responsible for equal portions of such reverse break-up fee. In other instances, subject to certain conditions, either we or NASDAQ OMX may be solely responsible for termination fees paid or payable to NYSE Euronext. On April 21, 2011, the NYSE Euronext board of directors rejected the Proposal. However, we and NASDAQ OMX plan to continue to pursue the Proposal.

We and NASDAQ OMX have agreed to share equally all break-up or termination fees paid or payable to Deutsche Börse in connection with the transactions contemplated by the Proposal, which is contemplated to be €250.0 million in total or $353.9 million as of April 1, 2011 based on the euro to U.S. dollar exchange rate at that time.

On May 2, 2011, we and NASDAQ OMX announced that each of our respective boards of directors have approved an intent to commence an exchange offer to acquire all of the outstanding shares of NYSE Euronext common stock in a cash and stock transaction based on the same terms described above. If we and NASDAQ OMX are successful in acquiring shares pursuant to the offer, we plan to consummate a second step merger as soon as possible thereafter to acquire the remaining NYSE Euronext shares for the same consideration per share.

The Proposal is subject to receipt of the NYSE Euronext stockholder approval as well as customary closing conditions, including the receipt of competition approvals in the United States, the European Union and other relevant jurisdictions, as well as approvals from the relevant exchange regulators and the receipt of the necessary approvals from both our and NASDAQ OMX’s stockholders. There can be no assurance that any of the transactions contemplated by the Proposal will be consummated, and there can be no assurance that any agreement with respect to the proposed transactions will be reached, or as to the timing or terms thereof.

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

Our Futures Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our futures segment:

	Three Months Ended March 31,
	2011(1)%		2010(2)%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures and options(3)	$48,562	29%	$35,204	27%
ICE Gasoil futures and options(3)	26,774	16	20,186	15
Sugar futures and options	17,689	10	21,341	16
ICE WTI Crude futures and options(3)	14,722	9	11,544	9
ICE ECX emission futures and options(4)	14,251	8	7,478	6
Russell Index futures and options	9,653	6	7,834	6
Cotton futures and options	6,546	4	4,394	3
Other futures and options(5)	19,021	11	14,638	11
Intersegment fees	7,829	5	7,684	6
Market data fees	89	—	—	—
Other	2,585	2	2,050	1

Total revenues	167,721	100	132,353	100

Operating expenses:
Selling, general and administrative expenses(6)	21,991	13	20,479	16
Intersegment expenses(7)	17,094	10	12,177	9
Depreciation and amortization(2)(8)	13,373	8	9,393	7

Total operating expenses	52,458	31	42,049	32

Operating income	115,263	69	90,304	68
Other expense, net	989	—	1,571	1
Income tax expense	37,958	23	28,809	22

Net income	$76,316	46%	$59,924	45%

(1)	The financial results for the three months ended March 31, 2011 include the financial results for CLE, which was acquired in July 2010.
(2)	For the three months ended March 31, 2010, certain segment amounts above have been reclassified to conform to our current quarter’s segment financial statement presentation. The primary changes relate to adjustments to our depreciation and amortization expenses. All goodwill and other intangible assets from our acquisitions have historically been recorded in our global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. At the end of 2010, we reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. We also made these same adjustments for the prior periods, which increased the futures segment’s depreciation and amortization expense above by $1.2 million for the three months ended March 31, 2010 while decreasing the depreciation and amortization expense by the same amount for the global OTC segment.

(3)	Revenues in our ICE Brent Crude, ICE WTI Crude and ICE Gasoil futures and options markets increased from the prior year period due to several factors, including increased trading activity stimulated by the wide differential between Brent and WTI crude prices, the political situation in the Middle East and the impact on global commodity markets of the Japanese earthquake and its effects.
(4)	Revenues in our ICE ECX emission futures and options contracts increased from the prior period due to increased trading volumes and our recognition of 100% of the revenues from the ICE ECX emission contracts during the three months ended March 31, 2011, following our July 2010 acquisition of CLE. During the comparable period in 2010 prior to our acquisition, we only recognized a portion of the total ICE ECX futures and option revenues under our licensing agreement with CLE.
(5)	The increase in other futures and options revenues is primarily due to increased trading volumes in our canola, cocoa, coffee, U.K. natural gas, coal and U.S. Dollar Index futures and option contracts.
(6)	Includes compensation and benefits expenses, professional services expenses and acquisition-related transaction costs.
(7)	The increased intersegment fees being charged from the global OTC segment to the futures segment for the three months ended March 31, 2011 primarily relates to increased expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic trading and clearing and due to the increased trading volume of the futures segment during the three months ended March 31, 2011.
(8)	The financial results for the three months ended March 31, 2011 include $4.9 million in amortization expenses recorded on the finite-lived intangible assets associated with our acquisition of CLE in July 2010.

Our ICE Brent Crude futures contract is a benchmark contract relied upon by a broad range of market participants, including certain large oil producing nations, to price their crude oil. We believe that market participants are increasingly relying on the Brent contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $50.4 million and $36.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that would have been generated had full commissions been charged, assuming that the same volume had been generated without the rebate program.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded:

	Three Months Ended		Change
	March 31,
	2011	2010
	(In thousands)
Number of futures and option contracts traded:
ICE Brent Crude futures and options	32,975	24,461	35%
ICE Gasoil futures and options	17,770	13,049	36
ICE WTI Crude futures and options	17,081	11,584	47
Russell Index futures and options	9,080	8,778	3
Sugar futures and options	9,050	10,677	(15)
Cotton futures and options	2,682	1,816	48
ICE ECX emission futures and options	1,654	1,352	22
Other futures and options	8,670	6,936	25

Total	98,962	78,653	26%

The following table presents our quarter-end open interest for our futures contracts. Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients.

	As of March 31,		Change
	2011	2010
	(In thousands)
Open interest – futures and option contracts:
ICE Brent Crude futures and options	906	938	(3)%
ICE WTI Crude futures options	545	587	(7)
ICE Gasoil futures and options	620	521	19
Russell Index futures and options	396	406	(2)
Sugar futures and options	1,358	1,763	(23)
Cotton futures and options	610	433	41
ICE ECX emission futures and options	901	701	29
Coffee futures and options	319	283	13
Cocoa futures and options	246	179	37
Other futures and options	1,369	710	93

Total	7,270	6,521	11%

Our Global OTC Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our global OTC segment:

	Three Months Ended March 31,
	2011	%	2010(1)%
	(Dollar amounts in thousands)
Revenues:
Transaction and clearing fees, net:
North American natural gas(2)	$63,831	36%	$51,431	33%
Credit default swaps(3)	39,077	23	42,722	28
North American power	24,284	14	25,044	16
Global oil and other(4)	12,688	7	7,267	5
Electronic trade confirmation	1,912	1	1,979	1
Intersegment fees(5)	18,150	10	12,902	8
Market data fees	11,915	7	11,800	8
Other(6)	3,257	2	1,637	1

Total revenues	175,114	100	154,782	100

Operating expenses:
Selling, general and administrative expenses(7)	74,476	43	68,952	45
Intersegment expenses	8,949	5	9,121	6
Depreciation and amortization(1)	19,737	11	18,782	12

Total operating expenses	103,162	59	96,855	63

Operating income	71,952	41	57,927	37
Other expense, net	5,363	3	5,869	4
Income tax expense	22,947	13	19,150	12

Net income	$43,642	25%	$32,908	21%

(1)	For the three months ended March 31, 2010, certain segment amounts above have been reclassified to conform to our current quarter’s segment financial statement presentation. The primary changes relate to adjustments to our depreciation and amortization expenses. All goodwill and other intangible assets from our acquisitions have historically been recorded in our global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. At the end of 2010, we reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. We also made these same adjustments for the prior periods, which increased the futures segment’s depreciation and amortization expense by $1.2 million for the three months ended March 31, 2010 while decreasing the depreciation and amortization expense by the same amount for the global OTC segment above.
(2)	Revenues in our North American natural gas market increased due to higher price volatility and improved economic conditions, and to a lesser extent, new products and increased natural gas options volume.
(3)	CDS revenues decreased due to a $5.4 million reduction in CDS execution trading fee revenues at Creditex during the three months ended March 31, 2011 from the comparable period in 2010. Trading volumes in the CDS market declined year-over-year impacting Creditex revenue performance for the three months ended March 31, 2011. Diminished CDS trading by dealer clients, reduced perceptions of credit risk and regulatory uncertainty all contributed to lower trading and brokerage fees. This decrease in CDS trading revenues was partially offset by a $1.7 million increase in CDS clearing fee revenues at ICE Trust and ICE Clear Europe during the three months ended March 31, 2011 from the comparable period in 2010.

(4)	The increase in global oil and other revenues is primarily due to increased trading volumes in our global oil markets, which increased 58% to 2.2 million contracts for the three months ended March 31, 2011 from 1.4 million contracts during the comparable period in 2010, primarily due to the successful launch of new cleared global oil contracts throughout 2010 and into 2011.
(5)	The increased intersegment fees being charged from the global OTC segment to the futures segment for the three months ended March 31, 2011 primarily relates to increased expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic trading and clearing and due to the increased trading volume of the futures segment during the three months ended March 31, 2011.
(6)	The increase in other revenues is primarily due to a reduction in the net interest paid to clearing members for their OTC cleared energy margin deposits at ICE Clear Europe for the three months ended March 31, 2011 compared to the same period in 2010, which is recorded as a reduction to other revenues. Effective January 1, 2011, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits.
(7)	Includes compensation and benefits expenses, professional services expenses and acquisition-related transaction costs.

Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction and clearing fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. Our global OTC segment includes costs associated with our trading and clearing platforms as well as corporate overhead costs.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $21.5 million and $11.1 million for the three months ended March 31, 2011 and 2010, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the period.

Through ICE Trust, we began clearing North American CDS index contracts in March 2009, began clearing North American single-name CDS contracts in December 2009 and have continued to launch new North American index and single-name contracts throughout 2010 and into 2011. Through ICE Clear Europe, we began clearing European CDS index contracts in July 2009, began clearing European single-name CDS contracts in December 2009 and have continued to launch new European index and single-name contracts throughout 2010 and into 2011. We launched our North American buy-side solution in December 2009 and we continue to expand clearing with our buy-side customers. We are currently working closely with European CDS market participants and regulators toward the launch of our European buy-side solution, as well as clearing for sovereign CDS contracts. During both the three months ended March 31, 2011 and 2010, ICE Trust cleared $1.3 trillion of CDS notional value. During the three months ended March 31, 2011 and 2010, ICE Clear Europe cleared $878 billion and $1.1 trillion, respectively, of CDS notional value.

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS traded in our OTC markets:

	Three Months Ended March 31,
	2011	2010	Change
Total volume/notional value - OTC:
North American natural gas (in million British thermal units, or MMBtu)	197,595	143,912	37%
North American power (in million megawatt hours)	1,699	1,789	(5)
Global oil (in equivalent million barrels of oil)	4,474	2,545	76
Credit default swaps (notional value in billions of dollars)	$483	$664	(27)

The following table presents the number of contracts traded in our OTC energy markets:

	Three Months Ended March 31,
	2011	2010	Change
	(In thousands)
Number of OTC energy contracts traded:
North American natural gas	79,029	57,565	37%
North American power(1)	14,979	18,126	(17)
Global oil and other(1)	2,502	1,578	59

Total	96,510	77,269	25%

(1)	The North American power and global oil and other contract volumes in the table above have been adjusted to reflect the unit volume in which fees are charged to our customers. The contract volumes we previously disclosed for the three months ended March 31, 2010 were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

As of March 31, 2011, open interest of $1.3 trillion in notional value of CDS were held at ICE Trust and ICE Clear Europe, compared to $579 billion as of March 31, 2010. The following table presents quarter-end open interest for our cleared OTC energy contracts:

	As of March 31,		Change
	2011	2010
	(In thousands)
Open interest – cleared OTC energy contracts:
North American natural gas	17,123	10,753	59%
North American power(1)	21,878	21,974	—
Global oil and other	1,431	1,011	42

Total	40,432	33,738	20%

(1)	The North American power contract volumes in the table above have been adjusted to reflect the unit volume in which fees are charged to our customers. The contract volumes we previously disclosed as of March 31, 2010 were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

Our Market Data Segment

The following table presents selected statement of income data in dollars and as a percentage of revenues for our market data segment:

	Three Months Ended March 31,
	2011	%	2010	%
	(Dollar amounts in thousands)
Revenues:
Market data fees	$17,416	67%	$15,053	64%
Intersegment fees	8,437	33	8,331	36
Other	8	—	18	—

Total revenues	25,861	100	23,402	100

Operating expenses:
Selling, general and administrative expenses(1)	1,084	4	160	1
Intersegment expenses	8,373	33	7,619	32
Depreciation and amortization	21	—	39	—

Total operating expenses	9,478	37	7,818	33

Operating income	16,383	63	15,584	67
Other income (expense), net	(1,142)	(4)	360	2
Income tax expense	5,045	20	5,258	23

Net income	$10,196	39%	$10,686	46%

(1)	Includes compensation and benefits expenses and professional services expenses.

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

Key Statistical Information

The following table presents key transaction volume information, as well as other selected operating information:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except for rate per contract and percentages)
Operating Data:
Average Daily Trading and Clearing Revenues:
U.K. futures average daily exchange and clearing revenues	$1,785	$1,298

U.S. and Canadian futures average daily exchange and clearing revenues	751	712

Global CDS OTC average daily commission and clearing revenues	630	700

Bilateral OTC energy average daily commission revenues	106	98
Cleared OTC energy average daily commission and clearing revenues	1,520	1,275

Total OTC energy average daily commission and clearing revenues	1,626	1,373

Total average daily trading and clearing revenues	$4,792	$4,083

Trading Volume (in contracts):
Futures volume	98,962	78,653
Futures average daily volume	1,596	1,289
OTC energy volume	96,510	77,269
OTC energy average daily volume	1,557	1,267
Energy futures rate per contact	$1.55	$1.53
Agricultural commodity futures and options rate per contract	$2.15	$2.13
Financial futures and options rate per contract	$1.03	$0.92
Cleared OTC energy volume compared to total OTC energy volume	96%	95%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Overview

Consolidated net income attributable to ICE increased $27.7 million, or 27%, to $128.9 million for the three months ended March 31, 2011 from $101.2 million for the comparable period in 2010. Net income from our futures segment increased $16.4 million, or 27%, to $76.3 million for the three months ended March 31, 2011 from $59.9 million for the comparable period in 2010. Net income from our global OTC segment increased $10.7 million, or 33%, to $43.6 million from $32.9 million for the comparable period in 2010. Net income from our market data segment decreased $490,000, or 5%, to $10.2 million from $10.7 million for the comparable period in 2010. Consolidated operating income, as a percentage of consolidated revenues, increased to 61% for the three months ended March 31, 2011 from 58% for the comparable period in 2010. Consolidated net income attributable to ICE, as a percentage of consolidated revenues, increased to 39% for the three months ended March 31, 2011 from 36% for the comparable period in 2010.

Our consolidated revenues increased $52.7 million, or 19%, to $334.3 million for the three months ended March 31, 2011 from $281.6 million for the comparable period in 2010. As discussed below, this increase is primarily due to an increase in the trading volume in the ICE Brent Crude, ICE WTI Crude, ICE Gasoil and ICE ECX emission futures and options contracts, the OTC North American natural gas contracts and the OTC global oil contracts. These increases were partially offset by a decline in CDS revenues.

Consolidated operating expenses increased $12.9 million, or 11%, to $130.7 million for the three months ended March 31, 2011 from $117.8 million for the comparable period in 2010. Our depreciation and amortization expenses increased $4.9 million compared to the same period in 2010 primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010. Our compensation and benefits expenses increased $3.4 million compared to the same period in 2010 primarily due to an increase in our performance-based restricted stock accruals and due to a 13% increase in our employee headcount from March 31, 2010 to March 31, 2011. Our acquisition-related transaction costs increased $2.9 million compared to the same period in 2010 primarily due to the transactions costs incurred relating to the potential acquisition of NYSE Euronext.

Revenues

Transaction and Clearing Fees

Consolidated transaction and clearing fees increased $47.9 million, or 19%, to $299.0 million for the three months ended March 31, 2011 from $251.1 million for the comparable period in 2010. Transaction and clearing fees, as a percentage of consolidated revenues, was 89% for both the three months ended March 31, 2011 and 2010.

Transaction and clearing fees generated in our futures segment increased $34.6 million, or 28%, to $157.2 million for the three months ended March 31, 2011 from $122.6 million for the comparable period in 2010, while increasing as a percentage of consolidated revenues to 47% for the three months ended March 31, 2011 from 44% for the comparable period in 2010. The increase in transaction and clearing fees was primarily due to the increase in the trading volumes in the ICE Brent Crude, ICE WTI Crude, ICE Gasoil and ICE ECX emission futures and options contracts. Volume in the Brent crude, WTI crude and Gasoil markets increased from the prior year period due to several factors, including increased trading activity stimulated by the wide differential between Brent and WTI crude prices, the political situation in the Middle East and the impact on global commodity markets of the Japanese earthquake and its effects. Our Gasoil contract also gained liquidity due to its increasing role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market. Revenues in our ICE ECX emission futures and options contracts increased from the prior period due to increased trading volumes and our recognition of 100% of the revenues from the ICE ECX emission contracts during the three months ended March 31, 2011, following our acquisition of CLE in July 2010. During the comparable period in 2010 prior to our acquisition, we only recognized a portion of the total ICE ECX futures and option revenues under our licensing agreement with CLE. For the three months ended March 31, 2011, volume in our futures segment were 99.0 million contracts, an increase of 26% from 78.7 million contracts during the comparable period in 2010. Average transaction and clearing fees per trading day increased 26% to $2.5 million per trading day for the three months ended March 31, 2011 from $2.0 million per trading day for the comparable period in 2010.

Transaction and clearing fees generated in our global OTC segment increased $13.3 million, or 10%, to $141.8 million for the three months ended March 31, 2011 from $128.4 million for the comparable period in 2010 primarily due to an increase in the trading volume of the North American natural gas contracts and the global oil contracts. Contract volume in our North American natural gas markets increased 37% to 79.0 million contracts traded during the three months ended March 31, 2011 from 57.6 million contracts traded during the comparable period in 2010. Volume in our North American natural gas markets increased due to higher price volatility and improved economic conditions, and to a lesser extent, the introduction of new products and increased natural gas options volume. Volume in our global oil markets increased 58% to 2.2 million contracts during the three months ended March 31, 2011 from 1.4 million contracts during the comparable period in 2010, primarily due to the successful launch of new cleared global oil contracts throughout 2010 and into the first quarter of 2011. CDS clearing revenues at ICE Trust and ICE Clear Europe increased from $11.5 million during the three months ended March 31, 2010 to $13.3 million during the three months ended March 31, 2011. CDS execution revenues at Creditex decreased from $31.2 million during the three months ended March 31, 2010 to $25.8 million during the three months ended March 31, 2011. Trading volumes in the CDS market declined year-over-year impacting Creditex revenue performance for the three months ended March 31, 2011. Diminished CDS trading by dealer clients, reduced perceptions of credit risk, as well as regulatory uncertainty all contributed to lower trading and brokerage fees. In March 2011, Creditex successfully launched electronic trading for New York investment grade and high yield indices to address market demands for increased transparency and enhanced execution. Transaction and clearing fees in this segment, as a percentage of consolidated revenues, decreased to 42% for the three months ended March 31, 2011 from 46% for the comparable period in 2010 primarily due to the higher revenue increase in the future segment for the three months ended March 31, 2011. Average transaction and clearing fees per trading day increased 9% to $2.3 million per trading day for the three months ended March 31, 2011 from $2.1 million per trading day for the comparable period in 2010.

Market Data Fees

Consolidated market data fees increased $2.6 million, or 10%, to $29.4 million for the three months ended March 31, 2011 from $26.9 million for the comparable period in 2010. During the three months ended March 31, 2011 and 2010, we recognized $13.5 million and $12.6 million, respectively, in data access fees and terminal fees in our global OTC and futures segments. During the three months ended March 31, 2011 and 2010, we recognized $13.0 million and $11.6 million, respectively, in terminal and license fees from data vendors in our market data segment. Consolidated market data fees, as a percentage of consolidated revenues, decreased to 9% for the three months ended March 31, 2011 from 10% for the comparable period in 2010.

Other Revenues

Consolidated other revenues increased $2.1 million, or 58%, to $5.9 million for the three months ended March 31, 2011 from $3.7 million for the comparable period in 2010. The increase in other revenues is primarily due to a reduction in the net interest paid to clearing members for their margin deposits at ICE Clear Europe for the three months ended March 31, 2011 compared to the same period in 2010, which is recorded as a reduction to other revenues. Effective January 1, 2011, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits. Consolidated other revenues, as a percentage of consolidated revenues, increased to 2% for the three months ended March 31, 2011 from 1% for the comparable period in 2010.

Operating Expenses

Compensation and Benefits

Consolidated compensation and benefits expenses increased $3.4 million, or 6%, to $61.6 million for the three months ended March 31, 2011 from $58.2 million for the comparable period in 2010. This increase was primarily due to an increase in our employee headcount and a $1.8 million increase in our non-cash compensation expenses over the comparable period in 2010. Our employee headcount increased from 843 employees as of March 31, 2010 to 949 employees as of March 31, 2011, an increase of 13%, primarily due to the hiring of new employees for clearing, technology and compliance operations and due to acquisitions over the last year. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $13.7 million and $11.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to a greater number of employees receiving non-cash awards during the current period and due to an increase in our accrual during the current period for the performance-based restricted stock that was granted in January 2011 relating to the above-target performance of our operating results for both the three months ended March 31, 2011 and for our updated projections for the year ended December 31, 2011. Consolidated compensation and benefits expenses, as a percentage of consolidated revenues, decreased to 18% for the three months ended March 31, 2011 from 21% for the comparable period in 2010.

Professional Services

Consolidated professional services expenses decreased $744,000, or 9%, to $7.8 million for the three months ended March 31, 2011 from $8.5 million for the comparable period in 2010. This decrease was primarily due to professional services expenses of $1.0 million during the three months ended March 31, 2011, compared to $3.6 million in professional services expenses during the same period in 2010, relating to the continued development of CDS clearing and the launch of new products at ICE Trust and ICE Clear Europe. Consolidated professional services expenses, as a percentage of consolidated revenues, decreased to 2% for the three months ended March 31, 2011 from 3% for the comparable period in 2010.

Acquisition-Related Transaction Costs

Acquisition-related transaction costs were $3.4 million for the three months ended March 31, 2011 compared to $545,000 for the comparable period in 2010. During the three months ended March 31, 2011 and 2010, we incurred investment banking, legal, accounting and tax transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. These costs include transaction costs incurred during the three months ended March 31, 2011 primarily relating to the potential acquisition of NYSE Euronext. Consolidated acquisition-related transaction costs, as a percentage of consolidated revenues, was 1% for the three months ended March 31, 2011 and was negligible for the three months ended March 31, 2010.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $2.4 million, or 11%, to $24.7 million for the three months ended March 31, 2011 from $22.3 million for the comparable period in 2010. This increase was primarily due to costs at CLE following our acquisition in July 2010 and an increase in our technology hosting expenses and hardware and software support expenses which resulted from the growth of our business. Consolidated selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 7% for the three months ended March 31, 2011 from 8% for the comparable period in 2010.

Depreciation and Amortization

Consolidated depreciation and amortization expenses increased $4.9 million, or 17%, to $33.1 million for the three months ended March 31, 2011 from $28.2 million for the comparable period in 2010. This increase was primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010 and due to additional depreciation expenses recorded on fixed asset additions during 2010 and during the three months ended March 31, 2011. We recorded amortization expenses on the intangible assets acquired as part of our acquisitions and on the Russell licensing agreement intangible assets of $19.7 million and $15.9 million for the three months ended March 31, 2011 and 2010, respectively. We recorded depreciation expenses on our fixed assets of $13.4 million and $12.3 million for the three months ended March 31, 2011 and 2010, respectively. Consolidated depreciation and amortization expenses, as a percentage of consolidated revenues, was 10% for both the three months ended March 31, 2011 and 2010.

Other Income (Expense)

Consolidated other expense increased from $7.1 million for the three months ended March 31, 2010 to $7.5 million for the three months ended March 31, 2011. Consolidated other expenses, as a percentage of consolidated revenues, decreased to 2% for the three months ended March 31, 2011 from 3% for the comparable period in 2010.

Income Taxes

Consolidated income tax expense increased $12.7 million to $65.9 million for the three months ended March 31, 2011 from $53.2 million for the comparable period in 2010, primarily due to the increase in our pre-tax income. Our effective tax rate was 34% for both the three months ended March 31, 2011 and 2010.

Net Income Attributable to Noncontrolling Interest

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest as of March 31, 2011, and our QW Holdings subsidiary in which we own 50.1%. Net income attributable to noncontrolling interest was $1.2 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively. Included in the results for the three months ended March 31, 2010 is a $2.1 million increase to net income attributable to noncontrolling interest as a result of modifications to the agreements with the minority partners that occurred during the quarter.

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

	Three Months Ended,
	March 31, 2011(1)	December 31, 2010(1)	September 30, 2010(1)	June 30, 2010	March 31, 2010
	(In thousands)
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures and options	$48,562	$36,602	$35,460	$38,012	$35,204
ICE Gasoil futures and options	26,774	20,717	19,529	18,681	20,186
Sugar futures and options	17,689	16,408	18,531	18,258	21,341
ICE WTI Crude futures and options	14,722	11,116	12,153	14,033	11,544
ICE ECX emission futures and options	14,251	11,889	11,778	9,978	7,478
Russell Index futures and options	9,653	7,949	7,931	8,623	7,834
Cotton futures and options	6,546	7,012	4,600	5,058	4,394
Other futures products and options	19,021	15,019	14,613	17,129	14,638
OTC:
North American natural gas	63,831	54,771	57,544	58,110	51,431
Credit default swaps	39,077	37,639	42,304	43,024	42,722
North American power	24,284	21,376	21,472	24,353	25,044
Global oil and other	12,688	9,025	8,152	7,553	7,267
Electronic trade confirmation services	1,912	1,907	2,035	2,048	1,979
Market data fees	29,420	27,608	27,528	27,186	26,853
Other	5,850	5,985	3,516	4,109	3,705

Total revenues	334,280	285,023	287,146	296,155	281,620

Operating expenses:
Compensation and benefits(2)	61,638	56,953	62,586	58,870	58,240
Professional services	7,805	7,757	8,262	8,029	8,549
Acquisition-related transaction costs(3)	3,437	934	7,019	1,498	545
Selling, general and administrative	24,671	27,456	25,982	21,549	22,257
Depreciation and amortization(1)	33,131	33,342	31,739	27,914	28,214

Total operating expenses	130,682	126,442	135,588	117,860	117,805

Operating income	203,598	158,581	151,558	178,295	163,815
Other expense, net(4)	7,494	8,231	4,317	22,479	7,080
Income tax expense	65,950	48,541	47,328	53,289	53,217

Net income	$130,154	$101,809	$99,913	$102,527	$103,518

Net income attributable to noncontrolling interest	(1,250)	(2,677)	(3,598)	(839)	(2,355)

Net income attributable to ICE	$128,904	$99,132	$96,315	$101,688	$101,163

(1)	We acquired CLE in July 2010 and the quarters subsequent to this date include the CLE’s financial results, including the amortization of the acquired intangible assets.
(2)	The increase in our compensation and benefits expenses for the three months ended March 31, 2011 is primarily related to the increase in our performance-based restricted stock accruals due to the above-target performance of our operating results for both the three months ended March 31, 2011 and for our updated projections for the year ended December 31, 2011. The financial results for the three months ended September 30, 2010 include $5.2 million in employee termination costs following our acquisition of CLE.

(3)	We incurred incremental direct acquisition-related transaction costs of $3.4 million for the three months ended March 31, 2011 primarily relating to the potential acquisition of NYSE Euronext. We incurred incremental direct acquisition-related transaction costs during the four quarters of 2010 relating to various completed and potential acquisitions, including the CLE acquisition that closed in July 2010.
(4)	The financial results for the three months ended June 30, 2010 include a loss of $15.1 million on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with strategic acquisitions or investments. As discussed above under “Acquisition Proposal”, if the potential transaction with NYSE Euronext is consummated, we expect to incur debt to pay our cash contribution of $1.65 billion. See “— Future Capital Requirements” below.

Consolidated cash and cash equivalents were $694.3 million and $621.8 million as of March 31, 2011 and December 31, 2010, respectively. We had $2.0 million in short-term investments as of December 31, 2010 and $223.1 million and $219.3 million in short-term and long-term restricted cash as of March 31, 2011 and December 31, 2010, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities of less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of March 31, 2011, the amount of unrestricted cash held by our non-U.S. subsidiaries was $402.8 million and is considered to be indefinitely reinvested overseas such that no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. If these funds are needed for our operations in the United States, any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries.

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

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$155,356	$101,560
Investing activities	(17,861)	(11,302)
Financing activities	(66,884)	(29,660)
Effect of exchange rate changes	1,854	(769)

Net increase in cash and cash equivalents	$72,465	$59,829

Operating Activities

Consolidated net cash provided by operating activities was $155.4 million and $101.6 million for the three months ended March 31, 2011 and 2010, respectively. Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $53.8 million increase in net cash provided by operating activities for the three months ended March 31, 2011 from the comparable period in 2010 is primarily due to the $16.4 million increase in the futures segment’s net income for the three months ended March 31, 2011 from the comparable period in 2010 and the $10.7 million increase in the global OTC segment’s net income for the three months ended March 31, 2011 from the comparable period in 2010.

Investing Activities

Consolidated net cash used in investing activities was $17.9 million and $11.3 million for the three months ended March 31, 2011 and 2010, respectively. Consolidated net cash used in investing activities for the three months ended March 31, 2011 and 2010 primarily relates to capitalized software development costs, capital expenditures, cash paid for acquisitions and changes in the restricted cash balances. We incurred capitalized software development costs of $7.7 million and $5.9 million for the three months ended March 31, 2011 and 2010, respectively, and we had capital expenditures of $4.8 million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses. We paid out cash for acquisitions, net of cash acquired, of $3.2 million for the three months ended March 31, 2011. We had a net increase in restricted cash of $2.8 million and $555,000 for the three months ended March 31, 2011 and 2010, respectively, with the 2011 increase primarily relating to cash that we were required to put in the ICE Trust clearing guaranty fund.

Financing Activities

Consolidated net cash used in financing activities was $66.9 million and $29.7 million for the three months ended March 31, 2011 and 2010, respectively. Consolidated net cash used in financing activities for the three months ended March 31, 2011 relates to $55.5 million in repayments under the credit facilities, $9.4 million in cash payments related to treasury shares received for restricted stock and stock option tax payments and $6.1 million in distributions of profits to the noncontrolling interest holders, partially offset by $2.5 million in proceeds from the exercise of common stock options and $1.7 million in excess tax benefits from stock-based compensation. Consolidated net cash used in financing activities for the three months ended March 31, 2010 primarily relates to $22.5 million in repayments under the credit facilities, $7.5 million in issuance costs for the new revolving credit facilities and $7.2 million in cash payments related to treasury shares received for restricted stock and stock option tax payments, partially offset by $7.0 million in proceeds from the exercise of common stock options.

Loan Agreements

We have aggregate $725.0 million three-year senior unsecured revolving credit facilities, or the Revolving Credit Facilities. The Revolving Credit Facilities consist of (i) an aggregate $575.0 million unsecured revolving U.S. dollar credit facility, pursuant to which we may borrow, repay and reborrow up to $575.0 million in U.S. dollars, and (ii) an aggregate $150.0 million unsecured revolving multicurrency credit facility, pursuant to which we may borrow, repay and reborrow up to the equivalent of $150.0 million in U.S. dollars, euros or pounds sterling, at our option. The Revolving Credit Facilities mature on March 31, 2013.

Of the amounts available under the Revolving Credit Facilities, (i) up to $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) up to $3.0 million of such amounts has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada. The remaining $422.0 million available under the Revolving Credit Facilities may be used by us for working capital and general corporate purposes.

As of March 31, 2011, we had an aggregate of $523.0 million outstanding under various term loans, of which $340.0 million is outstanding under a three-year senior unsecured term loan facility, or the Term Loan Facility, and $183.0 million in aggregate is outstanding under two additional term loan facilities. Amounts repaid under the term loan facilities may not be reborrowed. As of March 31, 2011, we have a LIBOR-rate loan with a stated interest rate of 2.3105% per annum related to the $340.0 million that is outstanding under the Term Loan Facility.

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

We have entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to the $183.0 million in outstanding debt under our original two term loan facilities as of March 31, 2011, which are effective through the maturity dates of our term loan facilities.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures and to capitalize software development costs ranging between $50.0 million and $55.0 million for the year ended December 31, 2011, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. We are obligated to contribute an aggregate of $100.0 million to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period and have already contributed $27.8 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of March 31, 2011. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $62.2 million, and if such profits are not sufficient to fund the remaining obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2012.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Trust, ICE Clear U.S. and ICE Clear Canada, we currently have $422.0 million available under the Revolving Credit Facilities for general corporate purposes. The Revolving Credit Facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to raise the necessary funds. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us. As discussed above under “Acquisition Proposal”, if the potential transaction with NYSE Euronext is consummated, we expect to incur debt to pay our cash contribution of $1.65 billion and issue shares of our common stock, which would be dilutive to our existing shareholders.

Non-GAAP Financial Measures

Below we provide adjusted net income attributable to ICE and adjusted earnings per share attributable to ICE common shareholders as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. We believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not part of our core business. These measures are not in accordance with, or an alternative to, U.S. generally accepted accounting principles, or GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.

When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe these adjusted measures provide greater transparency and a more complete understanding of factors affecting our business than GAAP measures alone. Our management uses these measures to evaluate operating performance and management decisions made during the reporting period by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted net income and adjusted earnings per share, to assess operating performance. We use adjusted net income attributable to ICE and adjusted earnings per share attributable to ICE common shareholders because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance.

During the three months ended March 31, 2011 and 2010, we recognized acquisition-related transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth, including transactions costs relating to the potential acquisition of NYSE Euronext that we incurred during the three months ended March 31, 2011. The tax effect of these items is calculated by applying specific legal entity and jurisdictional marginal tax rates. Adjusted net income attributable to ICE for the periods presented below is calculated by adding net income attributable to ICE and the acquisition-related transaction costs, which are not part of our core business, and its related income tax effect.

The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders as follows for the following periods (in thousands, except per share amounts):

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net income attributable to ICE	$128,904	$101,163
Add: Acquisition-related transaction costs	3,437	545
(Less): Income tax benefit effect related to the items above	(1,301)	(210)

Adjusted net income attributable to ICE	$131,040	$101,498

Earnings per share attributable to ICE common shareholders:
Basic	$1.76	$1.37

Diluted	$1.74	$1.36

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$1.78	$1.38

Adjusted diluted	$1.77	$1.36

Weighted average common shares outstanding:
Basic	73,433	73,676

Diluted	74,201	74,527

Contractual Obligations and Commercial Commitments

In the first quarter of 2011, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2010, or our 2010 Form 10-K.

Off-Balance Sheet Arrangements

We currently do not have any relationships to unconsolidated entities or financial partnerships that have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.

New and Recently Adopted Accounting Pronouncements

In the first quarter of 2011, there were no significant new or recently adopted accounting pronouncements that are applicable to us.

Critical Accounting Policies and Estimates

In the first quarter of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and indebtedness. As of March 31, 2011 and December 31, 2010, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash were $917.3 million and $843.1 million, respectively, of which $125.0 million and $98.2 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical 100 basis point decrease in long-term interest rates would decrease annual pre-tax earnings by $9.2 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of March 31, 2011, we had $523.0 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $5.2 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our outstanding debt are currently reset on a monthly, quarterly or semi-annual basis. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to $183.0 million of our outstanding debt, which are effective through the maturity dates of these term loan facilities. These contracts fix the interest rate at 4.26% on the $75.0 million term loan facility that is outstanding as of March 31, 2011, and at 4.36% on the $108.0 million term loan facility that is outstanding as of March 31, 2011. In return, we will receive the one-month LIBOR-rate plus 250 basis points. These swaps are designated as cash flow hedges.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through ICE Futures Europe, ICE Clear Europe and Creditex and all sales through ICE Futures Canada. We may experience gains or losses from foreign currency transactions in the future given that there are net assets or net liabilities and revenues and expenses of our U.S., U.K., European and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. Of our consolidated revenues, 7% and 9% were denominated in pounds sterling, euros or Canadian dollars for the three months ended March 31, 2011 and 2010, respectively. Of our consolidated operating expenses, 28% and 22% were denominated in pounds sterling or Canadian dollars for the three months ended March 31, 2011 and 2010, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $3.7 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $680,000 and ($696,000) for the three months ended March 31, 2011 and 2010, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. The average exchange rate of the pound sterling to the U.S. dollar increased from 1.5612 for the three months ended March 31, 2010 to 1.6018 for the three months ended March 31, 2011. The average exchange rate of the euro to the U.S. dollar decreased from 1.3842 for the three months ended March 31, 2010 to 1.3675 for the three months ended March 31, 2011.

We entered into foreign currency hedging transactions during the three months ended March 31, 2011 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 98% for the three months ended March 31, 2011.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K., European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of March 31, 2011 and December 31, 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $63.9 million and $41.8 million, respectively. The $22.1 million increase was primarily due to foreign currency translation adjustments relating to a portion of the CLE goodwill and other intangible assets that were allocated to our U.K. subsidiaries, due to an increase in the pound sterling to the U.S. dollar exchange rate from December 31, 2010 to March 31, 2011. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar increased from 1.5428 as of December 31, 2010 to 1.6081 as of March 31, 2011. The period-end foreign currency exchange rate for the euro to the U.S. dollar increased from 1.3291 as of December 31, 2010 to 1.4129 as of March 31, 2011. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.9999 as of December 31, 2010 to 1.0294 as of March 31, 2011.

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

Set forth below is a regulatory proceeding to which we are a party.

On April 28, 2011, ICE Clear Europe received notice from the European Commission (the “Commission”) that the Commission has initiated proceedings to investigate a possible competition law infringement by ICE Clear Europe and nine dealer banks (the “founding members”) with respect to ICE Clear Europe’s provision of CDS clearing services. Specifically, the Commission is investigating (i) whether the fee and profit sharing arrangements between ICE Clear Europe and the founding members in connection with the purchase by us of The Clearing Corporation from the founding members in 2009 create an improper incentive for the founding members to only use ICE Clear Europe for clearing CDS transactions and (ii) whether the discount arrangement used by ICE Clear Europe is an abuse of dominant position by giving an unfair advantage to the founding members and discriminating against other CDS dealers. These arrangements were put in place in connection with ICE Clear Europe’s launch of CDS clearing in the midst of the financial crisis and the profit sharing arrangements were part of the consideration we paid to the founding members and other owners of The Clearing Corporation in connection with our purchase of The Clearing Corporation. The Clearing Corporation assets and operations were and are used by us to facilitate our back-end clearing of CDS transactions in the U.S. ICE Clear Europe has voluntarily furnished information to the Commission as part of an initial assessment that began in October 2009. Prior to the notice on April 28, 2011, ICE Clear Europe had no contact from the Commission with respect to this matter since January 2010.

ICE Clear Europe intends to cooperate with the Commission’s investigation. Before the Commission reaches an infringement decision, if any, the Commission is required to issue a formal Statement of Objections detailing the specific alleged infringement and supporting evidence and must provide ICE Clear Europe the opportunity to rebut any allegations of wrongdoing. If the Commission then makes an infringement finding, ICE Clear Europe may be subject to a cease and desist order in respect of the fee and profit sharing arrangements and/or fines. However, it is too early in the proceedings to determine whether a finding of infringement will be made or the likely range of penalties, if any, if such finding is made by the Commission. The initiation of proceedings to investigate does not mean that the Commission has made a definitive finding of an infringement of competition law.

In addition to the matter discussed above, from time to time we are party to, or are involved through one of our operating subsidiaries in, litigation and regulatory proceedings that arise in the ordinary course of our business. We do not believe that we are party to any other pending or threatened litigation or regulatory proceedings that, individually or in the aggregate, would in the opinion of management, based on currently available information, have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2010 Form 10-K, as well as the additional risk factors set forth below in relation to our joint proposal with NASDAQ OMX Group, Inc. to acquire NYSE Euronext. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risk Factors Relating to our Offer to Acquire NYSE Euronext

We cannot predict whether our joint proposal with NASDAQ OMX to acquire NYSE Euronext will prevail and, if it does, what final terms may be agreed between the parties. Additionally, closing the acquisition as specified in our joint proposal is subject to conditions that we cannot control.

We have not yet had the opportunity to discuss the price and terms of our joint proposal with NYSE Euronext or its directors, and even if we and NASDAQ OMX are successful in negotiating a transaction with NYSE Euronext, the consummation of such transaction would remain subject to conditions that we cannot control, including the termination of the business combination agreement with Deutsche Börse, required regulatory approvals and the approval of the transaction by holders of a majority of the holders of shares of our common stock, NASDAQ OMX common stock and NYSE Euronext common stock.

We have already incurred legal and other transaction fees and costs in connection with our joint proposal and will incur additional fees and costs as we continue our pursuit of a transaction with NYSE Euronext, some of which will be payable by us regardless of whether our joint proposal prevails. In addition, the pursuit of an acquisition of NYSE Euronext may absorb the attention of our management that would otherwise be available for the ongoing conduct of our operations and the development of other opportunities that could have been beneficial to us.

In the event that our proposed acquisition of NYSE Euronext is successful, we will incur additional indebtedness.

If we are successful in consummating an acquisition of NYSE Euronext, we will need to incur additional indebtedness to finance the cash portion of the acquisition consideration. In connection with the proposed acquisition of NYSE Euronext, we have obtained committed financing in the amount of $1.65 billion from a group of lenders. We are incurring fees as a result of the execution of the commitment letters and such fees will increase over time and upon the closing of a transaction with NYSE Euronext.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

10.1	—	Amendment No. 2 to License Agreement for Index-Related Derivative Products between Frank-Russell Company and IntercontinentalExchange, Inc., dated as of March 14, 2011 (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on March 15, 2011, File No. 001-32671).*

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: May 4, 2011	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)