Form 10-Q
period 2011-06-30
INTERCONTINENTALEXCHANGE INC
filed 2011-08-03
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of July 27, 2011, the number of shares of the registrant’s Common Stock outstanding was 73,463,978 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2011

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$756,674	$621,792
Short-term restricted cash	70,720	75,113
Short-term investments	—	1,999
Customer accounts receivable, net of allowance for doubtful accounts of $2,239 and $1,857 at June 30, 2011 and December 31, 2010, respectively	165,758	114,456
Margin deposits and guaranty funds	26,890,055	22,712,281
Prepaid expenses and other current assets	48,347	50,137

Total current assets	27,931,554	23,575,778

Property and equipment, net	99,458	94,503

Other noncurrent assets:
Goodwill	1,938,854	1,916,055
Other intangible assets, net	899,717	890,818
Long-term restricted cash	146,495	144,174
Other noncurrent assets	24,795	20,931

Total other noncurrent assets	3,009,861	2,971,978

Total assets	$31,040,873	$26,642,259

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$82,086	$65,162
Accrued salaries and benefits	38,436	53,769
Current portion of licensing agreement	22,668	18,268
Current portion of long-term debt	267,250	252,750
Income taxes payable	26,767	6,307
Margin deposits and guaranty funds	26,890,055	22,712,281
Other current liabilities	45,773	18,847

Total current liabilities	27,373,035	23,127,384

Noncurrent liabilities:
Noncurrent deferred tax liability, net	265,217	268,249
Long-term debt	190,000	325,750
Noncurrent portion of licensing agreement	84,622	60,325
Other noncurrent liabilities	41,469	43,786

Total noncurrent liabilities	581,308	698,110

Total liabilities	27,954,343	23,825,494

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 78,863 and 78,449 shares issued at June 30, 2011 and December 31, 2010, respectively; 73,422 and 73,303 shares outstanding at June 30, 2011 and December 31, 2010, respectively	789	785
Treasury stock, at cost; 5,441 and 5,146 shares at June 30, 2011 and December 31, 2010, respectively	(489,145)	(453,822)
Additional paid-in capital	1,781,789	1,745,424
Retained earnings	1,697,692	1,447,423
Accumulated other comprehensive income	58,078	37,740

Total IntercontinentalExchange, Inc. shareholders’ equity	3,049,203	2,777,550
Noncontrolling interest in consolidated subsidiaries	37,327	39,215

Total equity	3,086,530	2,816,765

Total liabilities and equity	$31,040,873	$26,642,259

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Transaction and clearing fees, net	$587,550	$515,922	$288,540	$264,860
Market data fees	60,119	54,039	30,699	27,186
Other	11,829	7,814	5,979	4,109

Total revenues	659,498	577,775	325,218	296,155

Operating expenses:
Compensation and benefits	123,814	117,110	62,176	58,870
Professional services	16,227	16,578	8,422	8,029
Acquisition-related transaction costs	9,314	2,043	5,877	1,498
Selling, general and administrative	49,699	43,806	25,028	21,549
Depreciation and amortization	65,968	56,128	32,837	27,914

Total operating expenses	265,022	235,665	134,340	117,860

Operating income	394,476	342,110	190,878	178,295

Other income (expense):
Interest and investment income	1,834	1,066	846	340
Interest expense	(16,577)	(14,612)	(8,371)	(7,502)
Other expense, net	(561)	(16,013)	(285)	(15,317)

Total other expense, net	(15,304)	(29,559)	(7,810)	(22,479)

Income before income taxes	379,172	312,551	183,068	155,816
Income tax expense	124,646	106,506	58,696	53,289

Net income	$254,526	$206,045	$124,372	$102,527

Net income attributable to noncontrolling interest	(4,257)	(3,194)	(3,007)	(839)

Net income attributable to IntercontinentalExchange, Inc.	$250,269	$202,851	$121,365	$101,688

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$3.41	$2.75	$1.65	$1.37

Diluted	$3.37	$2.72	$1.64	$1.36

Weighted average common shares outstanding:
Basic	73,435	73,818	73,437	73,960

Diluted	74,169	74,645	74,138	74,763

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income from			Noncontrolling
	Common Stock		Treasury Stock		Additional Paid-in	Retained	Foreign Currency	Available- For-Sale	Cash Flow	Interest in Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2010	77,573	$776	(4,084)	$(349,646)	$1,674,919	$1,049,125	$29,258	$(484)	$(4,216)	$33,915	$2,433,647
Other comprehensive income	—	—	—	—	—	—	12,497	484	201	—	13,182
Exercise of common stock options	504	5	—	—	12,763	—	—	—	—	—	12,768
Repurchases of common stock	—	—	(938)	(90,395)	—	—	—	—	—	—	(90,395)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(13,807)	—	—	—	—	—	—	(13,807)
Stock-based compensation	—	—	—	—	51,730	—	—	—	—	—	51,730
Issuance of restricted stock	372	4	1	26	1,749	—	—	—	—	—	1,779
Tax benefits from stock option plans	—	—	—	—	6,892	—	—	—	—	—	6,892
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2,629)	—	—	—	—	(1,871)	(4,500)
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,404)	(1,404)
Other	—	—	—	—	—	—	—	—	—	(894)	(894)
Net income attributable to noncontrolling interest	—	—	—	—	—	(9,469)	—	—	—	9,469	—
Net income	—	—	—	—	—	407,767	—	—	—	—	407,767

Balance, December 31, 2010	78,449	785	(5,146)	(453,822)	1,745,424	1,447,423	41,755	—	(4,015)	39,215	2,816,765
Other comprehensive income	—	—	—	—	—	—	19,541	—	797	—	20,338
Exercise of common stock options	184	2	—	—	4,439	—	—	—	—	—	4,441
Repurchases of common stock	—	—	(212)	(25,048)	—	—	—	—	—	—	(25,048)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(83)	(10,280)	—	—	—	—	—	—	(10,280)
Stock-based compensation	—	—	—	—	28,310	—	—	—	—	—	28,310
Issuance of restricted stock	230	2		5	(7)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	3,623	—	—	—	—	—	3,623
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,145)	(6,145)
Net income attributable to noncontrolling interest	—	—	—	—	—	(4,257)	—	—	—	4,257	—
Net income	—	—	—	—	—	254,526	—	—	—	—	254,526

Balance, June 30, 2011	78,863	$789	(5,441)	$(489,145)	$1,781,789	$1,697,692	$61,296	$—	$(3,218)	$37,327	$3,086,530

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net income	$254,526	$206,045	$124,372	$102,527
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	19,541	(823)	(2,568)	(1,557)
Change in fair value of cash flow hedges, net of tax	797	(251)	372	208
Change in fair value of available-for-sale securities, net of tax	—	1,494	—	7,859

Comprehensive income	$274,864	$206,465	$122,176	$109,037

Comprehensive income attributable to noncontrolling interest	(4,257)	(3,194)	(3,007)	(839)

Comprehensive income attributable to IntercontinentalExchange, Inc.	$270,607	$203,271	$119,169	$108,198

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$254,526	$206,045

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,968	56,128
Amortization of debt issuance costs	3,124	2,867
Provision for doubtful accounts	290	(238)
Stock-based compensation	26,877	26,313
Loss on foreign currency option hedge relating to CLE acquisition	—	14,278
Deferred taxes	(10,575)	(12,163)
Excess tax benefits from stock-based compensation	(3,617)	(5,115)
Other	109	(2)
Changes in assets and liabilities:
Customer accounts receivable	(51,549)	(26,628)
Prepaid expenses and other current assets	(8,010)	(2,628)
Noncurrent assets	(952)	247
Income taxes payable	44,189	(3,396)
Accounts payable, accrued salaries and benefits, and other accrued liabilities	687	3,611

Total adjustments	66,541	53,274

Net cash provided by operating activities	321,067	259,319

Investing activities
Capital expenditures	(13,997)	(12,085)
Capitalized software development costs	(15,832)	(12,189)
Purchase of foreign currency option hedge relating to CLE acquisition	—	(15,080)
Cash paid for acquisitions, net of cash acquired	(3,200)	—
Purchase of cost and equity method investments	(3,646)	—
Proceeds from sales of available-for-sale investments	1,999	2,000
Purchases of available-for-sale investments	—	(1,999)
Decrease (increase) in restricted cash	3,070	(634,421)

Net cash used in investing activities	(31,606)	(673,774)

Financing activities
Proceeds from credit facilities	—	220,000
Issuance costs for credit facilities	—	(7,485)
Repayments of credit facilities	(121,250)	(48,000)
Excess tax benefits from stock-based compensation	3,617	5,115
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(10,280)	(7,980)
Repurchases of common stock	(25,048)	—
Distributions of profits to noncontrolling interest	(6,145)	—
Payments on capital lease obligations	—	(1,484)
Proceeds from exercise of common stock options	4,441	9,820

Net cash provided by (used in) financing activities	(154,665)	169,986

Effect of exchange rate changes on cash and cash equivalents	86	(888)

Net increase (decrease) in cash and cash equivalents	134,882	(245,357)
Cash and cash equivalents, beginning of period	621,792	552,465

Cash and cash equivalents, end of period	$756,674	$307,108

Supplemental cash flow disclosure
Cash paid for income taxes	$97,332	$119,475

Cash paid for interest	$8,106	$5,170

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the six months and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2011 (in thousands):

Goodwill balance at December 31, 2010	$1,916,055
Earn-out relating to prior acquisition	12,884
Foreign currency translation	19,260
Other activity	(9,345)

Goodwill balance at June 30, 2011	$1,938,854

The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2011 (in thousands):

Other intangible assets balance at December 31, 2010	$890,818
Russell licensing agreement amendment (Note 8)	34,367
Foreign currency translation	11,114
Other activity	1,990
Amortization of other intangible assets	(38,572)

Other intangible assets balance at June 30, 2011	$899,717

The earn-out adjustment to goodwill relates to additional stock consideration paid to the former owners of a business previously acquired by the Company based on certain market and financial targets that were met through June 30, 2011. This previous acquisition was originally accounted for under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As of June 30, 2011, there are no remaining potential earn-out payments relating to prior acquisitions. The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The other activity in the goodwill and other intangible assets balances primarily relates to the acquisition of Ballista Securities in February 2011 offset by adjustments to the purchase price and related goodwill and other intangible assets for acquisitions completed in 2010, primarily relating to tax adjustments due to rate changes. Ballista Securities is a registered broker-dealer that offers an electronic options platform for the execution of block-sized and complex multi-leg options transactions. The Company did not recognize any impairment losses on goodwill or other intangible assets during the six months or three months ended June 30, 2011 and 2010.

4.	Credit Facilities

As of June 30, 2011, the Company has aggregate $725.0 million three-year senior unsecured revolving credit facilities (the “Revolving Credit Facilities”) with Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The Revolving Credit Facilities consist of (i) an aggregate $575.0 million unsecured revolving U.S. dollar credit facility (the “Dollar Facility”), pursuant to which the Company may borrow, repay and reborrow up to $575.0 million in U.S. dollars, and (ii) an aggregate $150.0 million unsecured revolving multicurrency credit facility, pursuant to which the Company may borrow, repay and reborrow up to the equivalent of $150.0 million in U.S. dollars, euros or pounds sterling, at the option of the Company (the “Multicurrency Facility”). The Revolving Credit Facilities mature on March 31, 2013.

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

As of June 30, 2011, the Company had an aggregate of $457.3 million outstanding under various term loans, of which $310.0 million is outstanding under a three-year senior unsecured term loan facility (the “Term Loan Facility”) and $147.3 million in aggregate is outstanding under two additional term loan facilities. Amounts repaid under the term loan facilities may not be reborrowed. As of June 30, 2011, the Company has a LIBOR-rate loan with a stated interest rate of 2.255% per annum related to the $310.0 million that is outstanding under the Term Loan Facility.

The Company previously entered into interest rate swap contracts to reduce its exposure to interest rate volatility on the two additional outstanding term loan facilities. The interest rate swaps require the Company to pay a fixed interest rate of 4.26% per annum on one term loan facility, of which $56.3 million is outstanding as of June 30, 2011, and 4.36% per annum on the other term loan facility, of which $91.0 million is outstanding as of June 30, 2011. In return, the Company will receive the one-month LIBOR-rate plus 250 basis points. The interest rate swaps are effective through the maturity dates of the term loan facilities in 2012. These swaps are designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. Any portion of the hedges that is ineffective is recognized in earnings immediately. To date, the hedges have been perfectly effective. The amounts received under the variable component of the swaps fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense is equal to the fixed interest component. The fair value of the interest rate swaps as of June 30, 2011 is a liability of $1.2 million, or $768,000 net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the equity section as accumulated other comprehensive loss from cash flow hedges.

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

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $26.9 million and $26.3 million for the six months ended June 30, 2011 and 2010, respectively, and $13.2 million and $14.4 million for the three months ended June 30, 2011 and 2010, respectively.

The following is a summary of stock options for the six months ended June 30, 2011:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2010	1,275,792	$56.73
Granted	123,663	112.48
Exercised	(184,041)	24.13
Forfeited or expired	(1,742)	73.46

Outstanding at June 30, 2011	1,213,672	67.33

Details of stock options outstanding as of June 30, 2011 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,213,672	$67.33	5.9	$75,369
Exercisable	977,319	$59.74	5.2	$69,226

The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $18.4 million and $32.7 million, respectively, and was $11.1 million and $8.6 million during the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there were $11.9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years as the stock options vest.

The Company has historically granted stock options and restricted stock to its existing employees annually in December. However, stock option and restricted stock awards that would have been granted in December 2010 were instead awarded in January 2011 due to the Company’s decision to more closely align timing of annual equity and cash incentive awards with the annual performance review process. The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company used the Black-Scholes option pricing model weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees during the six months ended June 30, 2011:

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

In January 2011, the Company reserved a maximum of 417,390 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual performance as compared to performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2011. These restricted shares are subject to a market condition that will reduce the number of shares that are granted above the Target Performance Target if the Company’s 2011 total shareholder return (“TSR”) falls below the 2011 return of the S&P 500 Index. The TSR condition requires a reduction of the number of shares earned above Target by 10% if the TSR of the Company’s common stock during 2011 is below that of the S&P 500 Index by 10% or less and by 20% if the TSR on the Company’s common stock is below that of the S&P 500 Index by more than 10%. These shares vest over a three-year period. The compensation expense to be recognized under these performance-based restricted shares is expected to be $9.5 million if the Threshold Performance Target is met and 83,478 shares vest, $18.1 million if the Target Performance Target is met and 166,956 shares vest, $31.0 million if the Above Target Performance Target is met and 292,173 shares vest, and $43.8 million if the Maximum Performance Target is met and 417,390 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2011 actual performance as compared to the 2011 financial performance targets. As of June 30, 2011, the Company believes that it is probable that a performance level between Target and Above Target will be met for 2011. The Company has recorded non-cash compensation expense of $7.5 million for the six months ended June 30, 2011 and $3.7 million for the three months ended June 30, 2011 related to these shares. The remaining $16.8 million in estimated non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period.

The following is a summary of the nonvested restricted shares for the six months ended June 30, 2011:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2010	704,010	$99.53
Granted	691,746	113.23
Vested	(232,593)	104.26
Forfeited	(22,262)	108.91

Nonvested at June 30, 2011	1,140,901	106.69

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of June 30, 2011, there were $63.8 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.1 years as the restricted stock vests. These unrecognized compensation costs assume that a performance level between Target and Above Target, as discussed above, will be met on the performance-based restricted shares that were granted in January 2011. During the six months ended June 30, 2011 and 2010, the total fair value of restricted stock vested under all restricted stock plans was $28.2 million and $24.8 million, respectively.

6.	Income Taxes

The Company’s effective tax rate decreased to 33% for the six months ended June 30, 2011 from 34% for the six months ended June 30, 2010. The Company’s effective tax rate decreased to 32% for the three months ended June 30, 2011 from 34% for the three months ended June 30, 2010. The effective tax rates for the six and three months ended June 30, 2011 and 2010 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials and tax credits, which are partially offset by state taxes and non-deductible expenses. The decrease in the effective tax rates during the current year periods is primarily due to favorable foreign income tax rate differentials reflecting current estimates of the full year mix of income between U.S. and foreign jurisdictions.

The Company’s non-U.S. subsidiaries had $1.1 billion in cumulative undistributed earnings as of June 30, 2011. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in the consolidated financial statements. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries.

7.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for every futures and options contract traded through ICE Futures Canada. ICE Trust performs the clearing and settlement for North American CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for every futures and options contract traded through ICE Futures Europe, as well as for all of the Company’s cleared OTC energy contracts and for European CDS contracts submitted for clearing. TCC performs clearing and settlement services to its participants for trades in futures contracts, options contracts and OTC transactions executed on various exchanges and marketplaces. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Trust and TCC are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin”. The ICE Clearing Houses may make multiple intraday original margin calls in circumstances where market conditions require additional protection. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases throughout the day. Mark-to-market allows our clearing houses to identify quickly any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of their open positions.

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposits and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member. For ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash margin deposits, and for ICE Clear U.S., all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash variation margin deposits, is retained by the respective ICE Clearing House and is included in other revenues in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits, less costs incurred by the ICE Clearing Houses, is remitted by the respective ICE Clearing Houses to the clearing members. Pursuant to agreements, ICE Clear Europe pays energy clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and, prior to January 1, 2011, an additional 10 basis points for cash deposits made for original margin requirements. These additional amounts paid to the energy clearing members are recorded net against other revenues in the accompanying consolidated statements of income. Effective January 1, 2011, ICE Clear Europe no longer pays energy clearing members the additional 10 basis points for cash deposits made for original margin requirements.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that could lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $33 billion as of June 30, 2011, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was $1.6 trillion as of June 30, 2011. The Company performed calculations to determine the fair value of its counterparty performance guarantee as of June 30, 2011 taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated liability was determined to be nominal and no liability was recorded as of June 30, 2011.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and ongoing membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of June 30, 2011, the ICE Clearing Houses have received or have been pledged $44.7 billion in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, the Company has contributed $110.0 million and $27.8 million to the ICE Clear Europe and ICE Trust Guaranty Funds, respectively, as of June 30, 2011.

As of June 30, 2011, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Trust	TCC	Total
Original margin	$632,098	$13,445,619	$40,800	$6,364,415	$21,339	$20,504,271
Unsettled variation margin	37,700	—	—	—	108	37,808
Guaranty Fund	10,344	3,163,813	19,200	3,145,957	6,853	6,346,167
Performance collateral for delivery cash deposits	—	—	1,809	—	—	1,809

Total	$680,142	$16,609,432	$61,809	$9,510,372	$28,300	$26,890,055

The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Trust and TCC are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.

Of the $16.6 billion total cash deposits for ICE Clear Europe as of June 30, 2011, the majority of which are held in euros, $9.3 billion relates to futures and OTC energy products and $7.3 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for cleared futures and OTC energy products that is distinct from those associated with cleared OTC European CDS contracts and, as such, energy participants and CDS participants are not subject to the liabilities or obligations of one another in the event of a default.

As of June 30, 2011, ICE Trust held all of its cash deposits in the ICE Trust Federal Reserve account. Of the $16.6 billion of ICE Clear Europe cash deposits as of June 30, 2011, $16.1 billion represent funds invested under reverse repurchase agreements with several different counterparty banks, all of which are large, commercial financial institutions, through a third party custodian bank. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations (from the seven largest industrialized nations), and the various counterparties agree to purchase back the instruments on the set repurchase date at the set repurchase price, plus interest. In accordance with the ICE Clear Europe investment policy, maturities of these securities may not exceed one month and at least 50% of the investments must have a maturity of one business day. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, variation margin, and the Guaranty Fund made to the relevant ICE Clearing House, clearing members also pledge assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to the relevant ICE Clearing House to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts at the financial institutions and depositories where these assets are held in the event of a clearing member default. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. ICE Clear Europe pays energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe charges energy clearing members 5 basis points for non-cash deposits made for original margin requirements. ICE Clear Europe pays CDS clearing members all interest earned on their non-cash margin deposits and charges CDS clearing members 5 basis points for all non-cash deposits, including original margin and Guaranty Fund requirements. The amounts paid to the clearing members are recorded net against other revenues in the accompanying consolidated statements of income and in total were $612,000 and $4.8 million for the six months ended June 30, 2011 and 2010, respectively, and $273,000 and $2.2 million for the three months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, the non-cash assets pledged by the clearing members for ICE Clear U.S., ICE Clear Europe, ICE Clear Canada and TCC were $10.2 billion, $7.5 billion, $121.7 million and $52.1 million, respectively. As of June 30, 2011, there were only cash deposits and no other assets were pledged for ICE Trust.

8.	Russell Licensing Agreement

The Company has an exclusive licensing agreement (the “Licensing Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. These rights became exclusive in September 2008, and subject to achieving a specified trading volume for the various indexes, will remain exclusive throughout the remainder of the Licensing Agreement, which originally expired in June 2014.

In March 2011, the Company entered into an amendment to the Licensing Agreement that extended the term of the agreement through June 30, 2017 and also expanded the agreement to cover the exclusive listing of futures and options on futures contracts on certain of Russell’s benchmark international equity indexes. In connection with the amendment, the Company increased the Russell license-related intangible assets and liabilities by $34.4 million.

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of June 30, 2011 and December 31, 2010, the net assets related to the Licensing Agreement are $114.4 million and $90.7 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized on a straight-line basis over their revised contractual life. For the six months ended June 30, 2011 and 2010, amortization expense relating to the Licensing Agreement was $10.7 million and $13.0 million, respectively, and for the three months ended June 30, 2011 and 2010, amortization expense was $4.8 million and $6.5 million, respectively.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of June 30, 2011, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $22.7 million and $84.6 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the six months ended June 30, 2011 and 2010, interest expense relating to the Licensing Agreement was $3.0 million and $2.6 million, respectively, and for the three months ended June 30, 2011 and 2010, interest expense was $1.6 million and $1.3 million, respectively.

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

In general, the Company uses Level 1 and 2 inputs to determine fair value. The Level 1 inputs consist of U.S. Treasury securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The Level 2 inputs consist of interest rate swap contracts. The Company determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including forward interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010. The fair value of short-term and long-term debt approximates carrying value since the rates of interest on the debt adjust to market rates on a periodic basis. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities at fair value:
Interest rate swap contracts	$—	$1,237	$—	$1,237

Financial instruments measured at fair value on a recurring basis as of December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$1,999	$—	$—	$1,999

Liabilities at fair value:
Interest rate swap contracts	$—	$2,504	$—	$2,504

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2011 or December 31, 2010. The Company measures certain assets, such as intangible assets and cost method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the six and three months ended June 30, 2011, there were no assets that were required to be recorded at fair value since no impairment indicators were present. Equity method and cost method investments were $11.4 million as of June 30, 2011 and $7.8 million as of December 31, 2010.

10.	Acquisition-Related Transaction Costs

The Company incurred incremental direct acquisition-related transaction costs of $9.3 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively, and $5.9 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively. The costs incurred during the six and three months ended June 30, 2011 primarily related to the proposed acquisition of certain assets and liabilities of NYSE Euronext. The costs incurred during the six and three months ended June 30, 2010 primarily related to the acquisition of Climate Exchange plc that closed in July 2010. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions. Such amounts have been expensed in the accompanying consolidated statements of income as acquisition-related transaction costs.

On April 1, 2011, the Company and The NASDAQ OMX Group, Inc. (“NASDAQ OMX”) issued a joint proposal to the board of directors of NYSE Euronext to acquire all of the outstanding shares of NYSE Euronext (the “Proposal”). The Company and NASDAQ OMX had agreed that if the transactions contemplated by the Proposal were consummated, the Company would have acquired NYSE Euronext’s European derivatives businesses and certain other entities and assets of NYSE Euronext, together with their related liabilities, and that all remaining entities and assets of NYSE Euronext, together with their related liabilities, would have been retained by NASDAQ OMX. On May 16, 2011, the Company and NASDAQ OMX announced that following discussion with the Antitrust Division of the U.S. Department of Justice, they withdrew the Proposal to acquire NYSE Euronext. NYSE Euronext was at the time, and continues to be, a party to a definitive agreement to combine with Deutsche Börse AG.

11.	Segment Reporting

The Company’s principal business segments consist of its global OTC segment, its futures segment and its market data segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada and the respective clearing of the futures contracts that trade at each of these exchanges make up the futures segment. The operations of ICE Data make up the market data segment. The remaining companies and operations have been included in the global OTC segment as they primarily support the Company’s OTC business operations, which include energy swaps and credit derivatives markets. Intersegment revenues and transactions attributable to the performance of services are recorded based on transfer pricing standards and independent documentation. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. Financial data for the Company’s business segments are as follows (in thousands):

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Global OTC Segment	Futures Segment	Market Data Segment	Total	Global OTC Segment	Futures Segment	Market Data Segment	Total
Revenues from external customers	$311,514	$311,444	$36,540	$659,498	$291,623	$255,477	$30,675	$577,775
Intersegment revenues	37,508	16,739	16,727	70,974	28,679	15,363	16,519	60,561
Depreciation and amortization	40,146	25,786	36	65,968	37,423	18,626	79	56,128
Operating income	144,574	216,000	33,902	394,476	124,516	186,424	31,170	342,110

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Global OTC Segment	Futures Segment	Market Data Segment	Total	Global OTC Segment	Futures Segment	Market Data Segment	Total
Revenues from external customers	$154,552	$151,641	$19,025	$325,218	$149,743	$130,808	$15,604	$296,155
Intersegment revenues	19,358	8,910	8,290	36,558	15,778	7,679	8,188	31,645
Depreciation and amortization	20,409	12,413	15	32,837	18,642	9,233	39	27,914
Operating income.	72,622	100,826	17,430	190,878	66,591	96,119	15,585	178,295

Revenues from three clearing members of the futures segment comprised 16%, 15% and 13% of the Company’s futures revenues for the six months ended June 30, 2011 and 18%, 12% and 11% of the Company’s futures revenues for the six months ended June 30, 2010. Revenues from three clearing members of the futures segment comprised 15%, 15% and 13% of the Company’s futures revenues for the three months ended June 30, 2011 and 18%, 12% and 11% of the Company’s futures revenues for the three months ended June 30, 2010. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for any of the periods presented above.

For the six and three months ended June 30, 2010, certain segment amounts above have been reclassified to conform to the current periods’ segment financial statement presentation. The primary changes relate to adjustments to the depreciation and amortization expenses for the global OTC segment and the futures segment. All goodwill and other intangible assets from the Company’s acquisitions have historically been recorded in the global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. At the end of 2010, the Company reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. The Company also made these same adjustments for the prior periods.

12.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$250,269	$202,851	$121,365	$101,688

Weighted average common shares outstanding	73,435	73,818	73,437	73,960

Basic earnings per common share	$3.41	$2.75	$1.65	$1.37

Diluted:
Weighted average common shares outstanding	73,435	73,818	73,437	73,960

Effect of dilutive securities:
Stock options and restricted shares	734	827	701	803

Diluted weighted average common shares outstanding	74,169	74,645	74,138	74,763

Diluted earnings per common share	$3.37	$2.72	$1.64	$1.36

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the six months ended June 30, 2011 and 2010, 348,000 and 227,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

13.	Subsequent Events

The Company acquired 31.6 million shares, or approximately 12.4%, of the common stock of Cetip, S.A. (“Cetip”) for $514.1 million in cash on July 15, 2011, in line with the weighted average closing price of the Cetip stock over the preceding 90 days. The transaction consideration includes $304.1 million from the Company’s cash on hand and $210.0 million drawn from the Revolving Credit Facilities. After the acquisition, the Company is the single largest shareholder in Cetip. The Company will account for its investment in Cetip as an available-for-sale investment and the investment will be classified as a long-term investment in the Company’s balance sheet. Subject to a vote at the next general shareholders meeting, the Company intends to appoint a representative to Cetip’s board of directors. Cetip is a publicly traded company and is Brazil’s largest clearing house, as well as the leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives. Cetip offers registration, custody, trading and settlement to various customers, including banks, brokerage houses, securities dealers, leasing companies, insurance companies, investment funds and pension funds.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Financial Reform Act”). While many of the Financial Reform Act provisions have been delayed, certain provisions became effective on July 16, 2011. On that date, the Company’s U.S. Derivatives Clearing Organizations and Designated Contract Markets became subject to new core principles. As a result of these new principles, ICE Clear Europe, ICE Futures U.S., ICE Trust and TCC are now required to maintain financial resources with a value at least equal to the amount that would enable them to cover operating costs for a one-year period. The Company is in the process of evaluating the specific calculation guidelines and determining the types of financial resources that can be used to satisfy the requirement.

In addition, ICE Trust, which was previously regulated by the Federal Reserve and the New York State Banking Department as a limited liability trust company, became a CFTC regulated Derivatives Clearing Organization and SEC regulated securities clearing agency on July 16, 2011. To recognize that it will no longer be a limited liability trust company, ICE Trust was renamed ICE Clear Credit effective July 16, 2011. Effective July 16, 2011, ICE Clear Credit could no longer hold its cash deposits in the Federal Reserve account and these deposits were invested under reverse repurchase agreements with several different counterparties, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and the various counterparties agree to purchase back the instruments the following day at the set repurchase price, plus interest.

The Company has evaluated subsequent events and determined that other than the items discussed above, no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, in our Quarterly Report on Form 10-Q for the period ended March 31, 2011 and elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

Overview and Our Business Environment

We are a leading operator of futures exchanges, over-the-counter, or OTC, markets and derivatives clearing houses. We operate these global marketplaces for trading and clearing a broad array of energy, emissions and agricultural commodities, credit default swaps, or CDS, equity index and foreign exchange contracts. Currently, we are the only marketplace to offer an integrated electronic platform for trading of products in both the futures and OTC markets, together with post-trade processing and clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. We operate our OTC energy markets directly through IntercontinentalExchange as an Exempt Commercial

Market under the Commodity Exchange Act and our CDS markets through Creditex, our wholly-owned brokerage business. Contracts listed by ICE Futures Europe, as well as our cleared OTC energy swap contracts clear through ICE Clear Europe. ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We clear North American and European CDS contracts submitted by a variety of trade execution venues, including Creditex, through ICE Trust and ICE Clear Europe, respectively.

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

We operate our markets primarily on our electronic platforms. In addition, we offer ICE Futures U.S.’s options markets on both our electronic platform and our New York-based trading floor. We also operate brokerage desks for CDS and certain of our energy options businesses. Participation in our markets has continued to increase as participants continue to employ the use of more financial instruments and more sophisticated risk management strategies to manage their price exposure.

In April 2011, we entered into a partnership to launch BRIX, a Brazilian marketplace for electric power. BRIX uses our electronic platform for trading. BRIX launched its Brazilian power markets in July 2011 and all trades are registered with the Camara de Comercializacao de Energia Eletrica, the required Brazilian registry for energy trades. We are a minority owner of BRIX together with a group of Brazilian partners with industrial, energy and regulatory backgrounds.

We acquired 31.6 million shares, or approximately 12.4%, of the common stock of Cetip, S.A., or Cetip, for $514.1 million in cash on July 15, 2011, in line with the weighted average closing price of the Cetip stock over the preceding 90 days. The transaction consideration includes $304.1 million from our cash on hand and $210.0 million drawn from our revolving credit facilities. After the acquisition, we are the single largest shareholder in Cetip. We will account for our investment in Cetip as an available-for-sale investment and the investment will be classified as a long-term investment in our balance sheet. Subject to a vote at the next general shareholders meeting, we intend to appoint a representative to Cetip’s board of directors. Cetip is a publicly traded company and is Brazil’s largest clearing house, as well as the leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives. Cetip offers registration, custody, trading and settlement to various customers, including banks, brokerage houses, securities dealers, leasing companies, insurance companies, investment funds and pension funds.

Regulatory Update

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Financial Reform Act. The Financial Reform Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. While the Financial Reform Act technically became effective on July 16, 2011, many provisions of the law require the Commodity Futures Trading Commission, or CFTC, and the Securities and Exchange Commission, or SEC, to issue final rules before implementation of the law. While the CFTC and SEC have been proposing rules to implement the Financial Reform Act since August 2010, most of the final rules are still pending. On June 15, 2011, the SEC issued an order delaying the security-based provisions of the Financial Reform Act until it releases a detailed plan to implement the legislation. On July 14, 2011, the CFTC issued a similar order delaying most provisions of the Financial Reform Act for up to six months, or until the CFTC passes final rules to implement the legislation.

While most of the Financial Reform Act is delayed, certain provisions did become effective. Our U.S. Derivatives Clearing Organizations and Designated Contract Markets are now subject to new core principles. These core principles do not substantially change the way we operate these businesses. In addition, our credit default swap clearinghouse, ICE Trust, which was previously regulated by the Federal Reserve and the New York State Banking Department as a limited liability trust company, became a CFTC regulated Derivatives Clearing Organization and SEC regulated securities clearing agency on July 16, 2011. To recognize that it will no longer be a limited liability trust company, ICE Trust was renamed ICE Clear Credit effective July 16, 2011. This change in regulatory status will not substantially alter the way we clear credit default swaps, though membership requirements were lowered and we added 11 futures commission merchants as members upon the conversion.

For additional information regarding the Financial Reform Act and other regulations affecting our business, please see the regulation and risk factor discussions in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 9, 2011.

Technology Update

In 2009, ICE Clear Europe began a project to migrate from its outsourced clearing technology to internally developed clearing technology and related software, called the “ICE Clearing Systems”. The outsourced clearing technology, which is used to clear our futures and OTC energy contracts, is called the Trade Registration System and Clearing Processing System, or TRS/CPS, and is supplied under a licensing agreement with NYSE Euronext Technologies. The ICE Clearing Systems encompass a number of integrated systems, most importantly the Post-Trade Management System, or PTMS, and the Extensible Clearing System, or ECS. The ICE Clearing Systems are already used extensively within ICE Clear U.S. and significant development work has already been undertaken to ensure that all of the required functionality needed for ICE Clear Europe’s energy business will be available. The benefits of the transition to the ICE Clearing Systems include modernizing the clearing technology standards to allow our clearing houses to benefit from technology enhancements and to increase our ability to introduce new products, markets and services.

Given the scale of the undertaking, the approach to managing risk has been to separate the implementation into three phases. The first phase, which was successfully implemented in January 2010, was to introduce a new standardized set of end of day reconciliation reports. The purpose of this phase was to migrate the end of day trade and position reconciliation processes undertaken by clearing members from data provided by TRS/CPS to data provided by the ICE Clearing System. The second phase, which was successfully implemented in November 2010, was the migration of end of day calculation of initial margin from the TRS/CPS platform to the ICE Clearing System. The completion of the second phase of the migration has enabled introduction of additional margining features and enhanced clearing member reporting. The final phase of the migration, which is currently underway, represents the most significant phase and concludes with the complete removal of TRS/CPS from the ICE Clear Europe clearing environment. This final step delivers complete decommissioning of the TRS/CPS platform with post-trade registration and administration and position-keeping being migrated to the ICE Clearing Systems.

In this final phase, clearing members will migrate their systems, which are primarily supplied by third party vendors, from existing TRS/CPS application programming interfaces, or APIs, to the FIXML API implemented by the ICE Clearing System. The risks associated with this final phase are being managed through several strategies including: (i) separation of the final phase into two stages in order to further compartmentalize and manage risk; (ii) stringent performance and conformance testing for vendor and clearing member systems and operational processes; (iii) extensive training of clearing member staff; and (iv) extensive internal audit oversight. The first stage of the final phase, the pre-transition stage, was successfully implemented in April 2011 with the deployment of the ICE Clearing System in its entirety within ICE Clear Europe for a limited set of new products. The second and final stage, the product transition stage, which is estimated to begin in September 2011, will involve a product-by-product migration of existing energy contracts from TRS/CPS to the ICE Clearing Systems. The second stage is expected to be completed by the end of 2011. As a further mitigation strategy, ICE Clear Europe will commence the product transition gradually, only transitioning the higher volume contracts later in the process. During this stage, ICE Clear Europe will conduct transition rehearsals with market participants to ensure that the process and reconciliations it is implementing to support this transition are exercised prior to migration.

Acquisition Proposal

On April 1, 2011, we and The NASDAQ OMX Group, Inc., or NASDAQ OMX, issued a joint proposal to the board of directors of NYSE Euronext to acquire all of the outstanding shares of NYSE Euronext, or the Proposal. We and NASDAQ OMX agreed that if the transactions contemplated by the Proposal were consummated, we would have acquired NYSE Euronext’s European derivatives businesses and certain other entities and assets of NYSE Euronext, together with their related liabilities, and that all remaining entities and assets of NYSE Euronext, together with their related liabilities, would have been retained by NASDAQ OMX. On May 16, 2011, we and NASDAQ OMX announced that following discussion with the Antitrust Division of the U.S. Department of Justice, we jointly withdrew the Proposal to acquire NYSE Euronext. NYSE Euronext was at the time, and continues to be, a party to a definitive agreement to combine with Deutsche Börse AG.

Variability in Quarterly Comparisons

In addition to general economic conditions and conditions in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, the number of trading days in a period and seasonality. Further, we periodically make adjustments to our contract specifications and are currently making changes, or considering changes, to our ICE Gasoil futures contract among other contracts. The changes to our contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying commodity and may result in fluctuations in trading volume.These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

Consolidated Financial Highlights

The following summarizes significant changes in our consolidated financial performance for the periods presented (dollars in thousands, except per share amounts):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Total revenues	$659,498	$577,775	14%	$325,218	$296,155	10%
Total operating expenses	$265,022	$235,665	12%	$134,340	$117,860	14%
Operating income	$394,476	$342,110	15%	$190,878	$178,295	7%
Operating margin	60%	59%	1 bps	59%	60%	(1 bps )
Total other expense, net	$15,304	$29,559	(48%)	$7,810	$22,479	(65%)
Income tax expense	$124,646	$106,506	17%	$58,696	$53,289	10%
Effective tax rate	33%	34%	(1 bps )	32%	34%	(2 bps )
Net income attributable to ICE	$250,269	$202,851	23%	$121,365	$101,688	19%
Diluted earnings per share attributable to ICE common shareholders	$3.37	$2.72	24%	$1.64	$1.36	21%
Cash flows from operating activities	$321,067	$259,319	24%

•

Consolidated revenue growth was primarily due to higher trading volume in the ICE Brent Crude and ICE Gasoil futures and options contracts, the OTC North American natural gas contracts and the OTC global oil contracts and due to increases in the ICE ECX emission futures and option revenues. These increases were partially offset by a decline in CDS revenues.

•	Consolidated operating expenses increased from the comparable periods in 2010 primarily due to the following:

•

$9.8 million and $4.9 million for the six and three months ended June 30, 2011, respectively, primarily related to additional amortization expenses recorded on the intangible assets associated with our acquisition of Climate Exchange plc, or CLE, in July 2010.

•

$7.3 million and $4.4 million for the six and three months ended June 30, 2011, respectively, primarily related to the acquisition-related transactions costs incurred for the potential acquisition of NYSE Euronext.

•

$6.7 million and $3.3 million for the six and three months ended June 30, 2011, respectively, primarily related to an increase in our compensation and benefits expenses resulting from an increase in our employee headcount.

•

$5.9 million and $3.5 million for the six and three months ended June 30, 2011, respectively, primarily related to increased selling, general and administrative expenses from costs incurred at CLE following our acquisition and an increase in our technology hosting expenses and hardware and software support expenses which resulted from the growth of our business.

•

Consolidated other expense, net decreased from the comparable periods in 2010 primarily due to the $14.3 million loss on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE that we incurred during the six and three months ended June 30, 2010.

•

Excluding our acquisition-related transaction costs, net of taxes, consolidated net income attributable to ICE for the six and three months ended June 30, 2011 would have been $256.1 million and $125.1 million, respectively. See “-Non-GAAP Financial Measures” below.

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

Our Futures Segment

The following table presents selected statement of income data for our futures segment (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures and options	$95,155	$73,216	30%	$46,593	$38,012	23%
ICE Gasoil futures and options	49,009	38,867	26	22,235	18,681	19
Sugar futures and options	38,112	39,599	(4)	20,423	18,258	12
ICE ECX emission futures and options	29,300	17,456	68	15,049	9,978	51
ICE WTI Crude futures and options	25,417	25,577	(1)	10,695	14,033	(24)
Russell Index futures and options	19,131	16,457	16	9,478	8,623	10
Cotton futures and options	12,182	9,452	29	5,636	5,058	11
Other futures products and options	37,835	31,767	19	18,814	17,129	10

Total transaction and clearing fees, net	306,141	252,391	21	148,923	129,772	15

Intersegment fees	16,739	15,363	9	8,910	7,679	16

Other	5,303	3,086	72	2,718	1,036	162

Total revenues	328,183	270,840	21	160,551	138,487	16

Operating expenses:
Intersegment expenses	35,569	27,110	31	18,475	14,933	24
Other operating expenses	76,614	57,306	34	41,250	27,435	50

Total operating expenses	112,183	84,416	33	59,725	42,368	41

Operating income	$216,000	$186,424	16%	$100,826	$96,119	5%

Our futures segment’s transaction and clearing fees increased from the comparable periods in 2010 primarily due to increases in the trading volumes in the ICE Brent Crude and ICE Gasoil futures and options contracts. Volume in the Brent crude and Gasoil markets increased from the prior year periods due to several factors, including increased trading activity stimulated by the wide differential between Brent and WTI crude prices as a result of physical supplies, political unrest in the Middle East and the impact on global commodity markets of the Japanese earthquake. Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinationals, to price their crude oil production. We believe that market participants are increasingly relying on the Brent contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 50% and 51% market share of the global oil futures contracts trading for the six and three months ended June 30, 2011, respectively, compared to a 47% and 45% market share during the six and three months ended June 30, 2010, respectively. Volume in our Gasoil contract also increased due to its role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market.

Revenues in our ICE ECX emission futures and options contracts increased from the prior year periods primarily due to our recognition of 100% of the revenues from the ICE ECX emission contracts during the six and three months ended June 30, 2011, following our acquisition of CLE in July 2010. During the comparable periods in 2010 prior to our acquisition, we only recognized a portion of the total ICE ECX emission futures and option revenues under our prior licensing agreement with CLE.

The increase in other futures products and options revenues from the comparable periods in 2010 is primarily due to increased trading volumes in our canola, cocoa and U.S. Dollar Index futures and option contracts.

Our futures segment’s transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $97.7 million and $82.0 million for the six months ended June 30, 2011 and 2010, respectively, and $47.3 million and $45.6 million for the three months ended June 30, 2011 and 2010, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate.

The increase in other revenues is primarily due to a reduction in the net interest paid to clearing members for their futures cash margin deposits at ICE Clear Europe for the six and three months ended June 30, 2011 compared to the same periods in 2010, which is recorded as a reduction to other revenues. Effective January 1, 2011, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits. This also applies to our global OTC segment relating to OTC cleared energy cash margin deposits at ICE Clear Europe.

The increased intersegment fees being charged from our global OTC segment to our futures segment for the six and three months ended June 30, 2011 primarily relates to increased expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic trading and clearing and due to the increased trading volume of the futures segment during the six and three months ended June 30, 2011.

For the six and three months ended June 30, 2010, certain segment amounts above, and in our global OTC segment, have been reclassified to conform to our current periods segment financial statement presentation. The primary changes relate to adjustments to our depreciation and amortization expenses. All goodwill and other intangible assets from our acquisitions have historically been recorded in our global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. At the end of 2010, we reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. We also made these same adjustments for the prior periods.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Number of futures and options contracts traded:
ICE Brent Crude futures and options	66,211	50,721	31%	33,058	26,234	26%
ICE Gasoil futures and options	32,459	25,475	27	14,689	12,426	18
ICE WTI Crude futures and options	29,347	26,929	9	12,444	15,371	(19)
Russell Index futures and options	19,071	21,032	(9)	9,991	12,255	(18)
Sugar futures and options	18,018	19,633	(8)	8,968	8,956	—
Cotton futures and options	4,881	3,781	29	2,199	1,964	12
ICE ECX emission futures and options	3,335	3,367	(1)	1,681	2,015	(17)
Other futures and options	17,976	15,436	16	9,308	8,501	9

Total	191,298	166,374	15%	92,338	87,722	5%

Futures average daily volume	1,530	1,342	14%	1,466	1,392	5%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of June 30,
	2011	2010	Change
Open interest – futures and options contracts:
ICE Brent Crude futures and options	796	747	7%
ICE Gasoil futures and options	608	630	(3)
ICE WTI Crude futures and options	461	483	(5)
Russell Index futures and options	453	415	9
Sugar futures and options	1,147	1,134	1
Cotton futures and options	377	309	22
ICE ECX emission futures and options	1,067	947	13
Coffee futures and options	300	387	(22)
Cocoa futures and options	242	158	53
Other futures and options	1,432	613	134

Total	6,883	5,823	18%

The following table presents key futures transaction volume information, as well as other selected futures operating information (dollars in thousands, except rate per contact amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Futures average daily trading and clearing revenues:
U.K. futures average daily exchange and clearing revenues	$1,684	$1,334	26%	$1,584	$1,369	16%
U.S. and Canadian futures average daily exchange and clearing revenues	765	702	9	780	691	13

Total futures average daily trading and clearing revenues	$2,449	$2,036	20%	$2,364	$2,060	15%

Futures rate per contract:
Energy futures and options rate per contract	$1.56	$1.51	3%	$1.57	$1.49	5%
Agricultural commodity futures and options rate per contract	$2.26	$2.16	5%	$2.38	$2.19	8%
Financial futures and options rate per contract	$1.01	$0.80	27%	$0.96	$0.71	36%

Our Global OTC Segment

The following table presents selected statement of income data for our global OTC segment (dollars in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas	$124,958	$109,541	14%	$61,127	$58,110	5%
Credit default swaps	80,149	85,746	(7)	41,072	43,024	(5)
North American power	46,790	49,397	(5)	22,506	24,353	(8)
Global oil and other	25,690	14,820	73	13,002	7,553	72
Electronic trade confirmation	3,822	4,027	(5)	1,910	2,048	(7)

Total transaction and clearing fees, net	281,409	263,531	7	139,617	135,088	3

Intersegment fees	37,508	28,679	31	19,358	15,778	23

Market data fees	23,592	23,394	1	11,679	11,594	1

Other	6,513	4,698	39	3,256	3,061	6

Total revenues	349,022	320,302	9	173,910	165,521	5

Operating expenses:
Intersegment expenses	17,736	18,099	(2)	8,787	8,978	(2)
Other operating expenses	186,712	177,687	5	92,501	89,952	3

Total operating expenses	204,448	195,786	4	101,288	98,930	2

Operating income	$144,574	$124,516	16%	$72,622	$66,591	9%

Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction and clearing fees paid by participants for each trade that they execute or clear based on the underlying commodity volume. Our global OTC segment includes costs associated with our trading and clearing platforms as well as corporate overhead costs. The market data fees above relate to view only data access to our OTC markets.

Our global OTC segment’s transaction and clearing fees increased from the comparable periods in 2010 primarily due to increases in the trading volumes in the North American natural gas contracts and the global oil contracts. Contract volume in our North American natural gas markets increased 29% to 157.8 million contracts traded during the six months ended June 30, 2011 from 122.5 million contracts traded during the six months ended June 30, 2010 and increased 21% to 78.8 million contracts trading during the three months ended June 30, 2011 from 65.0 million contracts trading during the three months ended June 30, 2010. Volume in our North American natural gas markets increased due to improved economic conditions, the introduction of new products and increased natural gas options volume.

Volume in our global oil markets increased 41% to 4.0 million contracts during the six months ended June 30, 2011 from 2.9 million contracts during the comparable period in 2010 and increased 38% to 2.0 million contracts during the three months ended June 30, 2011 from 1.5 million contracts during the comparable period in 2010. These increases were primarily due to the successful launch of new cleared global oil contracts throughout 2010 and into the first six months of 2011.

CDS revenues decreased due to a $8.5 million reduction in CDS trade execution revenues at Creditex during the six months ended June 30, 2011 from the comparable period in 2010 and due to a $3.1 million reduction during the three months ended June 30, 2011 from the comparable period in 2010. Trading volumes in the CDS market declined year-over-year impacting Creditex revenue performance for the six and three months ended June 30, 2011. Diminished CDS trading by dealer clients, reduced perceptions of credit risk and significant regulatory uncertainty all contributed to lower revenues. The decline in CDS trading revenues was partially offset by an increase in CDS clearing revenues. CDS clearing revenues at ICE Trust and ICE Clear Europe increased from $27.3 million during the six months ended June 30, 2010 to $30.3 million during the six months ended June 30, 2011 and increased from $15.8 million during the three months ended June 30, 2010 to $17.0 million during the three months ended June 30, 2011.

During the six months ended June 30, 2011 and 2010, ICE Trust cleared $2.8 trillion and $2.9 trillion, respectively, of CDS notional value, and ICE Trust cleared $1.6 trillion of notional value during both the three months ended June 30, 2011 and 2010. During the six months ended June 30, 2011 and 2010, ICE Clear Europe cleared $2.0 trillion and $2.4 trillion, respectively, of CDS notional value, and during the three months ended June 30, 2011 and 2010, ICE Clear Europe cleared $1.2 trillion and $1.3 trillion, respectively, of CDS notional value.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $44.0 million and $23.4 million for the six months ended June 30, 2011 and 2010, respectively, and $22.5 million and $12.3 million for the three months ended June 30, 2011 and 2010, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the period.

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS traded in our OTC markets:

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Total Volume/Notional Value - OTC:
North American natural gas (in million British thermal units, or MMBtu)	394,557	306,303	29%	196,962	162,391	21%
North American power (in million megawatt hours)	3,284	3,532	(7)	1,585	1,742	(9)
Global oil (in equivalent million barrels of oil)	8,705	5,557	57	4,231	3,011	41
Credit default swaps (notional value in billions of dollars)	$952	$1,257	(24)	$431	$593	(27)

The following table presents the number of contracts traded in our OTC energy markets (in thousands, expect for percentages):

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Number of OTC energy contracts traded:
North American natural gas	157,814	122,528	29%	78,785	64,963	21%
North American power(1)	32,514	35,808	(9)	17,535	17,683	(1)
Global oil and other(1)	4,706	3,238	45	2,404	1,660	45

Total	195,034	161,574	21%	98,724	84,306	17%

OTC energy average daily volume	1,560	1,303	20%	1,567	1,338	17%

(1)	The North American power and global oil and other contract volumes in the table above have been adjusted to reflect the unit volume in which fees are charged to our customers. The contract volumes we previously disclosed for the six and three months ended June 30, 2010 were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

As of June 30, 2011, open interest of $1.5 trillion in notional value of CDS were held at ICE Trust and ICE Clear Europe, compared to $874.3 billion as of June 30, 2010. The following table presents quarter-end open interest for our cleared OTC energy contracts (in thousands, except for percentages):

	As of June 30,		Change
	2011	2010
Open interest – cleared OTC energy contracts:
North American natural gas	19,710	11,632	69%
North American power(1)	21,691	20,435	6
Global oil and other	1,500	1,111	35

Total	42,901	33,178	29%

(1)	The North American power contract volumes in the table above have been adjusted to reflect the unit volume in which fees are charged to our customers. The contract volumes we previously disclosed as of June 30, 2010 were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

The following table presents the OTC average daily trading and clearing revenues (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Bilateral OTC energy average daily commission revenues	$106	$100	6%	$105	$102	3%
Cleared OTC energy average daily commission and clearing revenues	1,474	1,301	13	1,429	1,327	8

Total OTC energy average daily commission and clearing revenues	1,580	1,401	13	1,534	1,429	7

Global CDS OTC average daily commission and clearing revenues	641	691	(7)	652	683	(5)

Total OTC average daily trading and clearing revenues	$2,221	$2,092	6%	$2,186	$2,112	4%

Our Market Data Segment

The following table presents selected statement of income data for our market data segment (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Revenues:
Market data fees	$36,527	$30,645	19%	$19,020	$15,592	22%
Intersegment fees	16,727	16,519	1	8,290	8,188	1
Other	13	30	(57)	5	12	(58)

Total revenues	53,267	47,194	13	27,315	23,792	15

Operating expenses:
Intersegment expenses	17,669	15,352	15	9,296	7,734	20
Other operating expenses	1,696	672	152	589	473	25

Total operating expenses	19,365	16,024	21	9,885	8,207	20

Operating income	$33,902	$31,170	9%	$17,430	$15,585	12%

We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the six months ended June 30, 2011 and 2010, we recognized $27.5 million and $23.6 million, respectively, in terminal and license fees from data vendors in our market data segment, and $14.5 million and $12.0 million, respectively, during the three months ended June 30, 2011 and 2010. We also earn subscription fee revenues from direct access services, OTC daily indexes, futures terminal fees and OTC and futures end of day reports. In addition, we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Compensation and benefits	$123,814	$117,110	6%	$62,176	$58,870	6%
Professional services	16,227	16,578	(2)	8,422	8,029	5
Acquisition-related transaction costs	9,314	2,043	n.m.	5,877	1,498	n.m.
Selling, general and administrative	49,699	43,806	13	25,028	21,549	16
Depreciation and amortization	65,968	56,128	18	32,837	27,914	18

Total operating expenses	$265,022	$235,665	12%	$134,340	$117,860	14%

n.m. stands for not meaningful.

Consolidated compensation and benefits expenses increased from the comparable periods in 2010 primarily due to an increase in our employee headcount, partially offset by a decrease in our bonus accruals relating to the Creditex business that are tied to our financial performance over the comparable periods in 2010. Our employee headcount increased 12% from 866 employees as of June 30, 2010 to 972 employees as of June 30, 2011, primarily due to hiring for clearing, technology and compliance operations and due to our acquisitions over the last year.

Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $26.9 million and $26.3 million for the six months ended June 30, 2011 and 2010, respectively, and $13.2 million and $14.4 million for the three months ended June 30, 2011 and 2010, respectively.

Consolidated acquisition-related transaction costs increased from the comparable periods in 2010 primarily due to the costs incurred during 2011 relating to the potential acquisition of NYSE Euronext, as compared to costs incurred during 2010 primarily relating to our acquisition of CLE that closed on July 8, 2010. These costs primarily relate to investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions.

Consolidated selling, general and administrative expenses increased from the comparable periods in 2010 primarily due to costs at CLE following our acquisition in July 2010 and an increase in our technology hosting expenses and hardware and software support expenses which resulted from the growth of our business.

Consolidated depreciation and amortization expenses increased from the comparable periods in 2010 primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010 and, to a lesser extent, due to additional depreciation expenses recorded on fixed asset additions during the second half 2010 and during the six months ended June 30, 2011. We recorded amortization expenses on the intangible assets acquired as part of our acquisitions and on the Russell licensing agreement intangible assets of $38.6 million and $31.5 million for the six months ended June 30, 2011 and 2010, respectively, and $18.8 million and $15.6 million for the three months ended June 30, 2011 and 2010, respectively. We recorded depreciation expenses on our fixed assets of $27.4 million and $24.7 million for the six months ended June 30, 2011 and 2010, respectively, and $14.0 million and $12.4 million for the three months ended June 30, 2011 and 2010, respectively.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Other income (expense)
Interest and investment income	$1,834	$1,066	72%	$846	$340	149%
Interest expense	(16,577)	(14,612)	13	(8,371)	(7,502)	12
Other expense, net	(561)	(16,013)	n.m.	(285)	(15,317)	n.m.

Total other expense, net	($15,304)	($29,559)	(48%)	($7,810)	($22,479)	(65%)

Net income attributable to noncontrolling interest	($4,257)	($3,194)	33%	($3,007)	($839)	258%

n.m. stands for not meaningful.

The increases in consolidated interest expense are primarily due to an increase in the overall amount of the debt outstanding during the periods in 2011 due to the issuance of the $400.0 million three-year senior unsecured term loan facility in August 2010. These increases in interest expense were partially offset by a reduction in the outstanding principal amounts, and resulting interest payments, on the original two term loans and the new term loan facility during the current periods compared to the prior year periods due to scheduled repayments over the last year.

The decreases in consolidated other expense, net are primarily related to the $14.3 million loss on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE that we incurred during the six and three months ended June 30, 2010.

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates primarily to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest as of June 30, 2011. Included in the results for the six and three months ended June 30, 2010 is a $2.1 million decrease to net income attributable to noncontrolling interest as a result of modifications to the agreements with the minority partners that occurred during the second quarter of 2010.

Income Tax Provision

Consolidated income tax expense increased $18.1 million to $124.6 million for the six months ended June 30, 2011 from $106.5 million for the comparable period in 2010, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 33% for the six months ended June 30, 2011 from 34% for the comparable period in 2010. Consolidated income tax expense increased $5.4 million to $58.7 million for the three months ended June 30, 2011 from $53.3 million for the comparable period in 2010, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 32% for the three months ended June 30, 2011 from 34% for the comparable period in 2010, primarily due to favorable foreign income tax rate differentials reflecting current estimates of the full year mix of income between U.S. and foreign jurisdictions.

Quarterly Results of Operations

We believe the following quarterly unaudited consolidated statements of income data has been prepared on substantially the same basis as our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our consolidated results of operations for the quarters presented. The historical results for any quarter do not necessarily indicate the results expected for any future period. The following table sets forth quarterly consolidated statements of income data (in thousands):

	Three Months Ended,
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures and options	$46,593	$48,562	$36,602	$35,460	$38,012
ICE Gasoil futures and options	22,235	26,774	20,717	19,529	18,681
Sugar futures and options	20,423	17,689	16,408	18,531	18,258
ICE ECX emission futures and options	15,049	14,251	11,889	11,778	9,978
ICE WTI Crude futures and options	10,695	14,722	11,116	12,153	14,033
Russell Index futures and options.	9,478	9,653	7,949	7,931	8,623
Cotton futures and options	5,636	6,546	7,012	4,600	5,058
Other futures products and options	18,814	19,021	15,019	14,613	17,129
OTC:
North American natural gas	61,127	63,831	54,771	57,544	58,110
Credit default swaps	41,072	39,077	37,639	42,304	43,024
North American power	22,506	24,284	21,376	21,472	24,353
Global oil and other	13,002	12,688	9,025	8,152	7,553
Electronic trade confirmation services	1,910	1,912	1,907	2,035	2,048
Market data fees	30,699	29,420	27,608	27,528	27,186
Other	5,979	5,850	5,985	3,516	4,109

Total revenues	325,218	334,280	285,023	287,146	296,155

Operating expenses:
Compensation and benefits	62,176	61,638	56,953	62,586	58,870
Professional services	8,422	7,805	7,757	8,262	8,029
Acquisition-related transaction costs	5,877	3,437	934	7,019	1,498
Selling, general and administrative	25,028	24,671	27,456	25,982	21,549
Depreciation and amortization	32,837	33,131	33,342	31,739	27,914

Total operating expenses	134,340	130,682	126,442	135,588	117,860

Operating income	190,878	203,598	158,581	151,558	178,295
Other expense, net	7,810	7,494	8,231	4,317	22,479
Income tax expense	58,696	65,950	48,541	47,328	53,289

Net income	$124,372	$130,154	$101,809	$99,913	$102,527

Net income attributable to noncontrolling interest	(3,007)	(1,250)	(2,677)	(3,598)	(839)

Net income attributable to ICE	$121,365	$128,904	$99,132	$96,315	$101,688

We acquired CLE in July 2010 and the quarters subsequent to this date include the CLE’s financial results, including the amortization of the acquired intangible assets. We incurred incremental direct acquisition-related transaction costs during 2011 primarily relating to the potential acquisition of NYSE Euronext and we incurred incremental direct acquisition-related transaction costs during 2010 primarily relating to the CLE acquisition that closed in July 2010. The financial results for the three months ended June 30, 2010 include a loss of $14.3 million on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE that was recorded as other expense.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity in connection with strategic acquisitions or investments. See “— Future Capital Requirements” below.

Consolidated cash and cash equivalents were $756.7 million and $621.8 million as of June 30, 2011 and December 31, 2010, respectively. We had $2.0 million in short-term investments as of December 31, 2010 and $217.2 million and $219.3 million in short-term and long-term restricted cash as of June 30, 2011 and December 31, 2010, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities of less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of June 30, 2011, the amount of unrestricted cash held by our non-U.S. subsidiaries was $486.3 million and is considered to be indefinitely reinvested overseas such that no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. If these funds are needed for our operations in the United States, any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries. Subsequent to our investment in Cetip on July 15, 2011, the amount of unrestricted cash held by our non-U.S. subsidiaries was reduced by the $302.0 million in cash that was used as part of our $514.1 million investment.

In February 2010, our board of directors authorized us to repurchase up to $300.0 million in our common stock. During the three months ended September 30, 2010, we repurchased 937,500 shares of our common stock at a cost of $90.4 million on the open market. During the three months ended June 30, 2011, we repurchased 211,820 shares of our common stock at a cost of $25.0 million on the open market. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Under the Financial Reform Act, on July 16, 2011, our U.S. Derivatives Clearing Organizations and Designated Contract Markets became subject to new core principles. As a result of these new principles, ICE Clear Europe, ICE Futures U.S., ICE Trust and TCC are now required to maintain financial resources with a value at least equal to the amount that would enable them to cover operating costs for a one-year period. We are in the process of evaluating the specific calculation guidelines and determining the types of financial resources that can be used to satisfy the requirements. However, the requirements will likely result in us having to reclassify some of our cash and cash equivalents to restricted cash.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$321,067	$259,319
Investing activities	(31,606)	(673,774)
Financing activities	(154,665)	169,986
Effect of exchange rate changes	86	(888)

Net increase (decrease) in cash and cash equivalents	$134,882	$(245,357)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $61.7 million increase in net cash provided by operating activities for the six months ended June 30, 2011 from the comparable period in 2010 is primarily due to the $48.5 million increase in our net income for the six months ended June 30, 2011 from the comparable period in 2010.

Investing Activities

Consolidated net cash used in investing activities for the six months ended June 30, 2011 and 2010 primarily relates to changes in the restricted cash balances, cash paid for a foreign currency option hedge, capitalized software development costs and capital expenditures. We had a net decrease (increase) in restricted cash of $3.1 million and ($634.4 million) for the six months ended June 30, 2011 and 2010, respectively, with the 2010 increase primarily relating to the restricted cash required for the CLE acquisition. We purchased a foreign currency option hedge relating to our acquisition of CLE of $15.1 million during the six months ended June 30, 2010. We incurred capitalized software development costs of $15.8 million and $12.2 million for the six months ended June 30, 2011 and 2010, respectively, and we had capital expenditures of $14.0 million and $12.1 million for the six months ended June 30, 2011 and 2010, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses.

Financing Activities

Consolidated net cash used in financing activities for the six months ended June 30, 2011 primarily relates to $121.3 million in repayments under the credit facilities, $25.0 million in repurchases of common stock and $10.3 million in cash payments related to treasury shares received for restricted stock and stock option tax payments. Consolidated net cash provided by financing activities for the six months ended June 30, 2010 primarily relates to $220.0 million in proceeds from the credit facilities, partially offset by $48.0 million in repayments under the credit facilities.

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

As of June 30, 2011, we had an aggregate of $457.3 million outstanding under various term loans, of which $310.0 million is outstanding under a three-year senior unsecured term loan facility, or the Term Loan Facility, and $147.3 million in aggregate is outstanding under two additional term loan facilities. Amounts repaid under the term loan facilities may not be reborrowed. As of June 30, 2011, we have a LIBOR-rate loan with a stated interest rate of 2.255% per annum related to the $310.0 million that is outstanding under the Term Loan Facility.

Of the amounts available under the Revolving Credit Facilities, (i) up to $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Trust, (iii) up to $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) up to $3.0 million of such amounts has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada. On July 15, 2011, in connection with the $514.1 million Cetip investment, we borrowed $210.0 million under our Revolving Credit Facilities. The remaining $212.0 million available under the Revolving Credit Facilities may be used by us for working capital and general corporate purposes.

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

We have entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to the $147.3 million in outstanding debt under our original two term loan facilities as of June 30, 2011, which are effective through the maturity dates of our term loan facilities.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate capital expenditures and to capitalize software development costs ranging between $55.0 million and $58.0 million for the year ended December 31, 2011, which we believe, will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses.

We are obligated to contribute an aggregate of $100.0 million to the ICE Trust guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period and have already contributed $27.8 million to the ICE Trust guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of June 30, 2011. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $62.2 million, and if such profits are not sufficient to fund the remaining obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. The remaining $22.2 million contribution to the ICE Trust guaranty fund is required to be made by December 14, 2011. The date for the remaining $40.0 million contribution to the ICE Clear Europe CDS guaranty fund has not been determined yet.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Trust, ICE Clear U.S. and ICE Clear Canada and the $210.0 million borrowed for the Cetip investment, we currently have $212.0 million available under our Revolving Credit Facilities for general corporate purposes. The Revolving Credit Facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to raise the necessary funds. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2012.

Non-GAAP Financial Measures

Below we provide adjusted net income attributable to ICE and adjusted earnings per share attributable to ICE common shareholders as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our U.S. generally accepted accounting principles, or GAAP, results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not part of our core business. These measures are not in accordance with, or an alternative to, GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.

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

During the six months and three months ended June 30, 2011 and 2010, we recognized acquisition-related transaction costs as we continued to explore acquisitions and other strategic opportunities to strengthen our competitive position and support our growth, including transaction costs relating to the potential acquisition of NYSE Euronext that we incurred during the six and three months ended June 30, 2011 and transaction costs relating to the acquisition of CLE that we incurred during the six and three months ended June 30, 2010. During the six and three months ended June 30, 2010, we incurred a $14.3 million loss on a currency hedge that was purchased at the time of the CLE transaction announcement. The tax effects of these items are calculated by applying specific legal entity and jurisdictional marginal tax rates. Adjusted net income attributable to ICE for the periods presented below is calculated by adding net income attributable to ICE, the acquisition-related transaction costs and the loss on the hedge related to the CLE acquisition, which costs are not part of our core business, and their related income tax effect.

The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders as follows for the following periods (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to ICE	$250,269	$202,851	$121,365	$101,688
Add: Acquisition-related transaction costs	9,314	2,043	5,877	1,498
Add: Loss on hedge related to CLE acquisition	—	14,278	—	14,278
Less: Income tax benefit effect related to the items above	(3,458)	(4,570)	(2,157)	(4,417)

Adjusted net income attributable to ICE	$256,125	$214,602	$125,085	$113,047

Earnings per share attributable to ICE common shareholders
Basic	$3.41	$2.75	$1.65	$1.37

Diluted	$3.37	$2.72	$1.64	$1.36

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$3.49	$2.91	$1.70	$1.53

Adjusted diluted	$3.45	$2.87	$1.69	$1.51

Weighted average common shares outstanding:
Basic	73,435	73,818	73,437	73,960

Diluted	74,169	74,645	74,138	74,763

Contractual Obligations and Commercial Commitments

In the second quarter of 2011, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10- K for the year ended December 31, 2010, or our 2010 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any relationships to unconsolidated entities or financial partnerships that have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.

New and Recently Adopted Accounting Pronouncements

In the second quarter of 2011, there were no significant new and recently adopted accounting pronouncements that are applicable to us.

Critical Accounting Policies and Estimates

In the second quarter of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and indebtedness. As of June 30, 2011 and December 31, 2010, our cash and cash equivalents, short-term investments and short-term and long-term restricted cash were $973.9 million and $843.1 million, respectively, of which $144.6 million and $98.2 million, respectively, were denominated in pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $2.0 million, assuming no change in the amount or composition of our cash and cash equivalents, long-term investments and short-term and long-term restricted cash.

As of June 30, 2011, we had $457.3 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $4.6 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our outstanding debt are currently reset on a monthly, quarterly or semi-annual basis. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to $147.3 million of our outstanding debt, which are effective through the maturity dates of these term loan facilities. These contracts fix the interest rate at 4.26% on the $56.3 million term loan facility that is outstanding as of June 30, 2011, and at 4.36% on the $91.0 million term loan facility that is outstanding as of June 30, 2011. In return, we will receive the one-month LIBOR-rate plus 250 basis points. These swaps are designated as cash flow hedges.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through ICE Futures Europe, ICE Clear Europe and Creditex and all sales through ICE Futures Canada. We may experience gains or losses from foreign currency transactions in the future given that there are net assets or net liabilities and revenues and expenses of our U.S., U.K., European and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. Of our consolidated revenues, 7% and 8% were denominated in pounds sterling, euros or Canadian dollars for the six and three months ended June 30, 2011 and for the six and three months ended June 30 2010, respectively. Of our consolidated operating expenses, 28% and 22% were denominated in pounds sterling or Canadian dollars for the six months ended June 30, 2011 and 2010, respectively, and 29% and 21% during the three months ended June 30, 2011 and 2010, respectively. The increase in the consolidated operating expenses denominated in pounds sterling and Canadian dollars for the current year periods is primarily due to the amortization of the intangibles associated with the CLE acquisition in July 2010. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $3.8 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $515,000 and ($1.7 million) for the six months ended June 30, 2011 and 2010, respectively, and foreign currency transaction losses of $166,000 and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. The average exchange rate of the pound sterling to the U.S. dollar increased from 1.5262 for the six months ended June 30, 2010 to 1.6166 for the six months ended June 30, 2011. The average exchange rate of the euro to the U.S. dollar increased from 1.3285 for the six months ended June 30, 2010 to 1.4031 for the six months ended June 30, 2011.

We entered into foreign currency hedging transactions during the six months ended June 30, 2011 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 94% for the six months ended June 30, 2011.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K., European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of June 30, 2011 and December 31, 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $61.3 million and $41.8 million, respectively. The $19.5 million increase was primarily due to foreign currency translation adjustments relating to a portion of the CLE goodwill and other intangible assets that were allocated to our U.K. subsidiaries, due to an increase in the pound sterling to the U.S. dollar exchange rate from December 31, 2010 to June 30, 2011. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar increased from 1.5428 as of December 31, 2010 to 1.6066 as of June 30, 2011. The period-end foreign currency exchange rate for the euro to the U.S. dollar increased from 1.3291 as of December 31, 2010 to 1.4436 as of June 30, 2011. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.9999 as of December 31, 2010 to 1.0308 as of June 30, 2011.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2010 Form 10-K and in our Quarterly Report on Form 10-Q for the period ended March 31, 2011, as well as the additional risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Our clearing houses hold substantial amounts of sovereign treasury securities as collateral for initial margin and guaranty fund deposits and as security for cash investments and loans. A decline in value of these securities or default by a sovereign government could subject our clearing houses to additional risks of default by their clearing members, or if a loan counterparty were to default, the value of the sovereign treasury securities held by our clearing houses may be insufficient on liquidation to recover the full loan value.

Our clearing houses hold a substantial amount of U.S. and other sovereign treasury securities as collateral. As of June 30, 2011, our clearing houses held $17.9 billion of non-cash collateral: $9.2 billion of this amount was comprised of U.S. Treasury securities, $1.8 billion was comprised of Italian Treasury securitiess, $905.0 million was comprised of German Treasury securities, $475.6 million was comprised of French Treasury securities and $1.7 billion was comprised of other European and Canadian Treasury securities (none of which were issued by Greece or Portugal). Sovereign treasury securities have historically been viewed as one of the safest securities for clearing houses to hold due to the perceived credit worthiness of major governments. The markets for such treasury securities have experienced significant volatility recently related to on-going financial challenges in some of the major European countries and leading up to the U.S. government’s negotiations regarding raising the debt ceiling, which is the maximum amount of debt that the U.S. government can incur. In addition, rating agencies are contemplating downgrading the U.S.’s AAA credit rating, which may result in additional volatility in the treasury market.

The U.S. government recently approved an increase to the debt ceiling and approved spending cuts to reduce the deficit. However, the U.S. government will need to revisit the debt ceiling issue and find additional spending cuts again in the future. Notwithstanding the current intraday margin and valuation checks conducted by our clearing houses, our clearing houses will need to continue to monitor the volatility and value of U.S. and other sovereign treasury securities because if the value of these treasury securities declines significantly, our clearing houses will need to collect additional collateral from their clearing members, which may be difficult for the clearing members to supply in the event of an actual or threatened default by a major sovereign government. In addition, our clearing houses may be required to impose a more significant haircut on the value of sovereign treasury securities posted as collateral if there is uncertainty regarding the future value of these securities, which would trigger additional collateral contributions by the clearing members. If a clearing member cannot supply the additional collateral, which may include cash deposits in a currency acceptable to the clearing house, the clearing house would deem the clearing member in default. If any clearing members default as a result of the reduction in value of their collateral, our clearing houses could suffer substantial losses as a result of the loss of our own capital that has been contributed to the clearing house’s guaranty fund, a reduction in the volume of cleared transactions and a loss of confidence by clearing members in the guaranty of the clearing houses.

Further, our clearing houses may find access to security in the loan market constrained and be unable to secure or maintain sufficient collateral to secure cash deposits made with authorized financial institutions if there is a threat that the U.S. government could default on its debt obligations. In that event, our clearing houses might make time deposits with banks, which are secured only to the value of FDIC insurance and therefore may in significant part be lost in the event of the insolvency of the loan counterparty. Our clearing houses that utilize time deposits currently manage such exposure by limiting the counterparties with which time deposits are made and the value of such loans. However, such limits may not be feasible in the event of a significant shortfall in available security for loans as a result of a potential default by the U.S. government. In such event our clearing houses may make time deposits with lesser credit worthy counterparties or increase the loan size limit for existing counterparties, which leads to more risks with respect to the funds held by the clearing houses and could lead to substantial losses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

As previously announced, in February 2010 our board of directors authorized us to repurchase up to $300.0 million in our common stock. This stock repurchase authorization does not have an expiration date. During an open trading window in May 2011, we repurchased $25.0 million worth of our common stock through open market purchases. Our repurchase program may be suspended or discontinued at any time without prior notice.

Period (2011)	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
April 1 – April 30	—	$—	—	$209.6
May 1 – May 31	211,820	$118.23	1,149,320	$184.6
June 1 – June 30	—	$—	—	$184.6
Total	211,820	$118.23	1,149,320	$184.6

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

10.1	—	Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and Fundo de Investimento em Participacoes – Advent de Participacoes for the Advent shares (incorporated by reference to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.2	—	Form of Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and each of Banco Itaú BBA S/A; Itaú Unibanco Holdings S/A; Banco Itauleasing S/A; BFB Leasing S/A Arrendamento Mercantil; Hipercard Banco Múltiplo S/A; and Banco Itaucard S/A for the Itaú shares (incorporated by reference to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: August 3, 2011	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)