Form 10-Q
period 2011-09-30
INTERCONTINENTALEXCHANGE INC
filed 2011-11-02
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of October 27, 2011, the number of shares of the registrant’s Common Stock outstanding was 72,653,333 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2011

Part I. Financial Information

Item 1. Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$497,303	$621,792
Short-term restricted cash	63,377	75,113
Customer accounts receivable, net of allowance for doubtful accounts of $2,304 and $1,857 at September 30, 2011 and December 31, 2010, respectively	159,219	114,456
Margin deposits and guaranty funds	34,460,109	22,712,281
Prepaid expenses and other current assets	42,941	52,136

Total current assets	35,222,949	23,575,778

Property and equipment, net	99,114	94,503

Other noncurrent assets:
Goodwill	1,901,880	1,916,055
Other intangible assets, net	872,398	890,818
Long-term restricted cash	145,680	144,174
Long-term investments	400,217	—
Other noncurrent assets	24,492	20,931

Total other noncurrent assets	3,344,667	2,971,978

Total assets	$38,666,730	$26,642,259

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$79,480	$65,162
Accrued salaries and benefits	44,946	53,769
Current portion of licensing agreement	20,972	18,268
Current portion of long-term debt	231,500	252,750
Income taxes payable	49,481	6,307
Margin deposits and guaranty funds	34,460,109	22,712,281
Other current liabilities	42,212	18,847

Total current liabilities	34,928,700	23,127,384

Noncurrent liabilities:
Noncurrent deferred tax liability, net	240,669	268,249
Long-term debt	370,000	325,750
Noncurrent portion of licensing agreement	83,595	60,325
Other noncurrent liabilities	32,634	43,786

Total noncurrent liabilities	726,898	698,110

Total liabilities	35,655,598	23,825,494

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 79,099 and 78,449 shares issued at September 30, 2011 and December 31, 2010, respectively; 72,710 and 73,303 shares outstanding at September 30, 2011 and December 31, 2010, respectively	791	785
Treasury stock, at cost; 6,389 and 5,146 shares at September 30, 2011 and December 31, 2010, respectively	(593,562)	(453,822)
Additional paid-in capital	1,810,929	1,745,424
Retained earnings	1,830,323	1,447,423
Accumulated other comprehensive income (loss)	(74,671)	37,740

Total IntercontinentalExchange, Inc. shareholders’ equity	2,973,810	2,777,550
Noncontrolling interest in consolidated subsidiaries	37,322	39,215

Total equity	3,011,132	2,816,765

Total liabilities and equity	$38,666,730	$26,642,259

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Transaction and clearing fees, net	$889,060	$772,024	$301,510	$256,102
Market data fees	92,331	81,567	32,212	27,528
Other	18,885	11,330	7,056	3,516

Total revenues	1,000,276	864,921	340,778	287,146

Operating expenses:
Compensation and benefits	187,951	179,696	64,137	62,586
Professional services	24,970	24,840	8,743	8,262
Acquisition-related transaction costs	14,760	9,062	5,446	7,019
Selling, general and administrative	75,007	69,788	25,308	25,982
Depreciation and amortization	99,063	87,867	33,095	31,739

Total operating expenses	401,751	371,253	136,729	135,588

Operating income	598,525	493,668	204,049	151,558

Other income (expense):
Interest and investment income	2,742	1,544	908	478
Interest expense	(24,821)	(22,123)	(8,244)	(7,511)
Other income (expense), net	(819)	(13,297)	(258)	2,716

Total other expense, net	(22,898)	(33,876)	(7,594)	(4,317)

Income before income taxes	575,627	459,792	196,455	147,241
Income tax expense	184,153	153,834	59,507	47,328

Net income	$391,474	$305,958	$136,948	$99,913

Net income attributable to noncontrolling interest	(8,574)	(6,792)	(4,317)	(3,598)

Net income attributable to IntercontinentalExchange, Inc.	$382,900	$299,166	$132,631	$96,315

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$5.22	$4.06	$1.81	$1.31

Diluted	$5.17	$4.01	$1.80	$1.29

Weighted average common shares outstanding:
Basic	73,335	73,765	73,139	73,659

Diluted	74,057	74,577	73,836	74,443

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income (Loss) from			Noncontrolling
	Common Stock		Treasury Stock		Additional Paid-in	Retained	Foreign Currency	Available- For-Sale	Cash Flow	Interest in Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2010	77,573	$776	(4,084)	$(349,646)	$1,674,919	$1,049,125	$29,258	$(484)	$(4,216)	$33,915	$2,433,647
Other comprehensive income	—	—	—	—	—	—	12,497	484	201	—	13,182
Exercise of common stock options	504	5	—	—	12,763	—	—	—	—	—	12,768
Repurchases of common stock	—	—	(938)	(90,395)	—	—	—	—	—	—	(90,395)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(13,807)	—	—	—	—	—	—	(13,807)
Stock-based compensation	—	—	—	—	51,730	—	—	—	—	—	51,730
Issuance of restricted stock	372	4	1	26	1,749	—	—	—	—	—	1,779
Tax benefits from stock option plans	—	—	—	—	6,892	—	—	—	—	—	6,892
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2,629)	—	—	—	—	(1,871)	(4,500)
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,404)	(1,404)
Other	—	—	—	—	—	—	—	—	—	(894)	(894)
Net income attributable to noncontrolling interest	—	—	—	—	—	(9,469)	—	—	—	9,469	—
Net income	—	—	—	—	—	407,767	—	—	—	—	407,767

Balance, December 31, 2010	78,449	785	(5,146)	(453,822)	1,745,424	1,447,423	41,755	—	(4,015)	39,215	2,816,765
Other comprehensive income (loss)	—	—	—	—	—	—	295	(113,883)	1,177	—	(112,411)
Exercise of common stock options	279	3	—	—	6,624	—	—	—	—	—	6,627
Stock consideration issued for previous acquisition	112	1	—	—	13,336	—	—	—	—	—	13,337
Repurchases of common stock	—	—	(1,150)	(128,241)	—	—	—	—	—	—	(128,241)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(93)	(11,504)	—	—	—	—	—	—	(11,504)
Stock-based compensation	—	—	—	—	42,288	—	—	—	—	—	42,288
Issuance of restricted stock	259	2	—	5	(7)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	3,264	—	—	—	—	—	3,264
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(10,467)	(10,467)
Net income attributable to noncontrolling interest	—	—	—	—	—	(8,574)	—	—	—	8,574	—
Net income	—	—	—	—	—	391,474	—	—	—	—	391,474

Balance, September 30, 2011	79,099	$791	(6,389)	$(593,562)	$1,810,929	$1,830,323	$42,050	$(113,883)	$(2,838)	$37,322	$3,011,132

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net income	$391,474	$305,958	$136,948	$99,913
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	295	29,563	(19,246)	30,386
Change in fair value of cash flow hedges, net of tax	1,177	484	380	735
Change in fair value of available-for-sale securities, net of tax	(113,883)	(265)	(113,883)	(1,759)

Comprehensive income	$279,063	$335,740	$4,199	$129,275

Comprehensive income attributable to noncontrolling interest	(8,574)	(6,792)	(4,317)	(3,598)

Comprehensive income (loss) attributable to IntercontinentalExchange, Inc.	$270,489	$328,948	$(118)	$125,677

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$391,474	$305,958

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,063	87,867
Amortization of debt issuance costs	4,572	4,322
Stock-based compensation	40,494	38,468
Loss on foreign currency option hedge relating to CLE acquisition	—	15,080
Deferred taxes	(7,279)	(19,833)
Excess tax benefits from stock-based compensation	(2,869)	(5,816)
Other	657	(2,101)
Changes in assets and liabilities:
Customer accounts receivable	(45,211)	(22,193)
Prepaid expenses and other current assets	(12,184)	(7,537)
Noncurrent assets	(378)	2,024
Income taxes payable	74,536	(14,131)
Accounts payable, accrued salaries and benefits, and other accrued liabilities	(2,090)	(3,537)

Total adjustments	149,311	72,613

Net cash provided by operating activities	540,785	378,571

Investing activities
Capital expenditures	(19,447)	(17,424)
Capitalized software development costs	(23,144)	(19,603)
Purchase of foreign currency option hedge relating to CLE acquisition	—	(15,080)
Cash paid for acquisitions, net of cash acquired	(3,200)	(552,958)
Purchase of cost and equity method investments	(3,793)	—
Proceeds from sales of available-for-sale investments	1,999	4,000
Purchases of available-for-sale investments	(514,097)	(3,859)
Decrease (increase) in restricted cash	11,198	(13,626)

Net cash used in investing activities	(550,484)	(618,550)

Financing activities
Proceeds from credit facilities	210,000	620,000
Issuance costs for credit facilities	—	(10,240)
Repayments of credit facilities	(187,000)	(293,500)
Excess tax benefits from stock-based compensation	2,869	5,816
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(11,504)	(8,714)
Repurchases of common stock	(125,208)	(90,395)
Distributions of profits to noncontrolling interest	(10,467)	(1,404)
Proceeds from exercise of common stock options	6,627	10,336
Other financing activities	—	(5,984)

Net cash (used in) provided by financing activities	(114,683)	225,915

Effect of exchange rate changes on cash and cash equivalents	(107)	797

Net decrease in cash and cash equivalents	(124,489)	(13,267)
Cash and cash equivalents, beginning of period	621,792	552,465

Cash and cash equivalents, end of period	$497,303	$539,198

Supplemental cash flow disclosure
Cash paid for income taxes	$122,627	$186,782

Cash paid for interest	$12,053	$9,290

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

•

ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market (“DCM”) for the purpose of price discovery, trading and risk management within the agricultural commodity, equity index and currency futures and options markets;

•

ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets;

•	ICE U.S. OTC Commodity Markets, LLC, an OTC exempt commercial market (“ECM”) for energy commodities and derivatives;

•	Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swap (“CDS”) trade execution markets; and

•

Five central counterparty clearing houses, including ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Canada, Inc. (“ICE Clear Canada”), ICE Clear Credit LLC (“ICE Clear Credit”) and The Clearing Corporation (“TCC”).

ICE Clear Credit was formerly known as ICE Trust U.S. LLC (“ICE Trust”), which was previously regulated by the Federal Reserve and the New York State Banking Department as a limited liability trust company. Effective July 16, 2011, ICE Trust became a Commodity Futures Trading Commission (“CFTC”) regulated Derivatives Clearing Organization (“DCO”) and Securities and Exchange Commission (“SEC”) regulated securities clearing agency. To recognize its transition from a limited liability trust company, ICE Trust converted from a New York trust company to a Delaware limited liability company and changed its name to ICE Clear Credit.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the nine months and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

3.	Restricted Cash

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). While many of the Financial Reform Act provisions have been delayed, certain provisions became effective on July 16, 2011. On that date, the Company’s CFTC regulated DCM, ICE Futures U.S., and the Company’s CFTC regulated DCO’s, ICE Clear U.S., ICE Clear Europe, ICE Clear Credit and TCC, became subject to new core principles. As a result, the Company’s DCM and DCOs are now required to maintain financial resources with a value at least equal to the amount that would cover certain operating costs for a one-year period, including maintaining cash or a committed line of credit to satisfy six months of such operating costs.

As of September 30, 2011, the financial resources necessary to satisfy six months of such operating costs for the Company’s DCM and DCOs were $58.5 million in the aggregate, of which $35.1 million was satisfied by the Company’s revolving credit facilities, a portion of which is reserved for use by certain of the Company’s DCOs for liquidity purposes (Note 6), and the remaining $23.4 million was recorded as short-term restricted cash in the accompanying consolidated balance sheet. This increase in the restricted cash was offset by a $35.2 million reduction in restricted cash relating to an amount that was previously reserved for ICE Clear Credit as of June 30, 2011 under the Federal Reserve regulations prior to transitioning from a trust company to a DCO on July 16, 2011. The amount under the revolving credit facilities reserved for ICE Clear Credit covers six months of such operating costs, with no restricted cash required for ICE Clear Credit as of September 30, 2011.

4.	Cetip Investment

The Company acquired 31.6 million shares, or approximately 12.4%, of the common stock of Cetip, S.A. (“Cetip”) from two Cetip stockholders for an aggregate consideration of $514.1 million in cash on July 15, 2011. The transaction consideration consisted of $304.1 million from the Company’s cash on hand and $210.0 million drawn from the Revolving Credit Facilities (Note 6). After the acquisition, the Company became the single largest shareholder in Cetip.

The Company accounted for its investment in Cetip as an available-for-sale investment. Available-for-sale investments are carried at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income. As of September 30, 2011, the fair value of the equity security investment was $400.2 million, which was classified as a long-term investment in the Company’s consolidated balance sheet, and the unrealized loss was $113.9 million for both the three and nine months ended September 30, 2011. The unrealized loss resulted from a decline in the stock price of Cetip from the acquisition date of July 15, 2011 to September 30, 2011, as well as foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from July 15, 2011 through September 30, 2011. The Company’s investment in Cetip was recorded in and is held in Brazilian reais. Investments that the Company intends to hold for more than one year are classified as long-term investments.

The Company has appointed a representative to Cetip’s board of directors. Cetip is a publicly traded company and is Brazil’s leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives. Cetip offers registration, custody, trading, clearing and settlement to its customers, including banks, brokerage houses, securities dealers, leasing companies, insurance companies, investment funds and pension funds.

5.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2011 (in thousands):

Goodwill balance at December 31, 2010	$1,916,055
Earn-out relating to prior acquisition	13,337
Foreign currency translation	3,935
Other activity	(31,447)

Goodwill balance at September 30, 2011	$1,901,880

The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2011 (in thousands):

Other intangible assets balance at December 31, 2010	$890,818
Russell licensing agreement amendment (Note 10)	34,368
Foreign currency translation	2,547
Other activity	1,990
Amortization of other intangible assets	(57,325)

Other intangible assets balance at September 30, 2011	$872,398

The earn-out adjustment to goodwill relates to additional stock consideration paid to the former owners of a business previously acquired by the Company based on certain market and financial targets that were met through June 30, 2011. This previous acquisition was originally accounted for under the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations. As of September 30, 2011, there are no remaining potential earn-out payments relating to prior acquisitions. The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The other activity in the goodwill and other intangible assets balances relates to adjustments to the purchase price and related goodwill for acquisitions completed in 2010, primarily relating to tax adjustments due to rate changes and deferred taxes, offset by goodwill and other intangibles recognized from the acquisition of Ballista Securities in February 2011. Ballista Securities is a U.S. broker-dealer and Alternative Trading System registered with the SEC and Financial Industry Regulatory Authority that offers an electronic options platform for the execution of block-sized and complex multi-leg options transactions. The Company did not recognize any impairment losses on goodwill or other intangible assets during the nine months or three months ended September 30, 2011 and 2010.

6.	Credit Facilities

As of September 30, 2011, the Company has an aggregate $725.0 million three-year senior unsecured revolving credit facilities (the “Revolving Credit Facilities”) with Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the lenders named therein. The Revolving Credit Facilities consist of (i) an aggregate $575.0 million unsecured revolving U.S. dollar credit facility (the “Dollar Facility”), pursuant to which the Company may borrow, repay and reborrow up to $575.0 million in U.S. dollars, and (ii) an aggregate $150.0 million unsecured revolving multicurrency credit facility, pursuant to which the Company may borrow, repay and reborrow up to the U.S. dollar equivalent of $150.0 million in U.S. dollars, euros or pounds sterling, at the option of the Company (the “Multicurrency Facility”). The Revolving Credit Facilities mature on March 31, 2013.

The Company acquired approximately 12.4% of the common stock of Cetip for $514.1 million in cash on July 15, 2011 (Note 4). The transaction consideration consisted of $304.1 million from the Company’s cash on hand and $210.0 million drawn from the Dollar Facility under the Revolving Credit Facilities. As of September 30, 2011, the Company has a LIBOR-rate loan with a stated interest rate of 2.25% per annum related to the $210.0 million that is outstanding under the Revolving Credit Facilities, which is required to be repaid on or before March 31, 2013.

Of the amounts available under the Revolving Credit Facilities, (i) $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Credit, (iii) $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) $3.0 million of such amounts has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada. After factoring in the $210.0 million borrowed under the Revolving Credit Facilities for the Cetip investment, the remaining $212.0 million available under the Revolving Credit Facilities may be used by the Company for working capital and general corporate purposes.

Subsequent to September 30, 2011, the Company borrowed $203.0 million under the Revolving Credit Facilities for liquidity purposes for three of its clearing houses in preparation for the management of the insolvency of a member of their clearing houses. Of the $203.0 million borrowing, $150.0 million was borrowed under the reserved amount of ICE Clear Europe, $50.0 million was borrowed under the reserved amount for ICE Clear U.S. and $3.0 million was borrowed under the reserved amount for ICE Clear Canada. The $100.0 million reserved for ICE Clear Credit remains reserved and is the only amount remaining as reserved capacity for our clearing houses. The clearing houses may not need to use the borrowed funds and when the Company repays the amounts borrowed for the three clearing houses, the reserved amounts for ICE Clear Europe, ICE Clear U.S. and ICE Clear Canada will be replenished based on the corresponding amount that has been repaid.

As of September 30, 2011, the Company had an aggregate of $391.5 million outstanding under various term loans, of which $280.0 million is outstanding under a three-year senior unsecured term loan and $111.5 million in aggregate is outstanding under two additional term loans. Amounts repaid under the term loans may not be reborrowed. As of September 30, 2011, the Company has a LIBOR-rate loan with a stated interest rate of 2.235% per annum related to the $280.0 million term loan.

The Company previously entered into interest rate swap contracts to reduce its exposure to interest rate volatility on the two outstanding term loans with a balance of $111.5 million as of September 30, 2011. The interest rate swaps require the Company to pay a fixed interest rate of 4.26% per annum on one term loan, of which $37.5 million is outstanding as of September 30, 2011, and 4.36% per annum on the other term loan, of which $74.0 million is outstanding as of September 30, 2011. In return, the Company will receive the one-month LIBOR-rate plus 250 basis points. The interest rate swaps are effective through the maturity dates of the term loans in 2012. These swaps are designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income. The unrealized gain or loss is recognized in earnings when the designated interest expense under the term loans is recognized in earnings. Any portion of the hedges that is ineffective is recognized in earnings immediately. To date, the hedges have been perfectly effective. The amounts received under the variable component of the swaps fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense is equal to the fixed interest component. The fair value of the interest rate swaps as of September 30, 2011 is a liability of $624,000, or $388,000 net of taxes, and is included in the accompanying balance sheet in non-current liabilities with the unrealized loss included under the equity section as accumulated other comprehensive loss from cash flow hedges.

The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. As of September 30, 2011, the Company was in compliance with all applicable covenants.

7.	Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $40.5 million and $38.5 million for the nine months ended September 30, 2011 and 2010, respectively, and $13.6 million and $12.1 million for the three months ended September 30, 2011 and 2010, respectively.

The following is a summary of stock options for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2010	1,275,792	$56.73
Granted	123,663	112.48
Exercised	(279,534)	23.71
Forfeited or expired	(2,114)	73.06

Outstanding at September 30, 2011	1,117,807	71.13

Details of stock options outstanding as of September 30, 2011 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,117,807	$71.13	5.7	$59,039
Exercisable	912,567	$64.22	5.1	$55,675

The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $28.0 million and $34.9 million, respectively, and was $9.6 million and $2.2 million during the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there were $9.7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years as the stock options vest.

The Company has historically granted stock options and restricted stock to its existing employees annually in December. However, stock option and restricted stock awards that would have been granted in December 2010 were instead awarded in January 2011 due to the Company’s decision to more closely align timing of annual equity and cash incentive awards with the annual performance review process. The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company used the Black-Scholes option pricing model weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees during the nine months ended September 30, 2011:

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

In January 2011, the Company reserved a maximum of 417,390 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual performance as compared to performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2011. These restricted shares are subject to a market condition that will reduce the number of shares that are granted above the “Target” performance target if the Company’s 2011 total shareholder return (“TSR”) falls below the 2011 return of the S&P 500 Index. The TSR condition requires a reduction of the number of shares earned above Target by 10% if the TSR of the Company’s common stock during 2011 is below that of the S&P 500 Index by 10% or less and by 20% if the TSR on the Company’s common stock is below that of the S&P 500 Index by more than 10%. These shares vest over a three-year period. The compensation expense to be recognized under these performance-based restricted shares is expected to be $9.5 million if the “Threshold” performance target is met and 83,478 shares vest, $18.1 million if the “Target” performance target is met and 166,956 shares vest, $31.0 million if the “Above Target” performance target is met and 292,173 shares vest, and $43.8 million if the “Maximum” performance target is met and 417,390 shares vest. Shares to be granted will be prorated on a straight-line basis between performance level targets. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2011 actual performance as compared to the 2011 financial performance targets. As of September 30, 2011, the Company believes that it is probable that a performance level between “Target” and “Above Target” will be met for 2011. The Company has recorded non-cash compensation expense of $11.8 million for the nine months ended September 30, 2011 and $4.3 million for the three months ended September 30, 2011 related to these shares. The remaining $13.8 million in estimated non-cash compensation expense will be recorded on an accelerated basis over the remaining vesting period.

The following is a summary of the nonvested restricted shares for the nine months ended September 30, 2011:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2010	704,010	$99.53
Granted	729,281	112.74
Vested	(261,843)	103.70
Forfeited	(30,202)	108.11

Nonvested at September 30, 2011	1,141,246	107.31

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares awarded in prior years have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Unvested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of September 30, 2011, there were $55.0 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.0 years as the restricted stock vests. These unrecognized compensation costs assume that a performance level between Target and Above Target, as discussed above, will be met on the performance-based restricted shares that were granted in January 2011. During the nine months ended September 30, 2011 and 2010, the total fair value of restricted stock vested under all restricted stock plans was $31.6 million and $27.8 million, respectively.

8.	Income Taxes

The Company’s effective tax rate decreased to 32% for the nine months ended September 30, 2011 from 33% for the nine months ended September 30, 2010. The Company’s effective tax rate decreased to 30% for the three months ended September 30, 2011 from 32% for the three months ended September 30, 2010. The effective tax rates for the nine and three months ended September 30, 2011 and 2010 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state income taxes. The decrease in the effective tax rates during the current year periods is primarily due to favorable foreign income tax rate differentials reflecting current estimates of the full year mix of income between U.S. and foreign jurisdictions and foreign income tax rate reductions. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2011, the United Kingdom reduced corporate income tax rates from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012.

The Company’s non-U.S. subsidiaries had $1.2 billion in cumulative undistributed earnings as of September 30, 2011. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested and determination of the unrecognized deferred tax liability is not practicable, accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries.

9.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for every futures and options contract traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for North American CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for every futures and options contract traded through ICE Futures Europe, as well as for the Company’s cleared OTC energy contracts and for European CDS contracts submitted for clearing. TCC performs clearing and settlement services to its participants for trades in Chicago Climate Futures Exchange futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

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

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that could lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $43 billion as of September 30, 2011, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was $1.6 trillion as of September 30, 2011. The Company performed calculations to determine the fair value of its counterparty performance guarantee as of September 30, 2011 taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated liability was determined to be nominal and no liability was recorded as of September 30, 2011.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of September 30, 2011, the ICE Clearing Houses have received or have been pledged $58.4 billion in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, the Company has contributed $110.0 million and $30.1 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of September 30, 2011.

As of September 30, 2011, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,233,536	$16,580,737	$26,449	$8,822,621	$15,560	$26,678,903
Unsettled variation margin	38,330	—	—	—	43	38,373
Guaranty Fund	17,288	3,430,130	13,104	4,272,023	6,374	7,738,919
Performance collateral for delivery cash deposits	—	—	3,914	—	—	3,914

Total	$1,289,154	$20,010,867	$43,467	$13,094,644	$21,977	$34,460,109

As of December 31, 2010, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$603,001	$11,062,978	$51,781	$5,089,544	$22,929	$16,830,233
Variation margin	43,540	—	—	—	1,686	45,226
Guaranty Fund	14,173	2,618,968	20,518	3,155,081	7,128	5,815,868
Performance collateral for delivery	—	17,088	3,866	—	—	20,954

Total	$660,714	$13,699,034	$76,165	$8,244,625	$31,743	$22,712,281

The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are only available to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.

Of the $20.0 billion total cash deposits for ICE Clear Europe as of September 30, 2011, the majority of which are held in euros, $8.5 billion relates to futures and OTC energy products and $11.5 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for cleared futures and OTC energy products that is distinct from those associated with cleared OTC European CDS contracts and, as such, energy participants and CDS participants are not subject to the liabilities or obligations of one another in the event of a default.

ICE Clear Credit previously held all of its cash deposits in the ICE Trust Federal Reserve account, however this was discontinued when ICE Clear Credit transitioned from a limited liability trust company to a DCO on July 16, 2011. The $13.1 billion of ICE Clear Credit cash deposits as of September 30, 2011 primarily represents funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit utilizes reverse repos in which it purchases U.S. Treasury securities and the various counterparties agree to repurchase the instruments the following business day at the set price, plus interest. Of the $20.0 billion of ICE Clear Europe cash deposits as of September 30, 2011, $19.1 billion represent funds invested under reverse repurchase agreements with several different counterparty banks, all of which are large, commercial financial institutions, through a third party custodian bank. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, variation margin, and the Guaranty Fund made to the ICE Clearing Houses, clearing members also pledge assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to the ICE Clearing Houses to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts at the financial institutions and depositories where these assets are held in the event of a clearing member default. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits.

ICE Clear Europe pays energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe charges energy clearing members 5 basis points for non-cash deposits made for original margin requirements. ICE Clear Europe pays CDS clearing members all interest earned on their non-cash margin deposits and charges CDS clearing members 5 basis points for all non-cash deposits, including original margin and Guaranty Fund requirements. The amounts paid to the clearing members are recorded net against other revenues in the accompanying consolidated statements of income and in total were $569,000 and $6.5 million for the nine months ended September 30, 2011 and 2010, respectively, and $1.7 million for the three months ended September 30, 2010.

As of September 30, 2011 and December 31, 2010, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the other ICE Clearing Houses are detailed below (in thousands):

	As of September 30, 2011					As of December 31, 2010
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC
Original margin:
Government securities at face value	$12,762,458	$5,045,323	$78,403	$43,250	$607,867	$10,734,273	$4,256,508	$55,009	$73,085
Money market mutual funds	1,693,608	—	—	—	—	1,109,420	—	—	—
Letters of credit	210,000	2,507,300	3,378	—	—	125,000	1,722,000	3,500	—
Emissions allowances	—	123,120	—	—	—	—	561,018	—	—

Total	$14,666,066	$7,675,743	$81,781	$43,250	$607,867	$11,968,693	$6,539,526	$58,509	$73,085

Guaranty Fund:
Government securities at face value	$215,003	$366,840	$28,763	$7,547	$228,421	$204,405	$138,412	$20,083	$4,347
Money market mutual funds	23,994	—	—	—	—	20,829	—	—	—

Total	$238,997	$366,840	$28,763	$7,547	$228,421	$225,234	$138,412	$20,083	$4,347

10.	Russell Licensing Agreement

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

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of September 30, 2011 and December 31, 2010, the net assets related to the Licensing Agreement are $109.6 million and $90.7 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized on a straight-line basis over their revised contractual life. For the nine months ended September 30, 2011 and 2010, amortization expense relating to the Licensing Agreement was $15.4 million and $19.4 million, respectively, and for the three months ended September 30, 2011 and 2010, amortization expense was $4.8 million and $6.5 million, respectively.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of September 30, 2011, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $21.0 million and $83.6 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the payments and the actual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the nine months ended September 30, 2011 and 2010, interest expense relating to the Licensing Agreement was $4.6 million and $3.8 million, respectively, and for the three months ended September 30, 2011 and 2010, interest expense was $1.6 million and $1.2 million, respectively.

11.	Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and other short-term assets and liabilities. The fair value of our financial instruments are measured based on a three-level hierarchy:

•	Level 1 inputs — quoted prices for identical assets or liabilities in active markets

•	Level 2 inputs — observable inputs other than Level 1 inputs such as quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are directly observable

•	Level 3 inputs — unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities

In general, the Company uses Level 1 and 2 inputs to determine fair value. The Level 1 inputs consist of U.S. Treasury securities and long term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The Level 2 inputs consist of interest rate swap contracts. The Company determined the fair value of the interest rate swap contracts using Level 2 inputs, consisting of standard valuation models that are based on market-based observable inputs including forward interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010. The fair value of short-term and long-term debt approximates carrying value since the rates of interest on the debt adjust to market rates on a periodic basis. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long term investments in equity securities	$400,217	$—	$—	$400,217

Liabilities at fair value:
Interest rate swap contracts	$—	$624	$—	$624

Financial instruments measured at fair value on a recurring basis as of December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$1,999	$—	$—	$1,999

Liabilities at fair value:
Interest rate swap contracts	$—	$2,504	$—	$2,504

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2011 or December 31, 2010. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the nine and three months ended September 30, 2011, there were no assets that were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $11.5 million as of September 30, 2011 and $7.8 million as of December 31, 2010.

12.	Acquisition-Related Transaction Costs

The Company incurred incremental direct acquisition-related transaction costs of $14.8 million and $9.1 million for the nine months ended September 30, 2011 and 2010, respectively, and $5.4 million and $7.0 million for the three months ended September 30, 2011 and 2010, respectively. The costs incurred during the nine and three months ended September 30, 2011 primarily related to the proposed acquisition of certain assets and liabilities of NYSE Euronext and the investment in Cetip (Note 4). The costs incurred during the nine and three months ended September 30, 2010 primarily related to the acquisition of Climate Exchange plc

(“CLE”) that closed in July 2010. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions. Such amounts have been expensed in the accompanying consolidated statements of income as acquisition-related transaction costs.

On April 1, 2011, the Company and NASDAQ OMX Group, Inc. (“NASDAQ OMX”) issued a joint proposal to the board of directors of NYSE Euronext to acquire all of the outstanding shares of NYSE Euronext (the “Proposal”). The Company and NASDAQ OMX had agreed that if the transactions contemplated by the Proposal were consummated, the Company would have acquired NYSE Euronext’s European derivatives businesses and certain other entities and assets of NYSE Euronext, together with their related liabilities, and that all remaining entities and assets of NYSE Euronext, together with their related liabilities, would have been retained by NASDAQ OMX. On May 16, 2011, the Company and NASDAQ OMX announced that following discussion with the Antitrust Division of the U.S. Department of Justice, they withdrew the Proposal to acquire NYSE Euronext. NYSE Euronext was at the time, and continues to be, a party to a definitive agreement to combine with Deutsche Börse AG.

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

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Global OTC Segment	Futures Segment	Market Data Segment	Total	Global OTC Segment	Futures Segment	Market Data Segment	Total
Revenues from external customers	$474,901	$469,183	$56,192	$1,000,276	$438,202	$380,516	$46,203	$864,921
Intersegment revenues	55,946	25,430	25,527	106,903	44,540	22,990	24,960	92,490
Depreciation and amortization	60,945	38,073	45	99,063	55,332	32,416	119	87,867
Operating income	215,549	330,776	52,200	598,525	186,367	260,534	46,767	493,668

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Global OTC Segment	Futures Segment	Market Data Segment	Total	Global OTC Segment	Futures Segment	Market Data Segment	Total
Revenues from external customers	$163,386	$157,740	$19,652	$340,778	$146,578	$125,038	$15,530	$287,146
Intersegment revenues	18,439	8,691	8,800	35,930	15,861	7,627	8,440	31,928
Depreciation and amortization	20,799	12,287	9	33,095	17,909	13,790	40	31,739
Operating income.	70,974	114,777	18,298	204,049	61,850	74,109	15,599	151,558

Revenues from three clearing members of the futures segment comprised 16%, 15% and 12% of the Company’s futures revenues for the nine months ended September 30, 2011 and 17%, 12% and 11% of the Company’s futures revenues for the nine months ended September 30, 2010. Revenues from three clearing members of the futures segment comprised 18%, 15% and 12% of the Company’s futures revenues for the three months ended September 30, 2011 and 16%, 12% and 11% of the Company’s futures revenues for the three months ended September 30, 2010. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for any of the periods presented above.

For the nine and three months ended September 30, 2010, certain segment amounts above have been reclassified to conform to the current periods’ segment financial statement presentation. The primary changes relate to adjustments to the depreciation and amortization expenses for the global OTC segment and the futures segment. All goodwill and other intangible assets from the Company’s acquisitions have historically been recorded in the global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. At the end of 2010, the Company reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. The Company also made these same adjustments for the prior periods.

14.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine months and three months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$382,900	$299,166	$132,631	$96,315

Weighted average common shares outstanding	73,335	73,765	73,139	73,659

Basic earnings per common share	$5.22	$4.06	$1.81	$1.31

Diluted:
Weighted average common shares outstanding	73,335	73,765	73,139	73,659

Effect of dilutive securities:
Stock options and restricted shares	722	812	697	784

Diluted weighted average common shares outstanding	74,057	74,577	73,836	74,443

Diluted earnings per common share	$5.17	$4.01	$1.80	$1.29

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the nine months ended September 30, 2011 and 2010, 248,000 and 245,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

15.	Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

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

We conduct our regulated U.K.-based energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. We operate our OTC energy markets through ICE U.S. OTC Commodity Markets, LLC as an Exempt Commercial Market under the Commodity Exchange Act and our CDS markets through Creditex, our wholly-owned brokerage business. Contracts listed by ICE Futures Europe, as well as our cleared OTC energy swap contracts clear through ICE Clear Europe. ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We clear North American and European CDS contracts submitted by a variety of trade execution venues, including Creditex, through ICE Clear Credit and ICE Clear Europe, respectively.

Our business is primarily transaction-based, and the revenues and profitability in our markets relate directly to the amount, or volume, of trading and clearing activity and the respective execution and clearing fee levels. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts such as equity indexes and foreign exchange, as well as economic conditions, changes in supply/demand dynamics or perceptions, weather, new product introductions, fees, currency moves and interest rates, margin requirements, regulation of our markets and market participants, and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions are also driven by varying levels of volatility and liquidity in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.

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

In April 2011, we entered into a partnership to launch Brix Energia e Futuros S.A., or BRIX, a Brazilian marketplace for electric power. BRIX uses our electronic platform for trading. BRIX launched its Brazilian power markets in July 2011 and all trades are registered with the Camara de Comercializacao de Energia Eletrica, the required Brazilian registry for energy trades. We are a minority owner of BRIX together with a group of Brazilian partners with industrial, energy and regulatory backgrounds.

We acquired 31.6 million shares, or approximately 12.4%, of the common stock of Cetip, S.A., or Cetip, from two Cetip stockholders for an aggregate consideration of $514.1 million in cash on July 15, 2011. The transaction consideration consisted of $304.1 million from our cash on hand and $210.0 million drawn from our revolving credit facilities. We have appointed a representative to Cetip’s board of directors. Cetip is a publicly traded company and is Brazil’s leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives. Cetip offers registration, custody, trading, clearing and settlement to various customers, including banks, brokerage houses, securities dealers, leasing companies, insurance companies, investment funds and pension funds.

Regulatory Update

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Financial Reform Act. The Financial Reform Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. While the Financial Reform Act technically became effective on July 16, 2011, many provisions of the law require the Commodity Futures Trading Commission, or CFTC, and the Securities and Exchange Commission, or SEC, to issue final rules before many of the provisions become effective. While the CFTC and SEC have been proposing rules to implement the Financial Reform Act since August 2010, most of the final rules are still pending. On June 15, 2011, the SEC issued an order delaying the security-based swap provisions of the Financial Reform Act until it releases a detailed plan to implement the legislation. On July 14, 2011, the CFTC issued a similar order delaying most provisions of the Financial Reform Act for up to six months, or until the CFTC passes final rules to implement the legislation.

While most of the Financial Reform Act is delayed, certain provisions have become effective. Our Derivatives Clearing Organizations, or DCOs, and our Designated Contract Markets are now subject to new core principles. On October 18, 2011, the CFTC issued final rulemakings on position limits and on fifteen of the eighteen core principles for DCOs. The new position limit rule places aggregate limits across the spot month and all months on key energy and agricultural contracts. The spot month limit is set at 25 percent of deliverable supply for the contract, which is similar to current position limits, although unlike current practice with each exchange having a separate limit, all exchanges will be aggregated under one limit. Traders are allowed to take up to five times the spot month limit in the financially settled Henry Hub natural gas contract. The spot month limit is an interim final rule and subject to a further 60 day comment period. The spot month rule will become effective 60 days after the CFTC defines “swap.” Position limits on positions outside the spot month will be based upon a formula set at 10 percent of a contract’s first 25,000 of open interest and 2.5 percent thereafter, and unlike current practice with each exchange having a separate limit, all exchanges will be aggregated under one limit. This limit will become effective after the CFTC collects 12 months of swap data to set the position limits, likely in 2013.

This new rule applies to our Henry Hub natural gas contract, our West Texas Intermediate, or WTI, crude oil contract, and the agricultural contacts listed on ICE Futures U.S. For the agricultural contracts, the new limits are very similar to ICE Futures U.S.’s current limits, however, for the WTI and Henry Hub markets, these limits are lower than the limits now in place at our exchanges. The final rulemaking also requires a DCO to allow membership to a clearing firm if the clearing firm has $50 million in adjusted net capital. Currently, ICE Clear Credit requires clearing firms to have $100 million in adjusted net capital. DCOs will have six months to comply with the new requirement. In addition, for financial swaps like credit default swaps, the new rule requires a DCO to collect enough margin to cover a five day liquidation period. ICE Clear Credit is currently in compliance with this requirement. DCOs will be required to collect margin to cover a one day liquidation for energy, agricultural and metal swaps, consistent with current practice. Finally, the rule requires DCOs to collect margin on a gross basis. Currently, ICE Clear Europe collects margin on a net basis. ICE Clear Europe will have a year to comply with the new rule.

In Europe, the member states of the European Union are considering a tax on financial transactions. Each of the member states must agree to impose the tax in order for the tax to be implemented in 2014, which the United Kingdom and some other member states currently oppose. In addition, recent bills introduced before Congress seek to impose a similar tax on U.S. financial transactions. A tax imposed by either the United States or the European Union could adversely impact industry trading volumes.

In addition, the European Union is considering several pieces of financial reform legislation. The Regulation on OTC Derivatives, Clearing Houses and Trade Repositories (formerly known as the European Market Infrastructure Regulation, or EMIR) provides for OTC derivatives to be cleared by clearing houses. The European Commission has published draft revisions to the Markets in Financial Instruments Directive, or MiFID. One proposal contained in the revisions could force open access for clearing and trading. This could impact the processes in use by the market today for trading by requiring clearing houses to accept trades from alternative execution venues. Another proposal would require firms to offer financial or commodity indices on reasonable commercial terms, eliminating the ability of exchanges or clearing houses to have exclusive rights to an index. In addition, MiFID will require that exchanges have position limits or equivalent methods, such as position accountability, to prevent market abuse. Finally, a proposed law on short selling and CDS provides for a prohibition on naked sovereign CDS positions.

For additional information regarding the Financial Reform Act and other regulations affecting our business, please see the regulation and risk factor discussions in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 9, 2011.

MF Global

On October 31, 2011, MF Global Holdings Ltd., or MF Global, together with certain of its subsidiaries, filed for bankruptcy or insolvency protection in the United States and the United Kingdom. Certain subsidiaries of MF Global are clearing members of our clearing houses, including ICE Clear Europe, ICE Clear U.S. and ICE Clear Canada. As a result of the bankruptcy and insolvency filings and missing certain required margin calls, our clearing houses have declared the MF Global subsidiaries in default and the subsidiaries have not been permitted to enter into any new trades and have only been allowed to close out open positions. Pursuant to clearing house rules, our clearing houses are actively managing the defaulted positions. We have committed borrowing capacity under our credit facility to assist our clearing houses with any liquidity that may be needed to both operate and manage a default during a time of financial stress, a portion of which was borrowed to provide temporary liquidity on October 31, 2011. See “Loan Agreements” below.

Technology Update

In 2009, ICE Clear Europe began a project to migrate from its outsourced clearing technology to internally developed clearing technology and related software, called the “ICE Clearing Systems”. The outsourced clearing technology, which was used to clear our futures and OTC energy contracts, was called the Trade Registration System and Clearing Processing System, or TRS/CPS, and was supplied under a licensing agreement with NYSE Euronext Technologies. The ICE Clearing Systems encompass a number of integrated systems, most importantly the Post-Trade Management System, or PTMS, and the Extensible Clearing System, or ECS. The ICE Clearing Systems were already used extensively within ICE Clear U.S. and significant development work had already been undertaken to ensure that all of the required functionality needed for ICE Clear Europe’s energy business was available. The benefits of the transition to the ICE Clearing Systems include modernizing the clearing technology standards to allow our clearing houses to benefit from technology enhancements and to increase our ability to introduce new products, markets and services.

Given the scale of the undertaking, the approach to managing risk was to separate the implementation into three phases. The first phase, which was successfully implemented in January 2010, was to introduce a new standardized set of end of day reconciliation reports. The purpose of this phase was to migrate the end of day trade and position reconciliation processes undertaken by clearing members from data provided by TRS/CPS to data provided by the ICE Clearing System. The second phase, which was successfully implemented in November 2010, was the migration of end of day calculation of initial margin from the TRS/CPS platform to the ICE Clearing System. The completion of the second phase of the migration enabled introduction of additional margining features and enhanced clearing member reporting. The final phase of the migration represented the most significant phase and concluded with the complete removal of TRS/CPS from the ICE Clear Europe clearing environment. This final step delivered complete decommissioning of the TRS/CPS platform with post-trade registration and administration and position-keeping being migrated to the ICE Clearing Systems.

In the final phase, clearing members migrated their systems, which were primarily supplied by third party vendors, from existing TRS/CPS application programming interfaces, or APIs, to the financial information exchange mark-up language, or FIXML, API implemented by the ICE Clearing System. The risks associated with the final phase were managed through several strategies including: (i) separation of the final phase into two stages in order to further compartmentalize and manage risk; (ii) stringent performance and conformance testing for vendor and clearing member systems and operational processes; (iii) extensive training of clearing member staff; and (iv) extensive internal audit oversight. The first stage of the final phase, the pre-transition stage, was successfully implemented in April 2011 with the deployment of the ICE Clearing System in its entirety within ICE Clear Europe for a limited set of new products. The second and final stage, the product transition stage, which began in September 2011, involved a product-by-product migration of existing energy contracts from TRS/CPS to the ICE Clearing Systems. The second stage was completed in October 2011 following a phased product transition and all of ICE Clear Europe’s products are now cleared exclusively on the ICE Clearing Systems.

Variability in Quarterly Comparisons

In addition to general economic conditions and conditions in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors. These factors include geopolitical events, weather, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, the number of trading days in a period and seasonality. Further, we periodically make adjustments to our contract specifications and are currently making changes, or considering changes, to our ICE Brent Crude and ICE Gasoil futures contract among other contracts. The changes to our contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying commodity and may result in fluctuations in trading volume. These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

Consolidated Financial Highlights

The following summarizes significant changes in our consolidated financial performance for the periods presented (dollars in thousands, except per share amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Total revenues	$1,000,276	$864,921	16%	$340,778	$287,146	19%
Total operating expenses	$401,751	$371,253	8%	$136,729	$135,588	1%
Operating income	$598,525	$493,668	21%	$204,049	$151,558	35%
Operating margin	60%	57%	3 bps	60%	53%	7 bps
Total other expense, net	$22,898	$33,876	(32%)	$7,594	$4,317	76%
Income tax expense	$184,153	$153,834	20%	$59,507	$47,328	26%
Effective tax rate	32%	33%	(1 bps )	30%	32%	(2 bps )
Net income attributable to ICE	$382,900	$299,166	28%	$132,631	$96,315	38%
Diluted earnings per share attributable to ICE common shareholders	$5.17	$4.01	29%	$1.80	$1.29	40%
Cash flows from operating activities	$540,785	$378,571	43%

•

Consolidated revenue growth was primarily due to higher trading volume in ICE Brent Crude and ICE Gasoil futures and options contracts, the OTC North American natural gas contracts and the OTC global oil contracts and due to increases in the ICE ECX emission futures and options volumes and revenues.

•	Consolidated operating expenses increased for the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to the following:

•

$11.2 million primarily related to amortization expenses recorded on the intangible assets associated with our acquisition of Climate Exchange plc, or CLE, in July 2010, and due to additional depreciation expenses recorded on fixed asset additions during the fourth quarter of 2010 and during the nine months ended September 30, 2011.

•

$8.3 million primarily related to an increase in our compensation and benefits expenses resulting from an increase in our employee headcount, partially offset by $5.2 million in employee termination costs that we incurred during the comparable period in 2010 following our acquisition of CLE and by a decrease in our broker bonus accruals relating to the reduced Creditex financial performance from the comparable period in 2010.

•

$5.7 million primarily related to the acquisition-related transactions costs incurred for the potential acquisition of NYSE Euronext and the Cetip investment during the current year period, offset by costs incurred during the prior year period related to the acquisition of CLE.

•

$5.2 million primarily related to an increase in our technology hosting expenses, hardware and software support expenses, regulatory compliance costs and other license fees, all of which resulted from the growth of our business.

•

Consolidated other expense, net decreased for the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to the $15.1 million loss that we incurred during the nine months ended September 30, 2010 on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE.

•

Excluding our acquisition-related transaction costs, net of taxes, consolidated net income attributable to ICE for the nine and three months ended September 30, 2011 would have been $394.1 million and $138.0 million, respectively. See “Non-GAAP Financial Measures” below.

Segment Reporting

For financial reporting purposes, our business is currently divided into three reportable segments: our futures segment, our global OTC segment and our market data segment. In our futures markets, we offer trading and clearing in standardized derivative contracts on our regulated exchanges. In our OTC markets, which include energy markets and credit derivatives, we offer electronic trading, clearing and brokerage services. Through our market data segment, we offer a variety of market data services and products for both futures and OTC market participants and observers. For a discussion of these segments and related financial disclosure, refer to Note 13 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Intersegment Fees

Intersegment fees include charges for developing, operating, managing and supporting the platform for electronic trading and clearing in our futures segment. Our global OTC segment provides and supports the platform for electronic trading and clearing in our futures segment. Our futures segment and our global OTC segment provide access to trading data to our market data segment. Our market data segment provides marketing and other promotional services to our global OTC segment. These internal charges are reflected as intersegment revenues and expenses. We determine the intercompany or intersegment fees to be paid by the business segments based on transfer pricing standards and independent documentation. We expect that the intersegment fees will continue to have no significant impact on our consolidated operating results.

Our Futures Segment

The following table presents selected statement of income data for our futures segment (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures and options	$143,313	$108,676	32%	$48,158	$35,460	36%
ICE Gasoil futures and options	74,427	58,396	27	25,418	19,529	30
Sugar futures and options	57,367	58,130	(1)	19,255	18,530	4
ICE ECX emission futures and options	46,228	29,234	58	16,928	11,778	44
ICE WTI Crude futures and options	35,513	37,730	(6)	10,096	12,153	(17)
Russell Index futures and options	30,811	24,388	26	11,680	7,931	47
Cotton futures and options	16,135	14,052	15	3,953	4,600	(14)
Other futures products and options	57,351	46,380	24	19,516	14,614	34

Total transaction and clearing fees, net	461,145	376,986	22	155,004	124,595	24
Intersegment fees	25,430	22,990	11	8,691	7,627	14
Other	8,038	3,530	128	2,736	443	518

Total revenues	494,613	403,506	23	166,431	132,665	25

Operating expenses:
Intersegment expenses	52,926	42,028	26	17,357	14,918	16
Other operating expenses	110,911	100,944	10	34,297	43,638	(21)

Total operating expenses	163,837	142,972	15	51,654	58,556	(12)

Operating income	$330,776	$260,534	27%	$114,777	$74,109	55%

Our futures segment’s transaction and clearing fees increased from the comparable periods in 2010 primarily due to increases in the trading volumes in the ICE Brent Crude and ICE Gasoil futures and options contracts. Volume in the Brent crude and Gasoil markets increased from the prior year periods due to several factors, including increased trading activity stimulated by the wide differential between Brent and WTI crude prices as a result of physical supplies, political unrest in the Middle East and the impact on global commodity markets of the Japanese earthquake. Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinationals, to price their crude oil production. We believe that market participants are increasingly relying on the Brent contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 50% and 52% market share of the global oil futures contracts trading for the nine and three months ended September 30, 2011, respectively, compared to a 47% market share for both the nine and three months ended September 30, 2010. Volume in our Gasoil contract also increased due to its role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market.

Revenues in our ICE ECX emission futures and options contracts increased from the prior year periods primarily due to increases in our trading volumes and due to our recognition of 100% of the revenues from the ICE ECX emission contracts during the nine and three months ended September 30, 2011, following our acquisition of CLE in July 2010. During the comparable periods in 2010 prior to our acquisition, we only recognized a portion of the total ICE ECX emission futures and option revenues under our prior licensing agreement with CLE.

The Russell Index futures and options contracts set monthly volume records in August 2011 and September 2011. The increase in U.S. equity market volatility was a key factor as the Russell Index and other major indexes experienced their highest volatility levels in the past three years. Along with the heightened volatility, there was a significant amount of institutional hedging activity utilizing the Russell Index to adjust risk exposure in small cap issues. The increase in other futures products and options revenues from the comparable periods in 2010 is primarily due to increased trading volumes in our U.K. natural gas, canola, cocoa, and U.S. Dollar Index futures and options contracts.

Our futures segment transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $154.3 million and $124.8 million for the nine months ended September 30, 2011 and 2010, respectively, and $56.8 million and $42.8 million for the three months ended September 30, 2011 and 2010, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate.

The increase in other revenues is primarily due to a reduction in the net interest paid to clearing members for their futures cash margin deposits at ICE Clear Europe for the nine and three months ended September 30, 2011 compared to the same periods in 2010. This interest paid to clearing members is recorded as a reduction to other revenues. Effective January 1, 2011, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits. This also applies to our global OTC segment relating to OTC cleared energy cash margin deposits at ICE Clear Europe.

The increased intersegment fees being charged from our global OTC segment to our futures segment for the nine and three months ended September 30, 2011 primarily relates to increased expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic trading and clearing and due to the increased trading volume of the futures segment during the nine and three months ended September 30, 2011.

The decrease in other operating expenses for the three months ended September 30, 2011, from the comparable period in 2010, was primarily due to the $7.0 million in acquisition-related transaction costs that we incurred in our futures segment relating to the CLE acquisition during the three months ended September 30, 2010 and also due to $2.6 million in employee termination costs that we incurred in our futures segment following our acquisition of CLE during the three months ended September 30, 2010.

For the nine and three months ended September 30, 2010, certain segment amounts above, and in our global OTC segment, have been reclassified to conform to our current period’s segment financial statement presentation. The primary changes relate to adjustments to our depreciation and amortization expenses. All goodwill and other intangible assets from our acquisitions have historically been recorded in our global OTC segment, including the amortization expenses associated with the finite-lived intangible assets. At the end of 2010, we reclassified the goodwill and other intangible assets, and the related amortization expenses, from the global OTC segment to the futures segment for those acquisitions that relate to the futures segment. We made these same adjustments for the prior periods.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Number of futures and options contracts traded:
ICE Brent Crude futures and options	100,738	75,238	34%	34,526	24,517	41%
ICE Gasoil futures and options	49,543	38,630	28	17,084	13,155	30
ICE WTI Crude futures and options	41,388	40,146	3	12,041	13,217	(9)
Russell Index futures and options	33,506	31,956	5	14,435	10,924	32
Sugar futures and options	26,357	28,983	(9)	8,339	9,350	(11)
Cotton futures and options	6,415	5,696	13	1,534	1,916	(20)
ICE ECX emission futures and options	5,420	4,739	14	2,085	1,372	52
Other futures and options	28,113	22,635	24	10,138	7,197	41

Total	291,480	248,023	18%	100,182	81,648	23%

Futures average daily volume	1,542	1,319	17%	1,566	1,276	23%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of September 30,
	2011	2010	Change
Open interest – futures and options contracts:
ICE Brent Crude futures and options	1,390	842	65%
ICE Gasoil futures and options	642	717	(10)
ICE WTI Crude futures and options	678	560	21
Russell Index futures and options	495	424	17
Sugar futures and options	1,060	1,237	(14)
Cotton futures and options	491	586	(16)
ICE ECX emission futures and options	1,253	1,085	15
Coffee futures and options	351	365	(4)
Cocoa futures and options	297	182	63
Other futures and options	910	854	6

Total	7,567	6,852	10%

The following table presents key futures transaction volume information, as well as other selected futures operating information (dollars in thousands, except rate per contact amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Futures average daily trading and clearing revenues:
U.K. futures average daily exchange and clearing revenues	$1,682	$1,320	28%	$1,678	$1,292	30%
U.S. and Canadian futures average daily exchange and clearing revenues	758	686	11	744	655	14

Total futures average daily trading and clearing revenues	$2,440	$2,006	22%	$2,422	$1,947	24%

Futures rate per contract:
Energy futures and options rate per contract	$1.56	$1.52	3%	$1.57	$1.54	1%
Agricultural commodity futures and options rate per contract	$2.30	$2.15	7%	$2.38	$2.14	11%
Financial futures and options rate per contract	$0.93	$0.78	20%	$0.82	$0.73	12%

Our Global OTC Segment

The following table presents selected statement of income data for our global OTC segment (dollars in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas	$187,657	$167,085	12%	$62,699	$57,544	9%
Credit default swaps	125,692	128,050	(2)	45,543	42,304	8
North American power	69,107	70,869	(2)	22,317	21,472	4
Global oil and other	39,738	22,972	73	14,048	8,152	72
Electronic trade confirmation	5,721	6,062	(6)	1,899	2,035	(7)

Total transaction and clearing fees, net	427,915	395,038	8	146,506	131,507	11
Intersegment fees	55,946	44,540	26	18,439	15,861	16
Market data fees	36,165	35,401	2	12,572	12,006	5
Other	10,821	7,763	39	4,308	3,065	41

Total revenues	530,847	482,742	10	181,825	162,439	12

Operating expenses:
Intersegment expenses	27,111	27,330	(1)	9,376	9,230	2
Other operating expenses	288,187	269,045	7	101,475	91,359	11

Total operating expenses	315,298	296,375	6	110,851	100,589	10

Operating income	$215,549	$186,367	16%	$70,974	$61,850	15%

Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction and clearing fees paid by participants based on the underlying commodity volume for each trade that they execute or clear. Our global OTC segment includes costs associated with our trading and clearing platforms, as well as corporate overhead costs. The market data fees above relate to view only data access to our OTC markets.

Our global OTC segment’s transaction and clearing fees increased from the comparable periods in 2010 primarily due to increased trading volume in North American natural gas and global oil contracts. Contract volume in our North American natural gas markets increased 29% to 244.0 million contracts traded during the nine months ended September 30, 2011 from 189.3 million contracts traded during the nine months ended September 30, 2010 and increased 29% to 86.2 million contracts trading during the three months ended September 30, 2011 from 66.8 million contracts trading during the three months ended September 30, 2010. Volume in our North American natural gas markets increased due to the introduction of new products and increased natural gas options volume.

Volume in our global oil markets increased 46% to 6.2 million contracts during the nine months ended September 30, 2011 from 4.3 million contracts during the comparable period in 2010 and increased 58% to 2.2 million contracts during the three months ended September 30, 2011 from 1.4 million contracts during the comparable period in 2010. These increases were primarily due to the successful launch of new cleared global oil contracts throughout 2010 and into the first nine months of 2011.

CDS trade execution revenues at Creditex decreased $6.2 million during the nine months ended September 30, 2011 from the comparable period in 2010 and increased $2.3 million during the three months ended September 30, 2011 from the comparable period in 2010. Trading volumes in the CDS market declined year-over-year impacting Creditex revenue performance for the nine months ended September 30, 2011. Diminished CDS trading by dealer clients, reduced perceptions of credit risk and significant regulatory uncertainty all contributed to lower revenues. The decline in CDS trading revenues was offset by an increase in CDS clearing revenues. CDS clearing revenues at ICE Clear Credit and ICE Clear Europe increased from $45.0 million during the nine months ended September 30, 2010 to $48.8 million during the nine months ended September 30, 2011 and increased from $17.6 million during the three months ended September 30, 2010 to $18.5 million during the three months ended September 30, 2011.

During the nine months ended September 30, 2011 and 2010, ICE Clear Credit cleared $4.9 trillion and $4.1 trillion, respectively, of CDS notional value, and during the three months ended September 30, 2011 and 2010, ICE Clear Credit cleared $2.0 trillion and $1.2 trillion, respectively, of CDS notional value. During the nine months ended September 30, 2011 and 2010, ICE Clear Europe cleared $3.8 trillion and $3.4 trillion, respectively, of CDS notional value, and during the three months ended September 30, 2011 and 2010, ICE Clear Europe cleared $1.8 trillion and $1.0 trillion, respectively, of CDS notional value.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $72.7 million and $37.0 million for the nine months ended September 30, 2011 and 2010, respectively, and $29.2 million and $13.6 million for the three months ended September 30, 2011 and 2010, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the period.

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS traded in our OTC markets:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Total Volume/Notional Value - OTC:
North American natural gas (in million British thermal units, or MMBtu)	607,980	473,314	28%	213,423	167,010	28%
North American power (in million megawatt hours)	4,884	5,072	(4)	1,599	1,541	4
Global oil (in equivalent million barrels of oil)	13,502	8,565	58	4,797	3,008	59
Credit default swaps (notional value in billions of dollars)	$1,412	$1,815	(22)	$460	$558	(18)

The following table presents the number of contracts traded in our OTC energy markets (in thousands, expect for percentages):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Number of OTC energy contracts traded:
North American natural gas	244,013	189,332	29%	86,200	66,804	29%
North American power(1)	51,124	51,278	—	18,610	15,469	20
Global oil and other(1)	7,213	4,801	50	2,506	1,564	60

Total	302,350	245,411	23%	107,316	83,837	28%

OTC energy average daily volume	1,600	1,305	23%	1,677	1,310	28%

(1)	The North American power and global oil and other contract volumes in the table above have been adjusted for all periods to reflect the unit volume in which fees are charged to our customers. The contract volumes we previously disclosed for the nine and three months ended September 30, 2010 were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

As of September 30, 2011, open interest of $1.6 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.1 trillion as of September 30, 2010. The following table presents quarter-end open interest for our cleared OTC energy contracts (in thousands, except for percentages):

	As of September 30,		Change
	2011	2010
Open interest – cleared OTC energy contracts:
North American natural gas	22,229	12,448	79%
North American power(1)	21,127	20,808	2
Global oil and other	1,584	1,066	49

Total	44,940	34,322	31%

(1)	The North American power contract volumes in the table above have been adjusted for all periods to reflect the unit volume in which fees are charged to our customers. The contract volumes we previously disclosed as of September 30, 2010 were based on equivalent futures contract sizes. We believe that the current unit volume reflects a more consistent view of our contract volumes.

The following table presents the OTC average daily trading and clearing revenues (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Bilateral OTC energy average daily commission revenues	$103	$99	4%	$98	$98	—%
Cleared OTC energy average daily commission and clearing revenues	1,466	1,288	14	1,450	1,264	15

Total OTC energy average daily commission and clearing revenues	1,569	1,387	13	1,548	1,362	14

Global CDS OTC average daily commission and clearing revenues	665	681	(2)	712	661	8

Total OTC average daily trading and clearing revenues	$2,234	$2,068	8%	$2,260	$2,023	12%

Our Market Data Segment

The following table presents selected statement of income data for our market data segment (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Revenues:
Market data fees	$56,166	$46,166	22%	$19,640	$15,522	27%
Intersegment fees	25,527	24,960	2	8,800	8,440	4
Other	26	37	(30)	12	8	50

Total revenues	81,719	71,163	15	28,452	23,970	19

Operating expenses:
Intersegment expenses	26,866	23,132	16	9,197	7,780	18
Other operating expenses	2,653	1,264	110	957	591	62

Total operating expenses	29,519	24,396	21	10,154	8,371	21

Operating income	$52,200	$46,767	12%	$18,298	$15,599	17%

We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the nine months ended September 30, 2011 and 2010, we recognized $41.1 million and $35.6 million, respectively, in terminal and license fees from data vendors in our market data segment, and $13.4 million and $12.0 million, respectively, during the three months ended September 30, 2011 and 2010. We also earn subscription fee revenues from direct access services, OTC daily indexes, futures terminal fees and OTC and futures end of day reports. In addition, we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Compensation and benefits	$187,951	$179,696	5%	$64,137	$62,586	2%
Professional services	24,970	24,840	1	8,743	8,262	6
Acquisition-related transaction costs	14,760	9,062	63	5,446	7,019	(22)
Selling, general and administrative	75,007	69,788	7	25,308	25,982	(3)
Depreciation and amortization	99,063	87,867	13	33,095	31,739	4

Total operating expenses	$401,751	$371,253	8%	$136,729	$135,588	1%

Consolidated compensation and benefits expenses increased from the comparable periods in 2010 primarily due to an increase in our employee headcount, partially offset by $5.2 million in employee termination costs that we incurred during the three months ended September 30, 2010 following our acquisition of CLE and by a decrease in our broker bonus accruals relating to the reduced Creditex financial performance for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. We had 984 employees as of September 30, 2011, which is an increase of 4% from 947 employees as of September 30, 2010, primarily due to hiring for clearing, technology and compliance operations, and due to our acquisitions over the last year. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $40.5 million and $38.5 million for the nine months ended September 30, 2011 and 2010, respectively, and $13.6 million and $12.1 million for the three months ended September 30, 2011 and 2010, respectively.

Consolidated acquisition-related transaction costs increased for the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to the costs incurred during 2011 relating to the potential acquisition of NYSE Euronext and the Cetip investment that closed in July 2011, as compared to costs incurred during 2010 primarily relating to our acquisition of CLE that closed in July 2010. These costs largely relate to investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions.

Consolidated selling, general and administrative expenses increased for the nine months ended September 30, 2011 from the comparable period in 2010 primarily due to an increase in our technology hosting expenses, hardware and software support expenses, regulatory compliance costs and other license fees, all of which resulted from the growth of our business. Consolidated selling, general and administrative expenses decreased for the three months ended September 30, 2011 from the comparable period in 2010 primarily due to increases in estimates of certain contingent liabilities associated with taxes other than income taxes that we incurred during the three months ended September 30, 2010.

Consolidated depreciation and amortization expenses increased from the comparable periods in 2010 primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010 and due to additional depreciation expenses recorded on fixed asset additions during the fourth quarter of 2010 and during the nine months ended September 30, 2011. We recorded amortization expenses on the intangible assets acquired as part of our acquisitions and on the Russell licensing agreement intangible assets of $57.3 million and $50.6 million for the nine months ended September 30, 2011 and 2010, respectively, and $18.8 million and $19.2 million for the three months ended September 30, 2011 and 2010, respectively. We recorded depreciation expenses on our fixed assets of $41.7 million and $37.2 million for the nine months ended September 30, 2011 and 2010, respectively, and $14.3 million and $12.6 million for the three months ended September 30, 2011 and 2010, respectively.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Other income (expense)
Interest and investment income	$2,742	$1,544	78%	$908	$478	90%
Interest expense	(24,821)	(22,123)	12	(8,244)	(7,511)	10
Other income (expense), net	(819)	(13,297)	n.m.	(258)	2,716	n.m.

Total other expense, net	($22,898)	($33,876)	(32%)	($7,594)	($4,317)	76%

Net income attributable to noncontrolling interest	($8,574)	($6,792)	26%	($4,317)	($3,598)	20%

n.m. in the table above stands for not meaningful.

The increases in consolidated interest expense are primarily due to an increase in the overall amount of the debt outstanding during the periods in 2011 due to the issuance of the $400.0 million three-year senior unsecured term loan facility in August 2010 and the $210.0 million borrowed under the revolving credit facilities during July 2011. See “Loan Agreements” below. These increases in interest expense were partially offset by a reduction in the outstanding principal amounts, and resulting interest payments, on the original two term loans and the new term loan facility during the current periods compared to the prior year periods due to scheduled repayments over the last year.

During the nine and three months ended September 30, 2010, we recognized losses of $15.1 million and $802,000, respectively, on our foreign currency option hedge relating to the pounds sterling cash consideration paid to acquire CLE, which were recorded as other expense. During the three months ended September 30, 2010, we recognized a net gain of $1.8 million on the CLE acquisition based upon the difference between the £7.50 (pounds sterling) per share acquisition price versus the £6.45 per share price at which we purchased our existing 4.8% stake in CLE. This gain was recorded as other income and is net of $1.7 million in foreign currency translation losses which were reclassified from accumulated other comprehensive income and relates to the movement of the pound sterling to the U.S. dollar since the previous acquisition was made in pounds sterling, which is not our functional currency.

During the third quarter of 2011, we settled two outstanding legal matters by paying the separate plaintiffs a cash payment, and sold our minority stake in an exchange located in China that was acquired as part of the assets of CLE. The two legal settlements and the divestiture, none of which were significant, resulted in a net loss of $1.5 million for both the nine and three months ended September 30, 2011, and was recorded as other expense, net.

We also incurred foreign currency transaction gains (losses) of $1.8 million and ($424,000) for the nine months ended September 30, 2011 and 2010, respectively, and $1.3 million for the both the three months ended September 30, 2011 and 2010. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates primarily to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest as of September 30, 2011. Included in the results for the nine months ended September 30, 2010 is a $2.1 million decrease to net income attributable to noncontrolling interest as a result of modifications to the agreements with the minority partners that occurred during the second quarter of 2010.

Income Tax Provision

Consolidated income tax expense increased $30.3 million to $184.2 million for the nine months ended September 30, 2011 from $153.8 million for the comparable period in 2010, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 32% for the nine months ended September 30, 2011 from 33% for the comparable period in 2010. Consolidated income tax expense increased $12.2 million to $59.5 million for the three months ended September 30, 2011 from $47.3 million for the comparable period in 2010, primarily due to the increase in our pre-tax income. Our effective tax rate decreased to 30% for the three months ended September 30, 2011 from 32% for the comparable period in 2010, primarily due to favorable foreign income tax rate differentials reflecting current estimates of the full year mix of income between U.S. and foreign jurisdictions and foreign rate reductions. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2011, the United Kingdom reduced corporate income tax rates from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012.

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

	Three Months Ended,
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures and options	$48,158	$46,593	$48,562	$36,602	$35,460
ICE Gasoil futures and options	25,418	22,235	26,774	20,717	19,529
Sugar futures and options	19,255	20,423	17,689	16,408	18,531
ICE ECX emission futures and options	16,928	15,049	14,251	11,889	11,778
ICE WTI Crude futures and options	10,096	10,695	14,722	11,116	12,153
Russell Index futures and options.	11,680	9,478	9,653	7,949	7,931
Cotton futures and options	3,953	5,636	6,546	7,012	4,600
Other futures products and options	19,516	18,814	19,021	15,019	14,613
OTC:
North American natural gas	62,699	61,127	63,831	54,771	57,544
Credit default swaps	45,543	41,072	39,077	37,639	42,304
North American power	22,317	22,506	24,284	21,376	21,472
Global oil and other	14,048	13,002	12,688	9,025	8,152
Electronic trade confirmation services	1,899	1,910	1,912	1,907	2,035
Market data fees	32,212	30,699	29,420	27,608	27,528
Other	7,056	5,979	5,850	5,985	3,516

Total revenues	340,778	325,218	334,280	285,023	287,146

Operating expenses:
Compensation and benefits	64,137	62,176	61,638	56,953	62,586
Professional services	8,743	8,422	7,805	7,757	8,262
Acquisition-related transaction costs	5,446	5,877	3,437	934	7,019
Selling, general and administrative	25,308	25,028	24,671	27,456	25,982
Depreciation and amortization	33,095	32,837	33,131	33,342	31,739

Total operating expenses	136,729	134,340	130,682	126,442	135,588

Operating income	204,049	190,878	203,598	158,581	151,558
Other expense, net	7,594	7,810	7,494	8,231	4,317
Income tax expense	59,507	58,696	65,950	48,541	47,328

Net income	$136,948	$124,372	$130,154	$101,809	$99,913

Net income attributable to noncontrolling interest	(4,317)	(3,007)	(1,250)	(2,677)	(3,598)

Net income attributable to ICE	$132,631	$121,365	$128,904	$99,132	$96,315

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity. See “Future Capital Requirements” below.

Consolidated cash and cash equivalents were $497.3 million and $621.8 million as of September 30, 2011 and December 31, 2010, respectively. We had $400.2 million and $2.0 million in short-term and long-term investments as of September 30, 2011 and December 31, 2010, respectively, and $209.1 million and $219.3 million in short-term and long-term restricted cash as of September 30, 2011 and December 31, 2010, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months and with maturities of less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of September 30, 2011, the amount of unrestricted cash held by our non-U.S. subsidiaries was $327.8 million and is considered to be indefinitely reinvested overseas such that no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. If these funds are needed for our operations in the United States, any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries.

In February 2010, our board of directors authorized us to repurchase up to $300.0 million in our common stock. During the three months ended September 30, 2010, we repurchased 937,500 shares of our common stock at a cost of $90.4 million on the open market. During the three months ended June 30, 2011, we repurchased 211,820 shares of our common stock at a cost of $25.0 million on the open market and during the three months ended September 30, 2011, we repurchased 938,300 shares at a cost of $103.2 million on the open market. In September 2011, our board of directors authorized us to repurchase up to an additional $300.0 million in our common stock. This authorization is in addition to the $81.4 million remaining available under the February 2010 authorization as of September 30, 2011. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$540,785	$378,571
Investing activities	(550,484)	(618,550)
Financing activities	(114,683)	225,915
Effect of exchange rate changes	(107)	797

Net decrease in cash and cash equivalents	$(124,489)	$(13,267)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. The $162.2 million increase in net cash provided by operating activities for the nine months ended September 30, 2011, from the comparable period in 2010, is primarily due to the $85.5 million increase in our net income for the nine months ended September 30, 2011, from the comparable period in 2010, the timing of various tax payments for 2011 and 2010, and to fluctuations in working capital.

Investing Activities

Consolidated net cash used in investing activities for the nine months ended September 30, 2011 and 2010 primarily relates to purchases of available-for-sale investments, cash paid for acquisitions, cash paid for a foreign currency option hedge, changes in the restricted cash balances, capitalized software development costs and capital expenditures. We paid cash for investments classified as available-for-sale investments of $514.1 million and $3.9 million for the nine months ended September 30, 2011 and 2010, respectively, with the 2011 increase primarily relating to the Cetip investment in July 2011. We paid out cash for acquisitions, net of cash acquired, of $553.0 million for the nine months ended September 30, 2010 relating to the CLE acquisition in July 2010. We purchased a foreign currency option hedge relating to our acquisition of CLE of $15.1 million during the nine months ended September 30, 2010. We had a net decrease (increase) in restricted cash of $11.2 million and ($13.6 million) for the nine months ended September 30, 2011 and 2010, respectively, primarily related to changes in the regulatory capital at our clearing houses. We incurred capitalized software development costs of $23.1 million and $19.6 million for the nine months ended September 30, 2011 and 2010, respectively, and we had capital expenditures of $19.4 million and $17.4 million for the nine months ended September 30, 2011 and 2010, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses.

Financing Activities

Consolidated net cash used in financing activities for the nine months ended September 30, 2011 primarily relates to $187.0 million in repayments under the credit facilities and $125.2 million in repurchases of common stock, partially offset by $210.0 million in gross proceeds from the credit facilities. Consolidated net cash provided by financing activities for the nine months ended September 30, 2010 primarily relates to $620.0 million in proceeds from the credit facilities, partially offset by $293.5 million in repayments under the credit facilities and $90.4 million in repurchases of our common stock.

Loan Agreements

We have aggregate $725.0 million three-year senior unsecured revolving credit facilities, or the Revolving Credit Facilities. The Revolving Credit Facilities consist of (i) an aggregate $575.0 million unsecured revolving U.S. dollar credit facility, pursuant to which we may borrow, repay and reborrow up to $575.0 million in U.S. dollars, and (ii) an aggregate $150.0 million unsecured revolving multicurrency credit facility, pursuant to which we may borrow, repay and reborrow up to the U.S. dollar equivalent of $150.0 million in U.S. dollars, euros or pounds sterling, at our option. The Revolving Credit Facilities mature on March 31, 2013.

We acquired approximately 12.4% of the common stock of Cetip for $514.1 million in cash on July 15, 2011. The transaction consideration consisted of $304.1 million from our cash on hand and $210.0 million drawn from the Revolving Credit Facilities. As of September 30, 2011, we have a LIBOR-rate loan with a stated interest rate of 2.25% per annum related to the $210.0 million that is outstanding under the Revolving Credit Facilities, which is required to be repaid on March 31, 2013.

Of the amounts available under the Revolving Credit Facilities, (i) $150.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Europe, (ii) $100.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear Credit, (iii) $50.0 million of such amounts has been reserved to provide liquidity for the clearing operations of ICE Clear U.S., and (iv) $3.0 million of such amounts has been reserved to provide liquidity for certain of the clearing operations of ICE Clear Canada. After factoring in the $210.0 million borrowed under the Revolving Credit Facilities for the Cetip investment, the remaining $212.0 million available under the Revolving Credit Facilities may be used by us for working capital and general corporate purposes.

Subsequent to September 30, 2011, we borrowed $203.0 million under the Revolving Credit Facilities for liquidity purposes for three of our clearing houses in preparation for the management of the insolvency of MF Global. Of the $203.0 million borrowed, $150.0 million was borrowed under the reserved amount for ICE Clear Europe, $50.0 million was borrowed under the reserved amount for ICE Clear U.S. and $3.0 million was borrowed under the reserved amount for ICE Clear Canada. The $100.0 million reserved for ICE Clear Credit remains reserved and is the only amount remaining as reserved capacity for our clearing houses. The clearing houses may not need to use the borrowed funds and when we repay the amounts borrowed for our three clearing houses, the reserved amounts for ICE Clear Europe, ICE Clear U.S. and ICE Clear Canada will be replenished based on the corresponding amount that has been repaid.

As of September 30, 2011, we had an aggregate of $391.5 million outstanding under various term loans, of which $280.0 million is outstanding under a three-year senior unsecured term loan and $111.5 million in aggregate is outstanding under two additional term loans. Amounts repaid under the term loans may not be reborrowed. As of September 30, 2011, we have a LIBOR-rate loan with a stated interest rate of 2.235% per annum related to the $280.0 million term loan.

The credit facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. As of September 30, 2011, we were in compliance with all applicable covenants.

We have entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to the $111.5 million in outstanding debt under our original two term loans as of September 30, 2011, which are effective through the maturity dates of our term loans.

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

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund over a two-year period and have already contributed $30.1 million to the ICE Clear Credit guaranty fund and

$10.0 million to the ICE Clear Europe CDS guaranty fund as of September 30, 2011. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $59.9 million, and if such profits are not sufficient to fund the remaining obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. The remaining $19.9 million contribution to the ICE Clear Credit guaranty fund is required to be made by December 14, 2011. The date for the remaining $40.0 million contribution to the ICE Clear Europe CDS guaranty fund has not yet been determined.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Clear Credit, ICE Clear U.S. and ICE Clear Canada and the $210.0 million borrowed for the Cetip investment, we currently have $212.0 million available under our Revolving Credit Facilities for general corporate purposes. The Revolving Credit Facilities are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to raise the necessary funds. We are currently in discussions with various banks and other third parties to increase our Revolving Credit Facilities and restructure our current debt outstanding. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our working capital needs and capital expenditure requirements at least through the end of 2012.

Non-GAAP Financial Measures

Below we provide adjusted net income attributable to ICE and adjusted earnings per share attributable to ICE common shareholders as additional information regarding our operating results. We use these non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our U.S. generally accepted accounting principles, or GAAP, results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.

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

During the nine months and three months ended September 30, 2011 and 2010, we recognized acquisition-related transaction costs as we continued to explore acquisitions and other strategic opportunities to strengthen our competitive position and support our growth, including transaction costs relating to the potential acquisition of NYSE Euronext and the investment in Cetip that we incurred during the nine and three months ended September 30, 2011 and transaction costs relating to the acquisition of CLE that we incurred during the nine and three months ended September 30, 2010. During the nine and three months ended September 30, 2010, we incurred charges associated with our acquisition of CLE, including the currency hedge that was purchased at the time of the CLE transaction announcement, acquisition-related severance costs and a net gain on the sale of our existing CLE ownership. The tax effects of these items are calculated by applying specific legal entity and jurisdictional marginal tax rates. Adjusted net income attributable to ICE for the periods presented below is calculated by adding net income attributable to ICE, the adjustments described above, which costs are not reflective of our core business performance, and their related income tax effect.

The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders as follows for the following periods (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to ICE	$382,900	$299,166	$132,631	$96,315
Add: Acquisition-related transaction costs	14,760	9,062	5,446	7,019
Add: Loss on hedge related to CLE acquisition	—	15,080	—	802
Add: Severance costs relating to acquisitions	—	5,716	—	5,196
Less: Net gain on existing 4.8% ownership of CLE	—	(1,825)	—	(1,825)
Less: Income tax benefit effect related to the items above	(3,528)	(6,149)	(70)	(1,579)

Adjusted net income attributable to ICE	$394,132	$321,050	$138,007	$105,928

Earnings per share attributable to ICE common shareholders:
Basic	$5.22	$4.06	$1.81	$1.31

Diluted	$5.17	$4.01	$1.80	$1.29

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$5.37	$4.35	$1.89	$1.44

Adjusted diluted	$5.32	$4.30	$1.87	$1.42

Weighted average common shares outstanding:
Basic	73,335	73,765	73,139	73,659

Diluted	74,057	74,577	73,836	74,443

Contractual Obligations and Commercial Commitments

As discussed above, we borrowed $210.0 million under our Revolving Credit Facilities during the three months ended September 30, 2011. As of September 30, 2011, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010, or our 2010 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any relationships to unconsolidated entities or financial partnerships that have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually limited purpose.

New and Recently Adopted Accounting Pronouncements

In the third quarter of 2011, there were no significant new and recently adopted accounting pronouncements that are applicable to us.

Critical Accounting Policies and Estimates

In the third quarter of 2011, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term restricted cash and indebtedness. As of September 30, 2011 and December 31, 2010, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $1.1 billion and $843.1 million, respectively, of which $163.9 million and $98.2 million, respectively, were denominated in pounds sterling, euros or Canadian dollars and, as of September 30, 2011, $400.2 were denominated in Brazilian reais relating to our Cetip investment. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $3.3 million, assuming no change in the amount or composition of our cash and cash equivalents, long-term investments and short-term and long-term restricted cash.

As of September 30, 2011, we had $601.5 million in outstanding indebtedness, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $6.0 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our outstanding debt are currently reset on a monthly, quarterly or semi-annual basis. We entered into interest rate swap contracts to reduce our exposure to interest rate volatility related to $111.5 million of our outstanding debt, which are effective through the maturity dates of these term loan facilities. These contracts fix the interest rate at 4.26% on the $37.5 million term loan facility that is outstanding as of September 30, 2011, and at 4.36% on the $74.0 million term loan facility that is outstanding as of September 30, 2011. In return, we will receive the one-month LIBOR-rate plus 250 basis points. These swaps are designated as cash flow hedges.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through ICE Futures Europe, ICE Clear Europe and Creditex and all sales through ICE Futures Canada. We may experience gains or losses from foreign currency transactions in the future given that there are net assets or net liabilities and revenues and expenses of our U.S., U.K., European and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. Of our consolidated revenues, 13% and 10% were denominated in pounds sterling, euros or Canadian dollars for the nine months ended September 30, 2011 and 2010, respectively, and 14% and 12% for the three months ended September 30, 2011 and 2010, respectively. Of our consolidated operating expenses, 21% and 23% were denominated in pounds sterling or Canadian dollars for the nine months ended September 30, 2011 and 2010, respectively, and 21% and 25% during the three months ended September 30, 2011 and 2010, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. A 10% adverse change in the underlying foreign currency exchange rates would decrease annual pre-tax earnings by $2.8 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. We had foreign currency transaction gains (losses) of $1.8 million and ($424,000) for the nine months ended September 30, 2011 and 2010, respectively, and foreign currency transaction gains of $1.3 million for both the three months ended September 30, 2011 and 2010, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. The average exchange rate of the pound sterling to the U.S. dollar increased from 1.5341 for the nine months ended September 30, 2010 to 1.6148 for the nine months ended September 30, 2011. The average exchange rate of the euro to the U.S. dollar increased from 1.3159 for the nine months ended September 30, 2010 to 1.4070 for the nine months ended September 30, 2011.

We entered into foreign currency hedging transactions during the nine months ended September 30, 2011 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 91% for the nine months ended September 30, 2011.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K., European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of September 30, 2011 and December 31, 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $42.5 million and $41.8 million, respectively. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar increased from 1.5428 as of December 31, 2010 to 1.5623 as of September 30, 2011. The period-end foreign currency exchange rate for the euro to the U.S. dollar increased from 1.3291 as of December 31, 2010 to 1.3590 as of September 30, 2011. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 0.9999 as of December 31, 2010 to 0.9652 as of September 30, 2011.

We entered into a foreign currency hedge in May 2010 related to the cash consideration to be paid to acquire CLE, in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and it was required to be paid in pounds sterling. The foreign currency hedge included an upfront $15.1 million option premium and the hedge contract expired out of the money in July 2010, resulting in a loss of $15.1 million and $802,000 recorded through other expense in the consolidated statements of income for the nine months and three months ended September 30, 2010, respectively.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2010 Form 10-K and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of IntercontinentalExchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2011.

Period (2011)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
July 1 – July 31	—	$—	1,149,320	$184.6
August 1 – August 31	912,900	$109.69	2,062,220	$84.5
September 1 – September 30	25,400	$119.40	2,087,620	$381.4
Total	938,300	$109.95	2,087,620	$381.4

(1)	As previously announced, in February 2010 our board of directors authorized us to repurchase up to $300.0 million in our common stock. During September 2011, our board of directors authorized us to repurchase up to an additional $300.0 million in our common stock. This is in addition to the $81.4 million that was still available to be repurchased under the February 2010 authorization. These stock repurchase authorizations do not have an expiration date. During an open trading window in August 2011 and under a trading plan adopted in compliance with Rule 10b5-1 under the Securities Exchange Act, we repurchased $103.2 million worth of our common stock through open market purchases during the quarter ended September 30, 2011. Under our Rule 10b5-1 trading plan, we may purchase additional shares of our common stock in the future outside of open trading window periods subject to the terms of the plan. Our repurchase program may be suspended or discontinued at any time without prior notice.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: November 2, 2011	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)