Form 10-K
period 2011-12-31
INTERCONTINENTALEXCHANGE INC
filed 2012-02-08
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,941,643,024. As of January 31, 2012, the number of shares of the registrant’s Common Stock outstanding was 72,590,282 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

PART I

In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires:

•

“IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc. and its consolidated subsidiaries. References to ICE products include products listed on one of our markets, as described in the following:

•	“ICE Futures Europe” refers to our wholly-owned subsidiary that we acquired on June 18, 2001, and which prior to October 25, 2005, operated as the International Petroleum Exchange of London, Ltd.

•	“ICE Clear Europe” refers to our wholly-owned European clearing subsidiary that we established and launched on November 3, 2008.

•	“ICE Futures U.S.” refers to our wholly-owned subsidiary that we acquired on January 12, 2007, which, prior to our acquisition, operated as the Board of Trade of the City of New York, Inc.

•	“ICE Clear U.S.” refers to ICE Futures U.S.’s wholly-owned clearing subsidiary, which previously operated as the New York Clearing Corporation.

•	“ICE Futures Canada” refers to our wholly-owned subsidiary that we acquired on August 27, 2007, which prior to our acquisition operated as the Winnipeg Commodity Exchange, Inc.

•	“ICE Clear Canada” refers to ICE Futures Canada’s wholly-owned clearing subsidiary, which previously operated as WCE Clearing Corporation.

•	“Creditex” refers to our wholly-owned subsidiary that we acquired on August 29, 2008.

•	“ICE Clear Credit” refers to our clearing subsidiary that we established and launched on March 9, 2009. Prior to July 16, 2011, ICE Clear Credit operated as ICE Trust.

Due to rounding, figures in tables may not sum exactly. All references to “options” or “options contracts” in the context of our futures products refer to options on futures contracts.

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements and other factors that may affect our performance include, but are not limited to:

•	our expectations regarding the business environment in which we operate and trends in our industry, including trading volumes, changing regulations and increasing competition and consolidation;

•	conditions in global financial markets and domestic and international economic conditions;

•	volatility in commodity prices;

•	the impact of any changes in domestic and foreign laws, regulations or government policy with respect to financial markets, including any changes in previously issued regulations and policies;

•	our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire;

•	the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions;

•	our ability to keep pace with rapid technological developments and to ensure that the technology we utilize is not vulnerable to security risks;

•	the accuracy of our cost estimates and expectations;

•	our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future;

•	our ability, on a timely and cost-effective basis, to offer additional products and services, leverage our risk management capabilities and enhance our technology;

•	our ability to maintain existing market participants and attract new ones;

•

our ability to protect our intellectual property rights, including the costs associated with such protection, and our ability to operate our business without violating the intellectual property rights of others;

•	our ability to identify trends and adjust our business to benefit from such trends;

•	potential adverse results of litigation; and

•	the soundness of our electronic platform and disaster recovery system technologies.

For a detailed discussion of these and other factors that may affect our performance, please see “Item 1(A), Risk Factors”, below. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

General

We are a leading operator of global futures exchanges, over-the-counter, or OTC, markets, derivatives clearing houses and post-trade services. We operate leading futures and OTC marketplaces for trading and clearing a broad array of energy and agricultural commodities, emissions contracts, credit default swaps, or CDS, equity indexes and currency contracts. Currently, we are the only marketplace to offer an integrated electronic platform for side-by-side trading of products in both the futures and OTC markets, together with clearing services, post-trade processing and market data. Through our widely-distributed electronic markets, we bring together buyers and sellers of commodities and financial contracts. We also offer a range of services to support our participants’ risk management and trading activities.

We were formed in 2000 as an OTC energy marketplace. Since that time, we have expanded into commodity futures markets and clearing houses, through acquisitions and internal development. We conduct our regulated energy futures markets through our wholly-owned subsidiary, ICE Futures Europe, which is based in the United Kingdom. ICE Futures Europe is the largest energy futures exchange outside of the United States as measured by 2011 traded contract volumes according to the Futures Industry Association. We conduct our regulated U.S. futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. ICE Futures Europe contracts are cleared by ICE Clear Europe, ICE Futures U.S. contracts are cleared by ICE Clear U.S. and ICE Futures Canada contracts are cleared by ICE Clear Canada, each of which is a separate wholly-owned subsidiary.

We conduct our OTC energy markets through ICE U.S. OTC Commodity Markets, LLC as an Exempt Commercial Market under the Commodity Exchange Act and our cleared OTC energy contracts clear through ICE Clear Europe. We conduct our CDS trade execution business through Creditex Group Inc. and its subsidiaries, or Creditex, an interdealer broker for CDS. ICE Clear Credit offers clearing primarily for North American CDS and ICE Clear Europe offers clearing for European CDS.

Our Business

We operate global futures, options and swaps markets and derivatives clearing houses that promote price transparency and offer participants the opportunity to hedge and trade a variety of commodities and financial derivatives. Our core products include contracts based on crude and refined oil, natural gas, power, coal, emissions, sugar, cotton, coffee, cocoa, canola, frozen concentrated orange juice, CDS, currencies and equity indexes. Our markets provide participants with a means for trading and managing risks associated with price volatility, securing physical delivery of certain contracts, as well as enabling asset allocation or diverification. The majority of our contract volume is financially, or cash, settled, meaning that settlement is made through cash payments based upon the difference between the contract price and the value of the underlying commodity at contract expiry rather than through physical delivery of the commodity itself.

All futures and options contracts and the majority of our OTC energy contracts are cleared through one of our central counterparty clearing houses. We also offer execution services for OTC contracts on a bilateral basis, meaning that customers enter into the OTC contract directly with counterparties generally under International Swaps and Derivatives Association agreements. Our customer base includes corporations, manufacturers, utilities, commodity producers and refiners, financial institutions, institutional and individual investors and governmental bodies. Except for an immaterial amount of matched principal transactions by Creditex, we do not take any trading positions in any contracts in the markets we operate.

We operate our markets primarily on our electronic trading platform, known as the “ICE platform”, we offer trading in CDS through a hybrid model in which trading is conducted both electronically and through voice brokerage operations, and we offer both open-outcry and electronic trading in options at ICE Futures U.S. In addition to trade execution, our electronic platform offers comprehensive trading-related services, including pre- and post-trade risk management, connectivity, electronic trade confirmation and clearing services. This technology infrastructure facilitates straight-through-processing of trades, including integration of front-, back- and middle-office trading, processing and risk management capabilities.

We operate and manage our business on the basis of three segments: our futures segment, our global OTC segment and our market data segment. For a discussion of these segments and related financial disclosure, refer to note 17 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

History

IntercontinentalExchange was established in May 2000, with our founding shareholders representing some of the world’s largest energy companies and global financial institutions. Our mission was to transform the OTC energy markets by providing an open, accessible, around-the-clock electronic marketplace to a previously fragmented and opaque market structure. We offered the energy community improved price transparency, efficiency, liquidity and lower costs than were available through traditional methods of trade execution, such as voice brokered or open outcry markets.

In June 2001, we expanded our business into the futures markets by acquiring ICE Futures Europe. As the leading regulated energy futures exchange outside of the United States, ICE Futures Europe’s markets are fully electronic and today host trading for over 50% of the world’s crude and refined oil futures contract volume. ICE Data was formed in 2002 to meet the demand for increased market data in the OTC energy markets and it provides futures and OTC commodity market data globally.

In November 2005, we completed our initial public offering on the NYSE under the ticker symbol “ICE” and have since become a member of the Russell 1000 and the S&P 500 indexes. In January 2007, we acquired ICE Futures U.S. Following the introduction of electronic futures trading in February 2007, ICE Futures U.S. transitioned from a floor-based futures market to an electronic futures market, although options markets continue to be available for trading on the floor of the exchange.

In August 2007, we acquired ICE Futures Canada, which is the world’s largest canola market. In August 2008, we completed our acquisition of Creditex, an interdealer broker for the execution and processing of credit derivatives. We launched ICE Clear Europe in November 2008 and launched ICE Clear Credit in March 2009 when we acquired The Clearing Corporation, or TCC. TCC’s CDS risk model was utilized by ICE Clear Credit and ICE Clear Europe to develop clearing for CDS instruments.

In July 2010, we acquired Climate Exchange plc, or CLE, an operator of environmental markets in the United States and Europe. CLE was the parent company of European Climate Exchange, or ECX. In July 2011, we acquired a 12% stake in Cetip, S.A., or Cetip. Based in Brazil, Cetip is a publicly traded company and is the country’s leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives.

Futures Marketplaces

In our futures segment, we currently operate three regulated futures exchanges in the United States, the United Kingdom and Canada. Each futures exchange has an affiliated clearing house in order to provide settlement and risk management services for the contracts initiated on the exchange.

ICE Futures Europe operates as a Recognized Investment Exchange in the United Kingdom, where it is regulated by the U.K. Financial Services Authority, or FSA. ICE Futures Europe is a leading exchange for crude and refined oil futures contracts, as well as futures based on European emissions, natural gas and power and global coal. Its members and their customers include many of the world’s largest energy companies, commercial energy consumers and financial institutions. ICE Futures Europe contracts are cleared by ICE Clear Europe, which is regulated by the FSA as a Recognized Clearing House. ICE Clear Europe has also registered as a derivatives clearing organization in the United States.

ICE Futures U.S. is a leading global futures and options exchange for trading in a range of agricultural commodities, including sugar, coffee, cotton, cocoa and frozen concentrated orange juice. ICE Futures U.S. also lists futures and options contracts for financial products, including the Russell Indexes, currencies and the U.S. Dollar Index, or USDX. ICE Futures U.S. operates as a designated contract market and is regulated by the Commodity Futures Trading Commission, or CFTC. ICE Clear U.S. clears and settles contracts traded on ICE Futures U.S. and is a derivatives clearing organization regulated by the CFTC.

ICE Futures Canada is Canada’s leading agricultural commodity futures and options exchange. Based in Winnipeg, Manitoba, ICE Futures Canada offers futures and options contracts on canola, wheat and western barley. ICE Futures Canada is a recognized commodity futures exchange under the provisions of The Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission. ICE Clear Canada, which clears and settles contracts traded on ICE Futures Canada, is a recognized clearing house under the provisions of The Commodity Futures Act (Manitoba) CFA and is regulated by the Manitoba Securities Commission.

Global OTC Markets

In our global OTC segment, we operate energy and CDS markets, as well as OTC clearing operations. We conduct our OTC energy markets through ICE U.S. OTC Commodity Markets, LLC pursuant to the Commodity Exchange Act as an Exempt Commercial Market. We offer trading and clearing in hundreds of energy contracts, covering a broad range of oil, natural gas and power products. These contracts include financially and physically settled contracts. We list 668 standardized OTC energy contracts for clearing, and 92% of our OTC energy transaction and clearing revenues were traded on a cleared basis in our markets during the year ended December 31, 2011. Participants in our OTC energy markets must meet certain guidelines to qualify as eligible contract participants and eligible commercial entities under the Commodity Exchange Act. We offer clearing services for our OTC energy markets through ICE Clear Europe.

In our CDS business, we offer both electronic and voice brokered markets for trading CDS through Creditex Brokerage LLP, which is authorized and regulated by the FSA, and Creditex, LLC, our U.S. based interdealer broker. We offer clearing services for our OTC energy markets and for our European CDS markets through ICE Clear Europe. We offer clearing services for our North American CDS markets through ICE Clear Credit, which is a derivatives clearing organization regulated by the CFTC and a securities clearing agency regulated by the U.S. Securities and Exchange Commission.

Market Data

We offer market data services for futures and OTC markets through our subsidiary, ICE Data. ICE Data compiles, formats and offers packages of market data derived from trading activity on our platform into information products that are relied upon by customers in over 120 countries.

ICE Data provides market data services based on our energy futures and OTC markets, as well as our agricultural commodities, equity indexes and currency markets. Market data services include publication of daily indexes, historical price and other transaction data, view-only and mobile access to our trading platform, end of day settlements and price data. ICE Data also offers a service that provides independent validation of participants’ own valuations for OTC products.

Our Competitive Strengths

We have established ourselves as a leading operator of global regulated futures exchanges, OTC markets and clearing houses. We believe our key strengths include:

•	liquid, diverse global markets and benchmark contracts;

•	geographic and product diversity with multiple regulated exchanges and global OTC markets;

•	secure central counterparty clearing operations and risk management for futures and OTC markets;

•	widely-distributed, leading edge technology for trading and risk management; and

•	innovative, growth-oriented and customer-focused management.

Liquid, Diverse Global Markets and Benchmark Contracts

Our futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying products, including energy and agricultural commodities and financial products. For example, we operate the leading market for trading in Brent crude oil futures, as measured by the volume of contracts traded in 2011 according to the Futures Industry Association. The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the U.S. The ICE Brent Crude futures contract is part of the Brent complex, which forms the price reference for approximately two-thirds of the world’s physical oil. Similarly, the ICE Gas Oil futures contract is the leading benchmark for the pricing of refined oil products globally, including diesel and heating oil. We also operate the world’s second largest market for trading in West Texas Intermediate, or WTI, crude oil futures, as measured by the volume of contracts traded in 2011 according to the Futures Industry Association. The WTI Crude futures contract is the leading benchmark for pricing light, sweet crude oil delivered and consumed within the United States. Based on 2011 contract volume, over half of the world’s crude and refined oil futures are traded through ICE Futures Europe. We also offer leading agricultural benchmark contracts, including sugar, cotton and coffee, that serve as global price references. In addition, we offer futures markets in the benchmark Russell indexes and U.S. Dollar index.

The following table shows the number and notional value of commodity and equity index futures contracts traded in our most significant futures markets. The notional value of contracts represents the aggregate value of the underlying commodities and instruments covered by the contracts.

	Year Ended December 31,
	2011		2010		2009
	Number of Contracts	Notional Value	Number of Contracts	Notional Value	Number of Contracts	Notional Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)
ICE Brent Crude futures and options	134,248	$14,493	100,217	$8,103	74,351	$4,748
ICE Gasoil futures and options	66,184	6,111	52,583	3,565	36,253	1,963
ICE WTI Crude futures and options	51,936	4,878	52,790	4,241	46,412	2,969
Russell Index futures and options	44,416	3,366	40,352	2,680	39,297	2,021
Sugar futures and options	31,455	952	37,910	943	34,796	699

The following table shows the number and notional value of OTC commodity contracts in our most significant OTC energy markets:

	Year Ended December 31,
	2011		2010		2009
	Number of Contracts	Notional Value	Number of Contracts	Notional Value	Number of Contracts	Notional Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)
North American natural gas	338,957	$3,539	257,354	$2,442	204,690	$2,024
North American power	68,117	289	69,223	315	53,599	344
Global oil and refined products	8,720	5,462	5,722	2,420	2,232	811

The following table shows the gross notional value of CDS contracts traded through Creditex, and the gross notional value of CDS cleared by ICE Clear Credit and ICE Clear Europe:

	Year Ended December 31,
	2011		2010		2009
	Gross Notional Value Traded	Gross Notional Value Cleared	Gross Notional Value Traded	Gross Notional Value Cleared	Gross Notional Value Traded	Gross Notional Value Cleared
	(In billions)	(In billions)	(In billions)	(In billions)	(In billions)	(In billions)
Credit default swaps	$1,785	$11,627	$2,256	$9,988	$2,454	$4,620

Geographic and Product Diversity with Multiple Regulated Exchanges and Global OTC Markets

Our electronic trading platform offers qualified market participants a single interface to our exchanges, covering a range of categories, including energy, agricultural, equity index, environmental and currency products. In addition, Creditex also offers credit derivatives products on its CDS trade execution platform. By offering trading in multiple markets and products we provide our participants with flexibility to implement their trading and risk management strategies across a variety of asset classes and geographies. We serve customers in dozens of countries as a result of listing products that are relevant globally, such as crude oil, credit derivatives, sugar, equity indexes and currencies.

Through our accessible trading platform, we offer real-time market transparency to participants, observers and regulators for dozens of futures and OTC markets. This transparency has increased liquidity and the confidence participants have in transacting in our markets. Our range of market data for the OTC energy markets meets or surpasses those offered by other execution venues and data providers, which may be beneficial to us in a regulatory and market environment that favors price transparency.

In addition, we believe that our growth has been driven in part by our ability to uniquely offer qualified energy market participants integrated access to both the futures and OTC energy markets. We believe that our ability to develop specialized technology and launch new products provides us with competitive advantages, including a larger addressable market, extensive domain knowledge in our markets, insight into commercial market participants’ needs, the ability to offer cross margining for correlated products, and the ability to offer a broad range of market data services. In addition to cleared OTC markets, we continue to offer the ability to execute in bilateral markets for those customers and products where it is preferred or required, for certain physical contracts or those where clearing is not available.

Secure Central Counterparty Clearing Operations and Risk Management for Futures and OTC Markets

We offer a range of risk management services, including trade execution, market data, post-trade processing and clearing services on an integrated platform. The transparency and regulation in our markets, along with our clearing houses, help ensure the security of our markets. The credit and performance assurance provided by our clearing houses to their clearing members substantially reduces counterparty risk and is a critical component of our exchanges’ identity as a reliable and secure marketplace for global transactions.

Our clearing houses are designed to protect the financial integrity of our markets by maintaining collateral, facilitating pays and collects, and limiting counterparty credit risk. Positions are marked to market at least daily, and in some cases at regular intervals throughout the day. The clearing houses maintain a comprehensive set of rules and policies in addition to the customer protection and risk management framework.

In addition to clearing, our markets provide important risk management tools based on changes in market conditions, regulations, market structure and technological advancements. The risk management tools include the development of new traded contracts, platforms for post-trade services, market data, portfolio compression and credit event auctions, each of which is designed to enable market participants to manage risks inherent in their businesses.

Widely-Distributed, Leading Edge Technology for Trading and Risk Management

Our integrated, leading edge technology infrastructure provides centralized and direct access to trade execution and clearing for a variety of energy and agricultural commodities and financial products. We operate the majority of our energy, agricultural and financial markets on our electronic trading platforms. Our trading platforms have enabled us to attract significant liquidity from traditional market participants, as well as new market entrants seeking the access, efficiency and ease of execution offered by electronic trading. We have developed a significant global presence with thousands of active screens at over 1,900 OTC participant firms and over 900 futures participant firms as of December 31, 2011.

Our participants may connect to our electronic platform via one of our telecommunication hubs, the Internet, dedicated lines, or through co-location at our data center. We have telecommunication hubs available in the United States, Europe, Canada and Asia. Participants may access our electronic platform for trading in our markets through our own front-end, known as WebICE or using our application programming interfaces, or APIs. Our APIs allow access via proprietary integrations, brokerage firms, and multiple Independent Software Vendors, or ISVs. ISVs allow market participants to access multiple exchanges through a single interface, which may be integrated with the participant’s risk management systems. We do not depend on the services of any one ISV for access to a significant portion of our participant base.

Market participants in our CDS markets may transact via Creditex’s trading platform or other electronic trade processing tools developed by Creditex. During the years ended December 31, 2011 and 2010, 61% and 49%, respectively, of our revenues from our Creditex business were generated through electronic trading and processing.

We develop and maintain our own clearing systems across five clearing houses. In 2011, ICE Clear Europe completed its extensive migration from outsourced clearing technology to internally developed technology and related software. The benefits of this transition include modernizing the clearing technology standards to allow our clearing houses to benefit from technology enhancements and increasing our ability to introduce new products, markets and services. Details on each of these and other system offerings are discussed in the “Technology” section, below.

Innovative, Growth-Oriented and Customer-Focused Management

We strive to foster a culture of customer service, innovation and growth within our staff and management team. We put an emphasis on the integrity of our markets to maintain confidence in our marketplace and in our company. We have been recognized both within and outside our industry for innovation and service across our exchange, clearing and corporate initiatives. We work closely with our customers to create products and services that meet their needs and requirements, and these customer relationships help us to anticipate and lead industry change. We offer performance-based compensation that includes various forms of equity ownership in our common stock by a broad base of our employees to reflect our shared, company-wide objectives, which include achieving key financial metrics, growth, innovation and a high level of customer service.

Our board of directors is independent from our participants and the trading activity in our markets, which allows our board to act impartially in making decisions regarding our business. In addition to an independent governance structure at the parent level, we have implemented similar structures at the individual exchange and clearing house levels. Each of our exchanges and clearing houses also have boards that are majority independent and include representatives from the parent board, members of our senior management and other independent directors with industry experience.

Our Growth Strategy

The record consolidated revenues and trading volume we achieved in 2011 reflect our focus on the implementation and execution of our long-term growth strategy. We have expanded our core business both organically and through acquisitions, developed innovative new products for global markets, and provided trading-related services to a larger and more diverse participant base. In addition, we have completed a number of strategic alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in the commodity derivatives markets by focusing our efforts on the following key strategies for growth:

•	attract new market participants;

•	offer additional markets and services across futures and OTC markets;

•	expand on our extensive clearing and risk management capabilities;

•	continue to enhance our technology infrastructure and increase distribution; and

•	pursue select strategic and acquisition opportunities.

Attract New Market Participants

Our customer base has grown and diversified due to the emergence of new participants in the commodities and financial markets, the increased use of hedging programs by commercial enterprises, our expansion into new markets, the increased access to our markets as a result of electronic trading, an increase in market participants across the U.S., European and Asian markets, and the increased allocation to commodities by institutional investors. Market participants include producers and refiners, utilities and governments, financial services companies, such as investment banks, hedge funds, proprietary trading firms and asset managers, as well as industrial and manufacturing businesses that are increasingly engaging in hedging, trading and risk management strategies. We believe that many participants are attracted to our markets in part, due to transparency, the need to hedge price volatility and the reduced barriers to market access. We intend to continue to expand our customer base by leveraging our existing relationships and our global sales and marketing team to promote participation in our markets and by offering a growing range of products and services.

Offer Additional Markets and Services Across Futures and OTC Markets

We have grown, and intend to expand, as a result of our unique position in the futures and OTC markets, our extensive clearing services and our ability to develop new and innovative products. Through our acquisition of Creditex and the formation of ICE Clear Credit and ICE Clear Europe, we offer a number of innovative products and services for the OTC markets. We have also enhanced our product offerings by entering into strategic relationships and licensing arrangements, including the arrangements for Russell Index futures, Platts products through licenses with The McGraw Hill Companies, the Natural Gas Intelligence, or NGI, indexes, Natural Gas Exchange, or NGX, indexes, and Argus products, among others. We also continue to pursue opportunities in markets we do not currently serve. We intend to continue to expand the range of products we offer, both by product type and contract design, and by continuing to work with our customers and potential partners to develop new OTC, futures and options products. We may also seek to license our platform to other exchanges for the operation of their markets on our platform, as we have done in the past with the NGX and CLE, similar to our Brix Energia e Futuros S.A., or BRIX, partnership.

Expand on Our Extensive Clearing and Risk Management Capabilities

By establishing and maintaining our own clearing operations, we are able to respond to market demand for central clearing and related risk management services. With the November 2008 launch of ICE Clear Europe, the March 2009 launch of ICE Clear Credit and the October 2011 migration of ICE Clear Europe from outsourced clearing technology to internally developed clearing technology and related software, we now manage our product development cycle and risk management and are better able to introduce products that our customers require in a timely manner, subject to regulatory approvals. As new markets evolve, we intend to leverage our domain knowledge in clearing and OTC markets to meet demand for clearing globally.

Continue to Enhance Our Technology Infrastructure and Increase Distribution

We develop and maintain our own network infrastructure, electronic trading platform and clearing systems to ensure the delivery of leading-edge technology that meets our customers’ demands for price transparency, reliability, risk management and transaction efficiency. Our participants may connect to our electronic platform via one of our telecommunication hubs, the Internet, dedicated lines or through co-location at our data center. Participants may access our electronic platform for trading in our markets through our own graphical user interface, known as WebICE, or using our APIs. Our APIs provide access for proprietary integrations, brokerage firms, and multiple ISVs. Our participants can currently access our platform using order routing and trade capture conformed ISVs. We intend to continue to increase ease of access and connectivity with our existing and prospective market participants.

Pursue Select Strategic and Acquisition Opportunities

As an early consolidator in global futures exchanges and OTC markets, we intend to continue to explore and pursue acquisition and other strategic opportunities to strengthen our competitive position and support the growth of our company. We may enter into business combinations, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. In addition to growing our business, we may enter into these transactions for a variety of reasons, including to leverage our existing strengths into new markets, expand our risk management products and services, address underserved markets, advance our technology, anticipate regulatory change, or take advantage of new developments and potential changes in the industry.

Our Products and Services

As a leading operator of global futures exchanges, OTC marketplaces and clearing houses, we seek to provide our participants with centralized access to futures and OTC markets for price transparency, electronic trade execution, clearing and other services that support their trading and risk management activities. The primary services we provide are price discovery in futures markets, trade execution, trade processing, clearing and market data services, as well as the development and delivery of technology to facilitate these and other risk management activities.

Regulated Futures Markets

Our futures markets are fully regulated and are responsible for carrying out self-regulatory functions. Each regulated exchange has its own governance, compliance, surveillance and market supervision functions, as well as a framework for disciplining members and other market participants that do not comply with exchange rules and policies. Trading in our regulated futures markets is available to our members and their customers. Once trades are executed on our platform, they are matched and forwarded to a trade registration system that routes them to the applicable clearing house for clearing and settlement. In our clearing houses, the trades are maintained by our risk management systems until the positions are closed out.

Regulated Energy Futures Products

We operate regulated markets for energy futures contracts and options on those contracts through our subsidiary, ICE Futures Europe. Our core products include contracts based on crude and refined oil, emissions, natural gas, coal and power. Our largest contract is the ICE Brent Crude futures contract and it is based on forward physical delivery of a blend of light, sweet crude oil that originates from oil fields in the North Sea that comprise the Brent complex. Brent crude is a leading global benchmark used to price a range of traded oil products, including approximately two-thirds of the world’s oil. The ICE WTI Crude futures contract, also a light, sweet crude, is a financially-settled contract. The ICE Gasoil futures contract is a European heating oil contract that offers physical delivery and serves as a significant pricing benchmark for refined oil products, particularly in Europe and Asia.

Regulated Agricultural Futures Products

ICE Futures U.S. is a regulated leading commodity futures exchange for the trading of agricultural commodities. ICE Futures U.S. and its predecessor companies have offered trading in contracts based on agricultural commodities for over 130 years and have maintained a strong franchise in these products. These contracts are designed to provide effective pricing and hedging tools to industry users worldwide, as well as strategic trading opportunities for investors. The prices for our agricultural contracts serve as global benchmarks for the physical commodity markets, including Sugar No. 11 (world raw sugar), Coffee “C” (Arabica coffee), Cotton No. 2 (cotton) and frozen concentrated orange juice. Agricultural products accounted for 50%, 55% and 54% of ICE Futures U.S.’s trading volume in 2011, 2010 and 2009, respectively.

ICE Futures Canada is the only regulated commodity futures exchange in Canada and it facilitates the trading of futures and options on futures contracts for canola, wheat and western barley. ICE Futures Canada contracts are designed to provide effective pricing and hedging tools to industry participants worldwide, as well as strategic trading opportunities for individual and institutional investors. ICE Futures Canada’s canola futures contract is the worldwide price benchmark for canola.

Regulated Financial Futures Products

ICE Futures U.S. also offers financial products in currency, equity index and commodity index markets. ICE Futures U.S. lists futures and options contracts on certain Russell indexes, including the Russell 2000, Russell 1000 and related style indexes. We entered into a licensing arrangement with Russell with respect to Russell Index futures and options and we have certain exclusive rights throughout the remainder of the licensing agreement, which extends through June 2017, subject to achieving specified trading volumes for the various indexes. Trading volumes in the Russell equity index products represented 41%, 38% and 41%, respectively, of ICE Futures U.S.’s exchange volume in 2011, 2010 and 2009, respectively.

ICE Futures U.S. also provides futures and options markets for approximately 56 currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other cross-rates, as well as the benchmark USDX futures contract, the Continuous Commodity Index, or CCI, and Reuters Jefferies CRB Futures Price Index.

Clearing Services

We operate the following clearing houses:

•	ICE Clear U.S. for ICE Futures U.S. contracts;

•	ICE Clear Canada for ICE Futures Canada contracts;

•	ICE Clear Europe for ICE Futures Europe contracts, OTC cleared energy contracts and European CDS contracts;

•	ICE Clear Credit for North American CDS contracts; and

•	TCC for clearing services.

These clearing houses clear, settle and guarantee to their clearing members the financial performance of all futures contracts and options on futures contracts matched through our execution facilities, with the exception of ICE Clear Credit that acts as a central counterparty in the registration and clearing of OTC CDS transactions in North America. Through our clearing houses, we maintain a system for performance of financial obligations related to transactions in products we clear. These financial obligations are between the clearing members through which buyers and sellers conduct transactions. This system is supported by several mechanisms, including rigorous clearing membership requirements, the calculation and posting of original margin deposits, daily marking-to-market of positions and payment of variation margin, maintenance of guaranty funds in which clearing members maintain deposits with our clearing houses, and broad assessment powers to recoup financial losses should they arise due to a clearing member financial default. The amount of margin deposits on hand fluctuates over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the margin rates then in effect for such contracts.

By operating our own clearing houses, we are able to introduce products and services to meet new product demand in the futures and OTC markets, as well as ensure technology and operational service levels meet the efficiency and quality standards of our execution business. This flexibility allows us to increase our speed-to-market for new cleared products.

It is our objective to provide a clearing model that benefits our customers and clearing firms alike, through technological innovation, offering a competitive clearing alternative for new products and new exchanges, competitive pricing, and value-added services. In 2011, we transitioned ICE Clear Europe technology from a licensed, outsourced software to our proprietary clearing technology. The new clearing technology provides flexibility in managing our volume growth and product development. Our clearing strategy is designed to complement our diverse markets while meeting the risk management, capital and regulatory requirements of a dynamic global marketplace.

We believe the services offered by our clearing houses are a significant attraction to our market participants, and an important part of the functioning of our exchanges and OTC markets. Because the role of the clearing house is to serve as a central counterparty for each matched trade, trading parties do not need to evaluate the credit of each potential counterparty on each transaction or limit themselves to a select group of counterparties. In addition, the daily mark-to-market and margin replenishment cycle helps protect the financial integrity of our clearing houses, clearing members and market participants. This discipline and counterparty risk intermediation contributes to increased liquidity in cleared markets.

To ensure performance, our clearing houses have risk management systems and financial requirements for clearing members, and set minimum margin requirements for our cleared products. Our clearing houses use software based on either an industry standard margining convention or on our proprietary models uniquely customized to our products to determine the appropriate margin requirements for each clearing member by simulating the possible gains and losses of complex portfolios based on price movements.

For each daily settlement cycle, our clearing houses mark-to-market or value all open positions at the prevailing market price and require payments from clearing members whose positions have lost value and make payments to clearing members whose positions have gained value. Our clearing houses mark-to-market all open positions at least once per day, and in some cases more often if market volatility warrants. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract. ICE Clear Europe uses an intraday risk management methodology based on real-time price and trade data feeds from our energy markets. The methodology provides calculations of original margin and realized and unrealized variation margin, and fully revalues all positions at regular intervals throughout the day. Trade, position, profit and loss reports are available to ICE Clear U.S. throughout the trading day thereby substantially reducing intraday price risk. Mark-to-market allows our clearing houses to identify any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing houses to ensure financial performance of their open positions. The clearing houses may make multiple intraday original margin calls in circumstances where market conditions require that they take additional steps to protect the clearing house.

Each of our clearing houses has instituted its own multi-layered risk management system of rules, policies and procedures to protect itself in the event of a clearing member default. In addition, each of our clearing houses engages in the following activities as part of our clearing risk management systems:

•	performs real-time monitoring of the risk to clearing members from trading activities in our markets;

•	limits the risk exposure of open positions based upon a clearing member’s capital;

•	monitors the financial and operational standing of clearing members and potential risks posed by large traders; and

•	has broad authority to recoup financial losses following depletion of guaranty fund resources.

In the event of a payment default by a clearing member, the applicable clearing house would follow the default procedures specified in the rules of that clearing house. In general, the clearing houses would first apply assets of the clearing member to cover its payment obligation. These assets include original margin, variation margin, positions held at the clearing house and guaranty fund deposits of the member. In addition, the clearing houses could make a demand for payment pursuant to any available guarantee provided to the clearing houses by the parent or affiliate of a clearing member. Thereafter, if the defaulted payment obligation remains unsatisfied, the clearing houses would use the guaranty fund contributions of other clearing members and funds collected through an assessment against all other non-defaulting clearing members to satisfy the deficit.

ICE Clear Europe has committed $110.0 million of our cash as part of its guaranty fund for its energy business, of which $100.0 million would be utilized once an energy clearing member’s deposits are depleted and default occurs. Of the $100.0 million contribution available to energy clearing members, $50.0 million will be available on a priority basis in the event an energy clearing member defaults and ICE Clear Europe has utilized all such clearing member’s other default resources to settle the position. This amount will be used before other funds in the guaranty fund are used. If additional cash is required to settle positions, then the remaining $50.0 million of our $100.0 million contribution to the guaranty fund will be called pro-rata along with other non-defaulting ICE Clear Europe energy clearing members’ deposits in the energy guaranty fund. ICE Clear Credit and ICE Clear Europe have each committed to provide identical guaranty fund contributions for the default of a CDS clearing member totaling $50.0 million of our cash in each clearing house, $25.0 million of which is treated as a priority in a similar manner as the ICE Clear Europe energy guaranty fund arrangement described above. We have contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2011. We are obligated to increase our total contribution up to a total of $100.0 million. The remaining $40.0 million contribution to ICE Clear Europe will be made over a two-year period commencing on the future introduction of European CDS customer clearing. The timing for the introduction of European CDS customer clearing has not yet been determined.

As part of the powers and procedures designed to backstop financial obligations in the event of a default, each of our clearing houses may levy assessments on all of their clearing members if there are insufficient funds available to cover a deficit following the depletion of all assets in the guaranty fund prior to such assessment.

We have also committed borrowing capacity under our credit facility to assist our clearing houses with liquidity that may be needed to both operate and manage a default during a time of financial stress. We currently have a $2.1 billion five-year senior unsecured multicurrency revolving credit facility and have reserved $303.0 million of this amount for our clearing houses. We have reserved (i) up to $150.0 million of such amount to provide liquidity for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount to provide liquidity for the clearing operations of ICE Clear Credit, (iii) up to $50.0 million of such amount to provide liquidity for the clearing operations of ICE Clear U.S. and (iv) up to $3.0 million to provide liquidity for certain of the clearing operations of ICE Clear Canada.

Prior to July 16, 2011, ICE Trust, which is now known as ICE Clear Credit, operated as a limited purpose New York trust company regulated by the New York State Banking Department and the New York Federal Reserve. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, effective July 16, 2011, ICE Trust converted to a Delaware-registered limited liability company known as ICE Clear Credit LLC and became a CFTC-regulated derivatives clearing organization and an SEC-regulated securities clearing agency.

Our clearing houses have an excellent track record of risk management. ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Clear Credit and TCC have never experienced an incident of a clearing member default which has required the use of the guaranty funds or the assets of the clearing house.

Global OTC Markets

Our OTC markets comprise distinct energy and CDS markets. We conduct our OTC energy business through ICE U.S. OTC Commodity Markets, LLC pursuant to the Commodity Exchange Act as an Exempt Commercial Market under the oversight of the CFTC. We offer trading and clearing in hundreds of contracts, covering a broad range of oil, natural gas and power products. These contracts include financially settled contracts as well as contracts that provide for physical delivery of the underlying commodity, principally relating to natural gas, power, natural gas liquids, chemicals and crude and refined oil products.

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

Qualified participants executing in our markets benefit from straight-through processing whereby trades are automatically confirmed and routed to back office departments and risk management systems. We believe that the broad availability of real-time OTC energy market access and data, together with the availability of cleared OTC contracts at the same price as bilateral products, has allowed us to achieve a critical mass of liquidity in our OTC markets. Our OTC markets for CDS are operated by Creditex through voice brokers and a proprietary electronic trading platform.

OTC Energy Products Overview

We list a range of cash-settled and physical energy contracts to meet market participants’ risk management and trading objectives. As of December 31, 2011, we list 668 OTC energy contracts on our electronic trading platform that are available for clearing, as well as additional contracts that are available for bilateral trading. A substantial portion of our OTC trading volume relates to approximately 35-40 highly liquid contracts in North American natural gas, North American power, and global oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts, with decreasing liquidity for longer-dated contracts.

As of December 31, 2011, we listed 143 cleared natural gas contracts, 188 cleared power contracts and 251 cleared oil contracts. Transaction and clearing fees derived from trade execution in cleared electronic OTC energy contracts were $371.9 million for the year ended December 31, 2011 and represented 92% of our total OTC energy transaction and clearing revenues during the year ended December 31, 2011, net of intersegment fees. This compares to $321.4 million for the year ended December 31, 2010 or 91% of our total OTC energy transaction and clearing revenues for the year ended December 31, 2010.

The introduction of cleared OTC energy contracts, which we helped pioneer, has reduced bilateral counterparty credit risk and the resources required to enter into multiple negotiated bilateral settlement agreements to enable trading with other counterparties. In addition, the availability of clearing for both energy OTC and futures contracts traded in our markets enables our participants to cross-margin their futures and OTC positions — meaning that a participant’s position in its futures or OTC trades may be offset against each other, subject to correlation and other risk management measures, thereby reducing the total amount of capital the participant must deposit with the futures commission merchant clearing members. In order to clear transactions executed on our platform, a participant must either be a member of the clearing house itself, or have an account relationship with a member firm or futures commission merchant. There are 42 futures commission merchants clearing OTC energy transactions in our markets.

Our cleared OTC contracts are available to voice brokers in our industry through our block trading facility. Block trades are trades executed in the voice broker market, typically over the telephone or through an instant messenging service, and then transmitted to us electronically for clearing. The ICE eConfirm platform comprises our electronic trade confirmation service for bilateral commodity markets and provides legally-binding trade confirmations for electronically submitted trades.

As of December 31, 2011, open interest in our cleared OTC energy contracts was 49.8 million contracts in North American natural gas, North American power, and global oil, as compared to 38.9 million contracts as of December 31, 2010. Open interest refers to the total number of contracts that are currently open, in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment.

OTC Credit Derivatives Overview

The most widely used type of credit derivatives are CDS that involve the transfer between two parties of credit risk related to fixed income instruments such as corporate debt securities. The buyer of the CDS contract, who may own the underlying credit or otherwise has a credit risk exposure to the writer of the credit, will make a payment or series of payments to the seller of the CDS contract in return for protection against default, a credit rating downgrade or other negative credit event with respect to the underlying debt security. CDS are principally used to hedge against the default of a particular reference entity on a specified credit obligation or debt instrument.

In August 2008, we acquired Creditex, a market leader and innovator in the execution and processing of CDS, with markets spanning the United States, Europe and Asia. Creditex is a dealer-to-dealer execution agent that facilitates trading in the global CDS markets and serves the most liquid segments of the market, including indexes and single-name instruments. Creditex offers voice, hybrid, and electronic trading services, which are provided through the Creditex RealTime trading platform.

The flexibility to provide voice, hybrid, or electronic trading solutions maximizes value for Creditex clients who can select the execution venue that best suits their needs. Electronic trading is the dominant trading means in the European market and has become an increasingly large portion of CDS global trading.

ICE also operates an electronic platform known as ICE Link, which is an automated trade workflow and connectivity platform for affirming credit derivatives transactions. ICE Link also provides connectivity between market participants, facilitating straight-through processing to the Depository Trust & Clearing Corporation’s Trade Information Warehouse for non-cleared CDS transaction or to a clearing house for CDS transactions that are clearing eligible. ICE Link enables market participants to capture and affirm trade details and to electronically deliver the information to downstream systems for novation, confirmation and clearing.

Our CDS clearing solutions were designed to address the operational and risk management needs of the credit derivatives market. We launched the first North American CDS clearing house through ICE Clear Credit in March 2009, and the first European CDS clearing house through ICE Clear Europe in July 2009.

We have established separate CDS risk pools for ICE Clear Credit and ICE Clear Europe, including separate guaranty funds and margin accounts, meaning that the CDS positions are not combined with positions in our traditional futures and OTC energy clearing houses. The CDS clearing houses have risk management systems that are designed specifically for CDS instruments and have independent governance structures. As of December 31, 2011, ICE CDS clearing houses clear 253 single name instruments and 81 CDS indexes.

Market Data Services

ICE Data is our market data services division that manages information services for the OTC energy markets, ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada.

ICE Data — OTC

Through ICE Data, we generate market information and indexes based primarily upon auditable transaction data derived from actual bid and offer postings and trades executed in our markets. Therefore, this information is not affected by subjective estimation or selective polling, the methodologies that are prevalent in other OTC markets.

ICE Data publishes complementary ICE daily indexes for our spot natural gas and power markets for over 110 of the most active gas hubs and over 30 of the most active power hubs in North America. The ICE Data end of day report is a comprehensive electronic summary of trading activity in our OTC energy markets. This information is sold as various subscription-based products. Also, for both our futures and OTC markets, we offer view-only access to market participants who are not active traders but who desire access to real-time energy prices.

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

ICE Data — Futures

We provide our real-time futures data to data distributors, commonly called quote vendors, or QVs. These companies, such as Bloomberg or Reuters, then package this data into real-time, tick, intra-day, delayed, end-of-day and historical data packages to sell to end users. The real-time packages are accessed on a subscription basis and the appropriate exchange fee is paid for each screen. End users include financial information providers, futures commission merchants, pension funds, financial services companies, funds, insurance companies, commodity pools and individual investors.

Our Participant Base

Futures Business Participant Base

ICE Futures Europe’s participants include representatives from segments of the underlying industries served by our energy markets, including, among others, the oil, gas and power industries. Participants currently trade in our energy futures markets, either directly as members or through an ICE Futures Europe member. To become a member of ICE Futures Europe, an applicant must undergo a thorough review and application process and agree to be bound by ICE Futures Europe rules. ICE Futures Europe offers its screens for electronic trading in 59 jurisdictions. Memberships in our energy futures markets totaled 156 member firms as of December 31, 2011.

The five most active clearing members of ICE Futures Europe, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 56%, 56% and 46% of our energy futures business revenues, net of intersegment fees, for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues from two members accounted for 18% and 16% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2011 and 21% and 10% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2010. Revenues from one member accounted for 18% of our energy futures business revenues, net of intersegment fees, for the year ended December 31, 2009.

ICE Futures U.S.’s participants include representatives from segments of the underlying industries served by our agricultural and financial markets, including, among others, the sugar, coffee and cotton industries. Traders in these futures markets include hedgers, speculators and investors. Investors and speculators typically place orders through futures commission merchants, or through introducing brokers, who have clearing relationships with futures commission merchants. Investors may also pool their funds with other investors in collective investment vehicles known as commodity pools, which are managed by commodity pool operators and commodity trading advisors. To gain membership status, an applicant must meet the eligibility requirements of ICE Futures U.S. and be bound by ICE Futures U.S. rules. All floor brokers and floor traders must be appropriately registered under CFTC regulations and must be guaranteed by an ICE Clear U.S clearing member. ICE Futures U.S. offers its screens for electronic trading in 30 jurisdictions.

The five most active clearing members of ICE Futures U.S., which handle cleared trades for their own accounts and on behalf of their customers, accounted for 40%, 40% and 37% of ICE Futures U.S. business revenues, net of intersegment fees, for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues from one member accounted for 18%, 17% and 13% of our ICE Futures U.S. business revenues, net of intersegment fees, for the years ended December 31, 2011, 2010 and 2009, respectively.

ICE Futures Canada’s participants include companies that hedge their cash products in the markets, including international grain companies, feed lots, and food processors, as well as futures commission merchants and liquidity providers. Individuals and companies can access ICE Futures Canada’s markets by registering as participants with ICE Futures Canada, or trading through a registered participant. To become a participant of ICE Futures Canada, an applicant must submit standard written application and agreement forms and must meet the criteria applicable to the category of registration requested. All futures commission merchants must be appropriately registered with the statutory regulatory authority in their home jurisdiction and any other jurisdiction in which they provide services to customers, and with any self-regulatory organizations required by their statutory regulatory authority. All entities that have direct trading status must be cleared by a registered clearing participant of ICE Clear Canada. ICE Futures Canada can offer its screens in 18 jurisdictions.

The five most active clearing members of ICE Futures Canada, which handle cleared trades for their own accounts and on behalf of their customers, accounted for 68%, 67% and 61% of ICE Futures Canada business revenues, net of intersegment fees, for the years ended December 31, 2011, 2010 and 2009, respectively. Revenues from four members accounted for 20%, 18%, 13% and 11% of ICE Futures Canada revenues for the year ended December 31, 2011, accounted for 19%, 17%, 11% and 11% of ICE Futures Canada revenues for the year ended December 31, 2010, and accounted for 17%, 15%, 11% and 10% of ICE Futures Canada revenues for the year ended December 31, 2009.

A substantial portion of the trading activity of our clearing members has typically represented trades executed on behalf of their respective customers, rather than by the firm for their own account. If a clearing member ceased its operations, we believe that the underlying customer would continue to conduct transactions and would clear those transactions through another clearing member in each of our futures exchanges. The increase in the concentration of clearing member revenues for the futures exchanges discussed above, was primarily driven by consolidation within the futures commission merchant community.

OTC Business Participant Base

Energy

OTC energy participants include many of the world’s largest energy companies, financial institutions and other active participants in the global commodities markets. These include oil and gas producers and refiners, power stations and utilities, chemical companies, transportation companies, banks, funds and other energy market participants. Pursuant to the Commodity Exchange Act, our global OTC energy markets are principals-only Exempt Commercial Markets, designed for professional traders or other commercial market participants. To become an OTC energy participant, an applicant must execute a standard participant agreement, which governs the terms and conditions of its relationship with each participant and grants the participant a non-exclusive, non-transferable, revocable license to access our electronic trading platform. Trading in our OTC energy markets is available to a participant that qualifies as an eligible commercial entity, as defined by the Commodity Exchange Act and rules promulgated by the CFTC. Eligible commercial entities must satisfy certain asset-holding and other criteria and include entities that, in connection with their business, incur risks relating to a particular commodity or have a demonstrable ability to make or take delivery of that commodity, as well as financial institutions that provide risk management or hedging services to those entities. As part of the 2008 Farm Bill, Exempt Commercial Markets were required to assume certain self regulatory responsibilities, such as market monitoring and establishing position limits or accountability limits, over contracts that serve a significant price discovery function. Fourteen natural gas and power swaps on our platform have futures-style regulation, including position limits and large trader reporting. Our participant base is global in breadth, with thousands of participants located in 33 countries.

The five most active trading participants together accounted for 10%, 16% and 15% of our OTC energy revenues, net of intersegment fees, during the years ended December 31, 2011, 2010 and 2009, respectively. No single participant accounted for more than 10% of our OTC energy revenues for the years ended December 31, 2011, 2010 or 2009.

Credit

Participants of Creditex’s RealTime electronic CDS trading platform are comprised primarily of trading desks at major international financial institutions. Clients of ICE Link’s post-trade affirmation, confirmation and processing platform include most major CDS market participants on both the buy-side and sell-side, and its post-trade processing services are used by inter-dealer brokers. To become a user of either the Creditex or ICE Link platforms, participants must meet applicable jurisdictional and regulatory requirements.

Participants in our CDS clearing business, ICE Clear Credit, currently consist of 26 clearing members. ICE Clear Europe has 16 CDS clearing members. As neutral and independent clearing houses, all qualified CDS market participants have the ability to access ICE Clear Credit and ICE Clear Europe either directly or indirectly through clearing members. Membership is available to institutions that meet the financial and other eligibility standards set forth in the clearing house rules. Each member firm provides ICE Clear Credit and/or ICE Clear Europe with authority to obtain their respective transaction information for the purpose of facilitating the novation of its CDS contracts that are warehoused within The Depository Trust & Clearing Corporation. For those firms that do not meet the membership criteria or do not wish to become members, our buy-side clearing solution provides for indirect clearing in North America, and in the near-term in Europe, subject to regulatory approval.

Effective July 16, 2011, ICE Clear Credit transitioned from a regulated bank to a CFTC-regulated derivatives clearing organization and an SEC-regulated securities clearing agency pursuant to the transition provisions in the Dodd-Frank Act. ICE Clear Credit formed its Risk Management Subcommittee in September 2011. The Risk Management Subcommittee is comprised of two independent members of the ICE Clear Credit Board of Managers, two representatives of clearing members and one representative of a buy-side firm that is not a clearing member but is an active market participant. This Committee is tasked with making recommendations to the ICE Clear Credit Board of Managers regarding membership requirements, participant and product eligibility.

The five most active trading participants together accounted for 41%, 45% and 46% of our CDS revenues, net of intersegment fees, during the years ended December 31, 2011, 2010 and 2009, respectively. No single participant accounted for more than 10% of our CDS revenues for the year ended December 31, 2011. Revenues from one participant accounted for 10% of our CDS revenues, net of intersegment fees, for the year ended December 31, 2010, and revenues from two participants accounted for 11% and 10% of our CDS revenues, net of intersegment fees, for the year ended December 31, 2009.

Market Data Participant Base

Market data participants include the world’s largest commodity companies, leading financial institutions, proprietary trading firms, natural gas distribution companies and utilities, hedge funds and private investors. A large proportion of our OTC market data revenues are derived from companies executing trades on our platform. We continue to see a growing number of non-participant companies purchasing our data and subscribing to view-only screens. The primary customer base for our futures market data are market data redistributors such as Bloomberg, CQG, Interactive Data Corporation and Reuters, who redistribute our real-time pricing data and remit to us a real-time exchange fee based on the user’s access to our data. For both OTC and futures market data, end users include corporate traders, risk managers, individual speculators, consultants and analysts. No participant accounted for more than 10% of our market data revenues for the years ended December 31, 2011, 2010, or 2009.

Product Development

We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process, and we are continually developing, evaluating and testing new products for introduction into our futures and OTC markets to better serve our participant base. The majority of our product development relates to evaluating new contracts or markets. New contracts in our futures markets must be reviewed and approved by relevant regulators. Outside of standard licensing costs, we typically do not incur separate, identifiable material costs in connection with the development of new products — such costs are embedded in our normal costs of operation.

While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships to identify opportunities to develop meaningful new products and services. If we believe our success will be enhanced by collaboration with a third party, we will enter into a licensing or other strategic arrangement.

Technology

Technology is a key component of our business strategy, and we regard effective execution of our technology initiatives as crucial to our success. We design and build our software systems and believe that having control over our technology allows us to be more responsive to the needs of our customers, better support the dynamic nature of our business and deliver the highest quality markets and data. Our systems are built using state-of-the-art software technologies, including component-based architectures and a combination of leading-edge open source and proprietary technology products. We leverage proven industry standards from leading hardware, software and networking providers, as well as employing emerging technologies that we believe will give us a competitive edge. We take a customer-focused, iterative and results-driven approach to software design and development that allows us to deliver innovative, high quality solutions quickly and effectively.

As of December 31, 2011, we employed 502 experienced technology specialists including product managers, project managers, system architects, software developers, network engineers, security specialists, performance engineers, systems and quality analysts, database administrators, website designers, helpdesk personnel and support personnel.

ICE Trading Platforms Technology

Trading Platforms

The ICE trading platforms support trading in bilateral and cleared OTC markets, as well as futures and options markets. For futures products, the platform supports several order types, matching algorithms, price reasonability checks, inter-commodity spread pricing and real-time risk management. In addition, we have developed a multi-generation implied matching engine that automatically discovers best bid and offer prices throughout the forward curve. For OTC products we also support bilateral trading with real-time credit risk management between counterparties by commodity and company. We also offer voice brokers a facility for submitting block trades for products that are eligible for clearing. Our core functionality is available on a single platform for most products we offer electronically, rendering it highly flexible and straightforward to maintain. As a result, enhancements made for one product can easily be made for other products.

Trading Platform Performance

Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design, development and operations in order to achieve high levels of overall system performance. Our platform currently delivers the fastest round-trip transaction times in the commodity markets, with average transaction times of approximately 700 microseconds in our futures markets, and a blended average of less than one millisecond for futures and OTC markets. We measure round trip performance end to end within our data center and through our matching engine.

High speed trading must not only be fast, but it must also be consistently fast particularly during peak trading periods. Thus, in addition to low average round trip times, we pay close attention to performance “outliers” and strive to minimize them. We define outliers as any request taking over twenty milliseconds. In addition to speed, our platform offers a high level of consistency, with more than 99.5% of transactions being completed in less than twenty milliseconds during peak trading periods. Our platform is also highly reliable, having achieved greater than 99.99% availability during 2011. Planning for capacity, performance and reliability is a core requirement and competency of our technology operations. We continually run benchmark tests and monitor our production systems to make adjustments to ensure that our systems can handle two to three times our peak transactions in our highest volume products.

WebICE & ICE mobile

Connectivity to our trading platform for our futures and OTC energy markets is available through our web-based front-end, multiple ISVs and APIs. We provide secure access to our electronic platform via our front-end, WebICE. WebICE serves as a customizable, feature-rich front-end to our trading platform. WebICE also provides an easy to use and easily accessible front-end for the entire suite of futures and OTC energy products we offer. Participants can access our platform globally via the Internet by logging in via our website homepage. Generally, we have over 10,000 connections to our electronic platform globally each trading day via WebICE and over 4,000 connections to our platform through multiple ISVs, co-location data centers, dedicated lines and global telecommunication hubs. In 2010, we introduced ICE mobile for iPhone, iPod Touch and iPad, and in 2011, we added support for Android and Blackberry enabled devices. ICE mobile allows WebICE customers to receive real-time data for our futures and OTC markets on their mobile devices. ICE mobile allows WebICE users the ability to view and manage their WebICE orders from their mobile device, as well as the option to enter new orders and trade from certain mobile devices, including the iPhone, iPad, and Android devices.

Application Programming Interfaces (APIs)

For our futures markets we offer participants the use of APIs, which allow developers to create customized applications and services around our electronic platform to suit their specific needs. Participants using APIs are able to link their own internal computer systems to our platform and enable algorithmic trading, risk management, data services, and straight-through processing. Our APIs also enable ISVs to adapt their products to our platform, thereby offering our participants a wide variety of front-end choices in addition to our WebICE interface.

We offer the following APIs for direct access customers and ISVs of our futures markets:

•	Order Routing — We offer order routing based on the industry standard Financial Information eXchange, or FIX protocol. The FIX message specification is fully compliant with the standard protocol.

•	Market Data — We offer an independent market data feed called iMpact. This feed provides full depth of book information and can be used by both trading clients and quote vendors.

•	Trade Capture — We offer a FIX-based API to capture all trades done by a given company for all of our products which can be used by firms to manage positions and the risk of their participants.

Creditex and ICE Link Technology

For OTC credit derivatives, Creditex’s proprietary RealTime trading platform connects buyers and sellers of credit derivatives, including single-name CDS, index CDS, emerging market CDS, and structured products and bonds, and serves as a facilitator of price discovery. RealTime’s functionality is highly scalable and quickly integrates into dealers’ existing trading systems. The RealTime platform technology can easily accommodate enhancements and add-ons in order to support additional products and rapidly respond to market demands for new functionality. The RealTime trading platform also serves as the centralized electronic site for accessing credit event fixings and credit event auctions for the CDS marketplace. ICE Link is an API-based affirmation platform that is connected to over 500 customers, including most of the major buy-side, sell-side and inter-dealer participants within the credit derivatives market. ICE Link offers three services that are available both via its API and its own user graphical user interface, including dealer-to-client trade affirmation, electronic connectivity to downstream operational vendors, connectivity to clearing houses and straight-through processing services.

YellowJacket Communication and Negotiation Technology

YellowJacket is a peer-to-peer communication and negotiation application designed to meet the advanced needs of traders and brokers in the complex markets for structured swaps, futures and options. YellowJacket integrates with multiple instant messaging, or IM, networks, and transforms ad-hoc messages into actionable market data that is consolidated in a grid, along with exchange prices, to provide a single aggregated view of the market. YellowJacket integrates with pricing and risk management systems, providing participants with the information to make better decisions with more speed and accuracy. Voice brokers may use YellowJacket tools for contact organization and quote distribution. Negotiated trades can be easily blocked into our clearing systems. The YellowJacket application supports the strict security, reliability, data control and compliance requirements of regulated trading firms.

Clearing Technology

Trade Management and Clearing Services Technology

A broad range of trade management and clearing services are offered through our clearing houses. ICE clearing systems are used at ICE Clear U.S. and ICE Clear Europe.

Historically, ICE Clear Europe relied on the clearing technology of a third party. In 2009, ICE Clear Europe began a project to migrate from its outsourced clearing technology to internally developed clearing technology and related software, called the “ICE Clearing Systems”. The ICE Clearing Systems encompass a number of integrated systems, most importantly the Post-Trade Management System, or PTMS, and the Extensible Clearing System, or ECS. PTMS provides real-time trade processing services enabling clearing members to offer real-time risk management services. ECS supports open and delivery position management, real-time trade and post-trade accounting, risk management (daily and intra-day cash, mark-to-market/option premium, and original margin using the CME SPAN® algorithm), collateral management, daily settlement and banking. ECS is a state-of-the art system offering open, Internet-based connectivity and integration options for clearing member access to user and account management, position reporting and collateral management. ECS also has an extensive reporting system which delivers on-line access to daily and historical reports in multiple formats, as well as an extensive currency delivery system to manage the delivery and payment of currency settlements. The final phase of the migration to the ICE Clearing Systems was finalized in 2011. This final phase resulted in the complete decommissioning of the third party clearing technology at ICE Clear Europe with post-trade registration and administration and position-keeping being migrated to the ICE Clearing Systems.

We offer real-time trade confirmations of trades booked for clearing over standard FIX API and support a multitude of post trade management functions including trade corrections, trade adjustment, position transfers, average pricing and give-up processing. As with the trading platform, we take a proactive approach to enhancing the reliability, capacity and performance of our clearing systems.

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

The CDS risk system self-adjusts to market conditions, accounts for the highly asymmetric risk profiles of CDS instruments, and captures the specificities of CDS trading behavior. Because the ICE CDS risk management model is self-adjusting, new original margin requirements are computed daily, as CDS spreads and volatility change. In addition to normal clearing functions, CDS clearing technology facilitates a daily auction-style price discovery process in which all clearinghouse members provide end-of-day quotes for all index and single name CDS instruments in which they have open interest. From these quotes the CDS clearing systems establish final prices for mark-to-market and variation margin calculations, as well as for computing original margin requirements and guaranty fund contributions.

Compliance and Regulatory Reporting Technology

We have invested in extensive internal compliance and external regulatory reporting systems for post trade analysis. For compliance, we developed ICEcap, which is used by our futures exchanges and OTC energy markets. The foundation for ICEcap is our enterprise data warehouse which combines data from multiple exchanges and clearing platforms. A flexible, customizable reporting front-end is then used to deliver the data to users, such as market supervision or regulators. ICEcap also services enterprise-wide business intelligence needs for our finance, operations and sales departments. For real time trade analysis, we have a license and maintenance agreement with SMARTS Market Surveillance PTY Limited to use the SMARTS system, which gives us a real time graphical view of all the trading on our futures and OTC markets and is coupled with real time alerts.

Data Centers, Global Network and Distribution

We offer a state-of-the-art hosting center in Illinois and maintain a disaster recovery site for our technology systems in Georgia. We offer access to our electronic markets through a broad range of interfaces including dedicated lines, server co-location data centers, telecommunications hubs in the United States, Europe and Asia, and directly via the Internet. The ICE global network consists of high speed dedicated data lines connecting data hubs in New York, Atlanta, Chicago, London and Singapore with the exchanges’ and clearing houses’ primary and disaster recovery data centers. This network offers customers an inexpensive, high speed, high-bandwidth solution for routing data between these hub locations and to the primary and secondary data centers.

In addition to our global network, the accessibility of our platform through the Internet differentiates our markets and serves to attract liquidity in our markets. As of the fourth quarter of 2011, there was an average of 13,500 simultaneous active connections daily during peak trading hours. One active connection can represent many individual traders. In addition, we have 44 order routing and 28 trade capture conformed ISVs interfacing to our trading platform. Many ISVs present a single connection while facilitating numerous individual participants entering orders and trading on our exchange. As a result, we have the potential to attract thousands of additional participants who may trade in our markets through ISVs or through our own front-end.

We offer server co-location space at our data centers to all of our customers. This service allows customers to deploy their trading servers and applications which virtually eliminate data transmission latency between the customer and the exchange.

Security and Disaster Recovery Technology

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

We use a remote data center to provide a point of redundancy for our trading and clearing technology. Our back-up disaster recovery facility fully replicates our primary data center and is designed to provide continuity of operations in the event of external threats, unforeseen disasters or internal failures. Our primary data center continuously collects and saves all trade information and transmits it to our disaster recovery site. For that reason, we expect that our disaster recovery system would have current, and in most cases, real-time, information in the event of a platform outage.

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

Competition in our Futures Business

In our energy futures business, ICE Futures Europe competes with global exchanges such as CME and European natural gas and power exchanges, such as the European Energy Exchange. Other exchanges may, in the future, offer trading in contracts that compete with our exchange. In addition, the recent consolidation in the industry and development of industry alliances has resulted in a growing number of well-capitalized trading services providers that compete with all or portions of our business.

ICE Futures U.S. competes with traditional exchanges as well as new entrants to the derivatives exchange sector. ICE Futures U.S. is a leading U.S. commodity futures exchange, with volume surpassing 425,000 contracts per day. CME, the largest derivatives exchange in the United States with 97% market share of all U.S. futures traded, competes with ICE Futures U.S. in its markets for agricultural commodities, currency and equity index contracts. ICE Futures U.S. also faces competition abroad from NYSE Euronext. Currently, ICE Futures U.S. competes with NYSE Euronext in the cocoa, sugar and coffee markets. ICE Futures U.S. also competes with other exchanges such as the Tokyo Grain Exchange and the Brazilian Mercantile and Futures Exchange.

ICE Futures Canada competes with NYSE Euronext’s rapeseed contract and the Australian Securities Exchange’s canola futures contract.

In addition to competition from derivative exchanges that offer commodity products, our futures business also faces competition from other exchanges, electronic trading systems, third party clearing houses, futures commission merchants and technology firms.

Competition in Our OTC Business

Certain financial services or technology companies, in addition to the competitors named above with respect to our futures business, have entered the OTC electronic trading services market. Additional joint ventures and consortia could form, or have been formed, to provide services that could potentially compete with certain services that we provide. Others may acquire the capacity to compete with us through acquisitions. If we expand into new markets in the future, we could face further competition. Creditex competes with other large inter-dealer brokers in the credit derivatives market, including GFI Group Inc., Tullet Prebon plc and ICAP plc.

Intellectual Property

We rely on a wide range of intellectual property, both owned and licensed, that is utilized in the operation of our electronic platforms, much of which has been internally developed by our technology team. We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications in the United States and other countries. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, websites, advertisements, educational material, graphic presentations, software code and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.

In August 2011, we obtained a patent for the business process that underpins ICE eConfirm, our electronic trade confirmation service. The patent covers the design of a computer system that matches and categorizes trades between a trader and a counterparty based on the electronically submitted trade details, which constitutes the foundation of ICE eConfirm.

In connection with the settlement of patent infringement litigation with EBS Dealing Resources, Inc., or EBS, we obtained from EBS a worldwide, fully paid, non-exclusive license to use technology covered under the Togher family of patents (presently issued or to be issued in the future claiming priority to U.S. patent application 07/830,408), which relate to the way in which bids and offers are displayed on an electronic trading system in a manner that permits parties to act only on those bids and offers from counterparties with whom the party has available credit. As a fully-paid license, we pay no royalties to EBS on an ongoing basis. The EBS license expires on the latest expiration of the underlying patents.

We hold a license and maintenance agreement with SMARTS to use its real-time market surveillance software to assist in monitoring trading of commodities, futures and options markets.

ICE Futures U.S. holds exclusive licenses to use various trademarks of Russell for U.S. futures and options contracts. Our Russell license is exclusive through June 30, 2017, with some exceptions if certain trading volume is not achieved. Redacted copies of the Russell license, as amended, have been filed with the SEC as material contracts.

This Annual Report on Form 10-K also contains additional trade names, trademarks and service marks of our and of other companies. We do not intend the use or display of other parties’ trademarks, trade names or service marks to imply, and this use or display should not be construed to imply, our endorsement or sponsorship of these other parties, their endorsement or sponsorship of it, or any other relationship between it and these other parties. In particular, (i) “SPAN” is a registered trademark of CME used herein under license, (ii) SMARTS is a registered trademark of Nasdaq OMX Company and (ii) “Russell” is a trademark and service mark of the Russell Investment Group used under license.

Sales

As of December 31, 2011, we employed 175 full-time sales personnel, including voice brokers. Our global sales team is comprised primarily of former brokers and traders with extensive experience and established relationships within the derivatives markets and trading community. Since our futures and OTC businesses are regulated, we also employ sales and marketing staff knowledgeable with respect to the regulatory constraints upon marketing in this field.

Our sales and marketing strategy is designed to expand relationships with existing participants through the provision of value-added products and services, technology support and product information, as well as to attract new participants. We also seek to build brand awareness and promote greater public understanding of our business, including how our products and technology can improve current approaches to price discovery and risk management in the commodity and financial markets.

We use a cross-promotional sales and marketing team. We believe this approach is consistent with, and will provide more effective support of, the underlying emphasis of our business model — an open architecture with flexibility that allows us to anticipate and respond rapidly to customers and evolving trends in the markets for trading and risk management, while maintaining separate markets on a regulatory basis. In our CDS business, we maintain a separate brokerage and sales team to support trade execution and the delivery of services to the market.

We typically pursue our marketing goals through a combination of on-line promotion through our website, third party websites, e-mail, advertising, one-on-one client relationship management and the hosting of customer forums and events. From time to time, we also provide commission rate discounts and broker clearing rebates. We participate in domestic and international trade shows, conferences and seminars regarding derivatives markets and other marketing events designed to inform market participants about our products and services. Our sales and marketing efforts typically involve the development of relationships with market participants who actively use our markets to ensure that our product and service offerings are based on their needs.

Employees

As of December 31, 2011, we had a total of 1,013 employees, with 347 employees at our headquarters in Atlanta, 310 employees in New York, 176 employees in London and a total of 180 employees across our Winnipeg, Houston, Chicago, Stamford, Washington, D.C., San Francisco, Singapore and Calgary offices.

Business Continuity Planning and Disaster Recovery

We maintain comprehensive business continuity and disaster recovery plans and facilities to provide nearly continuous availability of our markets in the event of a business disruption or disaster. We maintain incident and crisis management plans that address responses to disruptive events at any of our locations worldwide. We continuously evaluate business risks and their impact on operations, provide training to employees and perform exercises to validate the effectiveness of our plans, including participation in industry-sponsored disaster recovery and business continuity exercises. Oversight of business continuity and disaster recovery planning is provided by a committee comprised of senior managers representing each business unit, Internal Audit and the Audit Committee of the Board of Directors.

We use a remote data center to provide a point of redundancy for our trading technology in addition to redundant power, cooling and communications infrastructure within each data center. Our back-up facility fully replicates our primary data center and is able to provide the same capacity and functionality as the primary data center. In the event of a disruption at the primary data center, participants connecting to our electronic platform are automatically routed to the back-up facility. Our primary data center continuously collects and saves all trade information and transmits it to our back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage at the primary data center. In the event that we are required to complete a changeover to our back-up disaster facility, we anticipate that our platform would experience less than two hours of down time. Our primary data center is located in Illinois and the backup data center is a secure Tier-4 facility in Georgia.

Finally, our office facilities are protected against physical unavailability via our incident management plans. Dedicated business continuity facilities in Atlanta, New York, Chicago and London are maintained for employee relocation in the event that a main office is unavailable. Incident management plans place a priority on the protection of our employees.

Regulation

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. Due to the global financial crisis that occurred in 2008, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating new laws and regulations, that will apply to our business. While certain of these changes may have a positive impact on our business, some of these changes could adversely affect our business. Please also refer to the discussion below and the “Risk Factors” section below for a description of these regulatory and legislative risks and uncertainties.

Regulation in the United States

ICE Futures U.S.’s operations are subject to extensive regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a commodity exchange registered as a designated contract market by the CFTC. As a registered designated contract market, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the core principles applicable to it under the Commodity Exchange Act. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of its self-regulatory programs in these areas. The cost of regulatory compliance is substantial.

We operate our OTC energy electronic platform through ICE U.S. OTC Commodity Markets, LLC as an Exempt Commercial Market under the Commodity Exchange Act and regulations of the CFTC. We are subject to CFTC regulation with respect to the majority of contract volume conducted in these markets pursuant to provisions of the 2008 Farm Bill. For contracts that serve a significant price discovery function, our markets are subject to regulation that is equivalent to the regulation that would apply to a futures contract traded on a designated contract market. Where contracts are not deemed to be significant price discovery contracts, we have to comply with certain reporting, data access, and record keeping obligations to and for the CFTC. Markets that do not meet the definition of significant price discovery are typically illiquid and not subject to large volumes of trading. Our non-significant price discovery contracts will be subject to regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) when the CFTC finishes implementation.

In our U.S. CDS clearing business, ICE Clear Credit is subject to the regulation of the CFTC as a derivatives clearing organization and the SEC as a clearing agency. ICE Clear Europe, which is primarily regulated in the United Kingdom by the FSA as a Recognized Clearing House, is also subject to regulation by the CFTC as a derivatives clearing organization and the SEC as a clearing agency. Also, in our U.S. CDS execution business, we offer both electronic and voice brokered markets for trading CDS through Creditex Securities Corporation, a U.S. broker-dealer and alternative trading system registered with the SEC and a member of the Financial Industry Regulatory Authority, or FINRA.

On July 21, 2010, President Obama signed the Dodd-Frank Act, into law. On July 16, 2011, certain provisions of Dodd-Frank became effective, and other provisions will become effective pending issuance of final rules by regulators. The Dodd-Frank Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. The Dodd-Frank Act significantly alters the way we operate certain aspects of our OTC business, including our energy and credit OTC execution business, our OTC clearing business and our OTC data business. The Dodd-Frank Act gives the CFTC and SEC expansive authority over the OTC derivatives markets and market participants, and provides the Federal Reserve Board with authority over systemically important financial entities. ICE Clear Credit has already been notified that it may be regulated as a systemically important financial entity, and we expect that other of our clearing houses may receive similar notifications.

Through extensive rulemaking authority granted under the Dodd-Frank Act, the CFTC and SEC are creating a comprehensive new regulatory regime governing OTC derivative markets and market participants, including our OTC markets and customers. Our markets operated efficiently, securely and transparently during the financial crisis and many of the new requirements of the Dodd-Frank Act are consistent with the manner in which we already operate our business. For example, the new requirements to centrally clear OTC swaps and trade them on regulated platforms is consistent with our existing business model, thereby providing us with potential new business opportunities. The mandate to clear standardized swaps complements our clearing business since we have five clearing houses operating in three countries. Similarly, we believe our electronic platform for trading swaps already meets many of the swap execution facility requirements and satisfies many of the CFTC core principles to which swap execution facilities will be subject upon implementation of the Dodd-Frank Act, which provides us an advantage over many of our competitors in the swaps market. Finally, we believe our existing eConfirm and clearing house businesses may have advantages over companies attempting to become a swap data repository because our businesses already possess much of the data required to be reported to swap data repositories. In anticipation of swap reporting requirements, we have submitted an application to register a swap data repository, which is called TradeVault.

Over the past year, the CFTC has begun to issue final rules to implement the Dodd-Frank Act. In November 2011, the CFTC issued a final rule modifying position limits for our WTI crude oil, Henry Hub natural gas, RBOB gasoline, coffee, cocoa, sugar, and heating oil contracts. The new rules operate in two phases. The first phase will place position limits on contracts in the spot month, much like the manner in which exchanges today place position limits on contracts during the expiration period, and will require accountability levels, which are more flexible than position limits, in other months. However, spot month position limits will be aggregated across exchanges, which will limit the total number of contracts a trader can hold to contract expiration compared to our existing position limits. Like current expiration limits, the new limits are set at a percentage of deliverable supply for the underlying commodity. One exception is the financially settled Henry Hub natural gas contract, which is subject to a spot month limit that is five times higher than the deliverable supply. In the second phase, likely due in a year, the final rules will place aggregate hard position limits across all contract months on all trading venues trading economically equivalent contracts. Contracts will be aggregated across exchanges in two classes: (i) futures and options and (ii) swaps, including uncleared swaps. There will be limits within a class

(futures in one class and swaps in another class) and limits across classes (futures and swaps combined). Currently, our energy contracts are not subject to all month position limits and are subject to position limits in the final three days of the delivery month. Foreign boards of trade, such as ICE Futures Europe, that list contracts that settle on the settlement price of a domestic designated contract market, would be subject to these position limits for U.S. linked contracts.

Also in November 2011, the CFTC issued final rules implementing new core principles for clearing houses. The final rules require clearing houses to lower their capital requirements for clearing members to $50 million in adjusted net capital. While lowering the capital requirements for members to join a clearing house may increase the number of clearing members, such a regulatory change may force our clearing houses to include clearing members that would not have otherwise satisfied the risk profile that we impose on existing clearing members, thereby increasing the likelihood of a default by a clearing member and risk to the clearing house. The rules also require us to make changes to the way we currently operate some of our clearing houses, including requiring the clearing house to collect gross margin at the clearing house, instead of a net amount as currently collected by ICE Clear Europe.

In January 2012, the CFTC issued final rules mandating that for OTC products, a futures commission merchant is required to keep funds of each of its customers legally segregated from other customers. The intent of this rule is to minimize the exposure of a customer to a default of another customer by removing non-defaulting customer’s funds from the risk waterfall. Clearing houses may increase the amount of original margin required from its customers or increase the size of the guaranty fund deposits required from their clearing members as a result of this change to the risk waterfall. Adding to the higher margin requirements and segregating customer funds pursuant to the rules is operationally more expensive. The additional margin requirements and expense could curtail OTC clearing at our clearing houses in the future.

In addition, the Dodd-Frank Act has an open access provision that requires a clearing house to accept swaps that originate from any swap execution facility if the clearing house already accepts the swap for clearing. For our energy swap contracts, we currently have the ability to determine the eligibility of execution venues to clear OTC swaps at our clearing house and most trading occurs on our own execution platform. The open access provisions could diminish the value of our OTC swaps execution platform by enabling competing electronic venues the ability to submit swap trades for clearing.

ICE Clear Credit has been informed by the Financial Stability Oversight Council that it may be designated as systemically important. It is likely that systemically important clearing houses will be held to standards higher than other clearing houses that are deemed not to be systemically important. Such designation may include greater regulatory scrutiny and different, likely higher, margin requirements, as well as more onerous operational standards.

Currently, we clear our U.S. OTC energy business through ICE Clear Europe. The Dodd-Frank Act requires U.S. derivatives to be cleared by a U.S. registered futures commission merchant and through a U.S. registered derivatives clearing organization. ICE Clear Europe is registered as a derivatives clearing organization and many of its clearing members have affiliates that are U.S. futures commission merchants, which we believe will limit the impact of this obligation on us, but some clearing members will have to establish clearing capabilities through a U.S. based futures commission merchant.

The Dodd-Frank Act will also make changes to the regulatory requirements of our market participants, including large market participants, such as investment banks and hedge funds. For example, some of our participants will have to register as swaps dealers or major swaps participants. Registration as a swaps dealer or major swaps participant will result in additional regulation for these entities, including greater record keeping requirements, higher capital and margin requirements and higher business conduct standards. They will also be required to segregate clients’ or counterparties’ margin in a manner similar to the segregation of futures margin.

In the United States and Europe, there are several proposals to tax financial transactions or to assess user fees for market participants. For example, in the United States, there is discussion of assessing a user fee to fund the CFTC and in Europe, legislative bodies are considering a tax on all financial transactions, commonly referred to as a “Tobin Tax.” In addition, the U.S. Congress may propose to eliminate the favorable “60/40” tax treatment for futures.

The Dodd-Frank Act also imposes changes on the parts of our business operated outside the United States. With respect to ICE Futures Europe and ICE Futures Canada, we presently have permission to allow screen-based access by market participants in the United States pursuant to “no action” letters from the CFTC. Pursuant to the Dodd-Frank Act and recently issued final rules, the CFTC will require foreign exchanges such as ICE Futures Europe and ICE Futures Canada to register with the CFTC and be subject to direct regulation in the United States. While the registration process will impose obligations similar to the obligations currently imposed under the informal “no-action” process, direct regulation of our non-U.S. exchanges by U.S. regulators may prove to be unattractive to non-U.S. market participants due to the additional costs and greater oversight associated with this regulation.

Finally, the CFTC has issued final rules implementing the Dodd-Frank Act provisions for real time public reporting of swaps transaction data and swap data recordkeeping. Such rules will place added burdens on our market participants and could negatively impact the value of our market data business. In anticipation of the final rules, we submitted an application to the CFTC to register ICE Trade Vault, LLC as a Swap Data Repository, or SDR. If the CFTC approves our registration as a SDR, operating a SDR will allow us to offer swap data recordkeeping and reporting services that fulfill the reporting requirement on market participants.

We have and expect to continue to incur significant additional costs to make the necessary changes to our business to comply with the Dodd-Frank Act.

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

As in the United States and in other jurisdictions, the United Kingdom has decided to reform the national structures for the supervision of financial institutions. More power is being given to its central bank, the Bank of England, by splitting the current unitary regulator, the FSA, into a consumer protection and markets agency, or FCA (Financial Conduct Authority), and a prudential agency, known as the Prudential Regulatory Authority, or PRA. The PRA will become a subsidiary of the Bank of England and the supervision of central counterparties will move from the FSA to the Bank of England. As a result of these changes, ICE Futures Europe will be supervised by the markets division of the FCA and ICE Clear Europe will be supervised by the Bank of England. The new structure is expected to be launched in 2013 and we have begun to plan for this transition.

The Markets in Financial Instruments Directive (Directive 2004/39/EC), or MiFID, came into force on November 1, 2007 and introduced a harmonized approach to the licensing of services relating to commodity derivatives across Europe. The legislation also imposed greater regulatory burdens on European Union based operators of regulated markets, alternative trading systems and authorized firms in the commodity derivatives area. Further, it introduced the concept of a pan-European “passport” that allowed ICE Futures Europe to offer services in all European Economic Area member states. This legislation is consistent with other initiatives introduced to provide a more harmonized approach to European regulation, for example, the Market Abuse Directives (Directives 2003/06/EC and 2004/72/EC) that became effective in October 2004 and July 2005 introduced a specific prohibition against insider dealing in commodity derivative products.

In the wake of the financial crisis, MiFID has been reviewed. The negotiation of upgraded legislation, known as MiFID II, has begun on the basis of a draft from the European Commission, containing provisions to enhance financial stability, increase consumer protection and to bring standardized OTC derivatives onto electronic trading platforms. In particular the new legislation will contain enhanced provisions on exchanges and trading systems, trade transparency, publication mechanisms, high frequency trading, a revamp of retail client-facing conduct of business rules, commodity trading, position limits and position reporting. There are also provisions relating to the extension of access provisions to both swaps and futures, and the introduction of principles that would allow a trading venue to request that a clearing house clear its contracts together with existing open interest from other trading venues—a “fungible” clearing concept for both swaps and futures. It is expected that given its complexity MiFID II will take some time to agree, nevertheless, although these are only draft proposals subject to change, MiFID II could have a significant effect on our markets and our clearing house in Europe depending on the details of its implementation.

The European Union is also considering new legislation on OTC derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. In general, EMIR will require, among other things, OTC trades to be reported to trade repositories, clearing of standardized OTC derivative contracts, and more stringent prudential, operational and business requirements for clearing houses. The final form of the legislation is expected in early 2012, although secondary legislation may take until the end of the year. Any delays to this timetable would also delay the secondary legislation foreseen in several areas of EMIR.

The negotiation of the latest Basel accord commonly known as Basel III is ongoing. Of particular interest to us is the impact of Basel revisions on the capital banks must hold in relation to clearing house default fund exposures, and the policy on this is expected to be decided during 2012. Such proposals could make participation in our clearing houses more expensive for banks. Basel III is expected to be implemented in the EU through revisions to the Capital Requirements Directive, negotiation of which is running in parallel to the Basel discussions.

All of the above changes in legislation and regulation could impose additional regulatory burdens and costs on our European businesses.

Regulation in Canada

ICE Futures Canada’s operations are subject to extensive regulation by the MSC under the CFA. The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange, and establishes financial and non-financial criteria for an exchange. In addition, ICE Futures Canada is also recognized by the MSC as a self-regulatory organization and is required to institute and maintain detailed rules and procedures to fulfill its obligations. ICE Futures Canada is responsible for surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and is under the audit jurisdiction of the MSC with respect to these self-regulatory functions. ICE Futures Canada’s operations are also subject to oversight by other provincial securities commissions, including the Ontario Securities Commission and the Autorité des marchés financiers in Québec. ICE Futures Canada has a significant number of trading terminals in the United States for which it relies upon a no action letter. The no action letter requires it to comply with the requirements of the CFTC including making regular filings. On December 5, 2011 the CFTC approved new Part 48 of its regulations, which requires that a foreign board of trade apply to the CFTC under a formal registration process if it wishes to provide direct access to its electronic trading and order matching system to entities resident in the United States. The completed application must be submitted to the CFTC no later than August 20, 2012. ICE Futures Canada intends to complete the registration process in advance of the August 2012 date.

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

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability. We earn transaction fees for transactions executed and cleared in our markets and from the provision of electronic trade confirmation services. We derived 89% of our consolidated revenues from our transaction-based business for each of the years ended December 31, 2011, 2010 and 2009. The success of our business depends on our ability to maintain and increase our trading volumes and the resulting transaction and clearing fees. Over the last few years, global financial markets have experienced significant and adverse conditions as a result of the financial crisis, including a freezing of credit, substantially increased volatility, outflows of customer funds and investments, uncertain regulatory and legislative changes, losses resulting from lower asset values, defaults on loans and reduced liquidity. Many of the financial services firms that have been adversely impacted by the financial crisis are active participants in our markets. The trading volumes in our markets could decline substantially if our market participants reduce their level of trading activity for any reason, such as:

•	a reduction in the number of market participants that use our platform;

•	a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;

•

regulatory or legislative changes that result in reduced trading activity, including additional regulation of swap participants and swap dealers, transaction taxes on trading, limits on high frequency trading, reduction in proprietary trading by banks and the imposition of position limits in energy markets;

•	heightened capital maintenance requirements resulting from new regulation or mandated reductions in existing leverage;

•	defaults by clearing members that have deposits in our clearing houses;

•	changes to our contract specifications that are not viewed favorably by our market participants;

•	reduced access to capital required to fund trading activities;

•	significant defaults by issuers of debt leading to market disruption or a lack of confidence in the market’s ability to process such defaults; or

•	increased instances of counterparty failure or the inability of CDS protection sellers to pay out contractual obligations upon the occurrence of a credit event.

A reduction in our overall trading volume would reduce our revenue and could also render our markets less attractive to market participants as a source of liquidity, which could result in further loss of trading volume and associated transaction-based revenues. Further, a reduction in trading volumes would likely result in a corresponding decrease in the demand for our market data, which would reduce our overall revenue.

Our business and operating results depend in large part on volatility in commodity prices generally and energy markets in particular and may be adversely impacted by domestic and international economic and market conditions.

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

•

seasonality and weather conditions, including hurricanes, natural disasters and other significant weather events, and unnatural disasters like large oil spills that impact the production of commodities, and, in the case of energy commodities, production, refining and distribution facilities for oil and natural gas;

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

Any one or more of these factors may reduce trading activity, which could reduce liquidity — the ability to find ready buyers and sellers at current prices — which in turn could further discourage existing and potential market participants and thus accelerate a decline in the level of trading activity in these markets. A significant decline in our trading volumes due to reduced volatility, lower prices or any other factor, could have a material adverse effect on our revenues since our transaction fees would decline reducing profitability since our revenues would decline faster than our expenses, some of which are fixed. Moreover, if these unfavorable conditions were to persist over a lengthy period of time and trading volumes were to decline substantially and for a long enough period, the liquidity of our markets, and the critical mass of transaction volume necessary to support viable markets, could be jeopardized.

Our revenues depend heavily upon trading volume in the markets for ICE Brent Crude and OTC North American natural gas. A decline in volume or in our market share in these contracts would jeopardize our profitability and growth.

Our revenues currently depend heavily on trading volume in the markets for ICE Brent Crude futures and options contracts and OTC North American natural gas contracts. Trading in these contracts in the aggregate has represented 34%, 32% and 30% of our consolidated revenues for the years ended December 31, 2011, 2010 and 2009, respectively. A decline in the combined trading volume in these contracts would have a material negative impact on our operating results and revenues.

The derivatives and energy commodities trading industry has been and continues to be subject to increased legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future, which may reduce our trading and clearing volumes or increase our cost of doing business.

Providing facilities to trade financial derivatives and energy products is one of our core businesses and financial reform legislation like the Dodd-Frank Act, will impact many aspects of our business. With the passage of the Dodd-Frank Act, an OTC platform will have to register with the CFTC or the SEC (for security-based OTC trades) as a swap execution facility, or SEF. A SEF will be subject to a set of core principles similar to a regulated futures exchange. These core principles would require market monitoring and position limits, among other things. In addition, pursuant to rules proposed by the CFTC and the SEC, many derivatives market participants will have to register as swap dealers or major swap participants. Registration as a swap dealer or a major swap participant will subject these participants to greater regulation, including business conduct standards, record-keeping requirements and capital requirements, which may result in some of these participants leaving our markets.

An additional example of the impact of the Dodd-Frank Act includes a CFTC rule to modify position limits for our WTI crude oil, Henry Hub natural gas, RBOB gasoline, coffee, cocoa, sugar, and heating oil contracts. The new rules will place position limits on contracts in the spot month, much like the manner in which exchanges today place position limits on contracts during the expiration period and accountability levels, which are more flexible than position limits, in other months. However, spot month position limits will be aggregated across exchanges, which will limit the total number of contracts a trader can hold to contract expiration compared to our existing position limits. In the second phase, the proposed rules will place aggregate hard position limits across all contract months on all trading venues trading economically equivalent contracts. Foreign boards of trade, such as ICE Futures Europe, that list contracts that settle on the settlement price of a domestic designated contract market, would be subject to the same position limits for U.S.-linked contracts. The Dodd-Frank Act also calls for the real time public reporting of OTC derivatives transactions. ICE currently sells its OTC data and a requirement to publicly report derivatives transactions could impact the revenue we derive from selling this data. In addition, the Dodd-Frank Act mandates clearing of most OTC derivatives and we operate an electronic trade confirmation business, eConfirm, that derives revenues from electronically confirming bilateral OTC transactions. Given that the number of bilateral OTC transactions will decrease as a result of the Dodd-Frank Act and that the proposed rules provide that any swap executed on a swap execution facility platform would be deemed “confirmed”, eConfirm’s business, and the revenue we receive from eConfirm, could be materially impacted. Further, the Volker Rule and swaps push out provisions require certain of our market participants to make major changes to their business models, including, in some cases, the potential termination of some trading activities or divestiture of certain trading operations. Given the higher regulatory requirements, participants could migrate away from transacting in swaps to other derivatives, such as futures, that will not subject them to the more stringent regulatory requirements governing major market participants that trade swaps.

In the United States and Europe, there are several proposals to tax financial transactions or to assess user fees for market participants. For example, in the United States, there is discussion of assessing a user fee to fund the CFTC. In Europe, legislative bodies are considering a tax on all financial transactions, commonly referred to as a “Tobin Tax.” In addition, the U.S. Congress may propose to eliminate the favorable “60/40” tax treatment for futures. If any of these proposals become law, it could reduce our trading volumes.

With respect to our clearing houses, the CFTC may attempt to increase competition in clearing by making various changes, including the manner in which we operate our clearing houses, such as determining who qualifies as a clearing member and implementing different risk management standards. These changes could impair the effectiveness and profitability of our clearing houses. For example, the Dodd-Frank Act has an open access provision that would require a clearing house to accept swaps that originate from any swap execution facility if the clearing house already accepts the swap for clearing. Further, MiFID II contains provisions relating to open access for exchange-traded derivatives and the introduction of fungible clearing. Requiring a clearing house to accept and clear trades executed on an unrelated trading facility would expose our clearing house to trades that we may not have the same level of confidence compared to a trade that had been executed on our trading facility. Further, clearing trades from other trading facilities could make it more difficult to track positions and counterparty risk exposure, which will make the operation of our clearing houses riskier and more difficult since there will need to be common rules and margin requirements as well as more information sharing between competing clearing houses. Finally, the open access provisions could diminish the value of our OTC swaps execution platform by enabling competing electronic venues to submit trades to our clearing houses for clearing. Also, our clearing houses will have less control over the decision of whether to accept and clear trades from various execution facilities.

The CFTC approved final rulemaking to require clearing houses to lower their capital requirements for clearing members to $50 million in adjusted net capital. While lowering the capital requirements for members to join a clearing house may increase the number of clearing members in a clearing house, such a regulatory change may force our clearing houses to include clearing members that would not have otherwise satisfied the risk profile that we impose on existing clearing members, thereby increasing the likelihood of a default by a clearing member. Also, if regulatory considerations override our existing core risk management processes, margin parameters could be set too low, which could result in a clearing house holding insufficient margin funds to cover the cost of a default and thus exposing its guaranty fund to claims. The CFTC has issued final rules mandating that futures commission merchants keep funds of one customer legally segregated from other customers for OTC products. The intent of this rule is to minimize the exposure of a customer to a default of another customer by eliminating the non-defaulting customer from the risk waterfall in the event of a default. To make up for the change in the risk waterfall, clearing houses may increase the amount of original margin required from customers, which could reduce trading activity due to the higher burden associated with the increased original margin.

Our clearinghouses and trading platforms are vertically integrated. In Europe, there is discussion about whether to allow vertically integrated clearing and trading. In addition, there are proposals in Europe to force clearinghouses to offer fungible clearing forcing clearinghouses to link, allowing participants to move positions between clearinghouses. Elimination of integrated clearing and trading or fungible trading could hurt the value of our clearing and trading businesses.

Finally, the Financial Stability Oversight Committee, or FSOC, a regulatory body made up of the U.S. financial regulatory agencies, the Federal Reserve and the Department of Treasury, recently issued a letter notifying ICE Clear Credit that FSOC is considering whether to designate ICE Clear Credit as a systemically important market utility under Title VIII of Dodd-Frank. While the CFTC and SEC have not finalized rules for systemically important institutions, this designation will likely result in higher regulation for ICE Clear Credit and any of our other clearing houses that are deemed systemically important. Please see “Item 1 — Business — Regulation” above for additional information regarding new laws and regulations that impact our business.

Our compliance and risk management methods might not be effective and may result in outcomes that could adversely affect our reputation, financial condition and operating results.

Our ability to comply with applicable complex and changing laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed. Regulators periodically review our exchanges’ ability to self-regulate and our compliance with a variety of laws and self regulatory standards. If we fail to comply with these obligations, regulators could take a variety of actions that could impair our ability to conduct our business.

In addition, our regulators have broad enforcement powers to censure, fine, issue cease-and-desist orders or prohibit us from engaging in some of our businesses. We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of non-compliance or alleged non-compliance with applicable laws or regulations, we could be subject to investigations and proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages which can be significant. Any of these outcomes would adversely affect our reputation, financial condition and operating results. In extreme cases, these outcomes could adversely affect our ability to continue to conduct our business.

Financial reform initiatives are occurring globally and we operate in many jurisdictions. ICE Futures Europe, through which we conduct our energy futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures Europe has regulatory responsibility in its own right and is subject to supervision by the FSA pursuant to the FSMA. ICE Futures Europe is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. Likewise, ICE Futures U.S. operates as a designated contract market and as a self-regulatory organization. ICE Futures U.S. is responsible for ensuring that the exchange operates in accordance with existing rules and regulations, and must comply with eighteen core principles under the Commodity Exchange Act. The ability of each of ICE Futures Europe and ICE Futures U.S. to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, surveillance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. Failure to comply with current regulatory requirements and regulatory requirements that may be imposed on us in the future could subject us to significant penalties, including termination of our ability to conduct our regulated energy futures business through ICE Futures Europe and our regulated agricultural commodities, equity index and currency businesses through ICE Futures U.S.

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

Operating clearing houses requires material ongoing expenditures and exposes us to various risks. There are risks inherent in operating a clearing house, including exposure to the market and counterparty risk of clearing members, defaults by clearing members and providing a return to the clearing members on the funds invested by the clearing houses, which could subject our business to substantial losses. For example, clearing members have placed an aggregate amount of cash in ICE Clear Europe relating to margin requirements and funding the guaranty funds of $16.6 billion as of December 31, 2011 and a total of $31.6 billion for all of our clearing houses. For ICE Clear Europe, these funds are swept and invested daily by JPMorgan Chase Bank N.A. in accordance with our clearing house investment guidelines. Our clearing houses have an obligation to return margin payments and guaranty fund contributions to clearing members once the relevant clearing member’s exposure to the clearing house no longer exists. In addition, ICE Clear Europe must provide an interest yield to clearing members in respect of certain margin and guaranty fund contributions lodged with the clearing house. If the investment principal amount decreases in value, ICE Clear Europe will be liable for the shortfall. Further, if the number of large, well capitalized banks that are clearing members decreases, the concentration of risks within our clearing houses will be spread among a smaller pool of clearing members.

Although our clearing houses have policies and procedures to help ensure that clearing members can satisfy their obligations, such policies and procedures may not succeed in preventing losses after a counterparty’s default. In addition, the process for deriving margins and financial safeguards for our trading activity is complex, especially for CDS products, and although we believe that we have carefully analyzed the process for setting margins and our financial safeguards, there is no guarantee that our procedures will adequately protect us from the risks of clearing these products. We cannot assure you that these measures and safeguards will be sufficient to protect us from a default or that we will not be materially and adversely affected in the event of a significant default. We have contributed our own capital to the guaranty fund of the clearing houses that could be used in the event of a default where the defaulting clearing participant’s margins, the defaulting clearing participant’s guaranty fund contributions and non-defaulting clients net funds of the clearing participant are not sufficient to cover the default. Furthermore, the default of any one of the clearing members could subject our business to substantial losses and cause our customers to lose confidence in the guarantee of our clearing houses.

Our clearing houses hold substantial amounts of sovereign and government guaranteed agency debt securities as collateral for original margin and guaranty fund deposits and as security for cash investments and loans. A decline in the value of these securities or default by a sovereign government could subject our clearing houses to additional risks of default by their clearing members, or if a loan counterparty were to default, the value of the sovereign treasury securities held by our clearing houses may be insufficient on liquidation to recover the full loan value.

Our clearing houses hold a substantial amount of client assets as collateral, which comprise U.S. and other sovereign treasury securities. As of December 31, 2011, our clearing houses held $20.9 billion of non-cash collateral: $11.3 billion of this amount was comprised of U.S. Treasury securities, $2.3 billion was comprised of Italian Treasury securities, $1.2 billion was comprised of Spanish Treasury securities, $794.2 million was comprised of Belgian Treasury securities and $1.4 billion was comprised of other European and Canadian Treasury securities (none of which were issued by Greece or Portugal). Sovereign treasury securities have historically been viewed as one of the safest securities for clearing houses to hold due to the perceived credit worthiness of major governments, but the markets for such treasury securities have experienced significant volatility recently. Our clearing houses apply a haircut or discount on the value of the collateral based on market values for sovereign securities held as collateral. The markets for such treasury securities have experienced significant volatility recently related to on-going financial challenges in some of the major European countries and leading up to the U.S. government’s negotiations regarding raising the debt ceiling, which is the maximum amount of debt that the U.S. government can incur. In 2011, the U.S. government approved an increase to the debt ceiling and approved certain spending cuts. However, the U.S. government will need to revisit the debt ceiling issue and find additional spending cuts again in the near future. In addition, if there is a collapse of the euro, our clearing houses would face significant expenses in changing their systems to account for the collapse of the euro and such an event could cause another credit crunch and major swings in asset prices and exchange rates.

Notwithstanding the current intraday margin and valuation checks conducted by our clearing houses, our clearing houses will need to continue to monitor the volatility and value of U.S. and other sovereign treasury securities because if the value of these treasury securities declines significantly, our clearing houses will need to collect additional collateral from their clearing members, which may be difficult for the clearing members to supply in the event of an actual or threatened default by a sovereign government. In addition, our clearing houses may be required to impose a more significant haircut on the value of sovereign treasury securities posted as collateral if there is uncertainty regarding the future value of these securities, which would trigger additional collateral contributions by the clearing members. If a clearing member cannot supply the additional collateral, which may include cash deposits in a currency acceptable to the clearing house, the clearing house would deem the clearing member in default. If any clearing members default as a result of the reduction in value of their collateral, our clearing houses and trading business could suffer substantial losses as a result of the loss of our own capital that has been contributed to the clearing house’s guaranty fund, a reduction in the volume of cleared transactions and a loss of confidence by clearing members in the guaranty of the clearing houses.

Further, our clearing houses invest large sums of money in connection with their clearing operations and may hold sovereign securities as security for these deposits. Our clearing houses may find access to security in the loan market constrained and be unable to secure or maintain sufficient collateral to secure cash deposits made with authorized financial institutions if there is a threat that the U.S. government could default on its debt obligations. In that event, our clearing houses might make time deposits with banks, which are secured only to the value of FDIC insurance and therefore may in significant part be lost in the event of the insolvency of the loan counterparty. Our clearing houses that utilize time deposits currently manage such exposure by limiting the counterparties with which time deposits are made and the value of such loans. However, such limits may not be feasible in the event of a significant shortfall in available security for loans as a result of a potential default by the U.S. government. In such event our clearing houses may make time deposits with lesser credit worthy counterparties or increase the loan size limit for existing counterparties, which leads to more risks with respect to the funds held by the clearing houses and could lead to substantial losses.

We face intense competition that could materially and adversely affect our business. If we are not able to compete successfully, our business will be adversely impacted.

The global derivatives industry is highly competitive and we face intense competition in all aspects of our business. We believe competition in our industry is based on a number of important factors including, but not limited to, market liquidity, transparency, technology advancements, platform speed and reliability, regulatory differences, new and existing product offerings, pricing and risk management capabilities.

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

In addition, in the future we may be forced to compete with consortiums of our customers that may pool their trading activity to establish new exchanges, trading platforms or clearing facilities. We may also face heightened competition for execution in our OTC markets by SEFs as a result of the Dodd-Frank Act.

Recent trends towards the globalization of capital markets have resulted in greater mobility of capital, greater international participation in markets and increased competition among markets in different geographical areas. Competition in the market for derivatives trading and clearing has intensified as a result of consolidation and as the market becomes more global in connection with the increase in electronic trading platforms and the desire by existing exchanges to diversify their product offerings. Further, a regional exchange in an emerging market country, such as Brazil, India or China, or a producer country, could attract enough trading activity to compete with our benchmark products. A decline in our fees due to competitive pressure, the inability to successfully launch new products or the loss of customers due to competition could lower our revenues, which would adversely affect our profitability. We cannot assure you that we will be able to continue to expand our product offerings, or that we will be able to retain our current customers or attract new customers. If we are not able to compete successfully our business could be materially impacted, including our ability to sustain as an operating entity.

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

We intend to launch new products and continue to explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material and will involve risks. Further, we may enter into or increase our presence in markets that already possess established competitors who may enjoy the protection of high barriers to entry. Attracting customers in certain countries may also be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties. In addition, we may spend substantial time and money developing new product offerings or improving current product offerings. If these product offerings are not successful, we may miss a potential market opportunity and not be able to offset the costs of such initiatives.

In light of consolidation in the exchange and clearing sector and competition for opportunities, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Further, our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. If we are required to raise capital by incurring additional debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, we cannot assure you that any such financing will be available or that the terms of such financing will be favorable to us.

Also, offering new products and pursuing acquisitions requires substantial time and attention of our management team, which could prevent the management team from successfully overseeing other initiatives. As a result of any future acquisition, we may issue additional shares of our common stock that dilute shareholders’ ownership interest in us, expend cash, incur debt, assume contingent liabilities, inherit existing or pending litigation or create additional expenses related to amortizing intangible assets with estimable useful lives, any of which could harm our business, financial condition or results of operations and negatively impact our stock price.

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from our mergers and acquisitions, strategic joint ventures or investments, which could adversely affect the value of our common stock.

The success of our mergers and acquisitions will depend, in part, on our ability to realize the anticipated synergies and growth opportunities, as well as our expected cost savings and revenue growth trends. In general, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies. However, the process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business.

Integration of acquired companies is complex and time consuming, and requires substantial resources and effort. The integration process and other disruptions resulting from the mergers or acquisitions may disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom we have business or other dealings or our ability to achieve the anticipated benefits of the merger or acquisition. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected.

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

Under accounting principles generally accepted in the United States, the determination of the value of goodwill and other intangible assets with respect to our acquisitions and other investments requires management to make estimates and assumptions that affect our consolidated financial statements. As of December 31, 2011, we had goodwill of $1.9 billion and net other intangible assets of $854.4 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. We assess goodwill, other intangible assets and other investments and assets for impairment by applying a fair-value based test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. We have recorded pre-tax, non-cash impairment charges on our investment in the National Commodity and Derivatives Exchange, Ltd., or NCDEX, and the latest such charge was for $9.3 million during the year ended December 31, 2009.

We cannot assure you that we will not experience future events that result in similar and additional impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results. For additional information on the NCDEX impairment charges and other potential impairment charges, refer to notes 6 and 8 to our consolidated financial statements and related notes and “Critical Accounting Policies — Goodwill and Other Identifiable Intangible Assets” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

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

•	enhance our existing services and maintain and improve the functionality, speed and reliability of our electronic platform, in particular, reducing network downtime or disruptions;

•	develop or license new technologies that address the increasingly sophisticated and varied needs of our participants;

•	increase trading and clearing system functionality to support future growth;

•	continue to build on technology provided to customers and maintain or grow the use of WebICE by our customers;

•	anticipate and respond to technological advances, customer demands and emerging industry practices on a cost-effective and timely basis; and

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

Our systems and those of our third party service providers may be vulnerable to security risks, hacking and cyber attacks, especially in light of our role in the global marketplace, which could result in wrongful use of our information, or which could make our participants reluctant to use our electronic platform.

We regard the secure transmission of confidential information on our electronic platforms as a critical element of our operations. Our networks and those of our participants, our third party service providers and external market infrastructures, may, however, be vulnerable to unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Recently, groups have targeted the financial services industry as part of their protest against the perceived lack of regulation of the financial markets and economic inequality. Further, former employees of certain companies in the financial sector have misappropriated trade secrets or stolen source code in the past and we could be a target for such illegal acts in the future.

For example, phishing and hacking incidents in the past have resulted in unauthorized transfers of certain affected European Union emissions allowances, or EUAs from accounts in various European registries. The affected EUAs have been transferred between registry accounts and eventually some affected EUAs were delivered by clearing members to the clearing house’s registered accounts in the United Kingdom pursuant to delivery obligations under relevant ICE Futures Europe contracts. Further, some affected EUAs were delivered to ICE Clear Europe’s registered accounts in the United Kingdom as collateral. We are also aware of litigation between some market participants in connection with these stolen certificates and it is possible that we could be joined to such litigation in the future.

Although we intend to continue to implement industry standard security measures ourselves and are requiring additional collateral, we cannot assure you that those measures will be sufficient to protect our business against losses or any reduced trading volume incurred in our markets as a result of any security breach. We will continue to employ resources to monitor the environment and protect our infrastructure against security breaches and misappropriation of our intellectual property assets, but these measures may prove insufficient depending upon the attack or threat posed, which could result in system failures and delays that could cause us to lose customers, experience lower trading volume, incur significant liabilities or have a negative impact on our competitive advantage.

Fluctuations in foreign currency exchange rates may adversely affect our financial results.

Since we conduct operations in several different countries, including the United States, several European countries and Canada, substantial portions of our revenues, expenses, assets and liabilities are denominated in U.S. dollars, pounds sterling, euros and Canadian dollars. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against the other currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies.

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

Our investment in businesses outside of the United States, in particular, our investments in Cetip and Brix Energia e Futuros S.A., or BRIX, a Brazilian marketplace for electric power, could subject us to investment and currency translation risk.

We have substantial investments outside of the United States that expose us to investment and currency translation risks. In particular, we acquired 31.6 million shares, or 12%, of the common stock of Cetip for an aggregate consideration of $514.1 million in cash on July 15, 2011. We also have a partnership in BRIX, which is a Brazilian marketplace for trading electric power. We account for our investment in Cetip as an available-for-sale investment. As of December 31, 2011, the fair value of the equity security investment was $451.1 million, which was classified as a long-term investment in our consolidated balance sheet, and the unrealized loss was $63.0 million for the year ended December 31, 2011. The unrealized loss primarily resulted from foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from July 15, 2011 through December 31, 2011. The Company’s investment in Cetip was recorded in and is held in Brazilian reais.

Cetip’s ability to maintain or expand its business is subject to many of the same types of risks to which we are subject. Additionally, its stock is valued in Brazilian real, which subjects us to currency translation risk. There is no guarantee that our investment in Cetip or our partnership in BRIX will be successful or that we will be able to sell our shares at prices and terms favorable to us. Further, a decrease in value of the Brazilian real or other currencies where we have investments would decrease the value of our investments in these foreign jurisdictions and would have a negative impact on our financial statements.

Owning and operating voice broker businesses expose us to additional risk and these businesses are largely dependent on their broker-dealer clients. These clients are not restricted from transacting or processing transactions directly, or through their own proprietary or third-party platforms, and the Dodd-Frank Act will change the way voice brokers can conduct their business.

Our voice broker business is primarily transaction-based and it provides brokerage services to clients primarily in the form of agency transactions, although it also engages in a limited number of matched principal transactions. In agency transactions, customers pay transaction fees for trade execution services in which we connect buyers and sellers who settle their transactions directly. In matched principal transactions (also known as “risk-less principal” transactions), we agree to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. Such transactions leave Creditex, which is the subsidiary that engages in these transactions, with risk as principal on a transaction. The majority of the Creditex transactions are agency transactions and the matched principal transactions accounted for approximately 3% of the total transactions for Creditex for the year ended December 31, 2011. With respect to matched principal transactions, a counterparty to a matched principal transaction may fail to fulfill its obligations, or Creditex may face liability for an unmatched trade. Declines in trading volumes in credit derivatives would adversely affect the revenues we derive from Creditex. We also face the risk of not being able to collect transaction or processing fees charged to customers for brokerage services and processing services we provide.

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

Finally, under the Dodd-Frank Act and its rules, voice brokers will be subjected to heightened regulation and limitations on the manner in which they can execute business on behalf of customers. Requirements of trading clearable swaps on a SEF may negatively impact the interdealer broker business.

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

In addition, if one or more of our products or services is found to infringe patents held by others, we may be required to stop developing or marketing the products or services, obtain licenses to develop and market the products or services from the holders of the patents or redesign the products or services in such a way as to avoid infringing the patents. We also could be required to pay damages if we were found to infringe patents held by others, which could materially adversely affect our business, financial condition and operating results. We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms. If we were unable to obtain such licenses, we may not be able to redesign our products or services at a reasonable cost to avoid infringement, which could materially adversely affect our business, financial condition and operating results.

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

We have filed patent applications in the United States, Europe and in other jurisdictions on a number of aspects of our electronic trading system and trade confirmation systems. We cannot assure you that we will obtain any final patents covering these services, nor can we predict the scope of any patents issued. In addition, we cannot assure you that any patent issued will be effective to protect this intellectual property against misappropriation or infringement. Third parties in Europe or elsewhere could acquire patents covering this or other intellectual property for which we obtain patents in the United States, or equivalent intellectual property, as a result of differences in local laws affecting patentability and patent validity. Third parties in other jurisdictions might also misappropriate or infringe our intellectual property rights with impunity if intellectual property protection laws are not actively enforced in those jurisdictions. Patent infringement and/or the grant of parallel patents would erode the value of our intellectual property.

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

We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies, for elements of our trading, clearing and other systems. We rely on access to certain data used in our business through licenses with third parties and we rely on a large international telecommunications company for the provision of hosting services. The general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. In addition, participants trading on our electronic platform may access it through 44 order routing and 28 trade capture conformed ISVs, which represent a substantial portion of the ISVs that serve the commodities markets. The loss of a significant number of ISVs providing access could make our platform less attractive to participants who prefer this form of access. If these companies were to discontinue providing services to us, we would likely experience significant disruption to our business.

We are subject to significant litigation and liability risks.

Many aspects of our business, and the businesses of our participants, involve substantial risks of liability. These risks include, among others, potential liability from disputes over terms of a trade and the claim that a system failure or delay caused monetary loss to a participant or that an unauthorized trade occurred. For example, dissatisfied market participants that have traded on our electronic platform or those on whose behalf such participants have traded, may make claims regarding the quality of trade execution, or allege improperly confirmed or settled trades, abusive trading practices, security and confidentiality breaches, mismanagement or even fraud against us or our participants. In addition, because of the ease and speed with which sizable trades can be executed on our electronic platform, participants can lose substantial amounts by inadvertently entering trade orders or by entering them inaccurately. A large number of significant error trades could result in participant dissatisfaction and a decline in participant willingness to trade in our electronic markets. In addition, we are subject to various legal disputes, some of which we are involved in due to acquisition activity. An adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results.

ITEM 1 (B).	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most valuable property is our technology and the infrastructure underlying it. Our intellectual property is described under the heading “Technology” in Item 1 — Business. In addition to our intellectual property, our other primary assets include computer equipment, software, internally developed software and a corporate aircraft. We own an array of computers and related equipment. The net book value of our property was $131.0 million as of December 31, 2011.

Our principal executive offices are located in Atlanta, Georgia. We occupy 92,171 square feet of office space in Atlanta under a lease that expires on June 30, 2014. We also lease an aggregate of 212,882 square feet of office space in New York, London, Chicago, Stamford, San Francisco, Washington, D.C., Houston, Winnipeg, Calgary and Singapore. Our largest physical presence outside of Atlanta is in New York, New York, where we have leased 113,276 square feet of office space, primarily relating to ICE Futures U.S.’s executive office and its principal trading floor that are located at One North End Avenue, New York, New York. ICE Futures U.S. leases this space from our competitor NYMEX under a lease that expires on July 1, 2013, unless an option to renew for five years is extended by NYMEX following the initial term. Our second largest physical presence outside of Atlanta is in London, England, where we have leased 46,417 square feet of office space. The various leases covering these spaces generally expire in 2013, 2014 and 2024.

We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in a number of legal proceedings (including the one described below) concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

On August 5, 2011, we announced that we will be ceasing operations of the Chicago Climate Futures Exchange, LLC, or CCFE, an emissions futures exchange that we acquired as part of our acquisition of CLE in July 2010. On December 14, 2011, a group of twenty-four plaintiffs who hold “trading privileges” (a right to trade at a discount) at CCFE filed suit against CCFE and CLE, together with two current and one former employee of those entities, claiming that they were defrauded in connection with the purchase of their trading privileges at CCFE and that the sales of such privileges were made in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs seek the return of amounts paid for their trading privileges, the lost “value” of their trading privileges, punitive damages and interest. We do not believe the plaintiffs’ claims to be meritorious, and we intend to vigorously defend the action.

ITEM 4 (A). EXECUTIVE	OFFICERS OF INTERCONTINENTALEXCHANGE, INC.

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers and certain other key employees:

Name	Age	Title
Jeffrey C. Sprecher	56	Chairman of the Board and Chief Executive Officer
Charles A. Vice	48	President and Chief Operating Officer
Scott A. Hill	44	Chief Financial Officer and Senior Vice President
David S. Goone	51	Senior Vice President, Chief Strategic Officer
Edwin D. Marcial	44	Chief Technology Officer and Senior Vice President
Johnathan H. Short	46	Senior Vice President, General Counsel and Corporate Secretary
David J. Peniket	46	President and Chief Operating Officer, ICE Futures Europe
Thomas W. Farley	36	President, ICE Futures U.S.

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

Charles A. Vice.    Mr. Vice has served as Chief Operating Officer since July 2001 and our President since October 2005. As our President and Chief Operating Officer, Mr. Vice is responsible for overseeing our technology operations, including market development, customer support and business development activities. He has over 16 years of experience in applying information technology in the energy industry. Mr. Vice joined Continental Power Exchange, Inc. as a Marketing Director during its startup in 1994, and prior thereto was a Principal with Energy Management Associates for five years, providing consulting services to energy firms. From 1985 to 1988, he was a Systems Analyst with Electronic Data Systems. Mr. Vice holds a B.S. degree in Mechanical Engineering from the University of Alabama and an MBA from Vanderbilt University.

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

David S. Goone.    Mr. Goone has served as Senior Vice President, Chief Strategic Officer since March 2001. He is responsible for the expansion of our product lines, including futures products and trading capabilities for our electronic platform. Mr. Goone also leads our global sales organization. Prior to joining us, Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.

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

Johnathan H. Short.    Mr. Short has served as Senior Vice President, General Counsel and Corporate Secretary since June 2004. In his role as General Counsel, he is responsible for managing our legal and regulatory affairs. As Corporate Secretary, he is also responsible for a variety of our corporate governance matters. Prior to joining us, Mr. Short was a partner at McKenna Long & Aldridge LLP, a national law firm. Mr. Short practiced in the corporate law group of McKenna, Long & Aldridge (and its predecessor firm, Long Aldridge & Norman LLP) from November 1994 until he joined us in June 2004. From April 1991 until October 1994, he practiced in the commercial litigation department of Long Aldridge & Norman LLP. Mr. Short holds a J.D. degree from the University of Florida, College of Law, and a B.S. in Accounting from the University of Florida, Fisher School of Accounting.

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

Thomas W. Farley.    Mr. Farley joined ICE Futures U.S. in February 2007 as President. Mr. Farley also serves as a member of the Board of Directors of ICE Futures U.S. and ICE Clear U.S. From July 2006 to January 2007, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the commodity derivatives markets. From October 2000 to July 2006, Mr. Farley served as Kiodex’s Chief Financial Officer and he also served as Kiodex’s Chief Operating Officer from January 2003 to July 2006. Prior to Kiodex, Mr. Farley held positions in investment banking and private equity. Mr. Farley holds a B.A. in Political Science from Georgetown University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

As of January 31, 2012, there were approximately 437 holders of record of our common stock.

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

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. Our common stock was initially offered and sold to the public at a price of $26.00 per share and has been publicly traded since November 16, 2005. Prior to that date, there was no public market in our stock. On January 31, 2012, our common stock traded at a high of $116.07 per share and a low of $114.20 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low
Year Ended December 31, 2010
First Quarter	$113.62	$93.50
Second Quarter	$129.53	$105.53
Third Quarter	$114.44	$92.18
Fourth Quarter	$121.90	$105.08
Year Ended December 31, 2011
First Quarter	$135.38	$112.13
Second Quarter	$126.67	$112.20
Third Quarter	$131.72	$102.57
Fourth Quarter	$132.89	$113.00

Equity Compensation Plan Information

The following table provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2011, which consist of the 2000 Stock Option Plan, 2003 Directors Plan, 2004 Restricted Stock Plan, 2005 Equity Incentive Plan, 2009 Omnibus Incentive Plan and Creditex 1999 Stock Option/Stock Issuance Plan. The 2000 Stock Option Plan, the 2004 Restricted Stock Plan, the 2005 Equity Incentive Plan and the Creditex 1999 Stock Option/Stock Issuance Plan were all retired on May 14, 2009, when our shareholders approved the 2009 Omnibus Incentive Plan. No future issuances will be made from these retired plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,620,497	(1)	$84.90	(1)	2,411,394
Equity compensation plans not approved by security holders(2)	288,553	(2)	$28.25	(2)	206,023

TOTAL	1,909,050		$72.34		2,617,417

(1)	The 2000 Stock Option Plan was approved by our stockholders in June 2000. The 2005 Equity Incentive Plan was approved by our stockholders in June 2005. The 2009 Omnibus Incentive Plan was approved by our stockholders on May 14, 2009, on which date the 2000 Stock Option Plan and the 2005 Equity Incentive Plan were retired. Of the 1,620,497 securities to be issued upon exercise of outstanding options and rights, 785,439 are options with a weighted average exercise price of $84.90 and the remaining 835,058 securities are restricted stock shares that do not have an exercise price.

(2)	This category includes the 2003 Directors Plan, 2004 Restricted Stock Plan and the Creditex 1999 Stock Options/Stock Issuance Plan. Of the 288,553 securities to be issued upon exercise of outstanding options and rights, 260,305 are options with a weighted average exercise price of $28.25 and the remaining 28,248 securities are restricted stock shares that do not have an exercise price. For more information concerning these plans, see note 10 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of IntercontinentalExchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended December 31, 2011.

Period (2011)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
October 1 – October 31	62,790	$117.92	2,150,041	$374.0
November 1 – November 30	230,800	$116.68	2,380,841	$347.1
December 1 – December 31	107,100	$117.74	2,487,941	$334.4
Total	400,690	$117.16	2,487,941	$334.4

(1)

As previously announced, in February 2010 our board of directors authorized us to repurchase up to $300.0 million in our common stock. During September 2011, our board of directors authorized us to repurchase up to an additional $300.0 million in our common stock. This is in addition to the $81.4 million that was still available to be repurchased under the February 2010 authorization. These stock repurchase authorizations do not have an expiration date. Under a trading plan adopted in compliance with Rule 10b5-1 under the Securities Exchange Act, we repurchased $47.0 million worth of our common stock through open market purchases during the quarter ended December 31, 2011. Under our Rule 10b5-1 trading plan, we may purchase additional shares of our common stock in the future outside of open trading window periods subject to the terms of the plan. Our repurchase program may be suspended or discontinued at any time without prior notice.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011(1)	2010(1)	2009(1)	2008(1)	2007(1)
	(In thousands, except for per share data)
Consolidated Statement of Income Data
Revenues:
Transaction and clearing fees, net(2)	$1,176,367	$1,023,454	$884,473	$693,229	$490,358
Market data fees	124,956	109,175	101,684	102,944	70,396
Other	26,168	17,315	8,631	16,905	13,539

Total revenues	1,327,491	1,149,944	994,788	813,078	574,293

Operating expenses:
Compensation and benefits	250,601	236,649	235,677	159,792	101,397
Technology and communication	47,875	44,506	38,277	27,473	20,203
Professional services	34,831	32,597	35,557	29,705	23,047
Rent and occupancy	19,066	17,024	20,590	14,830	11,816
Acquisition-related transaction costs(3)	15,624	9,996	6,139	—	11,121
Selling, general and administrative	33,909	35,714	34,572	25,497	20,445
Depreciation and amortization	132,252	121,209	111,357	62,247	32,701

Total operating expenses	534,158	497,695	482,169	319,544	220,730

Operating income	793,333	652,249	512,619	493,534	353,563
Other income (expense), net(4)	(34,094)	(42,107)	(18,914)	(20,038)	4,871

Income before income taxes	759,239	610,142	493,705	473,496	358,434
Income tax expense	237,498	202,375	179,551	172,524	117,822

Net income	$521,741	$407,767	$314,154	$300,972	$240,612

Net (income) loss attributable to noncontrolling interest(5)	(12,068)	(9,469)	1,834	—	—

Net income attributable to IntercontinentalExchange, Inc.	$509,673	$398,298	$315,988	$300,972	$240,612

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$6.97	$5.41	$4.33	$4.23	$3.49

Diluted	$6.90	$5.35	$4.27	$4.17	$3.39

Weighted average common shares outstanding:
Basic	73,145	73,624	72,985	71,184	68,985
Diluted	73,895	74,476	74,090	72,164	70,980

(1)	We acquired several companies during the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and have included the financial results of these companies in our consolidated financial statements effective from the respective acquisition dates. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these acquisitions.

(2)	Our transaction and clearing fees are presented net of rebates. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(3)	During the years ended December 31, 2011, 2010 and 2009, we expensed $15.6 million, $10.0 million and $6.1 million in transaction costs directly relating to various successful and unsuccessful acquisitions. On January 1, 2009, we adopted what is now part of Accounting Standards Codification, or ASC, Topic 805 related to business combinations and are now required to expense all acquisition-related transaction costs as incurred. Prior to 2009, we could capitalize these costs as part of the purchase price and would only expense these costs if we incurred these costs but the acquisition did not close. During the year ended December 31, 2007, we incurred $11.1 million in transaction costs directly relating to our proposed merger with CBOT Holdings, Inc., or CBOT. We did not succeed in our proposed merger with CBOT, and the CME Group Inc. completed its acquisition of CBOT in July 2007. Refer to note 15 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these costs.

(4)	The financial results for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 include $28.4 million, $25.1 million, $16.8 million, $13.2 million and $15.5 million, respectively, in interest expense on our outstanding indebtedness and $6.1 million, $5.0 million, $5.6 million, $6.0 million and $3.1 million, respectively, in interest expense relating to the Russell licensing agreement. The financial results for the year ended December 31, 2010 include a loss of $15.1 million on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE. The financial results for the years ended December 31, 2009 and 2008 include impairment losses of $9.3 million and $15.7 million, respectively, relating to our cost method investment in NCDEX. The financial results for the year ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various other cost method investments. The financial results for the year ended December 31, 2007 include a gain on disposal of an asset of $9.3 million. Refer to notes 3, 6, 9 and 13 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(5)	On January 1, 2009, we adopted what is now part of ASC Topic 810 related to noncontrolling interests. Increases in noncontrolling interest, including those resulting from the formation of ICE Clear Credit and the acquisition of TCC, have been recorded within equity, with income attributable to that noncontrolling interest recorded separately in our consolidated statements of income.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$822,949	$621,792	$552,465	$283,522	$119,597
Short-term and long-term investments(1)	451,136	1,999	25,497	6,484	140,955
Margin deposits and guaranty fund assets(2)	31,555,831	22,712,281	18,690,238	12,117,820	792,052
Total current assets	32,605,391	23,575,778	19,459,851	12,552,588	1,142,094
Property and equipment, net	130,962	94,503	91,735	88,952	63,524
Goodwill and other intangible assets, net(3)	2,757,358	2,806,873	2,168,291	2,163,671	1,547,409
Total assets	36,147,864	26,642,259	21,884,875	14,959,581	2,796,345
Margin deposits and guaranty fund liabilities(2)	31,555,831	22,712,281	18,690,238	12,117,820	792,052
Total current liabilities	31,800,314	23,127,384	18,967,832	12,311,642	910,961
Current and long-term debt(4)	887,500	578,500	307,500	379,375	221,875
Equity	3,162,341	2,816,765	2,433,647	2,012,180	1,476,856

(1)	We have historically invested a portion of our cash in short-term and long-term investments. Due to the adverse conditions in the credit markets, beginning in 2008 we began to allocate more of our funds to cash equivalent investments and out of short-term and long-term investments. As of December 31, 2011, the Company holds a $451.1 million investment in Cetip, S.A. that is classified as a long-term investment. Refer to note 5 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on this investment.

(2)	Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. ICE Clear Europe began clearing contracts in November 2008 upon the transition of clearing from LCH.Clearnet Ltd. and ICE Clear Credit began to clear CDS contracts in March 2009. Refer to note 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(3)	The increase in the goodwill and intangible assets in 2010 primarily relates to the acquisition of CLE in July 2010. The increase in the goodwill and intangible assets in 2008 primarily relates to the acquisition of Creditex in August 2008. Refer to notes 3 and 8 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(4)	We entered into a new aggregate $2.6 billion senior unsecured credit facility during 2011, which includes a $2.1 billion five-year senior unsecured multicurrency revolving credit facility and an aggregate $500.0 million five-year senior unsecured term loan facility. We also entered into a $400.0 million note purchase agreement. The cash proceeds from the new debt entered into during 2011 were used to fund a portion of our investment in Cetip during 2011 and for general corporate purposes, including stock repurchases. We borrowed $400.0 million under a senior unsecured term loan facility during 2010, part of which was used in connection with the purchase of CLE and for our stock repurchases. We borrowed $250.0 million under a senior unsecured credit facility in connection with the purchase of ICE Futures U.S. in January 2007 and we borrowed an additional $195.0 million in 2008 in connection with our stock repurchases. Refer to note 9 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our outstanding debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Our Business Environment

We are a leading operator of global futures exchanges, over-the-counter, or OTC, markets, derivatives clearing houses and post-trade services. We operate these global marketplaces for trading and clearing a broad array of energy, environmental and agricultural commodities, credit default swaps, or CDS, equity indexes and currency contracts. Currently, we are the only marketplace to offer an integrated electronic platform for trading of products in both the futures and OTC markets, together with post-trade processing and clearing services. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

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

Our business is primarily transaction-based, and the revenues and profitability in our markets relate directly to the amount, or volume, of trading and clearing activity and the respective execution and clearing fee levels. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts such as equity indexes and foreign exchange, as well as economic conditions, changes in supply/demand dynamics or perceptions, weather, new product introductions, fees, currency moves and interest rates, margin requirements, regulation of our markets and market participants, geopolitical events, and competition. Price volatility increases the need to hedge price risk and creates opportunities for the exchange of risk between market participants. Changes in our futures trading volume and OTC average daily commissions are also driven by varying levels of volatility and liquidity in our markets and in the broader commodities markets, which influence trading volume across all of the markets we operate.

Since our business is primarily transaction-based, declines in trading volumes and market liquidity could adversely affect our business and profitability. Market liquidity is one of the primary keys to attracting and maintaining customers and is an important indicator of a market’s strength.

We operate our markets primarily on our electronic platforms. In addition, we offer ICE Futures U.S.’s options markets on both our electronic platform and our New York-based trading floor. We also operate brokerage desks for CDS and certain of our energy options businesses. Participation in our markets has continued to increase as participants continue to employ the use of more financial instruments and more sophisticated hedging and risk management strategies to manage their price exposure.

Recent Developments and Trends

Regulatory and Clearing

In connection with the financial crisis, which began in 2008, global financial markets have generally experienced a period of reduced liquidity, outflow of customer funds, defaults and extraordinary volatility due to deteriorating credit market conditions. As a result, many market participants, including many of our key customers, experienced reduced liquidity with continued credit contraction, financial institution consolidation and market participant bankruptcies. While our business continued to grow amid these market conditions, a sustained period of uncertainty relating to regulatory changes, counterparty creditworthiness and the availability of credit to facilitate trading have limited trading participation in certain of our markets, including CDS markets.

As a result of the financial crisis, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. While the Dodd-Frank Act technically became effective on July 16, 2011, many provisions of the law require the Commodity Futures Trading Commission, or CFTC, and the Securities and Exchange Commission, or SEC, to issue final rules before many of the provisions become effective. While most of the Dodd-Frank Act is delayed, certain provisions have become effective. Our Derivatives Clearing Organizations, or DCOs, and our Designated

Contract Markets are now subject to new core principles. Over the past six months, the CFTC has been issuing final rules, including rules implementing the new core principles for DCOs and instituting a new customer segregation system for swaps.

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

In addition, the European Union is drafting several pieces of financial reform legislation. The Regulation on OTC Derivatives, Clearing Houses and Trade Repositories (formerly known as the European Market Infrastructure Regulation, or EMIR) requires OTC derivatives to be cleared. The European Commission has published draft revisions to the Markets in Financial Instruments Directive, or MiFID. One proposal contained in the revisions could force open access for clearing and trading. This could impact the processes in use by the market today for trading by requiring clearing houses to accept trades from alternative execution venues. Another proposal would require firms to offer financial or commodity indices on reasonable commercial terms, eliminating the ability of exchanges or clearing houses to have exclusive rights to an index. In addition, MiFID will require that exchanges have position limits or equivalent methods, such as position accountability, to prevent market abuse. Finally, a proposed law on short selling and CDS provides for a prohibition on naked sovereign CDS positions.

Though we have enabled the move to clearing, established position limits and brought increased market transparency ahead of the implementation of the Dodd-Frank Act, the final Dodd-Frank Act rules and laws may impact the way our markets operate. We believe the availability of central counterparty clearing for futures and OTC contracts has supported and will continue to support the liquidity and participation in our marketplaces, and that we have adequate flexibility in our market structure to adapt to financial reform requirements in a timely manner.

For additional information regarding the Dodd-Frank Act and other regulations affecting our business, see Item 1 “Business — Regulation” and Item 1(A) “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

New Products

The establishment of ICE Clear Europe has facilitated our launch of new cleared OTC contracts. Since the launch of ICE Clear Europe, we have launched over 540 new cleared OTC contracts, including over 260 new OTC contracts launched during 2011 for global oil and refined petroleum products, North American natural gas, North American power, North American emissions and natural gas liquids. We also continued to launch new futures contracts during 2011, including new currency futures contracts, coal and natural gas option contracts, freight swap contracts, iron ore swap contracts and Dutch TTF natural gas option contracts.

ICE Futures Canada introduced new futures and options on futures contracts on milling wheat, durum wheat and barley on January 23, 2012, subsequent to the passage by the federal government of Canada of the Marketing Freedom for Grain Farmers Act. This act ends the Canadian Wheat Board’s monopoly for sales and marketing of Canadian wheat and barley in the export and human consumption markets as of August 1, 2012. The first delivery month in the new contracts is October 2012. ICE Futures Canada has secured all necessary regulatory approvals for these new contracts.

We established ICE Clear Credit in 2009 to facilitate the clearing of credit derivative contracts, including North American CDS index contracts and certain North American single-name CDS contracts. ICE Clear Credit offers clearing solutions for the buyside in the U.S. ICE Clear Credit commenced clearing of Latin American sovereign CDS in the fourth quarter of 2011 and is the first clearing house to clear sovereign CDS.

We have applied to register our ICE Trade Vault service as a swap data repository, or SDR, with the CFTC. ICE Trade Vault will provide reporting compliance for our global customer base through a widely-accepted, proven method for capturing and reporting commodity trade data. ICE eConfirm will serve as the front-end application for the ICE Trade Vault SDR under the Dodd-Frank Act and is slated to launch in 2012. The combination of ICE Trade Vault and ICE eConfirm will offer streamlined reporting by employing processes and systems already in use by the industry.

MF Global

On October 31, 2011, MF Global filed for bankruptcy or insolvency protection in the United States and the United Kingdom. Certain subsidiaries of MF Global were clearing members of our clearing houses, including ICE Clear Europe (MF Global UK Limited), ICE Clear U.S. (MF Global Inc.) and ICE Clear Canada (MF Global Canada Co.). As a result of the bankruptcy and insolvency filings, our clearing houses declared MF Global and its subsidiaries in default and they were not permitted to enter into new trades. Open positions with our clearing houses became the responsibility of the clearing houses and were managed in accordance with their respective default rules and provisions. Pursuant to clearing house rules, our clearing houses and clearing members continue to work with exchange participants, the trustee and the administrator to efficiently manage the default of MF Global with minimum impact on the market, the clearing houses, the clearing members and exchange participants.

In November 2011, all of our clearing houses completed the transfer or closure of all MF Global customer positions executed on our exchanges and held at our clearing houses. The substantial majority of customer positions were transferred to alternative clearing members and the balance of open positions were closed by the clearing houses. The clearing houses remained fully collateralized throughout the close-out process. The majority of the original margin and guaranty fund cash deposits have been returned to the relevant estate trustees and administrators for subsequent disposition or to an alternative clearing member for the participants. However, as of December 31, 2011, certain of our clearing houses held $65.8 million in combined MF Global original margin and guaranty fund cash deposits and await instructions from the trustee and administrator of the bankruptcy or insolvency protection to return or transfer this cash.

As a precaution and to ensure liquidity, our clearing houses borrowed $203.0 million in combined capacity on October 31, 2011 that was reserved for this purpose, under our credit facilities. The drawn facilities were not needed by our clearing houses and the $203.0 million in borrowings were repaid in full in November 2011. See “Loan Agreements” below.

Technology

In 2009, ICE Clear Europe began a project to migrate from its outsourced clearing technology to internally developed clearing technology and related software, called the “ICE Clearing Systems”. The ICE Clearing Systems encompass a number of integrated systems, most importantly the Post-Trade Management System, or PTMS, and the Extensible Clearing System, or ECS. The ICE Clearing Systems were already used extensively within ICE Clear U.S. All of ICE Clear Europe’s products are now cleared exclusively on the ICE Clearing Systems. The benefits of the transition to the ICE Clearing Systems include modernizing the clearing technology standards over the last two years to allow our clearing houses to benefit from technology enhancements and to increase our ability to introduce new products, markets and services.

Investments

In April 2011, we entered into a partnership to launch Brix Energia e Futuros S.A., or BRIX, a Brazilian marketplace for electric power. BRIX launched its Brazilian power markets in July 2011 and uses our electronic platform for trading. All trades are registered with the Camara de Comercializacao de Energia Eletrica, the Brazilian registry required for energy trades. We are a minority owner of BRIX together with a group of Brazilian partners with industrial, energy and regulatory backgrounds.

On July 15, 2011, we acquired 31.6 million shares, or 12%, of the common stock of Cetip, S.A., or Cetip, from two Cetip stockholders for an aggregate consideration of $514.1 million in cash. The transaction consideration consisted of $304.1 million from our cash on hand and $210.0 million drawn from our revolving credit facilities. We have appointed a representative to Cetip’s board of directors. Cetip is a publicly traded company and is Brazil’s leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives. Cetip offers registration, custody, trading, clearing and settlement to its customers, including banks, brokerage houses, securities dealers, leasing companies, insurance companies, investment funds and pension funds.

We accounted for our investment in Cetip as an available-for-sale investment. As of December 31, 2011, the fair value of the equity security investment was $451.1 million and was classified as a long-term investment in our consolidated balance sheet. The unrealized loss of $63.0 million for the year ended December 31, 2011 was recorded as a component of accumulated other comprehensive income. The unrealized loss primarily resulted from foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from July 15, 2011 through December 31, 2011 of $88.4 million, partially offset by a $25.4 million increase in the stock price of Cetip. The Company’s investment in Cetip was made in and is held in Brazilian reais.

Consolidated Financial Highlights

The following summarizes significant changes in our consolidated financial performance for the periods presented (dollars in thousands, except per share amounts):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Total revenues	$1,327,491	$1,149,944	15%	$1,149,944	$994,788	16%
Total operating expenses	$534,158	$497,695	7%	$497,695	$482,169	3%
Operating income	$793,333	$652,249	22%	$652,249	$512,619	27%
Operating margin	60%	57%	3 bps	57%	52%	5 bps
Total other expense, net	$34,094	$42,107	(19)%	$42,107	$18,914	123%
Income tax expense	$237,498	$202,375	17%	$202,375	$179,551	13%
Effective tax rate	31%	33%	(2 bps )	33%	36%	(3 bps )
Net income attributable to ICE	$509,673	$398,298	28%	$398,298	$315,988	26%
Diluted earnings per share attributable to ICE common shareholders	$6.90	$5.35	29%	$5.35	$4.27	25%
Cash flows from operating activities	$712,770	$533,758	34%	$533,758	$486,593	10%

•

Consolidated revenue growth for both the years ended December 31, 2011 and 2010 was primarily due to higher trading volume in ICE Brent Crude and ICE Gasoil futures and options contracts, the OTC North American natural gas and the OTC global oil contracts and due to increases in the ICE ECX emission futures and options volumes and revenues.

•

Consolidated operating expenses increased $36.5 million for the year ended December 31, 2011 from the comparable period in 2010 and increased $15.5 million for the year ended December 31, 2010 from the comparable period in 2009 primarily due to the following:

•

Depreciation and amortization expenses increased $11.0 million for the year ended December 31, 2011 from the comparable period in 2010 and increased $9.9 million for the year ended December 31, 2010 from the comparable period in 2009. The increase each year primarily related to amortization expenses recorded on the intangible assets associated with our acquisition of Climate Exchange plc, or CLE, in July 2010, and due to additional depreciation expenses recorded on fixed asset additions.

•

Compensation and benefits expenses increased $14.0 million for the year ended December 31, 2011 from the comparable period in 2010. The increase primarily related to an increase in our employee headcount, partially offset by $5.2 million in employee termination costs that we incurred during the comparable period in 2010 following our acquisition of CLE.

•

Technology and communications expenses increased $3.4 million for the year ended December 31, 2011 from the comparable period in 2010 and increased $6.2 million for the year ended December 31, 2010 from the comparable period in 2009. The increase each year primarily related to an increase in our technology hosting expenses, hardware and software support expenses and other license fees, all of which resulted from the growth of our business and related revenues.

•

Acquisition-related transaction costs increased $5.6 million for the year ended December 31, 2011 from the comparable period in 2010 and increased $3.9 million for the year ended December 31, 2010 from the comparable period in 2009. Our acquisition-related transaction costs primarily related to costs incurred for the potential acquisition of NYSE Euronext and for our investment in Cetip during the year ended December 31, 2011, costs incurred for our acquisition of CLE during the year ended December 31, 2010 and for costs incurred for our acquisition of The Clearing Corporation, or TCC, during the year ended December 31, 2009.

•

Consolidated total other expense, net includes a pre-tax loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE of $15.1 million during the year ended December 31, 2010. Consolidated total other expense, net for the year ended December 31, 2009 includes a pre-tax gain of $17.2 million from the sale of our LCH.Clearnet cost method investment, which was partially offset by combined pre-tax losses of $15.4 million relating to impairment losses on various cost method investments.

•

Excluding our acquisition-related transaction costs and other items that are not reflective of our core business performance, net of taxes, consolidated net income attributable to ICE for the years ended December 31, 2011, 2010 and 2009 would have been $523.4 million, $420.9 million and $333.6 million, respectively. See “Non-GAAP Financial Measures” below.

Variability in Quarterly Comparisons

In addition to general economic conditions and conditions in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors, including:

•

Geopolitical Events and Economic Conditions:    Geopolitical events tend to impact global commodity prices and may impact commodity supply. Because commodity prices often move in conjunction with changes in the perception of geopolitical risk, these events in the past have impacted trading activities in our markets due to the increased volatility and need for risk management in times of uncertainty.

•

Weather and Disasters:    Weather events have been an important factor in price volatility and the supply and demand of energy and agricultural commodities and, therefore, the trading activities of market participants. Unexpected or extreme weather conditions, such as low temperatures or hurricanes, and other events that cause demand increases, supply disruptions or unexpected volatility tend to result in business disruptions and expanded hedging and trading activity in our markets. In addition, disasters, both natural (like earthquakes and tsunamis) and unnatural (like large oil spills or terrorist activities), can result in disruptions that impact trading activity.

•

Real and Perceived Supply and Demand Imbalances:    Various agencies and groups, such as the International Energy Agency and the U.S. Energy Information Administration, regularly track commodity supply data. Reporting on supply or production may impact trading volume and price volatility due to real or perceived supply and demand imbalances.

•

Regulatory Considerations:    The implementation of the Dodd-Frank Act may impact participation in our markets. Generally, legislative and regulatory bodies have expressed increased concern regarding derivatives markets when underlying commodity prices rise. As a result, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes.

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

Further, we periodically make adjustments to our contract specifications and are currently introducing new ICE Brent Crude and ICE Gasoil futures contracts alongside our existing contracts for those products. Changes to contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying commodity and may result in fluctuations in trading volume. These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

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

Our Futures Segment

The following table presents selected statement of income data for our futures segment (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures and options	$190,171	$145,278	31%	$145,278	$111,216	31%
ICE Gasoil futures and options	99,499	79,113	26	79,113	56,153	41
Sugar futures and options	69,160	74,538	(7)	74,538	71,972	4
ICE ECX emission futures and options	63,480	41,123	54	41,123	27,916	47
ICE WTI Crude futures and options	44,708	48,846	(8)	48,846	49,319	(1)
Russell Index futures and options	40,034	32,337	24	32,337	31,253	3
Cotton futures and options	20,907	21,064	(1)	21,064	12,924	63
Other futures products and options	76,151	61,399	24	61,399	49,168	25

Total transaction and clearing fees, net	604,110	503,698	20	503,698	409,921	23
Intersegment fees	35,589	31,062	15	31,062	27,618	12
Other	11,000	5,943	85	5,943	4,167	43

Total revenues	650,699	540,703	20	540,703	441,706	22

Operating expenses:
Intersegment expenses	85,630	70,322	22	70,322	49,716	41
Other operating expenses	144,902	144,067	1	144,067	113,427	27

Total operating expenses	230,532	214,389	8	214,389	163,143	31

Operating income	$420,167	$326,314	29%	$326,314	$278,563	17%

In our futures segment, we earn transaction and clearing fees from both counterparties to each futures contract or option on futures contract that is traded and cleared, based on the volume of the commodity underlying the futures or option contract that is traded and cleared. The amount of our transaction and clearing fees will depend upon many factors, including but not limited to transaction and clearing volume, pricing and new product introductions.

Our futures segment’s transaction and clearing fees increased the last two years primarily due to increases in the trading volumes in the ICE Brent Crude and ICE Gasoil futures and options contracts. Volume in the Brent crude and Gasoil markets increased the last two years due to several factors, including increased trading activity stimulated by the wide differential between Brent and WTI crude prices as a result of physical supplies, political unrest in the Middle East, higher economic growth outside of the United States that benefited trading in our global oil markets and the impact on global commodity markets of the Japanese earthquake.

Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinationals, to price their crude oil production. Market participants are increasingly relying on the Brent contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 51%, 47% and 46% market share of the global oil futures contracts trading for the years ended December 31, 2011, 2010 and 2009, respectively. Volume in our Gasoil contract also increased due to its role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market.

Revenues in our ICE ECX emission futures and options contracts increased the last two years primarily due to increases in our trading volumes and due to our recognition of 100% of the revenues from the ICE ECX emission contracts following our acquisition of CLE in July 2010. Prior to our acquisition of CLE, we only recognized a portion of the total ICE ECX emission futures and option revenues under our prior licensing agreement with CLE.

The Russell Index futures and options contracts set various monthly volume records in the second half of 2011. The increase in U.S. equity market volatility was a key factor as the Russell Index and other major indexes experienced their highest volatility levels in the past three years. Along with the heightened volatility, there was a significant amount of institutional hedging activity utilizing the Russell Index to adjust risk exposure in small cap issues.

Revenues in our cotton futures and options contracts has steadily increased since 2009, during which time cotton volumes were down dramatically from prior periods due to a significant reduction in global exports and in the U.S. production of cotton. Improved credit conditions, as well as increased production and market liquidity, have also helped traditional hedgers to return to the agricultural markets.

The increase in other futures products and options revenues the last two years is primarily due to increased trading volumes in our U.K. natural gas, coal, coffee, canola, cocoa, and U.S. Dollar Index futures and options contracts.

Our futures segment transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $188.3 million, $159.7 million and $117.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable commission rate.

The increase in other revenues the last two years is primarily due to a reduction in the net interest paid to clearing members for their futures cash margin deposits at ICE Clear Europe as a result of fluctuations in the amounts and types of margin collateral made by the clearing members to ICE Clear Europe and an increase in cotton certification fees associated with our increased cotton volume. This interest paid to clearing members is recorded as a reduction to other revenues. Effective January 1, 2011, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits. This also applies to our global OTC segment relating to OTC cleared energy cash margin deposits at ICE Clear Europe.

The increased intersegment fees being charged from our global OTC segment to our futures segment for the last two years primarily relates to increased expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic trading and clearing and due to the increased trading volume of the futures segment during the years ended December 31, 2011 and 2010.

The increase in other operating expenses for the year ended December 31, 2010 from the comparable period in 2009 primarily relates to costs associated with and following our acquisition of CLE in July 2010. Amortization expenses recorded on the CLE intangible assets were $19.5 million and $9.7 million for the years ended December 31, 2011 and 2010, respectively. The other operating expenses for the year ended December 31, 2010 also include $8.4 million in acquisition-related transaction costs that we incurred relating to the CLE acquisition and $6.0 million in employee termination costs that we incurred following the acquisition.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents the underlying commodity size per futures contract traded in our key futures markets as well as the relevant standard of measure for each contract:

Futures Contract	Size	Measure
ICE Brent Crude	1,000	Barrels
ICE WTI Crude	1,000	Barrels
ICE Gasoil	1,000	Metric Tonnes
Sugar	112,000	Pounds

The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Number of futures and options contracts traded:
ICE Brent Crude futures and options	134,248	100,217	34%	100,217	74,351	35%
ICE Gasoil futures and options	66,184	52,583	26	52,583	36,253	45
Sugar futures and options	31,455	37,910	(17)	37,910	34,796	9
ICE ECX emission futures and options	7,570	6,166	23	6,166	5,124	20
ICE WTI Crude futures and options	51,936	52,790	(2)	52,790	46,412	14
Russell Index futures and options	44,416	40,352	10	40,352	39,297	3
Cotton futures and options	8,083	8,644	(6)	8,644	5,284	64
Other futures and options	37,228	30,303	23	30,303	20,803	46

Total	381,120	328,965	16%	328,965	262,320	25%

Futures average daily volume	1,513	1,306	16%	1,306	1,036	26%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest is also a measure of the future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange. The following table presents our year-end open interest for our futures and options contracts (in thousands, except for percentages).

	As of December 31,			As of December 31,
	2011	2010	Change	2010	2009	Change
Open interest — futures and options contracts:
ICE Brent Crude futures and options	1,301	904	44%	904	771	17%
ICE Gasoil futures and options	482	643	(25)	643	563	14
Sugar futures and options	1,263	1,735	(27)	1,735	2,053	(15)
ICE ECX emission futures and options	984	781	26	781	547	43
ICE WTI Crude futures and options	611	640	(4)	640	521	23
Russell Index futures and options	427	341	25	341	364	(6)
Cotton futures and options	349	598	(42)	598	366	63
Other futures and options	1,340	1,296	3	1,296	956	36

Total	6,757	6,938	(3)%	6,938	6,141	13%

The following table presents key futures transaction volume information, as well as other selected futures operating information (dollars in thousands, except rate per contact amounts):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Futures average daily trading and clearing revenues:
U.K. futures average daily exchange and clearing revenues	$1,678	$1,322	27%	$1,322	$1,023	29%
U.S. and Canadian futures average daily exchange and clearing revenues	719	677	6	677	596	14

Total futures average daily trading and clearing revenues	$2,397	$1,999	20%	$1,999	$1,619	23%

Futures rate per contract:
Energy futures and options rate per contract	$1.57	$1.53	3%	$1.53	$1.56	(2)%
Agricultural commodity futures and options rate per contract	$2.33	$2.13	9%	$2.13	$2.17	(2)%
Financial futures and options rate per contract	$0.91	$0.81	13%	$0.81	$0.84	(4)%

Our Global OTC Segment

The following table presents selected statement of income data for our global OTC segment (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas	$254,773	$221,856	15%	$221,856	$186,810	19%
Credit default swaps	167,003	165,689	1	165,689	165,145	—
North American power	88,606	92,245	(4)	92,245	95,277	(3)
Global oil and other	54,278	31,997	70	31,997	20,729	54
Electronic trade confirmation	7,597	7,969	(5)	7,969	6,591	21

Total transaction and clearing fees, net	572,257	519,756	10	519,756	474,552	10
Intersegment fees	86,845	74,759	16	74,759	58,881	27
Market data fees	48,667	47,843	2	47,843	47,682	—
Other	15,134	11,323	34	11,323	4,427	156

Total revenues	722,903	653,681	11	653,681	585,542	12

Operating expenses:
Intersegment expenses	36,994	35,893	3	35,893	42,872	(16)
Other operating expenses	385,136	349,670	10	349,670	365,497	(4)

Total operating expenses	422,130	385,563	9	385,563	408,369	(6)

Operating income	$300,773	$268,118	12%	$268,118	$177,173	51%

Revenues in our global OTC segment are generated primarily through transaction and clearing fees earned from trades. While we charge a monthly market data access fee for access to our electronic platform, we derive a substantial portion of our OTC revenues from transaction and clearing fees paid by participants based on the underlying commodity volume for each trade that they execute or clear. Transaction fees are payable by each counterparty to a trade and, for bilateral trades and trades through Creditex, are generally due within 30 days of the invoice date. Our OTC commission rates vary by product and are based on the volume of the commodity underlying the contract that is traded. Our global OTC segment includes costs associated with our trading and clearing platforms, as well as corporate overhead costs. The market data fees above relate to view only data access to our OTC markets.

Our global OTC segment’s transaction and clearing fees increased the last two years primarily due to increased trading volume in North American natural gas and global oil contracts. Contract volume in our North American natural gas markets increased 32% to 339.0 million contracts traded during the year ended December 31, 2011 from 257.4 million contracts traded during the year ended December 31, 2010 and increased 26% for the year ended December 31, 2010 from 204.7 million contracts trading during the year ended December 31, 2009. Volume in our North American natural gas markets increased due to the introduction of new products, increased natural gas options volume, increased credit availability and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets stabilized.

Volume in our global oil markets increased 52% to 8.7 million contracts during the year ended December 31, 2011 from 5.7 million contracts during the year ended December 31, 2010 and increased 156% for the year ended December 31, 2010 from 2.2 million contracts during the year ended December 31, 2009. These increases were primarily due to the successful launch of new cleared global oil contracts in 2009, 2010 and 2011.

CDS trade execution revenues at Creditex decreased to $99.9 million during the year ended December 31, 2011 from $105.6 million during the year ended December 31, 2010 and from $133.9 million during the year ended December 31, 2009. Trading volumes in the broader CDS market have declined during the last two years impacting Creditex revenue performance. Diminished CDS trading by dealer clients, reduced perceptions of credit risk and significant regulatory uncertainty all contributed to lower revenues the last two years. The decline in CDS trading revenues was offset by an increase in CDS clearing revenues. CDS clearing revenues at ICE Clear Credit and ICE Clear Europe increased from $31.2 million during the year ended December 31, 2009 to $60.1 million during the year ended December 31, 2010 and to $67.1 million during the year ended December 31, 2011. During the years ended December 31, 2011, 2010 and 2009, ICE Clear Credit cleared $6.5 trillion, $5.5 trillion and $3.3 trillion, respectively, of CDS notional value. During the years ended December 31, 2011, 2010 and 2009, ICE Clear Europe cleared $5.2 trillion, $4.5 trillion and $1.3 trillion, respectively, of CDS notional value.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $107.9 million, $56.0 million and $32.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the period.

The following table presents the underlying commodity size for selected contracts traded in our OTC energy markets as well as the relevant standard of measure for such contracts:

OTC Contract	Size	Measure
Financial gas	2,500	MMBtu
Physical gas	2,500	MMBtu
East power	800	Megawatt Hours per day
West power	400	Megawatt Hours per day
Crude oil	1,000	Barrels
Refined oil	100	Barrels

The following table presents the total volume of the underlying commodity or the total notional value of the underlying CDS traded in our OTC markets:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Total Volume/Notional Value — OTC:
North American natural gas (in million British thermal units, or MMBtu)	837,961	643,370	30%	643,370	511,714	26%
North American power (in million megawatt hours)	6,323	6,721	(6)	6,721	6,921	(3)
Global oil (in equivalent million barrels of oil)	18,697	11,727	59	11,727	4,429	165
Credit default swaps (notional value in billions of dollars)	$1,785	$2,256	(21)	$2,256	$2,454	(8)

The following table presents the number of contracts traded in our OTC energy markets (in thousands, expect for percentages):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Number of OTC energy contracts traded:
North American natural gas	338,957	257,354	32%	257,354	204,690	26%
North American power	68,117	69,223	(2)	69,223	53,599	29
Global oil and other	10,047	6,486	54	6,486	2,539	155

Total	417,121	333,063	25%	333,063	260,828	28%

OTC energy average daily volume	1,655	1,322	25%	1,322	1,035	28%

North American power transaction and clearing revenues decreased 3% from $95.3 million for the year ended December 31, 2009 to $92.2 million for the year ended December 31, 2010. North American power contract volume increased 29% during the same period of time due to growth in smaller sized power contracts, which have a lower rate per contract than the full sized North American power contracts. Volume in the standard North American power contracts decreased from the year ended December 31, 2009 to the years ended December 31, 2010 and 2011 primarily due to significantly lower levels of price volatility due to weather and lower absolute price levels in natural gas, which is correlated to power, during the years ended December 31, 2010 and 2011 as compared to the year ended December 31, 2009.

As of December 31, 2011, open interest of $1.5 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.2 trillion as of December 31, 2010 and $339.8 billion as of December 31, 2009. The following table presents our year-end open interest for our cleared OTC energy contracts (in thousands, except for percentages):

	As of December 31,			As of December 31,
	2011	2010	Change	2010	2009	Change
Open interest — cleared OTC energy contracts:
North American natural gas	27,191	14,202	91%	14,202	9,583	48%
North American power	20,879	23,545	(11)	23,545	17,387	35
Global oil and other	1,733	1,112	56	1,112	728	53

Total	49,803	38,859	28%	38,859	27,698	40%

The following table presents the OTC average daily trading and clearing revenues (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Bilateral OTC energy average daily commission revenues	$102	$98	5%	$98	$78	26%
Cleared OTC energy average daily commission and clearing revenues	1,476	1,276	16	1,276	1,124	14

Total OTC energy average daily commission and clearing revenues	1,578	1,374	15	1,374	1,202	14

Global CDS OTC average daily commission and clearing revenues	663	657	1	657	655	—

Total OTC average daily trading and clearing revenues	$2,241	$2,031	10%	$2,031	$1,857	9%

Our Market Data Segment

The following table presents selected statement of income data for our market data segment (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Revenues:
Market data fees	$76,289	$61,332	24%	$61,332	$54,002	14%
Intersegment fees	34,440	33,811	2	33,811	33,671	—
Other	34	49	(31)	49	37	32

Total revenues	110,763	95,192	16	95,192	87,710	9

Operating expenses:
Intersegment expenses	34,250	33,417	2	33,417	27,582	21
Other operating expenses	4,120	3,958	4	3,958	3,245	22

Total operating expenses	38,370	37,375	3	37,375	30,827	21

Operating income	$72,393	$57,817	25%	$57,817	$56,883	2%

We earn terminal and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the years ended December 31, 2011, 2010 and 2009, we recognized $55.5 million, $47.4 million and $41.8 million, respectively, in terminal and license fees from data vendors in our market data segment. We also earn subscription fee revenues from direct access services, OTC daily indexes, futures terminal fees and OTC and futures end of day reports. In addition, we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Compensation and benefits	$250,601	$236,649	6%	$236,649	$235,677	—%
Technology and communication	47,875	44,506	8	44,506	38,277	16
Professional services	34,831	32,597	7	32,597	35,557	(8)
Rent and occupancy	19,066	17,024	12	17,024	20,590	(17)
Acquisition-related transaction costs	15,624	9,996	56	9,996	6,139	63
Selling, general and administrative	33,909	35,714	(5)	35,714	34,572	3
Depreciation and amortization	132,252	121,209	9	121,209	111,357	9

Total operating expenses	$534,158	$497,695	7%	$497,695	$482,169	3%

Consolidated compensation and benefits expenses increased for the year ended December 31, 2011 from the comparable period in 2010 primarily due to an increase in our employee headcount. We had 1,013 employees as of December 31, 2011, which is an increase of 9% from 933 employees as of December 31, 2010, primarily due to hiring for clearing, technology and compliance operations, and due to our acquisitions over the last year. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $52.9 million, $48.8 million and $51.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, with the 2011 increase primarily relating to a greater number of employees receiving non-cash awards due to the headcount increases from 2010. We incurred employee termination costs of $6.0 million and $6.8 million for the years ended December 31, 2010 and 2009, respectively, following our acquisitions of CLE during 2010 and TCC during 2009.

The increase in our consolidated technology and communication expenses the last two years is directly associated with the growth of our business and the related increases in our technology hosting expenses, hardware and software support expenses and other license fees. During the year ended December 31, 2009, consolidated rent and occupancy expenses included $2.4 million in costs that we incurred to vacate office space in New York City.

We incurred consolidated acquisition-related transaction costs during the year ended December 31, 2011 primarily relating to our potential acquisition of NYSE Euronext and our Cetip investment, during the year ended December 31, 2010 primarily relating to our acquisition of CLE and during the year ended December 31, 2009 primarily relating to our acquisition of TCC. These costs largely relate to investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with obtaining committed funding and other external costs directly related to the proposed or closed transactions.

Consolidated depreciation and amortization expenses increased the last two years primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisitions of CLE in July 2010 and TCC in March 2009 and due to additional depreciation expenses recorded on fixed asset additions. We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $75.8 million, $71.0 million and $65.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. We recorded depreciation expenses on our fixed assets of $56.5 million, $50.2 million and $45.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business and to vary from year to year in the future periods based on the type and level of our acquisitions and other investments.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Other income (expense)
Interest and investment income	$3,012	$2,313	30%	$2,313	$1,961	18%
Interest expense	(36,097)	(29,765)	21	(29,765)	(22,922)	30
Other income (expense), net	(1,009)	(14,655)	n.m.	(14,655)	2,047	n.m.

Total other expense, net	($34,094)	($42,107)	(19%)	($42,107)	($18,914)	123%

Net (income) loss attributable to noncontrolling interest	($12,068)	($9,469)	27%	($9,469)	$1,834	n.m.

n.m. in the table above stands for not meaningful.

The increases in consolidated interest expense the last two years are primarily due to an increase in the overall amount of the debt outstanding during each of the past two years. See “Loan Agreements” below.

During the year ended December 31, 2011, we settled two outstanding legal matters by paying the separate plaintiffs a cash payment, and we sold our minority stake in an exchange located in China that was acquired as part of the assets of CLE. The two legal settlements and the divestiture, none of which were individually significant, resulted in a net loss of $1.3 million for the year ended December 31, 2011. During the year ended December 31, 2010, we incurred a $15.1 million loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE, offset by a net gain of $1.8 million that we recognized during the year ended December 31, 2010 on the CLE acquisition based upon the difference between the £7.50 (pounds sterling) per share acquisition price versus the £6.45 per share price at which we purchased our initial 4.8% stake in CLE. During the year ended December 31, 2009, we recognized a $17.2 million net gain on the sale of our LCH.Clearnet cost method investment, which was offset by a $9.3 million impairment loss on our investment in NCDEX and $6.1 million in other cost method investment impairment losses. These gains and losses discussed above were recorded in other income (expense).

We incurred foreign currency transaction losses of $406,000, $1.4 million and $632,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. During the year ended December 31, 2011, Cetip declared a $2.1 million dividend on the shares that we own in Cetip and we recognized this as other income.

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates primarily to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest as of December 31, 2011. The increase in the net income attributable to noncontrolling interest for the past two years is primarily due to the increase in the net income attributable to our CDS clearing business as a result of increased revenues.

Income Tax Provision

Consolidated income tax expense was $237.5 million, $202.4 million and $179.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increases in consolidated income tax expense the last two years was primarily due to the increase in our pre-tax income each year. Our effective tax rate was 31%, 33% and

36% for the years ended December 31, 2011, 2010 and 2009, respectively. The effective tax rate for the years ended December 31, 2011 and 2010 is lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials reflecting the mix of income between U.S. and foreign jurisdictions and foreign rate reductions, which are partially offset by state taxes and non-deductible expenses. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. The United Kingdom reduced corporate income tax rates from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012.

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

	Three Months Ended,
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures and options	$46,858	$48,158	$46,593	$48,562	$36,602	$35,460	$38,012	$35,204
ICE Gasoil futures and options	25,072	25,418	22,235	26,774	20,717	19,529	18,681	20,186
Sugar futures and options	11,793	19,255	20,423	17,689	16,408	18,531	18,258	21,341
ICE ECX emission futures and options	17,252	16,928	15,049	14,251	11,889	11,778	9,978	7,478
ICE WTI Crude futures and options	9,195	10,096	10,695	14,722	11,116	12,153	14,033	11,544
Russell Index futures and options	9,223	11,680	9,478	9,653	7,949	7,931	8,623	7,834
Cotton futures and options	4,772	3,953	5,636	6,546	7,012	4,600	5,058	4,394
Other futures products and options	18,800	19,516	18,814	19,021	15,019	14,613	17,129	14,638
OTC:
North American natural gas	67,116	62,699	61,127	63,831	54,771	57,544	58,110	51,431
Credit default swaps	41,311	45,543	41,072	39,077	37,639	42,304	43,024	42,722
North American power	19,499	22,317	22,506	24,284	21,376	21,472	24,353	25,044
Global oil and other	14,540	14,048	13,002	12,688	9,025	8,152	7,553	7,267
Electronic trade confirmation	1,876	1,899	1,910	1,912	1,907	2,035	2,048	1,979
Market data fees	32,625	32,212	30,699	29,420	27,608	27,528	27,186	26,853
Other	7,283	7,056	5,979	5,850	5,985	3,516	4,109	3,705

Total revenues	327,215	340,778	325,218	334,280	285,023	287,146	296,155	281,620

Operating expenses:
Compensation and benefits	62,650	64,137	62,176	61,638	56,953	62,586	58,870	58,240
Technology and communication	11,989	12,316	12,045	11,525	11,650	11,544	10,407	10,905
Professional services	9,861	8,743	8,422	7,805	7,757	8,262	8,029	8,549
Rent and occupancy	5,138	5,107	4,462	4,359	4,349	4,678	3,582	4,415
Acquisition-related transaction costs	864	5,446	5,877	3,437	934	7,019	1,498	545
Selling, general and administrative	8,716	7,885	8,521	8,787	11,457	9,760	7,560	6,937
Depreciation and amortization	33,189	33,095	32,837	33,131	33,342	31,739	27,914	28,214

Total operating expenses	132,407	136,729	134,340	130,682	126,442	135,588	117,860	117,805

Operating income	194,808	204,049	190,878	203,598	158,581	151,558	178,295	163,815
Other expense, net	11,196	7,594	7,810	7,494	8,231	4,317	22,479	7,080
Income tax expense	53,345	59,507	58,696	65,950	48,541	47,328	53,289	53,217

Net income	$130,267	$136,948	$124,372	$130,154	$101,809	$99,913	$102,527	$103,518

Net income attributable to noncontrolling interest	(3,494)	(4,317)	(3,007)	(1,250)	(2,677)	(3,598)	(839)	(2,355)

Net income attributable to ICE.	$126,773	$132,631	$121,365	$128,904	$99,132	$96,315	$101,688	$101,163

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

Consolidated cash and cash equivalents were $822.9 million and $621.8 million as of December 31, 2011 and 2010, respectively. We had $451.1 million and $2.0 million in short-term and long-term investments as of December 31, 2011 and 2010, respectively, and $217.5 million and $219.3 million in short-term and long-term restricted cash as of December 31, 2011 and 2010, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of December 31, 2011, the amount of unrestricted cash held by our non-U.S. subsidiaries was $344.4 million and is considered to be indefinitely reinvested overseas such that no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. If these funds are needed for our operations in the United States, any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries.

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

In August 2008, our board of directors authorized us to repurchase up to $500.0 million of our common stock under an authorization that originally expired in August 2009 and was extended to expire in February 2010. We repurchased $300.0 million of our shares of common stock under this program in 2008. In February 2010, our board of directors authorized us to repurchase up to $300.0 million in our common stock. During the three months ended September 30, 2010, we repurchased 937,500 shares of our common stock at a cost of $90.4 million on the open market. During the three months ended June 30, 2011, we repurchased 211,820 shares of our common stock at a cost of $25.0 million on the open market and during the three months ended September 30, 2011, we repurchased 938,300 shares at a cost of $103.2 million on the open market. In September 2011, our board of directors authorized us to repurchase up to an additional $300.0 million in our common stock. This authorization is in addition to the $81.4 million that was remaining available under the February 2010 authorization. During the three months ended December 31, 2011, we repurchased 400,690 shares of our common stock at a cost of $47.0 million on the open market. As of December 31, 2011, $334.4 million in authorization remains available for further repurchases. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present the major components of net increases in cash and cash equivalents (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$712,770	$533,758	$486,593
Investing activities	(614,856)	(633,082)	(142,275)
Financing activities	105,111	169,520	(75,112)
Effect of exchange rate changes	(1,868)	(869)	(263)

Net increase in cash and cash equivalents	$201,157	$69,327	$268,943

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $179.0 million increase in net cash provided by operating activities for the year ended December 31, 2011, from the comparable period in 2010, is primarily due to the $114.0 million increase in our net income for the year ended December 31, 2011, from the comparable period in 2010, the timing of various tax payments for 2011 and 2010, and to fluctuations in working capital. The $47.2 million increase in net cash provided by operating activities for the year ended December 31, 2010, from the comparable period in 2009, is primarily due to the $93.6 million increase in our net income for the year ended December 31, 2010, from the comparable period in 2009, the timing of various tax payments for 2010 and 2009, and to fluctuations in working capital.

Investing Activities

Consolidated net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 primarily relates to purchases of available-for-sale investments, cash paid for acquisitions, changes in the restricted cash balances, capitalized software development costs and capital expenditures. We had net (increases) decreases in investments classified as available-for-sale of ($512.1 million), $1.3 million and ($19.6 million) for the years ended December 31, 2011, 2010 and 2009, respectively, primarily due to the Cetip investment in July 2011 and due to our acquisition of 4.8% of the common stock of Climate Exchange plc for $24.1 million in cash in June 2009. We paid out cash for acquisitions, net of cash acquired, of $9.8 million, $553.0 million and $39.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009, primarily relating to the CLE acquisition in July 2010 and the TCC acquisition in March 2009. We had net increases in restricted cash of $1.5 million, $18.6 million and $63.6 million, respectively, for the years ended December 31, 2011, 2010 and 2009 due to increases in the restricted cash balances between periods primarily related to changes in the regulatory capital at our clearing houses, the acquisition of TCC and the formation of ICE Clear Credit and ICE Clear Europe and their associated operational and regulatory requirements. We had capitalized software development expenditures of $30.4 million, $26.0 million and $20.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Capital expenditures totaled $57.3 million, $21.8 million and $24.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and the purchase of a corporate aircraft during the year ended December 31, 2011. We also purchased a foreign currency hedge relating to our acquisition of CLE of $15.1 million during the year ended December 31, 2010 and received net cash proceeds of $23.5 million during the year ended December 31, 2009 relating to sales of various cost method investments, including the LCH.Clearnet investment.

Financing Activities

Consolidated net cash provided by financing activities for the year ended December 31, 2011 primarily relates to $1.3 billion in proceeds from the credit facilities, partially offset by $991.5 million in repayments under the credit facilities, $175.2 million in repurchases of common stock and $16.4 million in debt issuance costs relating to the new credit facilities. Consolidated net cash provided by financing activities for the year ended December 31, 2010 primarily relates to $620.0 million in proceeds from the credit facilities, partially offset by $349.0 million in repayments under the credit facilities and $90.4 million in repurchases of our common stock. Consolidated net cash used in financing activities for the year ended December 31, 2009 primarily relates to $271.9 million in repayments under the credit facilities, partially offset by $200.0 million in proceeds from the credit facilities. See “Loan Agreements” below.

Loan Agreements

On November 9, 2011, we entered into new aggregate $2.6 billion senior unsecured credit facilities, or the New Credit Facilities, with Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and the lenders named therein. The New Credit Facilities include an option for us to propose an increase in the aggregate amount available by $400.0 million during the term of the New Credit Facilities. The New Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of December 31, 2011, no amounts have been borrowed under the Revolving Facility. The New Credit Facilities mature on November 9, 2016.

Simultaneously with entering into the New Credit Facilities on November 9, 2011, we also entered into a note purchase agreement, or the Note Purchase Agreement, with various institutional investors providing for the sale of $400.0 million aggregate principal amount of our senior notes, consisting of $200.0 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018, or the Series A Notes, and $200.0 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or the Series B Notes, and collectively with the Series A Notes, the Senior Notes. The Senior Notes were sold in a private offering exempt from the registration provisions of the Securities Act of 1933, as amended.

On November 9, 2011, in connection with entering into the New Credit Facilities and the Note Purchase Agreement, we terminated all of our previously outstanding credit facilities and term loans, of which $804.5 million was outstanding as of November 8, 2011. The $887.5 million in combined proceeds from the Term Loan Facility and the Senior Notes were used for the repayment of the outstanding indebtedness as of November 8, 2011, to replenish cash used in the investment in Cetip and for general corporate purposes. The outstanding indebtedness as of November 8, 2011 included $210.0 million that was borrowed in July 2011 for a portion of the cash investment in Cetip, as well as $203.0 million that was borrowed in October 2011 for liquidity purposes for three of our clearing houses in preparation for the management of the insolvency of MF Global. During November 2011, the $203.0 million was repaid as it was not needed for liquidity purposes and is now available to the clearing houses again.

Each loan under the New Credit Facilities, including the outstanding Term Loan Facility, will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on our total leverage ratio calculated on a trailing twelve-month period. As of December 31, 2011, we have a LIBOR-rate loan with a stated interest rate of 1.53% per annum, including the applicable margin rate, related to the $487.5 million that is outstanding under the Term Loan Facility. With limited exceptions, we may prepay the outstanding loans under the New Credit Facilities, in whole or in part, without premium or penalty.

The entire unpaid principal amount of the Series A Notes is due on the seventh anniversary of the closing date of the Note Purchase Agreement or November 9, 2018. Interest on the Series A Notes is payable semi-annually at a fixed rate of 4.13%. The entire unpaid principal amount of the Series B Notes is due on the tenth anniversary of the closing date of the Note Purchase Agreement, or November 9, 2021. Interest on the Series B Notes is payable semi-annually at a fixed rate of 4.69%. We may optionally prepay principal upon the Senior Notes, subject to paying holders certain additional amounts as set forth in the Note Purchase Agreement. In addition, the holders may require us to prepay the Senior Notes upon the occurrence of certain change in control events.

Under the Revolving Facility, we may borrow, repay and reborrow up to $1.6 billion in either U.S. dollars, Euros, U.K. sterling, Canadian dollars or Japanese yen, with the remaining $472.5 million available to be borrowed, repaid and reborrowed by us in U.S. dollars only. Of the amounts available under the Revolving Facility: (i) $150.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., (iv) $3.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada, and (v) the remainder, plus any portion of the proceeds no longer necessary to be reserved for the foregoing purposes, shall be used by us to provide for working capital and general corporate purposes.

The New Credit Facilities and Note Purchase Agreement contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. The New Credit Facilities and the Note Purchase Agreement also contains other customary representations, warranties and covenants. As of December 31, 2011, we were in compliance with all applicable covenants.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate operational capital expenditures and to capitalize software development costs ranging between $60 million and $65 million for the year ended December 31, 2012, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. In addition, we currently expect $30 million to $35 million in capital expenditures on real estate costs associated with consolidating multiple locations in London and New York, respectively, into combined offices.

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2011. We must use the profits from the CDS clearing business that are distributed to us to fund the remaining $40.0 million to the ICE Clear Europe CDS guaranty fund, and if such profits are not sufficient to fund the remaining obligation, we are obligated to make up any shortfall and expect to use our cash on hand or borrow funds under our credit facilities to do so. The date for the remaining $40.0 million contribution to the ICE Clear Europe CDS guaranty fund has not yet been determined.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Clear Credit, ICE Clear U.S. and ICE Clear Canada, we currently have $1.8 billion available under our New Credit Facilities for general corporate purposes. The New Credit Facilities and the Note Purchase Agreement are currently the only significant agreements or arrangements that we have with third parties to provide us with sources of liquidity and capital resources. In the event of any strategic acquisitions or investments, or if we are required to raise capital for any reason, we may need to incur additional debt or issue additional equity to raise the necessary funds. However, we cannot provide assurance that such financing will be available or that the terms of such financing will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our debt, working capital needs and capital expenditure requirements for the foreseeable future.

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

Adjusted net income attributable to ICE for the periods presented below is calculated by adding net income attributable to ICE, the adjustments described below, which are not reflective of our core business performance, and their related income tax effect. The tax effects of these items are calculated by applying specific legal entity and jurisdictional marginal tax rates. The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders for the periods presented below (in thousands, except per share amounts):

	Year Ended December 31,			Three Months Ended December 31,
	2011	2010	2009	2011	2010	2009
Net income attributable to ICE	$509,673	$398,298	$315,988	$126,773	$99,132	$84,254
Add: Costs expensed related to the New Credit Facilities	2,634	—	—	2,634	—	—
Add: Acquisition-related transaction costs	15,624	9,996	6,139	864	934	—
Add: Loss on hedge related to CLE acquisition	—	15,080	—	—	—	—
Add: Severance costs relating to acquisitions	—	5,965	6,788	—	249	3,886
Add: NCDEX impairment costs	—	—	9,276	—	—	—
Add: Other cost method investment impairment costs	—	—	6,083	—	—	6,083
Add: Certain state and sales tax adjustments	—	—	5,623	—	—	5,623
Add: Lease termination and asset disposal costs	—	—	2,980	—	—	—
Less: LCH.Clearnet gain on sale of stock	—	—	(17,172)	—	—	(17,172)
Less: Net gain on initial 4.8% ownership of CLE	—	(1,825)	—	—	—	—
Add/(Less): Income tax expense (benefit) effect related to the items above	(4,530)	(6,614)	(2,056)	(1,002)	(465)	945

Adjusted net income attributable to ICE	$523,401	$420,900	$333,649	$129,269	$99,850	$83,619

Earnings per share attributable to ICE common shareholders:
Basic	$6.97	$5.41	$4.33	$1.75	$1.35	$1.15

Diluted	$6.90	$5.35	$4.27	$1.73	$1.34	$1.13

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$7.16	$5.72	$4.57	$1.78	$1.36	$1.14

Adjusted diluted	$7.08	$5.65	$4.50	$1.76	$1.35	$1.12

Weighted average common shares outstanding:
Basic	73,145	73,624	72,985	72,582	73,205	73,275

Diluted	73,895	74,476	74,090	73,414	74,177	74,510

During the year and/or three months ended December 31, 2011, we recognized acquisition-related transaction costs related to the potential acquisition of NYSE Euronext and the investment in Cetip and certain interest expenses related to our New Credit Facilities. During the year and/or three months ended December 31, 2010, we recognized costs associated with our acquisition of CLE, including the currency hedge purchased at the time of the transaction announcement, a net gain on the sale of our CLE investment, acquisition-related transaction costs and acquisition-related employee severance costs. During the year and/or three months ended December 31, 2009, we recognized an impairment loss related to our investment in NCDEX, a gain on the sale of our LCH.Clearnet cost method investment, wrote off two other cost method investments, recognized various state and sales tax liabilities, recognized costs relating to a lease termination and fixed asset disposals and also recognized acquisition-related transaction costs and severance costs related to the TCC acquisition. For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Entities

We currently do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Short-term and long-term debt and interest	$1,063,526	$74,812	$153,579	$374,228	$460,907
Russell licensing agreement (minimum annual payments)	116,750	21,750	40,000	40,000	15,000
Commitment to fund ICE Clear Europe CDS guaranty funds	40,000	—	40,000	—	—
Operating leases	93,397	21,730	32,285	11,794	27,588
Other liabilities	16,298	8,026	6,272	2,000	—

Total contractual cash obligations	$1,329,971	$126,318	$272,136	$428,022	$503,495

We have excluded from the contractual obligations and commercial commitments table above $31.6 billion in cash margin deposits and guaranty funds’ liabilities. Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. See note 12 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on our clearing houses and the margin deposits and guaranty funds’ liabilities.

We have also excluded unrecognized tax benefits, or UTBs, from the contractual obligations and commercial commitments table above. As of December 31, 2011, our cumulative UTBs were $27.7 million. Interest and penalties related to UTBs were $4.9 million as of December 31, 2011. We are under continuous examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict, the amount of tax and interest, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority.

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

Goodwill and Other Identifiable Intangible Assets

We have significant intangible assets related to goodwill and other acquired intangible assets. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically identifiable intangibles when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets are impaired requires us to make significant judgments and requires us to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2011, we had goodwill of $1.9 billion and net other intangible assets of $854.4 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the

Russell licensing agreement. We do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over the lesser of their contractual or estimated useful lives.

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

Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We have four reporting units: our futures reporting unit, the OTC energy reporting unit, the OTC CDS reporting unit, and the market data reporting unit. These impairment evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value.

Goodwill impairment testing consists of a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value. For annual goodwill impairment testing, beginning with our fourth quarter 2011 impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step methodology described above. Otherwise, we can skip the two-step methodology and do not need to perform any further testing.

Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We have historically determined the fair value of our reporting units based on various valuation techniques, including discounted cash flow analyses and a multiple of earnings approach. In assessing whether goodwill and other intangible assets are impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. The cash flows employed in the discounted cash flow analyses are based on our most recent budgets and business plans and, when applicable, various growth rates have been assumed for years beyond the current business plan period. Future events could cause us to conclude that indicators of impairment exist for goodwill or other intangible assets. Impairment may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Our impairment analyses have not resulted in any impairment of goodwill and other identifiable intangible assets through December 31, 2011. Historically, the fair value of our futures, OTC energy and market data reporting units have significantly exceeded their carrying values. Therefore, during our fourth quarter 2011 goodwill analysis of these three reporting units, we exercised our option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of each of these reporting units was less than its carrying amount, including goodwill and other intangible assets. We concluded that it was not more likely than not that the fair value of the futures, OTC energy and market data reporting units was less than their carrying amounts. Therefore, we did not perform any additional testing. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to test for impairment losses on goodwill in these three reporting units in the foreseeable future.

Among our reporting units, the fair value of our OTC CDS reporting unit has been the closest to its carrying value in prior goodwill impairment analyses. Our OTC CDS reporting unit includes the financial results and net assets of Creditex, ICE Clear Credit and the CDS clearing business at ICE Clear Europe. CDS trade execution revenues at Creditex have decreased the last two years. Trading volumes in the CDS market declined during the last two years impacting Creditex revenue performance. Diminished CDS trading by dealer clients, reduced perceptions of credit risk and significant regulatory uncertainty all contributed to lower revenues the last two years. However, the decline in CDS trading revenues was partially offset by an increase in CDS clearing revenues at ICE Clear Credit and ICE Clear Europe in the past two years in connection with our launch of these CDS clearing houses and the listing of additional CDS products to clear and signing on new clearing members to the clearing houses.

During the first step of the OTC CDS impairment review in the fourth quarter of 2011, we performed a discounted cash flow valuation to estimate the fair value of our OTC CDS reporting unit. The valuation of our OTC CDS reporting unit concluded that the fair value exceeded carrying value by $49.1 million, or 7% of the carrying value in the fourth quarter of 2011. As of December 31, 2011, the OTC CDS goodwill and other intangible assets balances were $545.5 million.

The discount rate used in the OTC CDS discounted cash flow valuation is intended to reflect the risks inherent in the future cash flows of the OTC CDS reporting unit and was 13% in the fourth quarter 2011 review. A 10 basis points increase in the discount rate used would not have a material impact on our fair value of the OTC CDS reporting unit. However, a 10% decrease in the estimated discounted cash flows for the OTC CDS reporting unit would result in the carrying value of the reporting unit exceeding the fair value by $24.9 million. Because step two of the impairment was not required for this reporting unit in the fourth quarter of 2011, any potential goodwill impairment resulting from a 10% decrease in the estimated discounted cash flows may be greater or less than the excess of carrying value over fair value indicated by this sensitivity analysis. However, it is not possible at this time to determine if an impairment charge would result, or if such a charge would be material.

Given the current market conditions and continued economic and regulatory uncertainty, the fair value of our OTC CDS reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. We continue to monitor potential triggering events in our OTC CDS reporting unit, including changes in the business and regulatory climate in which it operates, the current volatility in the capital markets, our recent operating performance and our financial projections. Any changes in these factors could result in an impairment charge.

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

Income Taxes

We are subject to income taxes in the United States and other foreign jurisdictions where we operate. The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We recognize a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences and carryforwards are expected to reverse.

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

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions taken and the allocation of income among various tax jurisdictions. We record accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter. At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits.

We believe the judgments and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Capitalized Software Development Costs

We capitalize costs related to software developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $30.4 million, $26.0 million and $20.3 million during the years ended

December 31, 2011, 2010 and 2009, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

ITEM 7 (A). QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of December 31, 2011 and 2010, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash were $1.5 billion and $843.1 million, respectively, of which $607.3 million and $98.2 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $3.3 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash. As discussed below, changes in the Cetip investment, which is held in Brazilian reais and is valued at $451.1 million as of December 31, 2011, does not impact earnings.

As of December 31, 2011, we had $887.5 million in outstanding indebtedness, of which $400.0 million relates to the Senior Notes and is at fixed interest rates and $487.5 million relates to the Term Loan Facility which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $4.9 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Term Loan Facility are currently reset on a monthly, quarterly or semi-annual basis.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are denominated in U.S. dollars, except with respect to a portion of the sales through ICE Futures Europe, ICE Clear Europe and Creditex and all sales through ICE Futures Canada. We may experience gains or losses from foreign currency transactions in the future given that there are net assets or net liabilities and revenues and expenses of our U.S., U.K., European and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars. Of our consolidated revenues, 12%, 10% and 8%

were denominated in pounds sterling, euros or Canadian dollars for the years ended December 31, 2011, 2010 and 2009, respectively. Of our consolidated operating expenses, 20%, 16% and 15% were denominated in pounds sterling or Canadian dollars for the years ended December 31, 2011, 2010 and 2009, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. The pound sterling and euro exchange rates increased relative to the U.S dollar by 4% and 5%, respectively, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. These increases in the exchange rates resulted in a $7.6 million increase in our consolidated revenues and a $4.1 million increase in our consolidated expenses for the year ended December 31, 2011.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. We had foreign currency transaction losses of $406,000, $1.4 million and $632,000 for the years ended December 31, 2011, 2010 and 2009, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2011 would result in a foreign currency transaction loss of $2.3 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We entered into foreign currency hedging transactions during the years ended December 31, 2011 and 2010 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 77% and 80% for the years ended December 31, 2011 and 2010, respectively. In addition, we entered into a foreign currency hedge in May 2010 related to the cash consideration to be paid to acquire CLE, in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and was required to be paid in pounds sterling. The foreign currency hedge contract included an upfront $15.1 million option premium and the hedge contract expired out of the money in July 2010, resulting in a loss of $15.1 million recorded through other expense in the consolidated statement of income for the year ended December 31, 2010.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of December 31, 2011 and 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $44.2 million and $41.8 million, respectively.

The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.5661 for the year ended December 31, 2009 to 1.5416 for the year ended December 31, 2010 and then increased to 1.6036 for the year ended December 31, 2011. The average exchange rate of the euro to the U.S. dollar decreased from 1.3935 for the year ended December 31, 2009 to 1.3216 for the year ended December 31, 2010 and then increased to 1.3912 for the year ended December 31, 2011. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar decreased from 1.6167 as of December 31, 2009 to 1.5428 as of December 31, 2010 and then increased to 1.5533 as of December 31, 2011. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.4332 as of December 31, 2009 to 1.3291 as of December 31, 2010 and then decreased to 1.2948 as of December 31, 2011. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.9559 as of December 31, 2009 to 0.9999 as of December 31, 2010 and then decreased to 0.9798 as of December 31, 2011.

Our investment in Cetip was recorded as an available-for-sale investment and was recorded in and is held in Brazilian reals. As of December 31, 2011, the fair value of the equity security investment was $451.1 million, which was classified as a long-term investment in our consolidated balance sheet, and the unrealized loss was $63.0 million for the year ended December 31, 2011. The unrealized loss primarily resulted from foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from July 15, 2011 through December 31, 2011. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the affects of both stock price and foreign currency translation fluctuations.

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

The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2012 Proxy Statement.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

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

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

February 8, 2012	February 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

IntercontinentalExchange, Inc.

We have audited IntercontinentalExchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IntercontinentalExchange, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IntercontinentalExchange, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2011 of IntercontinentalExchange, Inc. and Subsidiaries, and our report dated February 8, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

Board of Directors and Shareholders

IntercontinentalExchange, Inc.

We have audited the accompanying consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 8, 2012

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$822,949	$621,792
Short-term restricted cash	52,982	75,113
Customer accounts receivable, net of allowance for doubtful accounts of $2,557 and $1,857 at December 31, 2011 and 2010, respectively	136,331	114,456
Margin deposits and guaranty funds	31,555,831	22,712,281
Prepaid expenses and other current assets	37,298	52,136

Total current assets	32,605,391	23,575,778

Property and equipment, net	130,962	94,503

Other noncurrent assets:
Goodwill	1,902,984	1,916,055
Other intangible assets, net	854,374	890,818
Long-term restricted cash	164,496	144,174
Long-term investments	451,136	—
Other noncurrent assets	38,521	20,931

Total other noncurrent assets	3,411,511	2,971,978

Total assets	$36,147,864	$26,642,259

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,964	$65,162
Accrued salaries and benefits	58,248	53,769
Current portion of licensing agreement	19,249	18,268
Current portion of long-term debt	50,000	252,750
Income taxes payable	22,614	6,307
Margin deposits and guaranty funds	31,555,831	22,712,281
Other current liabilities	28,408	18,847

Total current liabilities	31,800,314	23,127,384

Noncurrent liabilities:
Noncurrent deferred tax liability, net	235,889	268,249
Long-term debt	837,500	325,750
Noncurrent portion of licensing agreement	80,084	60,325
Other noncurrent liabilities	31,736	43,786

Total noncurrent liabilities	1,185,209	698,110

Total liabilities	32,985,523	23,825,494

Commitments and contingencies

EQUITY:
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 79,247 and 78,449 shares issued at December 31, 2011 and 2010, respectively; 72,425 and 73,303 shares outstanding at December 31, 2011 and 2010, respectively	792	785
Treasury stock, at cost; 6,822 and 5,146 shares at December 31, 2011 and 2010, respectively	(644,291)	(453,822)
Additional paid-in capital	1,829,181	1,745,424
Retained earnings	1,957,096	1,447,423
Accumulated other comprehensive income (loss)	(21,253)	37,740

Total IntercontinentalExchange, Inc. shareholders’ equity	3,121,525	2,777,550
Noncontrolling interest in consolidated subsidiaries	40,816	39,215

Total equity	3,162,341	2,816,765

Total liabilities and equity	$36,147,864	$26,642,259

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Transaction and clearing fees, net	$1,176,367	$1,023,454	$884,473
Market data fees	124,956	109,175	101,684
Other	26,168	17,315	8,631

Total revenues	1,327,491	1,149,944	994,788

Operating expenses:
Compensation and benefits	250,601	236,649	235,677
Technology and communication	47,875	44,506	38,277
Professional services	34,831	32,597	35,557
Rent and occupancy	19,066	17,024	20,590
Acquisition-related transaction costs	15,624	9,996	6,139
Selling, general and administrative	33,909	35,714	34,572
Depreciation and amortization	132,252	121,209	111,357

Total operating expenses	534,158	497,695	482,169

Operating income	793,333	652,249	512,619

Other income (expense):
Interest and investment income	3,012	2,313	1,961
Interest expense	(36,097)	(29,765)	(22,922)
Other income (expense), net	(1,009)	(14,655)	2,047

Total other expense, net	(34,094)	(42,107)	(18,914)

Income before income taxes	759,239	610,142	493,705
Income tax expense	237,498	202,375	179,551

Net income	$521,741	$407,767	$314,154

Net (income) loss attributable to noncontrolling interest	(12,068)	(9,469)	1,834

Net income attributable to IntercontinentalExchange, Inc.	$509,673	$398,298	$315,988

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$6.97	$5.41	$4.33

Diluted	$6.90	$5.35	$4.27

Weighted average common shares outstanding:
Basic	73,145	73,624	72,985

Diluted	73,895	74,476	74,090

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

	IntercontinentalExchange, Inc. Shareholders’ Equity									Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) from
	Shares	Value	Shares	Value			Foreign Currency Translation	Available- For-Sale Securities	Cash Flow Hedges
Balance, January 1, 2009	76,502	$765	(4,138)	$(355,520)	$1,608,344	$732,752	$22,389	$(49)	$(2,450)	$5,949	$2,012,180
Other comprehensive income (loss)	—	—	—	—	—	—	6,869	(435)	(1,766)	—	4,668
Exercise of common stock options	653	6	—	—	12,698	—	—	—	—	—	12,704
Issuance of shares for acquisitions	50	1	—	—	5,894	—	—	—	—	—	5,895
Change in fair value of redeemable stock put	—	—	—	—	—	385	—	—	—	—	385
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(157)	(12,220)	—	—	—	—	—	—	(12,220)
Stock-based compensation	—	—	—	—	57,477	—	—	—	—	—	57,477
Issuance of restricted stock	368	4	211	18,094	(18,098)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,604	—	—	—	—	—	8,604
Noncontrolling interest issued in connection with an acquisition	—	—	—	—	—	—	—	—	—	29,800	29,800
Net loss attributable to noncontrolling interest	—	—	—	—	—	1,834	—	—	—	(1,834)	—
Net income	—	—	—	—	—	314,154	—	—	—	—	314,154

Balance, December 31, 2009	77,573	776	(4,084)	(349,646)	1,674,919	1,049,125	29,258	(484)	(4,216)	33,915	2,433,647
Other comprehensive income	—	—	—	—	—	—	12,497	484	201	—	13,182
Exercise of common stock options	504	5	—	—	12,763	—	—	—	—	—	12,768
Repurchases of common stock	—	—	(938)	(90,395)	—	—	—	—	—	—	(90,395)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(13,807)	—	—	—	—	—	—	(13,807)
Stock-based compensation	—	—	—	—	51,730	—	—	—	—	—	51,730
Issuance of restricted stock	372	4	1	26	1,749	—	—	—	—	—	1,779
Tax benefits from stock option plans	—	—	—	—	6,892	—	—	—	—	—	6,892
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2,629)	—	—	—	—	(1,871)	(4,500)
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,404)	(1,404)
Other	—	—	—	—	—	—	—	—	—	(894)	(894)
Net income attributable to noncontrolling interest	—	—	—	—	—	(9,469)	—	—	—	9,469	—
Net income	—	—	—	—	—	407,767	—	—	—	—	407,767

Balance, December 31, 2010	78,449	785	(5,146)	(453,822)	1,745,424	1,447,423	41,755	—	(4,015)	39,215	2,816,765
Other comprehensive income (loss)	—	—	—	—	—	—	2,406	(62,964)	1,565	—	(58,993)
Exercise of common stock options	342	3	—	—	9,167	—	—	—	—	—	9,170
Stock consideration issued for previous acquisition	112	1	—	—	13,336	—	—	—	—	—	13,337
Repurchases of common stock	—	—	(1,551)	(175,196)	—	—	—	—	—	—	(175,196)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(15,278)	—	—	—	—	—	—	(15,278)
Stock-based compensation	—	—	—	—	56,535	—	—	—	—	—	56,535
Issuance of restricted stock	344	3	—	5	(8)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	4,727	—	—	—	—	—	4,727
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(10,467)	(10,467)
Net income attributable to noncontrolling interest	—	—	—	—	—	(12,068)	—	—	—	12,068	—
Net income	—	—	—	—	—	521,741	—	—	—	—	521,741

Balance, December 31, 2011	79,247	$792	(6,822)	$(644,291)	$1,829,181	$1,957,096	$44,161	$(62,964)	$(2,450)	$40,816	$3,162,341

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$521,741	$407,767	$314,154
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of ($356), $2,222 and $1,011 for the years ended December 31, 2011, 2010 and 2009, respectively	2,406	12,497	6,869
Change in fair value of cash flow hedges, net of tax of $938, $97 and ($994) for the years ended December 31, 2011, 2010 and 2009, respectively	1,565	201	(1,766)
Change in fair value of available-for-sale securities, net of tax of $169 and ($169) for the years ended December 31, 2010 and 2009, respectively	(62,964)	484	(435)

Comprehensive income	$462,748	$420,949	$318,822

Comprehensive (income) loss attributable to noncontrolling interest	(12,068)	(9,469)	1,834

Comprehensive income attributable to IntercontinentalExchange, Inc.	$450,680	$411,480	$320,656

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$521,741	$407,767	$314,154

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,252	121,209	111,357
Amortization of debt issuance costs	7,248	5,986	5,570
Stock-based compensation	52,944	49,320	53,171
Loss on foreign currency hedge relating to CLE acquisition	—	15,080	—
Deferred taxes	(2,901)	(22,800)	(11,536)
Excess tax benefits from stock-based compensation	(4,327)	(7,977)	(8,286)
Other	1,247	(1,576)	182
Changes in assets and liabilities:
Customer accounts receivable	(22,590)	(2,669)	(27,427)
Prepaid expenses and other current assets	(6,782)	(6,554)	5,659
Noncurrent assets	(2,517)	1,310	316
Income taxes payable	43,310	(29,636)	23,867
Accounts payable, accrued salaries and benefits, and other accrued liabilities	(6,855)	4,298	19,566

Total adjustments	191,029	125,991	172,439

Net cash provided by operating activities	712,770	533,758	486,593

Investing activities
Capital expenditures	(57,258)	(21,774)	(24,410)
Capitalized software development costs	(30,377)	(25,994)	(20,332)
Cash paid for acquisitions, net of cash acquired	(9,795)	(552,981)	(39,372)
Purchase of foreign currency hedge relating to CLE acquisition	—	(15,080)	—
Purchases of cost and equity method investments	(3,793)	—	—
Proceeds from sales of cost method investments	—	—	23,451
Proceeds from sales of businesses and assets	—	—	1,580
Proceeds from sales of available-for-sale investments	1,999	19,541	8,539
Purchases of available-for-sale investments	(514,100)	(18,226)	(28,089)
Increase in restricted cash	(1,532)	(18,568)	(63,642)

Net cash used in investing activities	(614,856)	(633,082)	(142,275)

Financing activities
Proceeds from credit facilities	1,300,500	620,000	200,000
Repayments of credit facilities	(991,500)	(349,000)	(271,875)
Issuance costs for credit facilities	(16,445)	(10,240)	(10,306)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(15,278)	(13,807)	(12,070)
Repurchases of common stock	(175,196)	(90,395)	—
Excess tax benefits from stock-based compensation	4,327	7,977	8,286
Proceeds from exercise of common stock options	9,170	12,768	12,704
Distributions of profits to noncontrolling interest	(10,467)	(1,404)	—
Other financing activities	—	(6,379)	(1,851)

Net cash provided by (used in) financing activities	105,111	169,520	(75,112)

Effect of exchange rate changes on cash and cash equivalents	(1,868)	(869)	(263)

Net increase in cash and cash equivalents	201,157	69,327	268,943
Cash and cash equivalents, beginning of year	621,792	552,465	283,522

Cash and cash equivalents, end of year	$822,949	$621,792	$552,465

Supplemental cash flow disclosure
Cash paid for income taxes	$193,888	$244,243	$164,600

Cash paid for interest	$16,778	$13,946	$13,076

Supplemental noncash investing and financing activities
Common stock and vested stock options issued for acquisitions	$13,337	$—	$5,895

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global futures exchanges, over-the-counter (“OTC”) markets, derivatives clearing houses and post-trade services. The Company owns and operates:

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

•	ICE U.S. OTC Commodity Markets, LLC (“ICE U.S. OTC”), an OTC exempt commercial market (“ECM”) for energy commodities and derivatives;

•	Creditex Group Inc. (“Creditex”), which operates in the OTC credit default swap (“CDS”) trade execution markets; and

•

Five central counterparty clearing houses, including ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Canada, Inc. (“ICE Clear Canada”), ICE Clear Credit LLC (“ICE Clear Credit”) and The Clearing Corporation (“TCC”).

ICE Futures Europe is subject to extensive regulation in the United Kingdom by the Financial Services Authority (“FSA”), in accordance with the Financial Services and Markets Act. ICE Futures U.S. is subject to extensive regulation in the United States by the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act. ICE Futures Canada is subject to extensive regulation by the Manitoba Securities Commission, under the Commodity Futures Act (Manitoba). ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada are self-regulatory organizations that have developed surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules and are under the audit jurisdictions of its regulators with respect to these self-regulatory functions.

The Company currently operates its OTC energy markets through ICE U.S. OTC as an ECM pursuant to the Commodity Exchange Act and regulations of the CFTC. As an ECM, ICE U.S. OTC is required to file a notice with the CFTC, provide the CFTC with access to its trading system and certain trading reports and respond to requests for information or records from the CFTC. Creditex Securities Corporation, a subsidiary of Creditex, is registered as a broker-dealer in securities under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority.

ICE Clear Europe clears and settles contracts for ICE Futures Europe, OTC energy and European CDS contracts and ICE Clear Europe is regulated by the FSA as a Recognized Clearing House, and is also regulated by the CFTC as a U.S. Derivatives Clearing Organization (“DCO”). ICE Futures U.S. owns its clearing house, ICE Clear U.S., which clears and settles contracts traded on, or subject to the rules of, ICE Futures U.S. ICE Clear U.S. is a DCO and is regulated by the CFTC. ICE Futures Canada owns its clearing house, ICE Clear

Canada, which clears and settles contracts traded on, or subject to the rules of, ICE Futures Canada. ICE Clear Canada is a recognized clearing house under the provisions of the Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission. TCC is a DCO that is regulated by the CFTC that performs clearing and settlement services to its participants for trades in Chicago Climate Futures Exchange futures contracts.

ICE Clear Credit was formerly known as ICE Trust U.S. LLC (“ICE Trust”), which was previously regulated by the Federal Reserve and the New York State Banking Department as a limited liability trust company. Effective July 16, 2011, ICE Trust became a CFTC-regulated DCO and Securities and Exchange Commission (“SEC”) regulated securities clearing agency. To recognize its transition from a limited liability trust company, ICE Trust converted from a New York trust company to a Delaware limited liability company and changed its name to ICE Clear Credit. ICE Clear Credit clears and settles North American CDS contracts.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed several acquisitions in 2011, 2010 and 2009 and has included the financial results of these companies in its consolidated financial statements effective from the respective acquisition dates.

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

Noncontrolling Interest

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. In connection with the Company’s acquisition of Creditex, the Company holds a 50.1% equity ownership in QW Holdings LLC, which the Company consolidates. QW Holdings LLC owns Q-WIXX, which is a dealer-to-client electronic platform for trading portfolios of CDS. The platform is a joint initiative between Creditex and the dealer community. The Company also records a noncontrolling interest in ICE Clear Credit for the ownership interest held by the ICE Clear Credit limited partners (Note 3).

Segment and Geographic Information

The Company currently has three reportable segments: its global OTC segment, its futures segment, and its market data segment. All three operate across domestic and international markets. Substantially all of the Company’s identifiable assets are located in the United States, the United Kingdom, Canada and Brazil.

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

Short-Term and Long-Term Investments

The Company periodically invests a portion of its cash in excess of short-term operating needs in government securities, equity securities, investment-grade marketable debt securities or municipal bonds (Note 5). These investments are primarily strategic in nature and classified as available-for-sale in accordance with U.S. GAAP. The Company does not have any investments classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair value using primarily quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.

Cost Method Investments

The Company uses the cost method to account for non-marketable investments in companies that the Company does not control and for which the Company does not have the ability to exercise significant influence over the entities’ operating and financial policies (Note 6).

Margin Deposits and Guaranty Funds

Original margin, variation margin and guaranty funds held by the Company’s clearing houses for clearing members may be in the form of cash, government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances (Note 12). Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These non-cash assets are held in safekeeping and the Company’s clearing houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members, unless and until such time as a clearing member defaults on its obligations to the clearing house.

Property and Equipment

Property and equipment are recorded at cost, reduced by accumulated depreciation (Note 7). Depreciation and amortization expense related to property and equipment is computed using the straight-line method based on estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvement. The Company reviews the remaining estimated useful lives of its property and equipment at each balance sheet date and will make adjustments to the estimated remaining useful lives whenever events or changes in circumstances indicate that the remaining useful lives have changed. Gains on disposals of property and equipment are included in other income and losses on disposals of property and equipment are included in depreciation expense. Maintenance and repair costs are expensed as incurred.

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

Upon adoption of ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, in the current year for annual goodwill impairment testing purposes, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step methodology described above. Otherwise, the Company will skip the two-step methodology and does not need to perform any further testing.

The Company also evaluates indefinite-lived intangible assets for impairment annually in its fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired. Such evaluation includes determining the fair value of the asset and comparing the fair value of the asset with its carrying value. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. The Company did not record an impairment charge related to goodwill or indefinite-lived intangible assets during the years ended December 31, 2011, 2010 or 2009.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company reviews its property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment indicator would exist. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives. The Company did not record an impairment charge related to long-lived assets and finite-lived intangible assets during the years ended December 31, 2011, 2010 or 2009.

Income Taxes

The Company and its U.S. subsidiaries file a U.S. federal income tax return in accordance with relevant federal laws and regulations. State income tax returns are filed on a separate, combined or consolidated basis in accordance with relevant state laws and regulations. The majority of the Company’s foreign subsidiaries are based in the United Kingdom and they file separate local country income tax returns and take advantage of the United Kingdom’s group relief provisions when applicable. Current income tax expense represents the estimated amount of income taxes paid or payable for the current year, as well as changes in estimates from prior years. Deferred income tax expenses and benefits are recognized for changes in deferred tax assets and liabilities. The difference between the statutory income tax rate and our effective tax rate for a given period is primarily a reflection of the tax effects of our foreign operations, tax credits, state income taxes and the non-deductibility of certain expenses.

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

Transaction and clearing fees are recorded net of rebates of $296.2 million, $215.7 million and $149.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company offers rebates in certain of its markets primarily to support market liquidity and trading volumes by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that the Company would have generated had it charged full transaction fees and had it generated the same volume without the rebate program. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various futures and option contracts and from higher contract volume traded under these programs during the period.

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

Credit Risk and Significant Customers

The Company’s clearing houses have credit risk for maintaining the cash deposits at various financial institutions. Cash deposit accounts are established at larger money center banks and structured to restrict the rights of offset or liens by the bank. The Company’s clearing houses monitor the cash deposits and mitigate credit risk by keeping such deposits in several financial institutions, ensuring that its overall credit risk exposure to any individual financial institution remains within acceptable concentration limits, and by ensuring that the financial institutions have strong or high investment grade ratings. The Company also limits its risk of loss by holding the majority of the cash deposits in reverse repurchase agreements with several different counterparty banks. If the cash deposits decrease in value, the Company’s clearing houses would be liable for the losses. The Company’s clearing houses historically have not experienced losses related to these cash deposits.

The Company’s accounts receivable related to its market data segment and a portion of its global OTC segment subjects the Company to credit risk, as the Company does not require its customers to post collateral for market data services, CDS trades or bilateral OTC energy trades. The Company does not risk its own capital in transactions or extend credit to market participants in any commodities markets. The Company limits its risk of loss by allowing trading access to companies that qualify as eligible commercial entities, as defined in the Commodity Exchange Act, and by terminating access to trade to entities with delinquent accounts.

The growth of cleared OTC energy products limits the Company’s risk of loss in its global OTC segment as the clearing house collects cleared transaction fees on the date the transactions occur. During the years ended December 31, 2011, 2010 and 2009, 92%, 91% and 92%, respectively, of the global OTC energy’s transactions and clearing revenues were from cleared trades. The futures businesses have minimal credit risk as all of their transaction revenues are currently cleared through ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Clear Credit or TCC. The Company’s clearing businesses have substantial credit risk, as more fully described in Note 12.

The Company’s accounts receivable is stated at cost. There were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2011 or December 31, 2010. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2011, 2010 or 2009.

Stock-Based Compensation

The Company currently sponsors employee and director stock option and restricted stock plans. U.S. GAAP requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values. U.S. GAAP requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company’s consolidated financial statements.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. The Company’s determination of fair value of stock option awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected share price volatility over the term of the awards and actual and projected employee stock option exercise behavior.

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

Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses

The Company has foreign currency translation risk equal to its net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K., European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2011 and 2010, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation adjustments was $44.2 million and $41.8 million, respectively.

The Company has foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through its operations, which are received in or paid in pounds sterling or euros. The transaction gain and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net losses of $406,000, $1.4 million and $632,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Leases

The Company expenses rent from non-cancellable operating leases, net of sublease income, on a straight line basis based on future minimum lease payments. The net costs are included in rent and occupancy expenses in the accompanying consolidated statements of income (Note 13).

Marketing and Promotional Fees

Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $3.1 million, $3.3 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Recently Adopted and New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Both ASU’s are effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company’s adoption of these standards is not expected to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles- Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. This standard is effective for annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard provides for an optional qualitative assessment for the annual testing of goodwill impairment that may allow companies to conclude that performing a detailed calculation of the fair value of a reporting unit is unnecessary. In addition, this standard expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Finally, this standard improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The Company has chosen to adopt this standard as of December 31, 2011, and it did not have a material impact on the consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. Technology and communication expenses of $44.5 million and $38.3 million were reclassified from selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2010 and 2009, respectively. Rent and occupancy expenses of $17.0 million and $20.6 million were reclassified from selling, general and administrative expenses in the accompanying consolidated statements of income for the years ended December 31, 2010 and 2009, respectively. Short-term investments of $2.0 million were reclassified to prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2010.

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

Under the terms of the acquisition, CLE shareholders received £7.50 (pounds sterling) in cash for each share of CLE, valuing the entire existing issued and to-be-issued share capital of CLE at $596.6 million, including $25.9 million in CLE shares that were held by the Company at the date of the acquisition and which were classified as long-term investments. The Company owned a 4.8% stake in CLE that it purchased in June 2009 for $24.1 million. The Company recognized a net gain of $1.8 million at the date of the acquisition based upon its initial 4.8% stake in CLE, which was recorded as other income in the accompanying consolidated statement of income for the year ended December 31, 2010.

The transaction consideration included $220.0 million that was drawn from the Company’s revolving credit facilities for these purposes and the remainder came from existing cash resources of the Company. The Company recorded the acquisition using the acquisition method of accounting and, accordingly, allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition.

Under purchase accounting, the total purchase price was allocated to CLE’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of July 8, 2010, as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The CLE goodwill is primarily reflective of potential future regulation that would likely increase the trading of emissions credits on exchanges, as well as numerous company specific synergies that the Company expects to realize as a result of the acquisition. The purchase price allocation is as follows (in thousands):

Current assets	$29,521
Goodwill	420,241
Identifiable intangible assets	250,560
Other noncurrent assets	3,416
Current liabilities	(21,059)
Deferred tax liabilities on identifiable intangible assets	(62,866)
Other long-term liabilities	(23,165)

Total purchase price allocation	$596,648

In performing the purchase price allocation, the Company considered, among other factors, the intended future use of acquired assets, analyses of historical financial performance and estimates of future performance of CLE’s business. The following table sets forth the components of the identifiable intangible assets associated with the acquisition as of December 31, 2011 (in thousands, except years):

Intangible Asset	Acquisition-Date Fair Value	Foreign Currency Translation	Accumulated Amortization	Net Book Value	Useful Life
Exchange traded contracts	$227,000	$5,742	$(17,637)	$215,105	20 years
Reacquired technology rights	11,600	502	(9,574)	2,528	2.5 years
Customer relationships	10,200	262	(944)	9,518	17 years
Trade names	1,100	38	(470)	668	3 years
Employee non-compete agreements	660	28	(519)	169	2 years

Total	$250,560	$6,572	$(29,144)	$227,988

Exchange-traded contracts relate to the core trading product rights and privileges relating to the ECX emissions trading products. Reacquired technology rights represent both internally and externally developed software related to ECX trading operations that had been licensed exclusively to CLE. Customer relationships represent the established and ongoing relationships with ECX’s existing customers. Trade names represent the estimated fair value of the ECX trade names and trademarks. Employee non-compete agreements represent the estimated fair value of agreements with CLE’s management team. The reacquired technology rights intangible asset is being amortized using an accelerated method over its estimated useful life and the other intangible assets are being amortized using the straight-line method over their estimated useful lives.

A portion of the CLE goodwill and other intangible assets have been allocated to the Company’s U.K. subsidiaries. The Company recognized a $6.6 million increase in other intangible assets related to foreign currency translation due to a change in the pound sterling to the U.S. dollar exchange rate during the period from July 8, 2010 to December 31, 2011.

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

The Clearing Corporation (“TCC”) Acquisition

The Company completed its acquisition of TCC on March 6, 2009. The acquisition was accounted for under the acquisition method. TCC is a U.S. clearing house that provides clearing and settlement services to its participants for trades in futures contracts, options on futures contracts and OTC cleared transactions. TCC also developed the CDS risk management framework, operational processes and infrastructure for ICE Clear Credit’s clearing operations. The Company acquired 100% of TCC for cash and a 51.5% non-voting equity interest in the parent company of ICE Clear Credit. The retained 51.5% equity interest in the parent company of ICE Clear Credit entitled the Company to 51.5% of the net profits of ICE Clear Credit and the CDS business at ICE Clear Europe. As of December 31, 2011 and 2010, the equity interest held by the Company had increased to 54.5%.

The acquisition of TCC facilitated the Company’s expansion into clearing within the global CDS markets. Assets acquired and liabilities assumed were recorded at their estimated fair values as of March 6, 2009. The total purchase price was $106.7 million, and was comprised of $39.0 million in cash, $37.9 million in excess working capital paid to the TCC shareholders and the 48.5% equity interest in the parent company of ICE Clear Credit with an estimated fair value of $29.8 million. The fair value of the noncontrolling net profit sharing interest was based on a discounted cash flow approach.

The total purchase price was allocated to TCC’s net tangible and identifiable intangible assets based on the estimated fair values of those assets as of March 6, 2009. The net tangible and identifiable intangible assets acquired from TCC were $77.1 million. The Company has recorded intangible assets associated with the TCC acquisition of $19.6 million for customer relationships, which has been assigned a nine-year useful life, $14.2 million for developed technology, which has been assigned a three to five year useful life, and $1.6 million in other intangible assets. The excess of the purchase price over the net tangible and identifiable intangible assets was $29.6 million and was recorded as goodwill.

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

Formation of CDS Clearing Operations

The Company has assembled a comprehensive CDS infrastructure with its acquisition of Creditex, which included an electronic CDS post-trade processing platform known as ICE Link, as well as its acquisition of TCC. The Company utilized infrastructure, domain knowledge and personnel from each entity to establish ICE Clear Credit, which serves as the Company’s North American CDS clearing house, and to launch European CDS clearing at ICE Clear Europe. A distinct pricing structure applies to the initial CDS clearing members, including specific caps and floors on the total fees to be paid for all CDS clearing, which may limit the revenue potential from these initial clearing members.

Other Acquisitions

During the year ended December 31, 2011, the Company paid $9.8 million in total cash to acquire 100% of Ballista Securities and 100% of DebtMarket. Ballista Securities is a U.S. broker-dealer and Alternative Trading System and DebtMarket is a fixed income platform where users can list, purchase or sell loan portfolios. During the year ended December 31, 2010, the Company paid $10.7 million to acquire 100% of TradeCapture OTC, which was used to develop the Company mobile products. These acquisitions were accounted for under the acquisition method. The $14.7 million in goodwill and $6.4 million in other intangible assets resulting from these three acquisitions have been included in the global OTC segment for purposes of segment reporting as this is consistent with how it is reported internally to the Company’s chief operating decision maker.

4.    Short-Term and Long-Term Restricted Cash

As a Recognized Investment Exchange, ICE Futures Europe is required by the FSA in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2011 and 2010, this amount was equal to $14.9 million and $13.5 million, respectively, and is reflected as short-term restricted cash in the accompanying consolidated balance sheets. As a Recognized Clearing House, ICE Clear Europe is also required by the FSA to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2011 and 2010, the resource requirement for ICE Clear Europe was equal to $9.0 million and is reflected as short-term restricted cash in the accompanying consolidated balance sheets.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). While many of the Dodd-Frank Act provisions have been delayed, certain provisions became effective on July 16, 2011. On that date, the Company’s CFTC regulated DCM, ICE Futures U.S., and the Company’s CFTC regulated DCOs, ICE Clear U.S., ICE Clear Europe, ICE Clear Credit and TCC, became subject to new core principles proscribed by the Dodd-Frank Act. As a result, the Company’s DCM and DCOs are now required to maintain financial resources with a value at least equal to the amount that would cover certain operating costs for a one-year period, including maintaining cash or a committed line of credit to satisfy six months of such operating costs.

As of December 31, 2011, the financial resources necessary to satisfy six months of such operating costs for the Company’s DCM and DCOs were $59.7 million in the aggregate, of which $35.5 million was satisfied by the Company’s revolving credit facilities, a portion of which is reserved for use by certain of the Company’s DCOs for liquidity purposes (Note 9). The remaining $24.2 million was recorded as short-term restricted cash in the accompanying consolidated balance sheet. This increase in restricted cash was offset by a $35.0 million reduction in short-term restricted cash relating to an amount that was previously reserved for ICE Clear Credit as of December 31, 2010 under the Federal Reserve regulations prior to transitioning from a trust company to a DCO on July 16, 2011. The amount under the revolving credit facilities reserved for ICE Clear Credit covers six months of such operating costs, with no restricted cash required for ICE Clear Credit as of December 31, 2011.

Consistent with the other clearing houses that the Company owns, ICE Clear Europe requires that each clearing member make deposits in a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe has committed $100.0 million of its own cash as part of its energy guaranty fund and this cash is reflected as long-term restricted cash in the accompanying consolidated balance sheets as of December 31, 2011 and 2010.

The Company also contributed an initial $10.0 million to the ICE Clear Credit guaranty fund and an initial $10.0 million to the ICE Clear Europe CDS guaranty fund during the year ended December 31, 2009, along with the contributions by clearing members. During the years ended December 31, 2011 and 2010, the Company funded the ICE Clear Credit guaranty fund with an additional $25.0 million and $15.0 million, respectively. The Company’s combined CDS guaranty fund contributions of $60.0 million and $35.0 million in cash as of December 31, 2011 and 2010, respectively, which is not available for general use by the Company, has been reflected as long-term restricted cash in the accompanying consolidated balance sheets. The Company is obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund, but the date for this required funding has not yet been determined. ICE Clear U.S., ICE Clear Canada and TCC do not contribute to their respective guaranty funds.

As of December 31, 2011 and 2010, there is $4.2 million and $10.0 million, respectively, of cash held as escrow for previous acquisitions that is reflected as short-term and long-term restricted cash in the accompanying consolidated balance sheets.

5.    Short-Term and Long-Term Investments

Investments consist of available-for-sale securities. As of December 31, 2011, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$514,100	$—	$(62,964)	$451,136

As of December 31, 2010, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,999	$—	$—	$1,999

The Company acquired 31.6 million shares, or 12%, of the common stock of Cetip, S.A. (“Cetip”) from two Cetip stockholders for an aggregate consideration of $514.1 million in cash on July 15, 2011. The transaction consideration consisted of $304.1 million from the Company’s cash on hand and $210.0 million drawn from the Company’s revolving credit facilities (Note 9). After the acquisition, the Company became the single largest shareholder in Cetip.

The Company accounted for its investment in Cetip as an available-for-sale investment. As of December 31, 2011, the fair value of the equity security investment was $451.1 million and was classified as a long-term investment in the Company’s consolidated balance sheet. The unrealized loss of $63.0 million for the year ended December 31, 2011 was recorded as a component of accumulated other comprehensive income. The unrealized loss resulted from foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from July 15, 2011 through December 31, 2011 of $88.4 million, partially offset by a

$25.4 million increase in the stock price of Cetip. The Company’s investment in Cetip was made in and is held in Brazilian reals. The Company evaluated the near-term prospects of Cetip in relation to the severity and duration of the unrealized loss. Based on that evaluation and the Company’s ability and intent to hold this equity security investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired as of December 31, 2011. Investments that the Company intends to hold for more than one year are classified as long-term investments.

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

The contractual maturities of the U.S. Treasury securities held as of December 31, 2010 are less than one year. Investments that the Company intends to hold for less than one year are classified as short-term investments.

6.    Cost Method Investments

The Company currently has a 3% equity ownership in the National Commodity and Derivatives Exchange, Ltd. (“NCDEX”), which is valued at $7.5 million as of December 31, 2011 and 2010, and is accounted for as a cost method investment. NCDEX is a derivatives exchange located in Mumbai, India. During the year ended December 31, 2009, the Company recorded an impairment loss of $9.3 million on its investment in NCDEX, which was recorded as other expense in the accompanying consolidated statement of income. The Company wrote down its cost method investment in NCDEX due to the significance of the decrease in the estimated fair value of its investment resulting from the suspended trading of certain key NCDEX contracts, foreign investment limits, market conditions and the uncertainty surrounding the potential for the Company to recover the carrying value of its investment.

The Company also had cost method investments in LCH.Clearnet Ltd, a third party clearing house that previously cleared the Company’s OTC and energy futures contracts until the transition to ICE Clear Europe in November 2008, and in two additional companies. During the year ended December 31, 2009, the Company sold its entire 1.1% ownership in LCH.Clearnet Ltd for a net gain of $17.2 million. Also during the year ended December 31, 2009, the Company wrote off its entire carrying value for the other two cost method investments for a combined loss of $6.1 million. The net gain of $11.1 million from these three cost method investments were recorded as other income in the accompanying consolidated statement of income for the year ended December 31, 2009. The Company wrote off its cost method investments in these other two companies due to the significance of the decrease in the estimated fair value of its investments resulting from the loss or lack of customers, low cash positions and lack of adequate capital and the uncertainty surrounding the potential for the Company to recover the carrying value of the investments.

7.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 and 2010 (in thousands, except years):

	December 31,		Depreciation Period
	2011	2010
Software and internally developed software	$170,640	$157,573	3
Computer and network equipment	87,423	87,194	3 to 4
Leasehold improvements	37,168	34,518	7
Equipment and office furniture	49,562	18,266	5 to 15

	344,793	297,551
Less accumulated depreciation and amortization	(213,831)	(203,048)

Property and equipment, net	$130,962	$94,503

In December 2011, the Company purchased a corporate aircraft, which will be depreciated over its estimated useful life of 15 years. For the years ended December 31, 2011, 2010 and 2009, amortization of software and internally developed software was $33.2 million, $24.6 million and $20.0 million, respectively, and depreciation of all other property and equipment was $23.3 million, $25.5 million and $25.7 million, respectively. The unamortized software and internally developed software balances were $58.2 million and $49.3 million as of December 31, 2011 and 2010, respectively.

8.    Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the years ended December 31, 2011 and 2010 (in thousands):

Goodwill balance at January 1, 2010	$1,465,831
Acquisitions	457,148
Foreign currency translation	8,756
Other activity, net	(15,680)

Goodwill balance at December 31, 2010	1,916,055
Acquisitions	5,908
Earn-out relating to prior acquisition	13,337
Foreign currency translation	1,862
Other activity, net	(34,178)

Goodwill balance at December 31, 2011	$1,902,984

The following is a summary of the activity in the other intangible assets balance for the years ended December 31, 2011 and 2010 (in thousands):

Other intangible assets balance at January 1, 2010	$702,460
Acquisitions	253,686
Foreign currency translation	5,720
Amortization of other intangible assets	(71,048)

Other intangible assets balance at December 31, 2010	890,818
Acquisitions	3,290
Russell licensing agreement amendment (Note 13)	34,368
Foreign currency translation	1,690
Amortization of other intangible assets	(75,792)

Other intangible assets balance at December 31, 2011	$854,374

The Company completed the Ballista Securities and DebtMarket acquisitions during the year ended December 31, 2011 and the CLE and TradeCapture OTC acquisitions during the year ended December 31, 2010 (Note 3). The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The earn-out adjustment to goodwill relates to additional stock consideration paid to the former owners of a business previously acquired by the Company based on certain market and financial targets that were met through June 30, 2011. This previous acquisition was originally accounted for under the provisions of FASB Statement of Financial Accounting Standards No. 141, Business Combinations. As of December 31, 2011, there are no remaining potential earn-out payments relating to prior acquisitions. The other activity in the goodwill balances relates to adjustments to the purchase price and related goodwill for acquisitions completed in the prior years, primarily related to adjustments for a portion of the tax benefits on share based payments, tax adjustments due to rate changes and deferred taxes. The total amount of goodwill expected to be deductible for tax purposes for the Company’s acquisitions is $5.6 million as of December 31, 2011.

Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2011 and 2010 (in thousands, except years):

	December 31,		Useful Life
	2011	2010
Customer relationships	$279,627	$279,557	3 to 20
Russell licensing rights	184,164	149,796	10
Trading products with finite lives.	246,709	245,139	20
Non-compete agreements	33,765	33,760	1 to 5
Technology	63,141	60,371	2.5 to 11
Other	4,391	4,383	2 to 5

	811,797	773,006
Less accumulated amortization	(257,650)	(182,361)

Total finite-lived intangible assets, net	554,147	590,645

Trading products with indefinite-lives	216,168	216,598
DCM/DCO designation for ICE Futures U.S.	68,300	68,300
Other	15,759	15,275

Total other indefinite-lived intangible assets	300,227	300,173

Total other intangible assets, net	$854,374	$890,818

For the years ended December 31, 2011, 2010 and 2009, amortization of other intangible assets was $75.8 million, $71.0 million and $65.6 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 11.8 years as of December 31, 2011. The Company expects future amortization expense from the finite-lived intangible assets as of December 31, 2011 to be as follows (in thousands):

2012	$68,536
2013	64,556
2014	60,329
2015	57,924
2016	55,381
Thereafter	247,421

$554,147

9.    Credit Facilities

On November 9, 2011, the Company entered into new aggregate $2.6 billion senior unsecured credit facilities (the “New Credit Facilities”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and the lenders named therein. The New Credit Facilities include an option for the Company to propose an increase in the aggregate amount available by $400.0 million during the term of the New Credit Facilities. The New Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of December 31, 2011, no amounts have been borrowed under the Revolving Facility. The New Credit Facilities mature on November 9, 2016.

Simultaneous with entering into the New Credit Facilities on November 9, 2011, the Company also entered into a note purchase agreement (the “Note Purchase Agreement”) with various institutional investors providing for the sale of $400.0 million aggregate principal amount of the Company’s senior notes, consisting of $200.0 million of the Company’s 4.13% Senior Notes, Tranche A, due November 9, 2018 (the “Series A Notes”) and $200.0 million of the Company’s 4.69% Senior Notes, Tranche B, due November 9, 2021 (the “Series B Notes,” and collectively with the Series A Notes, the “Senior Notes”). The Senior Notes were sold in a private offering exempt from the registration provisions of the Securities Act of 1933, as amended.

On November 9, 2011, in connection with entering into the New Credit Facilities and the Note Purchase Agreement, the Company terminated all of the previously outstanding credit facilities and term loans, of which $804.5 million was outstanding as of November 8, 2011. The $887.5 million in combined proceeds from the Term Loan Facility and the Senior Notes were used for the repayment of the outstanding indebtedness as of November 8, 2011, to replenish cash used in the investment in Cetip and for general corporate purposes. The outstanding indebtedness as of November 8, 2011 included $210.0 million that was borrowed in July 2011 for a portion of the cash investment in Cetip (Note 5), as well as $203.0 million that was borrowed in October 2011 for liquidity purposes for three of the Company’s clearing houses in preparation for the management of the insolvency of MF Global Holdings Ltd and certain of its subsidiaries. During November 2011, the $203.0 million was repaid as it was not needed for liquidity purposes and is now available to the clearing houses again.

Outstanding principal of the loans under the Term Loan Facility is payable in equal installments of $12.5 million on the last day of each fiscal quarter for eleven consecutive fiscal quarters commencing March 31, 2012, and equal installments of $18.8 million on the last day of the next following eight fiscal quarters, with a final principal payment of $200.0 million due on the maturity date. Each loan under the New Credit Facilities, including the outstanding Term Loan Facility, will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on Company’s total leverage ratio calculated on a trailing twelve-month period. As of December 31, 2011, the Company has a LIBOR-rate loan with a stated interest rate of 1.53% per annum, including the applicable margin rate, related to the $487.5 million that is outstanding under the Term Loan Facility. With limited exceptions, the Company may prepay the outstanding loans under the New Credit Facilities, in whole or in part, without premium or penalty.

The New Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, which was $2.1 billion as of December 31, 2011, multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.175% to 0.40% based on the Company’s total leverage ratio calculated on a trailing twelve-month period. Based on this calculation, the applicable margin rate was 0.175% as of December 31, 2011.

The entire unpaid principal amount of the Series A Notes is due on the seventh anniversary of the closing date of the Note Purchase Agreement or November 9, 2018. Interest on the Series A Notes is payable semi-annually at a fixed rate of 4.13%. The entire unpaid principal amount of the Series B Notes is due on the tenth anniversary of the closing date of the Note Purchase Agreement, or November 9, 2021. Interest on the Series B Notes is payable semi-annually at a fixed rate of 4.69%. The Company may optionally prepay principal upon the Senior Notes, subject to paying holders certain additional amounts as set forth in the Note Purchase Agreement. In addition, the holders may require the Company to prepay the Senior Notes upon the occurrence of certain change in control events. Aggregate principal maturities on the $887.5 million in borrowings under the Term Loan Facility and the Note Purchase Agreement are $50.0 million, $50.0 million, $56.3 million, $75.0 million and $256.3 million in 2012, 2013, 2014, 2015 and 2016, respectively.

The closing of the New Credit Facilities and Note Purchase Agreement increased the Company’s deferred debt issuance costs to $20.2 million as of December 31, 2011. The debt issuance costs are being amortized over the remaining life of the New Credit Facilities and Note Purchase Agreement. The amortization of the deferred debt issuance costs was $7.2 million, $6.0 million and $5.6 million during the years ended December 31, 2011, 2010 and 2009, respectively. In connection with the New Credit Facilities and the termination of the previously outstanding credit facilities and term loans, $1.5 million of previously deferred debt issuance costs were expensed during the year ended December 31, 2011.

Under the Revolving Facility, the Company may borrow, repay and reborrow up to $1.6 billion in either U.S. dollars, Euros, U.K. sterling, Canadian dollars or Japanese yen, with the remaining $472.5 million available to be borrowed, repaid and reborrowed by the Company in U.S. dollars only. Of the amounts available under the Revolving Facility: (i) $150.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., (iv) $3.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada, and (v) the remainder, plus any portion of the proceeds no longer necessary to be reserved for the aforementioned purposes, shall be used by the Company to provide for working capital and general corporate purposes.

The New Credit Facilities and Note Purchase Agreement contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The New Credit Facilities and the Note Purchase Agreement also contains other customary representations, warranties and covenants. As of December 31, 2011, the Company was in compliance with all applicable covenants.

The Company had previously entered into interest rate swap contracts to reduce its exposure to interest rate volatility on certain of the Company’s previously outstanding term loans. These swaps were designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges were recorded in accumulated other comprehensive income. The unrealized gain or loss was recognized in earnings when the designated interest expense under the term loans was recognized in earnings. The amounts received under the variable component of the swaps fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense was equal to the fixed interest component. The Company realized $2.9 million and $4.2 million in additional interest expense as a result of the interest rate swap contracts during the years ended December 31, 2011 and 2010, respectively, including $540,000 that was incurred to terminate the interest rate swap contracts on November 8, 2011. The Company currently does not have any interest rate swap contracts outstanding on any of the outstanding debt.

10.    Equity

The Company currently sponsors employee and director stock option and restricted stock plans. Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statements of income for the year ended December 31, 2011 was $52.9 million and $13.3 million, respectively, was $49.3 million and $13.5 million, respectively, for the year ended December 31, 2010, and was $53.2 million and $11.0 million, respectively, for the year ended December 31, 2009. The amount expensed for the years ended December 31, 2011, 2010 and 2009 is net of $5.4 million, $4.8 million and $3.2 million, respectively, of stock-based compensation that was capitalized as software development costs.

During the years ended December 31, 2011, 2010 and 2009, the Company recognized excess tax benefits of $4.7 million, $6.9 million and $8.6 million, respectively, as an increase to the additional paid-in capital balance. Of that amount, $4.3 million, $8.0 million and $8.3 million for the years ended December 31, 2011, 2010 and 2009, respectively, were qualifying excess tax benefits that are eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. The $4.3 million, $8.0 million and $8.3 million are reported as financing cash flows in the accompanying consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009, respectively. Regarding the ordering of tax benefits to determine whether an excess tax benefit is realized, as well as to measure that excess tax benefit, the Company follows applicable tax laws and disregards indirect effects of the excess tax benefit.

Stock Option Plans

On May 14, 2009, the Company adopted the 2009 Omnibus Incentive Plan (“the Incentive Plan”), under which all employee restricted stock and option awards are now made. As of December 31, 2011, there are 3,700,000 shares of common stock reserved for issuance under the Incentive Plan, of which 2,411,394 shares are available for future issuance.

Stock options are granted at the discretion of the compensation committee of the board of directors. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options on the date of grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. The Company may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest over three years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but expire either 14 or 60 days after termination of employment. The shares of common stock issued under the Company’s stock option plans are made available from authorized and unissued Company common stock or treasury shares. The following is a summary of stock options for the years ended December 31, 2011, 2010 and 2009:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at January 1, 2009	2,463,415	$36.83
Granted	132,139	106.00
Exercised	(653,301)	18.44
Forfeited	(71,225)	48.82

Outstanding at December 31, 2009	1,871,028	47.68
Exercised	(503,609)	24.54
Forfeited	(91,627)	48.87

Outstanding at December 31, 2010	1,275,792	56.73
Granted	123,663	112.48
Exercised	(341,554)	26.66
Forfeited/Expired	(12,157)	126.70

Outstanding at December 31, 2011	1,045,744	72.34

As indicated in the table above, no stock options were granted by the Company during the year ended December 31, 2010. The Company had historically granted stock options and restricted stock to its existing employees annually in December. However, stock option and restricted stock awards that would have been granted in December 2010 were instead awarded in January 2011 due to the Company’s decision to more closely align timing of annual equity and cash incentive awards with the annual performance review process. Stock option and restricted stock awards granted as part of the Company’s annual refresher award to existing employees are expected to be granted annually in January going forward.

Details of stock options outstanding as of December 31, 2011 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,045,744	$72.34	5.5	$56,310
Exercisable	872,068	$65.84	4.9	$53,599

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 were $33.3 million, $43.4 million and $52.0 million, respectively. As of December 31, 2011, there were $7.7 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years as the stock options vest.

Details of options outstanding as of December 31, 2011 are as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$ 4.19 - 12.00	248,344	2.4	248,344
17.57 - 35.08	115,608	4.2	114,082
45.84 - 81.25	241,144	6.3	225,958
104.23 - 138.80	353,475	7.5	196,511
156.78 - 189.43	87,173	5.9	87,173

Total	1,045,744	5.5	872,068

Of the options outstanding at December 31, 2011, 872,068 were exercisable at a weighted-average exercise price of $65.84. Of the options outstanding at December 31, 2010, 1,090,662 were exercisable at a weighted-average exercise price of $52.82. Of the options outstanding at December 31, 2009, 1,380,098 were exercisable at a weighted-average exercise price of $37.13.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. As discussed above, no stock options were awarded by the Company during the year ended December 31, 2010. During the years ended December 31, 2011 and 2009, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Year Ended December 31,
Assumptions	2011	2009
Risk-free interest rate	1.46%	1.73%
Expected life in years	4.0	4.0
Expected volatility	72%	61%
Expected dividend yield	0%	0%
Estimated weighted-average fair value of options granted per share	$60.97	$50.19

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of the Company’s stock.

Restricted Stock Plans

Restricted stock grants are made from the Incentive Plan and are granted at the discretion of the compensation committee of the board of directors. The Company granted a maximum of 744,145, 184,402 and 635,301 time-based and performance-based restricted stock units during the years ended December 31, 2011, 2010 and 2009, respectively, including 285,655, 184,402 and 265,913 time-based restricted stock units during the years ended December 31, 2011, 2010 and 2009, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of grant is recognized as expense ratably over the vesting period, which is typically three years, net of forfeitures. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

The Company recognizes compensation costs, net of forfeitures, using an accelerated attribution method over the vesting period for awards with performance conditions. Compensation costs for such awards are recognized only if it is probable that the condition will be satisfied. If the Company initially determines that it is not probable that the performance condition will be satisfied and later determines that it is probable that the performance condition will be satisfied, or vice versa, the effect of the change in estimate is accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate. The Company would recognize the remaining compensation costs over the remaining vesting period. The Company’s compensation committee, pursuant to the terms of the Incentive Plan and the authority delegated to it by the Company’s board of directors, can make equitable adjustments to the performance condition in recognition of unusual or non-recurring events.

In January 2012, the Company reserved a maximum of 617,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2012. These restricted shares are also subject to a market condition that will reduce the number of shares that are granted above certain performance targets if the Company’s 2012 total shareholder return falls below the 2012 return of the S&P 500 Index. If the Company’s 2012 total shareholder return were to fall below the 2012 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above certain performance targets, depending on the difference in the aforementioned returns. The grant date was January 17, 2012, which was the date when the Company and the employees reached a mutual understanding of award terms. January 1, 2012 is the service inception date as that is the beginning of the performance period and is the date when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $66.8 million if the maximum financial performance target is met and 617,420 shares vest. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2012 actual financial performance as compared to the 2012 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement.

In January 2011, the Company reserved a maximum of 417,390 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares were subject to a market condition that could have reduced the number of shares that were granted if the 2011 Company total shareholder return fell below that of the 2011 return of the S&P 500 Index. There was no reduction of the restricted shares awarded in January 2011 as the Company’s total shareholder return for the year ended December 31, 2011 was higher than the 2011 return of the S&P 500 Index. Based on the Company’s actual 2011 financial performance as compared to the 2011 financial performance targets, 233,321 restricted shares were granted, which resulted in $24.5 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $15.0 million that was expensed during the year ended December 31, 2011.

The grant date fair values of the January 2012, January 2011 and December 2009 awards with a market condition were estimated based on the Company’s stock price on the grant date, the valuation of historical market condition awards, the decreased likelihood that the market condition will affect the number of shares granted (as the market condition only affects shares granted in excess of certain financial performance targets), and management’s expectation of achieving the financial performance targets. The grant date fair value of the January 2012, January 2011 and December 2009 awards, when considering the impact of the market condition on fair value, was determined to not be materially different from the Company’s stock price on the grant date.

Restricted shares are used as an incentive to attract and retain qualified employees and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. The Company’s equity plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if the awards are not assumed by an acquirer in the case of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2011, 2010 and 2009:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2009	899,321	$96.86
Granted	487,503	98.56
Vested	(380,771)	98.68
Forfeited	(45,399)	95.55

Nonvested at December 31, 2009	960,654	97.07
Granted	184,402	104.95
Vested	(380,545)	97.84
Forfeited	(60,501)	87.62

Nonvested at December 31, 2010	704,010	99.53
Granted	532,748	114.25
Vested	(346,450)	101.13
Forfeited	(55,453)	106.43

Nonvested at December 31, 2011	834,855	107.80

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of December 31, 2011, there were $44.0 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.8 years as the restricted stock vests. During the years ended December 31, 2011, 2010 and 2009, the total fair value of restricted stock vested under all restricted stock plans was $41.8 million, $41.6 million and $32.5 million, respectively.

Treasury Stock

During the years ended December 31, 2011, 2010 and 2009, the Company received 125,443, 124,365 and 156,809 shares, respectively, of common stock from certain employees of the Company related to tax withholdings made by the Company on the employee’s behalf for restricted stock and stock option exercises. The

Company recorded the receipt of the shares as treasury stock. The Company also issued 54, 680 and 211,093 shares of treasury stock during the years ended December 31, 2011, 2010 and 2009, respectively, under various restricted stock plans. Treasury stock activity is presented in the accompanying consolidated statements of changes in equity.

Stock Repurchase Program

During the year ended December 31, 2011, the Company repurchased 1,550,810 shares of the Company’s outstanding common stock at a cost of $175.2 million and during the year ended December 31, 2010, repurchased 937,500 shares at a cost of $90.4 million. These repurchases were done under various stock repurchase plans that were authorized by the Company’s board of directors. The shares repurchased are being held in treasury. As of December 31, 2011, there is $334.4 million in remaining capacity available under a stock repurchase plan that has been approved by the Company’s board of directors and which does not have a fixed expiration date.

The Company expects to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under the Company’s Revolving Facility. The timing and extent of any additional repurchases, if any, will depend upon market conditions, the Company’s stock price and the Company’s strategic plans at that time. The Company is not obligated to acquire any specific number of shares and may amend, suspend or terminate the repurchase program at any time.

11.    Income Taxes

Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income before income taxes
Domestic	$298,452	$341,260	$261,437
Foreign	460,787	268,882	232,268

	$759,239	$610,142	$493,705

Income tax provision
Current tax expense:
Federal	$92,658	$122,137	$96,469
State	21,196	23,059	24,678
Foreign	126,545	79,979	69,940

	240,399	225,175	191,087

Deferred tax expense (benefit):
Federal	(623)	(13,471)	(20,703)
State	363	(2,513)	8,889
Foreign	(2,641)	(6,816)	278

	(2,901)	(22,800)	(11,536)

Total tax expense	$237,498	$202,375	$179,551

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35%	35%	35%
State income taxes, net of federal benefit	2	2	5
Tax credits	—	(2)	(2)
Foreign tax rate differential	(6)	(4)	(4)
Other	—	2	2

Total provision for income taxes	31%	33%	36%

The effective tax rates for the years ended December 31, 2011 and 2010 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state income taxes. The effective tax rate for the year ended December 31, 2009 is higher than the federal statutory rate primarily due to state taxes which are partially offset by favorable foreign income tax rate differentials and tax credits. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2011, the United Kingdom reduced corporate income tax rates from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012.

The effective tax rate for the year ended December 31, 2011 is lower than the effective tax rate for the year ended December 31, 2010 primarily due to favorable foreign income tax rate differentials reflecting the full year mix of income between U.S. and foreign jurisdictions and foreign income tax rate reductions, as described above. The effective tax rate for the year ended December 31, 2010 is lower than the effective tax rate for the year ended December 31, 2009 primarily due to a decrease in the state effective tax rate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Deferred and stock-based compensation	$30,291	$29,969
Accrued expenses	2,447	2,983
Tax credits	9,840	8,170
NOL carryforward	26,055	22,015
Impairment losses	4,797	5,112
Other	13,354	12,260

Total	86,784	80,509
Valuation allowance	(15,828)	(22,621)

Total deferred tax assets, net of valuation allowance	70,956	57,888

Deferred tax liabilities:
Property and equipment	(21,796)	(8,284)
Acquired intangibles	(241,507)	(267,097)
Partnership basis difference	(38,384)	(42,512)

Total deferred tax liabilities	(301,687)	(317,893)

Net deferred tax liabilities	(230,731)	(260,005)
Net current deferred tax assets	3,500	8,244
Net noncurrent deferred tax assets	1,658	—

Net noncurrent deferred tax liabilities	$(235,889)	$(268,249)

The Company’s non-U.S. subsidiaries had $1.4 billion in cumulative undistributed earnings as of December 31, 2011. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries.

As of December 31, 2011 and 2010, the Company has net operating loss carryforwards of $128.9 million and $128.0 million, respectively, for U.S. federal, state and local tax purposes. These carryforwards are available to offset future taxable income until they begin to expire in 2017. In addition, as of December 31, 2011 and 2010, the Company has net foreign operating loss carryforwards of $8.5 million and $9.1 million, respectively, related primarily to Creditex’s Singapore operations which are not expected to be utilized against future taxable income.

The Company recognizes valuation allowances on deferred tax assets if, based on the weight of the evidence, the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of its deferred tax assets will be realized because of anticipated future taxable income from operations and the reversal of certain taxable temporary differences. The Company recorded a valuation allowance for deferred tax assets of $15.8 million and $22.6 million as of December 31, 2011 and 2010, respectively. The decrease in the valuation allowance is primarily due to adjustments related to the CLE acquisition that are recorded as a reduction to goodwill. The valuation allowance is due to excess state tax credits and certain international and state net operating loss carryforwards that are not expected to be utilized prior to expiration and impairment losses on cost method investments expected to generate future capital tax losses.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Beginning balance of unrecognized tax benefits	$25,977	$15,817	$15,670
Additions (reductions) related to acquisitions	(396)	2,284	1,193
Additions based on tax positions related to current year	4,513	4,197	1,566
Additions based on tax positions related to prior years	4,388	9,570	6,644
Reductions based on tax positions related to prior years	(3,149)	(2,647)	(4,648)
Reductions resulting from statute of limitation lapses	(1,788)	(1,561)	(4,608)
Reductions related to settlements with taxing authorities	(1,836)	(1,683)	—

Ending balance of unrecognized tax benefits	$27,709	$25,977	$15,817

The Company recorded a net increase to unrecognized tax benefits of $1.7 million, $10.2 million and $147,000 for the years ended December 31, 2011, 2010 and 2009, respectively, of which $1.9 million, $8.3 million and $3.3 million increased income tax expense for the years ending December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the balance of unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $20.9 million and $21.3 million, respectively. The Company recognizes interest accrued on income tax uncertainties as a component of interest expense and accrued penalties as a component of selling, general and administrative expenses. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $1.2 million, ($620,000) and $720,000, respectively, of expense (benefits) for interest and penalties. Accrued interest and penalties were $4.9 million and $3.7 million as of December 31, 2011 and 2010, respectively. It is reasonably possible, as a result of settlements of ongoing audits or statute of limitations expirations, unrecognized tax benefits could increase as much as $8.0 million and decrease as much as $17.0 million within the next twelve months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With some exceptions, the Company is no longer subject to examination for U.S. federal income tax for years ended on or before December 31, 2007, for New York, Illinois, and various other U.S. state and local jurisdictions’ income taxes for years ended on or before December 31, 2006, and for United Kingdom and other foreign jurisdictions for years ended on or before December 31, 2008. Certain of our U.S. state and local income tax returns are currently under examination. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments expected to result from open years.

12.    Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for every futures and options contract traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for North American CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for every futures and options contract traded through ICE Futures Europe, as well as for the Company’s cleared OTC energy contracts and for European CDS contracts submitted for clearing. TCC performs clearing and settlement services to its participants for trades in CCFE futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin”. The ICE Clearing Houses may make multiple intraday original margin calls in circumstances where market conditions require additional protection. The daily payment of profits and losses from and to the ICE Clearing Houses in respect of relevant contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases throughout the day. Marking-to-market allows our clearing houses to identify quickly any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of their open positions.

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty or clearing fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposit and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.

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

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that could lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $38 billion as of December 31, 2011, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of the unsettled contracts was $1.7 trillion as of December 31, 2011. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated liability was determined to be nominal and no liability was recorded as of December 31, 2011 and 2010.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of December 31, 2011 and 2010, the ICE Clearing Houses have received or have been pledged $52.5 billion and $41.7 billion, respectively, in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of the underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay that owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members pro rata for that purpose. In addition, the Company has contributed $110.0 million and $50.0 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of December 31, 2011.

For ICE Clear Europe, if an energy clearing member’s deposits are depleted and a default occurs, then $100.0 million contribution made by the Company to ICE Clear Europe would be utilized. The $100.0 million is solely available in the event of an ICE Clear Europe energy clearing member default, and $50.0 million of the $100.0 million will be utilized after the available funds of the defaulting member but before all other amounts within the ICE Clear Europe energy Guaranty Fund. If additional cash is required to settle positions, the remaining $50.0 million will be called pro rata along with other non-defaulting ICE Clear Europe energy clearing members’ deposits in the ICE Clear Europe energy Guaranty Fund.

The Company has contributed $50.0 million to the ICE Clear Credit Guaranty Fund and $10.0 million to the ICE Clear Europe CDS Guaranty Fund as of December 31, 2011. The Company is obligated to increase the contribution to the ICE Clear Europe CDS Guaranty Fund up to $50.0 million, but the timing for the remaining

$40.0 million in contributions has not yet been determined. The first $25.0 million contributed to each of the ICE Clear Credit Guaranty Fund and ICE Clear Europe CDS Guaranty Fund will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the Guaranty Funds. The additional $25.0 million contributed to each of the ICE Clear Credit Guaranty Fund and ICE Clear Europe CDS Guaranty Funds will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective Guaranty Funds.

As of December 31, 2011, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$976,363	$13,667,226	$36,870	$8,569,630	$21,222	$23,271,311
Variation margin	8,680	—	—	—	143	8,823
Guaranty Fund	47,654	2,919,401	15,905	5,284,099	6,772	8,273,831
Performance collateral for delivery	—	—	1,866	—	—	1,866

Total	$1,032,697	$16,586,627	$54,641	$13,853,729	$28,137	$31,555,831

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

Of the $16.6 billion total cash deposits for ICE Clear Europe as of December 31, 2011, the majority of which are held in euros, $8.6 billion relates to futures and OTC energy products and $8.0 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for cleared futures and OTC energy products that is distinct from those associated with cleared OTC European CDS contracts and, as such, energy participants and CDS participants are not subject to the liabilities or obligations of one another in the event of a default.

The total ICE Clear Europe Guaranty Fund balance as of December 31, 2011 is $3.3 billion, which includes the $110.0 million that ICE Clear Europe has committed of its own cash and which is included in long-term restricted cash in the accompanying consolidated balance sheet, and the remaining amount is Guaranty Fund cash and non-cash asset deposits from clearing members. The total ICE Clear Credit Guaranty Fund balance as of

December 31, 2011 is $5.8 billion, which includes the $50.0 million that ICE Clear Credit has committed of its own cash and which is included in long-term restricted cash in the accompanying consolidated balance sheet, and the remaining amount is Guaranty Fund cash and non-cash deposits from clearing members.

ICE Clear Credit previously held all of its cash deposits in the ICE Trust Federal Reserve account; however, this was discontinued when ICE Clear Credit transitioned from a limited liability trust company to a DCO on July 16, 2011. The $13.9 billion of ICE Clear Credit cash deposits as of December 31, 2011 primarily represents funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and the various counterparties agree to repurchase the instruments the following business day at the set price, plus interest. Of the $16.6 billion of ICE Clear Europe cash deposits as of December 31, 2011, $16.5 billion represent funds invested under reverse repurchase agreements with several different counterparty banks, all of which are large, commercial financial institutions, through a third party custodian bank. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits are held in demand deposit accounts at various financial institutions.

As of December 31, 2011, the ICE Clearing Houses have completed the transfer or closure of all of MF Global’s customer positions executed on and held at the clearing houses. However, as of December 31, 2011, certain of the ICE Clearing Houses held $65.8 million in combined MF Global original margin and Guaranty Fund cash deposits and await approval from the trustee and administrator of the bankruptcy or insolvency protection to return or transfer this cash. Of this amount, $45.2 million, $20.0 million and $530,000 relates to cash original margin and/or Guaranty Fund deposits held at ICE Clear U.S., ICE Clear Europe and TCC, respectively, and these amounts are not currently available to cover losses sustained by the respective clearing house in the event of a default of another clearing member.

At the expiration of certain contracts that require physical delivery, ICE Clear Europe collects cash from a clearing member until the physical delivery has been made to the other clearing member. ICE Futures Canada collects cash from merchant participants that have made delivery as indemnification, and holds this cash in trust until the shipment process has been completed. These cash deposits are referred to as performance collateral for delivery and the amounts vary from month to month depending on when the physical contracts expire.

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

ICE Clear Europe pays energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe charges energy clearing members 5 basis points for non-cash deposits made for original margin requirements. ICE Clear Europe pays CDS clearing members all interest earned on their non-cash margin deposits and charges CDS clearing members 5 basis points for all non-cash deposits, including original margin and Guaranty Fund requirements. The amounts paid to the clearing members are recorded net against other revenues in the accompanying consolidated statements of income and in total were $435,000, $7.9 million and $11.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2010, there were only cash deposits for ICE Clear Credit for the original margin, variation margin and Guaranty Fund deposits and no assets were pledged by the clearing members. As of December 31, 2011 and 2010, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the other ICE Clearing Houses are detailed below (in thousands):

	As of December 31, 2011					As of December 31, 2010
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC
Original margin:
Government securities at face value	$9,266,096	$5,540,494	$70,575	$46,350	$1,082,455	$10,734,273	$4,256,508	$55,009	$73,085
Money market mutual funds	1,343,153	—	—	—	—	1,109,420	—	—	—
Letters of credit	—	2,437,300	4,409	—	—	125,000	1,722,000	3,500	—
Emissions allowances	—	—	—	—	—	—	561,018	—	—
Gold	—	116,356	—	—	—	—	—	—	—

Total	$10,609,249	$8,094,150	$74,984	$46,350	$1,082,455	$11,968,693	$6,539,526	$58,509	$73,085

Guaranty Fund:
Government securities at face value	$175,868	$274,591	$26,553	$7,222	$495,687	$204,405	$138,412	$20,083	$4,347
Money market mutual funds	14,614	—	—	—	—	20,829	—	—	—

Total	$190,482	$274,591	$26,553	$7,222	$495,687	$225,234	$138,412	$20,083	$4,347

ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits are held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. As of December 31, 2011, the margin deposits in the joint account were $40.0 million of which $20.0 million is ICE Clear U.S.’s proportionate share and is reflected above in the pledged asset margin balance. Clearing firms maintain separate margin requirements with each clearing house. Depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC, each clearing house may reduce that firm’s margin requirements. Cross margin deposits are held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and eligible customers. The agreement permits a participating clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house, with respect to particular accounts.

13.    Commitments and Contingencies

Leases

The Company leases office space, equipment facilities and certain computer equipment. The Company’s leases typically contain terms which may include renewal options, rent escalations, rent holidays and leasehold improvement incentives. As of December 31, 2011, future minimum lease payments under these noncancelable operating agreements are as follows (in thousands):

2012	$21,730
2013	19,273
2014	13,012
2015	7,595
2016	4,199
Thereafter	27,588

Total	$93,397

The Company had no capital leases as of December 31, 2011 and 2010. The amortization of assets recorded under capital leases is included in depreciation expense in the accompanying consolidated statements of income and totaled $1.0 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively. Rental expense amounted to $19.1 million, $17.0 million and $20.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Russell Licensing Agreement

The Company has an exclusive licensing agreement (the “Licensing Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes. These rights became exclusive in 2008, and subject to achieving a specified trading volume for the various indexes, will remain exclusive throughout the remainder of the Licensing Agreement, which originally was set to expire in June 2014.

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

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of December 31, 2011 and 2010, the net assets related to the Licensing Agreement are $104.8 million and $90.7 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized on a straight-line basis over their revised contractual life. For the years ended December 31, 2011, 2010 and 2009, amortization expense related to the Licensing Agreement was $20.2 million, $25.9 million and $25.9 million, respectively.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of December 31, 2011, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $19.2 million and $80.1 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the minimum annual payments and the actual minimum annual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the years ended December 31, 2011, 2010 and 2009, interest expense related to the Licensing Agreement was $6.1 million, $5.0 million and $5.6 million, respectively.

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

Legal Proceedings

On August 5, 2011, the Company announced that it will be ceasing operations of the CCFE, an emissions futures exchange that it acquired as part of the acquisition of CLE in July 2010. On December 14, 2011, a group of twenty-four plaintiffs who hold “trading privileges” (a right to trade at a discount) at CCFE filed suit against CCFE and CLE, together with two current and one former employee of those entities, claiming that they were defrauded in connection with the purchase of their trading privileges at CCFE and that the sales of such privileges were made in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs seek the return of amounts paid for their trading privileges, the lost “value” of their trading privileges, punitive damages and interest. The Company does not believe the plaintiffs’ claims to be meritorious, and intends to vigorously defend the action.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. However, the Company does not believe that the resolution of these matters, including the one specifically discussed above, will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to the legal proceedings and claims.

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

14.    Employee Benefit Plans

The Company’s U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2011, 2010 and 2009 were $2.1 million, $1.8 million and $1.1 million, respectively. The employees of the Company’s U.S.-based subsidiaries are eligible to participate in the Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan and for other 401(k) plans that are no longer active were $4.5 million, $3.3 million and $3.2 million, respectively, for the years ended December 31, 2011, 2010 and 2009. No discretionary or profit sharing contributions were made during the years ended December 31, 2011, 2010 or 2009.

15.    Acquisition-Related Transaction Costs

The Company incurred incremental direct acquisition-related transaction costs of $15.6 million, $10.0 million and $6.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. The costs incurred during the year ended December 31, 2011 primarily related to the proposed acquisition of certain assets and liabilities of NYSE Euronext and the investment in Cetip, the costs incurred during the year ended December 31, 2010 primarily related to the acquisition of CLE and the costs incurred during the year ended December 31, 2009 primarily related to the acquisition of TCC (Note 3). The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions. These costs have been recorded as acquisition-related transaction costs in the accompanying consolidated statements of income for the years ended December 31, 2011, 2010 and 2009.

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

In general, the Company uses Level 1 and 2 inputs to determine fair value. The Level 1 inputs consist of U.S. Treasury securities and long term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The Level 2 inputs as of December 31, 2010 consisted of interest rate swap contracts. The Company determined the fair value of the interest rate swap contracts using standard valuation models that are based on market-based observable inputs including forward interest rate curves. The fair value of interest rate swap contracts is included in other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2010. The interest rate swaps were terminated in November 2011 and there were no outstanding interest rate swaps as of December 31, 2011. The fair value of the Company’s short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximates market rates as of December 31, 2011 and 2010. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of December 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long term investments in equity securities	$451,136	$—	$—	$451,136

Financial instruments measured at fair value on a recurring basis as of December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$1,999	$—	$—	$1,999

Liabilities at fair value:
Interest rate swap contracts	$—	$2,504	$—	$2,504

The Company did not use Level 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2011 and 2010, there were no assets that were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $11.1 million and $7.8 million as of December 31, 2011 and 2010, respectively.

17.    Segment Reporting

The Company’s principal business segments consist of its global OTC segment, its futures segment and its market data segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada and the respective clearing of the futures contracts that trade at each of these exchanges make up the futures segment. The operations of ICE Data make up the market data segment. The remaining companies and operations have been included in the global OTC segment as they primarily support the Company’s OTC business operations, which include energy swaps and credit derivatives markets. Intersegment revenues and transactions attributable to the performance of services are recorded based on transfer pricing standards and independent documentation. Intersegment revenues attributable to licensing transactions have been priced in accordance with comparable third party agreements. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The Company’s chief operating decision maker does not review total assets by segment, therefore, such information is not presented below. Financial data for the Company’s business segments are as follows (in thousands):

	Global OTC Segment	Futures Segment	Market Data Segment	Total
Year ended December 31, 2011:
Revenues from external customers	$636,058	$615,110	$76,323	$1,327,491
Intersegment revenues	86,845	35,589	34,440	156,874
Depreciation and amortization	81,942	50,256	54	132,252
Operating income	300,773	420,167	72,393	793,333
Year ended December 31, 2010:
Revenues from external customers	$578,922	$509,641	$61,381	$1,149,944
Intersegment revenues	74,759	31,062	33,811	139,632
Depreciation and amortization	74,407	46,662	140	121,209
Operating income	268,118	326,314	57,817	652,249
Year ended December 31, 2009:
Revenues from external customers	$526,661	$414,088	$54,039	$994,788
Intersegment revenues	58,881	27,618	33,671	120,170
Depreciation and amortization	69,270	41,937	150	111,357
Operating income	177,173	278,563	56,883	512,619

Geographic areas:

	United States	International	Total
Revenues:
Year ended December 31, 2011	$682,681	$644,810	$1,327,491
Year ended December 31, 2010	$647,371	$502,573	$1,149,944
Year ended December 31, 2009	$641,215	$353,573	$994,788
Net assets:
As of December 31, 2011	$1,903,424	$1,258,917	$3,162,341
As of December 31, 2010	$2,071,715	$745,050	$2,816,765
Property and equipment, net:
As of December 31, 2011	$120,534	$10,428	$130,962
As of December 31, 2010	$84,996	$9,507	$94,503

Revenues from two clearing members of the futures segment comprised 13% and 12% of the Company’s futures revenues for the year ended December 31, 2011. Revenues from one clearing member of the futures segment comprised 13% of the Company’s futures revenues for both the years ended December 31, 2010 and 2009. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for the years ended December 31, 2011, 2010 and 2009.

18.    Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$509,673	$398,298	$315,988

Weighted average common shares outstanding	73,145	73,624	72,985

Basic earnings per common share	$6.97	$5.41	$4.33

Diluted:
Weighted average common shares outstanding	73,145	73,624	72,985
Effect of dilutive securities:
Stock options and restricted stock	750	852	1,105

Diluted weighted average common shares outstanding	73,895	74,476	74,090

Diluted earnings per common share	$6.90	$5.35	$4.27

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the years ended December 31, 2011, 2010 and 2009, 242,000, 229,000 and 147,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. As of December 31, 2011 and 2010, there are 19,000 and 7,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share.

19.    Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts):

	1st Qtr	2nd Qtr(a)	3rd Qtr(a)	4th Qtr
Year Ended December 31, 2011
Revenues	$334,280	$325,218	$340,778	$327,215
Operating income	203,598	190,878	204,049	194,808
Net income.	130,154	124,372	136,948	130,267
Net income attributable to IntercontinentalExchange, Inc.	128,904	121,365	132,631	126,773
Earnings per common share(b):
Basic	$1.76	$1.65	$1.81	$1.75
Diluted	$1.74	$1.64	$1.80	$1.73
Year Ended December 31, 2010
Revenues	$281,620	$296,155	$287,146	$285,023
Operating income	163,815	178,295	151,558	158,581
Net income.	103,518	102,527	99,913	101,809
Net income attributable to IntercontinentalExchange, Inc.	101,163	101,688	96,315	99,132
Earnings per common share(b):
Basic	$1.37	$1.37	$1.31	$1.35
Diluted	$1.36	$1.36	$1.29	$1.34

(a)	The Company recognized a loss of $14.3 million on its foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE during the second quarter of 2010 and a loss of $802,000 during the third quarter of 2010 (Note 3).

(b)	The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding.

20.    Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 (A). CONTROLS	AND PROCEDURES

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

(b) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As a result, no corrective actions were taken.

ITEM 9 (B). OTHER	INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2012 Annual Meeting” in our Proxy Statement for our 2012 Annual Meeting of Stockholders (“2012 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of IntercontinentalExchange, Inc.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (Item 405 of Regulation S-K), set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2012 Proxy Statement and is incorporated herein by reference.

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

Information relating to executive compensation set forth under the captions “Item 1- Election of Directors — Non-Employee Directors Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation” in our 2012 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Compensation Committee Report”, which specifically is not so incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report on Form 10-K and “Equity” and “Employee Benefit Plans” as described in Notes 10 and 14 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2012 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2012 Annual Meeting” in our 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2012 Proxy Statement and is incorporated herein by reference.

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

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010.

•	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

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

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: February 8, 2012	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2011 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date
/s/ Jeffrey C. Sprecher Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 8, 2012

/s/ Scott A. Hill Scott A. Hill	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	February 8, 2012

/s/ Charles R. Crisp Charles R. Crisp	Director	February 8, 2012

/s/ Jean-Marc Forneri Jean-Marc Forneri	Director	February 8, 2012

/s/ Judd A. Gregg Judd A. Gregg	Director	February 8, 2012

/s/ Fredrick W. Hatfield Fredrick W. Hatfield	Director	February 8, 2012

/s/ Terrence F. Martell Terrence F. Martell	Director	February 8, 2012

/s/ Sir Callum McCarthy Sir Callum McCarthy	Director	February 8, 2012

Signatures	Title	Date
/s/ Sir Robert Reid Sir Robert Reid	Director	February 8, 2012

/s/ Frederic V. Salerno Frederic V. Salerno	Director	February 8, 2012

/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 8, 2012

/s/ Vincent Tese Vincent Tese	Director	February 8, 2012

FINANCIAL STATEMENT SCHEDULE

INTERCONTINENTALEXCHANGE, INC. AND SUBSIDIARIES

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged Against Goodwill	Deductions	Balance at End of Year
	(In thousands)
Year Ended December 31, 2011:
Allowance for doubtful accounts(1)	$1,857	$1,122	$—	$(422)	$2,557
Deferred income tax valuation allowance(2)	$22,621	$176	$—	$(6,969)	$15,828
Year Ended December 31, 2010:
Allowance for doubtful accounts(1)	$1,710	$564	$—	$(417)	$1,857
Deferred income tax valuation allowance(2)	$19,085	$1,079	$4,040	$(1,583)	$22,621
Year Ended December 31, 2009:
Allowance for doubtful accounts(1)	$1,400	$1,606	$—	$(1,296)	$1,710
Deferred income tax valuation allowance(2)	$5,078	$8,805	$5,202	$—	$19,085

(1)	Additions are based on our historical collection experiences and management’s assessment of the collectability of specific accounts. Deductions represent the write-off of uncollectible receivables, net of recoveries. These lines also include the impact of foreign currency translation adjustments.

(2)	Additions charged to costs and expenses relate to state research and development tax credits, net operating loss carryforwards that we do not expect to be realizable in future periods, and impairment losses on cost method investments that occurred in the year ended December 31, 2009. Additions charged against goodwill relate to net operating loss carryforwards acquired that we do not expect to be realizable in future periods. Deductions relate to net operating loss carryforwards that we determined would be available to offset income in future periods. The deductions in the year ended December 31, 2011 were recorded as an adjustment to goodwill.

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

File No. 001-32671).

4.1	—	Form of IntercontinentalExchange, Inc.’s 4.13% Senior Notes, Tranche A, due November 9, 2018 in the aggregate amount of $200 million (incorporated by reference to Exhibit 4.1 to ICE’s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No. 001-32671).

4.2	—	Form of IntercontinentalExchange, Inc.’s 4.69% Senior Notes, Tranche B, due November 9, 2021 in the aggregate amount of $200 million (incorporated by reference to Exhibit 4.2 to ICE’s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No. 001-32671).

10.1	—	Employment Agreement, dated as of December 31, 2008, between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32671).

10.2	—	Employment Agreement, dated as of December 31, 2008, between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32671).

10.3	—	Employment Agreement, dated as of December 31, 2008, between IntercontinentalExchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to ICE’s Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32671).

10.4	—	Employment Agreement, dated as of December 31, 2008, between IntercontinentalExchange, Inc. and Edwin D. Marcial (incorporated by reference to Exhibit 10.4 to ICE’s Current Report on Form 8-K filed with the SEC on January 7, 2009, File No. 001-32671).

10.5	—	Amended and Restated Employment Agreement dated May 26, 2010 between IntercontinentalExchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on May 26, 2010, File No. 001-32671).

Exhibit Number		Description of Document

10.6	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.7	—	IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.8	—	IntercontinentalExchange, Inc. 2004 Restricted Stock Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.9	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.9 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.10	—	IntercontinentalExchange, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.11	—	IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.12	—	Credit Agreement dated as of November 9, 2011 among IntercontinentalExchange, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders signatory thereto for a senior unsecured term loan facility in the aggregate principal amount of $500 million and an aggregate $2.1 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No.001-32671).

10.13	—	Note Purchase Agreement dated as of November 9, 2011 among IntercontinentalExchange, Inc., as issuer, and each of the note purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No.001-32671).

10.14	—	Scheme of Arrangement between IntercontinentalExchange, Inc., Climate Exchange plc (“CLE”) and holders of CLE shares under Section 152 of the Isle of Man Companies Act 1931 (as amended) (incorporated by reference to Exhibit 10.4 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2010, File No. 001-32671).

10.15	—	Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to ICE’s registration statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).*

10.16	—

Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005,

File No. 333-123500).*

10.17	—	Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on May 17, 2006, File No. 001-32671).*

10.18	—	Lease Amendment Eight, dated as of November 28, 2006 (incorporated by reference to Exhibit 10.17 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

Exhibit Number		Description of Document

10.19	—	Lease Amendment Nine, dated as of February 21, 2007 (incorporated by reference to Exhibit 10.18 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.20	—	Lease Amendment Ten, dated as of May 15, 2008 (incorporated by reference to Exhibit 10.19 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.21	—	Lease Amendment Eleven, dated as of September 2, 2009 (incorporated by reference to Exhibit 10.23 to ICE’s Annual Report on Form 10-K filed with the SEC on February 09, 2011, File No. 001-32671).

10.22	—	Lease Amendment Twelve, dated as of June 1, 2010 (incorporated by reference to Exhibit 10.24 to ICE’s Annual Report on Form 10-K filed with the SEC on February 09, 2011, File No. 001-32671).

10.23	—	Lease Amendment Thirteen dated as of February 3, 2011.

10.24	—	TRS — Application Services Agreement, dated as of April 25, 2001, between The International Petroleum Exchange of London Limited and LIFFE Services Company Limited (incorporated by reference to Exhibit 10.14 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).*

10.25	—	Deed of Novation, dated July 22, 2005, between The International Petroleum Exchange of London Limited, LIFFE Services Limited, Atos Euronext Market Solutions Limited, and LIFFE Administration and Management (incorporated by reference to Exhibit 10.25 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).

10.26	—	Managed Services Agreement, dated as of December 21, 2007, between ICE Clear Europe Limited and Atos Euronext Market Solutions Limited (incorporated by reference to Exhibit 10.22 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.27	—	Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to ICE’s registration statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).

10.28	—	Settlement Agreement dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).

10.29	—	License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between IntercontinentalExchange, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on June 20, 2007, File No. 001-32671).*

10.30	—	Amendment No. 2 to License Agreement for Index-Related Derivative Products between Frank-Russell Company and IntercontinentalExchange, Inc., dated as of March 14, 2011 (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on March 15, 2011, File No. 001-32671).*

10.31	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.32	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

Exhibit Number		Description of Document

10.33	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.34	—	IntercontinentalExchange, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan (formerly the Creditex Group Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan) (incorporated by reference to Exhibit 4.1 to ICE’s registration statement on Form S-8 filed with the SEC on September 2, 2008, File No. 333-153299).

10.35	—	Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and Fundo de Investimento em Participacoes — Advent de Participacoes for the Advent shares (incorporated by reference to Exhibit 10.1 to ICE’s, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.36	—	Form of Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and each of Banco Itaú BBA S/A; Itaú Unibanco Holdings S/A; Banco Itauleasing S/A; BFB Leasing S/A Arrendamento Mercantil; Hipercard Banco Múltiplo S/A; and Banco Itaucard S/A for the Itaú shares (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.37	—	Aircraft Time Sharing Agreement dated as of February 6, 2012 between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher.

10.38	—	Aircraft Time Sharing Agreement dated as of February 6, 2012 between IntercontinentalExchange, Inc. and Charles A. Vice.

21.1	—	Subsidiaries of IntercontinentalExchange, Inc.

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (included with signature page hereto).

31.1	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—	The following materials from IntercontinentalExchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Confidential treatment has been previously requested or granted to portions of this exhibit by the SEC.

**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.