Form 10-Q
period 2012-03-31
INTERCONTINENTALEXCHANGE INC
filed 2012-05-02
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of April 25, 2012, the number of shares of the registrant’s Common Stock outstanding was 72,748,978 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2012

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$968,385	$822,949
Short-term restricted cash	53,711	52,982
Customer accounts receivable, net of allowance for doubtful accounts of $1,902 and $2,557 at March 31, 2012 and December 31, 2011, respectively	178,844	136,331
Margin deposits and guaranty funds	31,269,459	31,555,831
Prepaid expenses and other current assets	36,385	37,298

Total current assets	32,506,784	32,605,391

Property and equipment, net	133,247	130,962

Other noncurrent assets:
Goodwill	1,916,483	1,902,984
Other intangible assets, net	844,648	854,374
Long-term restricted cash	164,498	164,496
Long-term investments	523,262	451,136
Other noncurrent assets	35,179	38,521

Total other noncurrent assets	3,484,070	3,411,511

Total assets	$36,124,101	$36,147,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,821	$65,964
Accrued salaries and benefits	24,656	58,248
Current portion of licensing agreement	19,248	19,249
Current portion of long-term debt	50,000	50,000
Income taxes payable	65,515	22,614
Margin deposits and guaranty funds	31,269,459	31,555,831
Other current liabilities	44,802	28,408

Total current liabilities	31,550,501	31,800,314

Noncurrent liabilities:
Noncurrent deferred tax liability, net	232,434	235,889
Long-term debt	825,000	837,500
Noncurrent portion of licensing agreement	74,769	80,084
Other noncurrent liabilities	33,500	31,736

Total noncurrent liabilities	1,165,703	1,185,209

Total liabilities	32,716,204	32,985,523

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 79,683 and 79,247 shares issued at March 31, 2012 and December 31, 2011, respectively; 72,747 and 72,425 shares outstanding at March 31, 2012 and December 31, 2011, respectively	797	792
Treasury stock, at cost; 6,936 and 6,822 shares at March 31, 2012 and December 31, 2011, respectively	(658,310)	(644,291)
Additional paid-in capital	1,854,240	1,829,181
Retained earnings	2,104,961	1,957,096
Accumulated other comprehensive income (loss)	70,948	(21,253)

Total IntercontinentalExchange, Inc. shareholders’ equity	3,372,636	3,121,525
Noncontrolling interest in consolidated subsidiaries	35,261	40,816

Total equity	3,407,897	3,162,341

Total liabilities and equity	$36,124,101	$36,147,864

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Transaction and clearing fees, net	$322,072	$299,010
Market data fees	36,386	29,420
Other	6,736	5,850

Total revenues	365,194	334,280

Operating expenses:
Compensation and benefits	68,076	61,638
Technology and communication	11,702	11,525
Professional services	9,402	7,805
Rent and occupancy	4,462	4,359
Acquisition-related transaction costs	3,463	3,437
Selling, general and administrative	10,924	9,062
Depreciation and amortization	31,983	33,131

Total operating expenses	140,012	130,957

Operating income	225,182	203,323

Other income (expense):
Interest and investment income	240	988
Interest expense	(10,068)	(7,743)
Other expense, net	(279)	(276)

Total other expense, net	(10,107)	(7,031)

Income before income taxes	215,075	196,292
Income tax expense	65,296	66,138

Net income	$149,779	$130,154

Net income attributable to noncontrolling interest	(1,914)	(1,250)

Net income attributable to IntercontinentalExchange, Inc.	$147,865	$128,904

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$2.04	$1.76

Diluted	$2.02	$1.74

Weighted average common shares outstanding:
Basic	72,641	73,433

Diluted	73,252	74,201

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$149,779	$130,154

Other comprehensive income, net of tax:
Foreign currency translation adjustments	20,075	22,109
Change in fair value of cash flow hedges	—	425
Change in fair value of available-for-sale securities	72,126	—

Other comprehensive income	92,201	22,534

Comprehensive income	$241,980	$152,688

Comprehensive income attributable to noncontrolling interest	(1,914)	(1,250)

Comprehensive income attributable to IntercontinentalExchange, Inc.	$240,066	$151,438

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income (Loss) from			Noncontrolling
	Common Stock		Treasury Stock		Additional Paid-in	Retained	Foreign Currency	Available- For-Sale	Cash Flow	Interest in Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2011	78,449	$785	(5,146)	$(453,822)	$1,745,424	$1,447,423	$41,755	$—	$(4,015)	$39,215	$2,816,765
Other comprehensive income (loss)	—	—	—	—	—	—	2,406	(62,964)	1,565	—	(58,993)
Exercise of common stock options	342	3	—	—	9,167	—	—	—	—	—	9,170
Stock consideration issued for previous acquisition	112	1	—	—	13,336	—	—	—	—	—	13,337
Repurchases of common stock	—	—	(1,551)	(175,196)	—	—	—	—	—	—	(175,196)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(15,278)	—	—	—	—	—	—	(15,278)
Stock-based compensation	—	—	—	—	56,535	—	—	—	—	—	56,535
Issuance of restricted stock	344	3	—	5	(8)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	4,727	—	—	—	—	—	4,727
Distributions of profits to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,467)	(10,467)
Net income attributable to noncontrolling interest	—	—	—	—	—	(12,068)	—	—	—	12,068	—
Net income	—	—	—	—	—	521,741	—	—	—	—	521,741

Balance, December 31, 2011	79,247	792	(6,822)	(644,291)	1,829,181	1,957,096	44,161	(62,964)	(2,450)	40,816	3,162,341
Other comprehensive income	—	—	—	—	—	—	20,075	72,126	—	—	92,201
Exercise of common stock options	129	2	—	—	5,084	—	—	—	—	—	5,086
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(114)	(14,019)	—	—	—	—	—	—	(14,019)
Stock-based compensation	—	—	—	—	16,897	—	—	—	—	—	16,897
Issuance of restricted stock	307	3	—	—	(3)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	3,081	—	—	—	—	—	3,081
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7,469)	(7,469)
Net income attributable to noncontrolling interest	—	—	—	—	—	(1,914)	—	—	—	1,914	—
Net income	—	—	—	—	—	149,779	—	—	—	—	149,779

Balance, March 31, 2012	79,683	$797	(6,936)	$(658,310)	$1,854,240	$2,104,961	$64,236	$9,162	$(2,450)	$35,261	$3,407,897

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$149,779	$130,154

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,983	33,131
Amortization of debt issuance costs	1,054	1,596
Stock-based compensation	14,249	13,707
Deferred taxes	(4,988)	(2,632)
Excess tax benefits from stock-based compensation	(3,078)	(1,713)
Other	(440)	(217)
Changes in assets and liabilities:
Customer accounts receivable	(41,828)	(50,531)
Prepaid expenses and other current assets	7,933	(23)
Noncurrent assets	375	(481)
Income taxes payable	40,806	50,266
Accounts payable, accrued salaries and benefits, and other accrued liabilities	(10,201)	(17,901)

Total adjustments	35,865	25,202

Net cash provided by operating activities	185,644	155,356

Investing activities
Capital expenditures	(6,541)	(4,766)
Capitalized software development costs	(8,632)	(7,695)
Cash paid for acquisitions, net of cash acquired	—	(3,200)
Purchase of cost method investment	—	(1,400)
Proceeds from sales of available-for-sale investments	—	1,999
Increase in restricted cash	(700)	(2,799)

Net cash used in investing activities	(15,873)	(17,861)

Financing activities
Repayments of credit facilities	(12,500)	(55,500)
Excess tax benefits from stock-based compensation	3,078	1,713
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(14,019)	(9,404)
Distributions of profits to noncontrolling interest	(7,469)	(6,145)
Proceeds from exercise of common stock options	5,086	2,452

Net cash used in financing activities	(25,824)	(66,884)

Effect of exchange rate changes on cash and cash equivalents	1,489	1,854

Net increase in cash and cash equivalents	145,436	72,465
Cash and cash equivalents, beginning of period	822,949	621,792

Cash and cash equivalents, end of period	$968,385	$694,257

Supplemental cash flow disclosure
Cash paid for income taxes	$27,622	$20,275

Cash paid for interest	$3,235	$4,271

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of global futures exchanges, over-the-counter (“OTC”) markets, derivatives clearing houses and post-trade services. The Company operates leading futures and OTC marketplaces for trading and clearing a broad array of energy, environmental and agricultural commodities, credit default swaps (“CDS”), equity index and currency contracts. The Company owns and operates:

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

•	ICE U.S. OTC Commodity Markets, LLC (“ICE U.S. OTC”), an OTC exempt commercial market (“ECM”) for energy commodities and derivatives;

•	Creditex Group, Inc. (“Creditex”), which operates in the OTC CDS trade execution markets; and

•

Five central counterparty clearing houses, including ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Canada, Inc. (“ICE Clear Canada”), ICE Clear Credit LLC (“ICE Clear Credit”) and The Clearing Corporation (“TCC”).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

Recently Adopted and New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Both ASU’s are effective for annual reporting periods beginning after December 15, 2011, and both were adopted by the Company as of January 1, 2012. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company’s adoption of these standards did not have a material impact on the consolidated financial statements.

Change in Accounting Policy

In accordance with ASC Topic 740, Income Taxes, interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or another appropriate expense classification in the consolidated statements of income. Historically, the Company has classified interest related to uncertain income tax positions as a component of interest expense and penalties as a component of selling, general and administrative expenses. As of the first quarter of 2012, the Company changed its classification of interest and penalties to classify both of these items as income tax expense in the accompanying consolidated statements of income for the three months ended March 31, 2012 and 2011.

The Company believes this change is preferable for a number of reasons. The policy is consistent with the policies elected by most of the Company’s peers and thus will improve comparability of the Company’s financial statements to its peers. The new policy is more consistent with the way in which the Company manages the settlement of uncertain income tax positions as one overall amount inclusive of interest and penalties. The Company also believes that interest and penalties related to unrecognized income tax benefits are costs of managing taxes payable (as opposed to, for example, interest as a cost of debt) and thus, it will provide more meaningful information to investors by including only interest expense from debt financing activities and the Company’s Russell license within interest expense.

This change in accounting principle was completed in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Accordingly, the change in accounting principle has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented. The change to historical periods was limited to classifications within the consolidated statements of income and has no effect on net income, earnings per share or the Company’s compliance with its debt covenants in any period.

Prior to the change, the Company reported $463,000 of interest on uncertain tax positions as a component of interest expense and a reduction of $275,000 in the Company’s liability for penalties on uncertain tax positions as a reduction of selling, general and administrative expense for the three months ended March 31, 2011. The retrospective application of the voluntary accounting change decreased interest expense and increased selling, general and administrative expense by $463,000 and $275,000, respectively, for the three months ended March 31, 2011. The voluntary accounting change also decreased operating income by $275,000 and increased income tax expense by $188,000 for the three months ended March 31, 2011. In relation to the three months ended March 31, 2012, had the Company not made this voluntary change in accounting principle with respect to interest and penalties related to uncertain tax positions, then interest expense would have been higher by $745,000 and income tax expense would have been lower by $745,000.

3.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2012 (in thousands):

Goodwill balance at December 31, 2011	$1,902,984
Foreign currency translation	13,974
Other activity	(475)

Goodwill balance at March 31, 2012	$1,916,483

The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2012 (in thousands):

Other intangible assets balance at December 31, 2011	$854,374
Foreign currency translation	7,661
Amortization of other intangible assets	(17,387)

Other intangible assets balance at March 31, 2012	$844,648

The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The Company did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2012 and 2011.

4.	Credit Facilities

On November 9, 2011, the Company entered into new aggregate $2.6 billion senior unsecured credit facilities (the “New Credit Facilities”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and the lenders named therein. The New Credit Facilities include an option for the Company to propose an increase in the aggregate amount available by $400.0 million during the term of the New Credit Facilities. The New Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of March 31, 2012, no amounts have been borrowed under the Revolving Facility. The New Credit Facilities mature on November 9, 2016.

Outstanding principal of the loans under the Term Loan Facility is payable in equal installments of $12.5 million on the last day of each fiscal quarter for eleven consecutive fiscal quarters commencing March 31, 2012, and equal installments of $18.8 million on the last day of the next following eight fiscal quarters, with a final principal payment of $200.0 million due on the maturity date. Each loan under the New Credit Facilities, including the outstanding Term Loan Facility, will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on Company’s total leverage ratio calculated on a trailing twelve-month period. As of March 31, 2012, the Company has a LIBOR-rate loan with a stated interest rate of 1.49% per annum, including the applicable margin rate, related to the $475.0 million that is outstanding under the Term Loan Facility. With limited exceptions, the Company may prepay the outstanding loans under the New Credit Facilities, in whole or in part, without premium or penalty.

The New Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, which was $2.1 billion as of March 31, 2012, multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.175% to 0.40% based on the Company’s total leverage ratio calculated on a trailing twelve-month period. Based on this calculation, the applicable margin rate was 0.175% as of March 31, 2012.

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

The New Credit Facilities and Note Purchase Agreement contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The New Credit Facilities and the Note Purchase Agreement also contain other customary representations, warranties and covenants. As of March 31, 2012, the Company was in compliance with all applicable covenants.

5.	Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $14.2 million and $13.7 million for the three months ended March 31, 2012 and 2011, respectively. The following is a summary of stock options for the three months ended March 31, 2012:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2011	1,045,744	$72.34
Granted	102,657	112.15
Exercised	(129,331)	39.33
Forfeited or expired	(1,406)	106.00

Outstanding at March 31, 2012	1,017,664	80.49

Details of stock options outstanding as of March 31, 2012 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,017,664	$80.49	5.8	$63,104
Exercisable	815,020	$72.18	5.0	$57,506

The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $11.4 million and $7.3 million, respectively. As of March 31, 2012, there were $9.5 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years as the stock options vest.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the three months ended March 31, 2012 and 2011, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Three Months Ended March 31,
Assumptions	2012	2011
Risk-free interest rate	0.57%	1.46%
Expected life in years	4.0	4.0
Expected volatility	42%	72%
Expected dividend yield	0%	0%
Estimated weighted-average fair value of options granted per share	$36.96	$60.97

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical daily volatility of the Company’s common stock. The expected life computation is derived from historical exercise patterns and anticipated future patterns.

In January 2012, the Company reserved a maximum of 617,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2012. These restricted shares are also subject to a market condition that will reduce the number of shares that are granted above certain performance targets if the Company’s 2012 total shareholder return falls below the 2012 return of the S&P 500 Index. If the Company’s 2012 total shareholder return were to fall below the 2012 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above certain performance targets, depending on the difference in the aforementioned returns. The compensation expense to be recognized under these performance-based restricted shares is $26.7 million if the target financial performance target is met and 246,968 shares vest and $66.8 million if the maximum financial performance target is met and 617,420 shares vest. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable actual 2012 financial performance as compared to the 2012 financial performance targets. As of March 31, 2012, the Company determined that it is probable that the target financial performance level will be met for 2012. Based on this assessment as of March 31, 2012, the Company recorded non-cash compensation expense of $4.0 million for the three months ended March 31, 2012 related to these shares and the remaining $22.7 million in non-cash compensation expense based on this assessment will be recorded on an accelerated basis over the remaining vesting period, including $12.3 million of which will be recorded over the remainder of 2012.

The following is a summary of the non-vested restricted shares for the three months ended March 31, 2012:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2011	834,855	$107.80
Granted	902,435	111.65
Vested	(308,194)	103.26
Forfeited	(7,041)	105.59

Non-vested at March 31, 2012	1,422,055	111.24

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2012, there were $86.3 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.2 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2012. During the three months ended March 31, 2012 and 2011, the total fair value of restricted stock vested under all restricted stock plans was $37.9 million and $25.9 million, respectively.

6.	Income Taxes

The Company’s effective tax rate was 30% for the three months ended March 31, 2012, compared to 34% for the three months ended March 31, 2011. The effective tax rates for the three months ended March 31, 2012 and 2011 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. The United Kingdom reduced corporate income tax rates from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012. The effective tax rate for the three months ended March 31, 2012 is lower than the effective tax rate for the three months ended March 31, 2011 primarily due to the changing mix of income between U.S. and foreign jurisdictions and the foreign income tax rate reductions.

The Company’s non-U.S. subsidiaries had $1.5 billion in cumulative undistributed earnings as of March 31, 2012. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries.

7.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for every futures and options contract traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for North American CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for every futures and options contract traded through ICE Futures Europe, as well as for the Company’s cleared OTC energy contracts and for European CDS contracts submitted for clearing. TCC performs clearing and settlement services to its participants for trades in Chicago Climate Futures Exchange LLC futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit or gold to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin”. The ICE Clearing Houses may make multiple intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses in respect of marking to market open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases throughout the day. Marking-to-market allows our clearing houses to quickly identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.

Each of the ICE Clearing Houses requires that each clearing member make deposits into a fund known as a guaranty fund (“Guaranty Fund”), which is maintained by the relevant ICE Clearing House. These amounts serve to secure the obligations of a clearing member to the ICE Clearing House to which it has made the Guaranty Fund deposit and may be used to cover losses sustained by the respective ICE Clearing House in the event of a default of a clearing member.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each contract, standing as the central financial counterparty on every contract cleared. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that could lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $37.1 billion as of March 31, 2012, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $1.8 trillion as of March 31, 2012. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated liability was determined to be nominal and no liability was recorded as of March 31, 2012.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of March 31, 2012, the ICE Clearing Houses have received or have been pledged $50.1 billion in cash and non-cash collateral in original margin, variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of each ICE Clearing House’s rules.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. In addition, the Company has contributed $110.0 million and $50.0 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of March 31, 2012.

As of March 31, 2012, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,189,376	$15,485,952	$21,235	$8,006,345	$18,097	$24,721,005
Unsettled variation margin	13,110	—	5,980	—	—	19,090
Guaranty Fund	16,810	3,103,792	11,013	3,389,433	6,300	6,527,348
Performance collateral for delivery	—	106	1,910	—	—	2,016

Total	$1,219,296	$18,589,850	$40,138	$11,395,778	$24,397	$31,269,459

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

Of the $18.6 billion total cash deposits for ICE Clear Europe as of March 31, 2012, the majority of which are held in euros, $11.1 billion relates to futures and OTC energy products and $7.5 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for cleared futures and OTC energy products that is distinct from those associated with cleared OTC European CDS contracts.

The $11.4 billion of ICE Clear Credit cash deposits as of March 31, 2012 primarily represents funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and the various counterparties agree to repurchase the instruments the following business day at the set price, plus interest. Of the $18.6 billion of ICE Clear Europe cash deposits as of March 31, 2012, $18.0 billion represent funds invested under reverse repurchase agreements with several different counterparty banks, all of which are large, commercial financial institutions, through a third party custodian bank. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, variation margin, and the Guaranty Fund made to the ICE Clearing Houses, clearing members also pledge assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit or gold to the ICE Clearing Houses to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the ICE Clearing Houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members. The ICE Clearing Houses have the ability to access the accounts at the financial institutions and depositories where these assets are held in the event of a clearing member default. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of March 31, 2012 and December 31, 2011, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the other ICE Clearing Houses are detailed below (in thousands):

	As of March 31, 2012					As of December 31, 2011
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit
Original margin:
Government securities at face value	$8,099,589	$4,290,363	$94,204	$17,500	$1,496,100	$9,266,096	$5,540,494	$70,575	$46,350	$1,082,455
Money market mutual funds	1,162,553	—	—	—	—	1,343,153	—	—	—	—
Letters of credit	—	2,199,591	4,512	—	—	—	2,437,300	4,409	—	—
Gold	—	126,350	—	—	—	—	116,356	—	—	—

Total	$9,262,142	$6,616,304	$98,716	$17,500	$1,496,100	$10,609,249	$8,094,150	$74,984	$46,350	$1,082,455

Guaranty Fund:
Government securities at face value	$185,172	$152,505	$33,310	$6,162	$981,217	$175,868	$274,591	$26,553	$7,222	$495,687
Money market mutual funds	13,913	—	—	—	—	14,614	—	—	—	—

Total	$199,085	$152,505	$33,310	$6,162	$981,217	$190,482	$274,591	$26,553	$7,222	$495,687

The government securities included in the table above for ICE Clear Europe include Spanish and Italian treasury securities against which the Company has applied haircut rates in accordance with its policies, as described above. The value of these Spanish and Italian treasury securities is $481.8 million and $892.0 million, respectively, as of March 31, 2012, down from $1.2 billion and $2.3 billion, respectively, as of December 31, 2011.

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

In exchange for the license rights, the Company paid Russell $50.0 million in 2007 and will also make annual cash payments based on the annual contract trade volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of March 31, 2012 and December 31, 2011, the net assets related to the Licensing Agreement are $100.1 million and $104.8 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized on a straight-line basis over their revised contractual life. For the three months ended March 31, 2012 and 2011, amortization expense related to the Licensing Agreement was $4.8 million and $5.9 million, respectively.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the Licensing Agreement. As of March 31, 2012, the current and noncurrent liabilities relating to the minimum annual royalty payments under the Licensing Agreement are $19.2 million and $74.8 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the minimum annual payments and the actual minimum annual payments is recorded as interest expense using the effective interest method over the term of the Licensing Agreement. For the three months ended March 31, 2012 and 2011, interest expense related to the Licensing Agreement was $1.4 million and $1.3 million, respectively.

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

In general, the Company uses Level 1 and 2 inputs to determine fair value. The Level 1 inputs consist of long term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The fair value of the Company’s short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximates market rates as of March 31, 2012 and December 31, 2011. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of March 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long term investments in equity securities	$523,262	$—	$—	$523,262

Financial instruments measured at fair value on a recurring basis as of December 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long term investments in equity securities	$451,136	$—	$—	$451,136

The Company acquired 31.6 million shares, or 12.4%, of the common stock of Cetip, S.A. (“Cetip”) for an aggregate consideration of $514.1 million in cash on July 15, 2011. The Company accounted for its investment in Cetip as an available-for-sale investment. As of March 31, 2012, the fair value of the equity security investment was $523.3 million and was classified as a long-term investment in the Company’s consolidated balance sheet. The accumulated unrealized gain of $9.2 million as of March 31, 2012 was recorded as a component of accumulated other comprehensive income and included an unrealized gain of $72.1 million for the three months ended March 31, 2012. The accumulated unrealized gain resulted from a $96.1 million increase in the stock price of Cetip from the investment date of July 15, 2011 through March 31, 2012, offset by $86.9 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar during this same period of time. The unrealized gain for the three months ended March 31, 2012 primarily relates to a $70.7 million increase in the stock price of Cetip from December 31, 2011 to March 31, 2012. The Company’s investment in Cetip was made in and the shares are valued in Brazilian reais. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations.

The Company did not use Level 2 or 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2012 and December 31, 2011, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $10.9 million and $11.1 million as of March 31, 2012 and December 31, 2011, respectively.

10.	Segment Reporting

The Company’s principal business segments consist of its futures segment and its global OTC segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada and the respective clearing of the futures contracts that trade at each of these exchanges make up the futures segment. The remaining OTC and post-trade operations are included in the Company’s global OTC segment, and primarily include energy swaps and credit derivatives businesses. The Company previously reported a third business segment, the market data segment, representing the Company’s futures and OTC market data services. In the first quarter of 2012, the Company changed the manner in which it internally presents operating results to its chief operating decision maker. The new reporting presentation allocates fees earned and expenses incurred from market data activities in the futures and OTC business to the respective segments in which it is generated, rather than reporting separately, and the intercompany fees and expenses have been eliminated. These changes were made as this is the way that the Company’s chief operating decision maker reviews and operates the businesses. Market data revenues and expenses are now included with the appropriate futures or OTC segment, and the operating results for the prior period have been adjusted to reflect this change. The Company’s chief operating decision maker does not review total assets by segment; therefore, such information is not presented below. Operating results for the Company’s business segments are as follows (in thousands):

	Futures Segment	Global OTC Segment	Total
Three months ended March 31, 2012:
Revenues from external customers	$181,408	$183,786	$365,194
Operating income	119,965	105,217	225,182
Three months ended March 31, 2011:
Revenues from external customers	$175,363	$158,917	$334,280
Operating income	118,881	84,442	203,323

Revenues from two clearing members of the futures segment comprised 14% and 10% of the Company’s futures revenues for the three months ended March 31, 2012 and 12% and 11% of the Company’s futures revenues for the three months ended March 31, 2011. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues during the three months ended March 31, 2012 and 2011.

11.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$147,865	$128,904

Weighted average common shares outstanding	72,641	73,433

Basic earnings per common share	$2.04	$1.76

Diluted:
Weighted average common shares outstanding	72,641	73,433
Effect of dilutive securities – stock options and restricted shares	611	768

Diluted weighted average common shares outstanding	73,252	74,201

Diluted earnings per common share	$2.02	$1.74

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the three months ended March 31, 2012 and 2011, 289,000 and 317,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

12.	Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; increasing competition and consolidation in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices; changes in domestic and foreign laws, regulations or government policy; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability to offer additional products and services and leverage our risk management capabilities; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; threatened or pending litigation and adverse litigation results; our ability to identify trends and adjust our business to benefit from such trends; and our belief in our electronic platform and disaster recovery system technologies. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our business is primarily transaction-based, and the revenues and profitability in our markets relate directly to the amount, or volume, of trading and clearing activity and the respective execution and clearing fees. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts such as equity indexes and foreign exchange, as well as economic conditions, changes in supply/demand dynamics or perceptions, weather, new product introductions, fees, currency moves and interest rates, margin requirements, regulation of our markets and market participants, geopolitical events, market liquidity and competition. Price volatility increases the need to hedge price risk and creates the need for the exchange of risk between market participants. Market liquidity is one of the primary keys to attracting and maintaining customers and is an important indicator of a market’s strength.

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

In March 2012, we announced plans to expand our clearing services to include non-deliverable forward foreign exchange, or NDF FX, contracts. We currently expect the service to launch for both client and clearing member trades in 2012, subject to regulatory approvals, and we plan to initially clear NDF FX contracts in Brazilian Real, Korean Won, Chinese Yuan, Indian Rupee, Indonesian Rupiah, Chilean Peso and Russian Ruble. All of these contracts will be settled in U.S. Dollars. We plan to clear additional NDF FX products in the future in accordance with regulatory developments and market demand.

Consolidated Financial Highlights

The following information summarizes changes in our consolidated financial performance for the three months ended March 31, 2012 and 2011 (dollars in thousands, except per share amounts):

	Three Months Ended		Change
	March 31,
	2012	2011
Total revenues	$365,194	$334,280	9%
Total operating expenses	$140,012	$130,957	7%
Operating income	$225,182	$203,323	11%
Operating margin	62%	61%	1 bps
Total other expenses, net	$10,107	$7,031	44%
Income tax expense	$65,296	$66,138	(1%)
Effective tax expense	30%	34%	4 bps
Net income attributable to ICE	$147,865	$128,904	15%
Diluted earnings per share attributable to ICE common shareholders	$2.02	$1.74	16%
Cash flows from operating activities	$185,644	$155,356	19%

•

Consolidated revenues increased 9% from the comparable period in 2011 primarily due to higher trading volume in our OTC North American natural gas and OTC global oil contracts, trading and clearing fee increases in our agricultural commodity futures and options contracts, and fee increases in various market data services.

•

Consolidated operating expenses increased 7% from the comparable period in 2011 primarily due to a $6.4 million increase in our consolidated compensation and benefits expenses due to a 9% increase in our employee headcount from March 31, 2011 to March 31, 2012.

•

Consolidated other expenses, net, increased $3.1 million from the comparable period in 2011 primarily due to an increase in consolidated interest expense resulting from an increase in total debt outstanding. See “Loan Agreements” below.

Regulatory Update

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. While the Dodd-Frank Act technically became effective on July 16, 2011, many provisions of the law require the Commodity Futures Trading Commission, or CFTC, and the Securities and Exchange Commission, or SEC, to issue final rules before many of the provisions become effective. While most of the Dodd-Frank Act is delayed, certain provisions have become effective. The CFTC has issued final rules implementing new core principles for derivatives clearing organizations and instituting a new customer segregation system for swaps. In October 2011, the CFTC issued a rule implementing aggregate position limits on energy, metal and agricultural contracts. Major provisions of this rule and other rules under the Dodd-Frank Act will not take effect until the CFTC and SEC finalize the definition of a swap and the related implementation timelines are established.

The Financial Stability Oversight Council, a group of U.S. financial regulators, has finalized rules describing how financial institutions are deemed to be Systemically Important Financial Institutions, or SIFI. We believe that one of our U.S. clearing houses, ICE Clear Credit, will be designated as a SIFI. SIFI’s will be subject to additional regulation by the Financial Stability Oversight Council.

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

Though we have enabled the move to clearing, established position limits in ICE Markets and brought increased market transparency ahead of the implementation of global financial reform, the developing rules and laws may impact the way our markets operate. We believe the availability of central counterparty clearing for futures and OTC contracts has supported and will continue to support the liquidity and participation in our marketplaces, and that we have adequate flexibility in our market structure to adapt to financial reform requirements in a timely manner.

For additional information regarding the Dodd-Frank Act and other regulations affecting our business, see Item 1 “Business — Regulation” and Item 1(A) “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K, as filed with the SEC on February 8, 2012.

Variability in Quarterly Comparisons

In addition to general economic conditions and liquidity in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors. These factors include volatility, geopolitical events, economic conditions, weather, disasters, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, seasonality and the number of trading days in a period. Further, we periodically make adjustments to our contract specifications and we recently introduced new ICE Brent Crude and ICE Gasoil futures contracts alongside our existing contracts for those products. Changes to contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying physical commodity and may result in fluctuations in trading volume. These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

Segment Reporting

For financial reporting purposes, our business is currently divided into two reportable business segments: our futures segment and our global OTC segment. Our futures segment includes our futures markets, in which we offer trading and clearing in standardized derivative contracts on our regulated exchanges and clearing houses. Our global OTC segment includes our OTC markets, comprised of energy markets and credit derivatives, in which we offer electronic trading, clearing and brokerage services. We previously reported a third business segment, the market data segment, representing our futures and OTC market data services. In the first quarter of 2012, we changed the manner in which we internally present operating results to our chief operating decision maker. The new reporting presentation allocates fees earned and expenses incurred from market data activities in our futures and OTC business to the respective segments in which it is generated, rather than reporting separately, and the intercompany fees and expenses have been eliminated. These changes were made as this is the way that our chief operating decision maker reviews and operates the businesses. Market data revenues and expenses are now included with the appropriate futures or OTC segment, and the prior periods have been adjusted to reflect these changes. For a discussion of these segments and related financial disclosure, refer to Note 10 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Our Futures Segment

The following table presents selected statement of income data for our futures segment (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures and options	$50,198	$48,562	3%
ICE Gasoil futures and options	24,989	26,774	(7)
Sugar futures and options	21,495	17,689	22
ICE ECX emission futures and options	15,722	14,251	10
ICE WTI Crude futures and options	8,512	14,722	(42)
Russell Index futures and options	8,079	9,653	(16)
Cotton futures and options	6,705	6,546	2
Other futures and options	23,838	19,021	25

Total transaction and clearing fees, net	159,538	157,218	1
Market data fees	19,174	15,552	23
Other	2,696	2,593	4

Total revenues	181,408	175,363	3
Operating expenses	61,443	56,482	9

Operating income	$119,965	$118,881	1%

In our futures segment, we earn transaction and clearing fees from both counterparties to each futures contract or option on futures contract that is traded and cleared, based on the volume of the commodity underlying the futures or option contract that is traded and cleared.

Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinationals, to price their crude oil production. Market participants are increasingly relying on the Brent contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 52% and 49% market share of the global oil futures contracts trading for the three months ended March 31, 2012 and 2011, respectively. Our Gasoil futures contract is also a key refined products benchmark in Europe and Asia.

During the first quarter of 2012, the longer term shift toward the Brent Crude contract as the global light sweet crude benchmark continued and our customers favored the ICE Brent Crude contract relative to the ICE WTI Crude contract. The combined revenues for ICE Brent Crude and ICE WTI Crude futures and options totaled $58.7 million in the first quarter of 2012 and $63.3 million in the first quarter of 2011, which remains a record quarter for crude oil revenues, that primarily resulted from the increased trading activity stimulated by the price differential between Brent and WTI crude that began during this time, the “Arab spring” events and related geopolitical uncertainty, and the impact on global commodity markets of the Japanese earthquake and its effects.

Effective January 1, 2012, we implemented a trading and clearing fee increase on our agricultural commodity futures and options contracts at ICE Futures U.S. as a result of increased regulatory burdens, the expansion of products offered by the exchange, and significant enhancements in trading and clearing technology completed over the past five years. The agricultural commodity futures and options rate per contract increased to $2.68 per contract for the three months ended March 31, 2012 from $2.15 per contract for the three months ended March 31, 2011. The increase in the sugar futures and options contract revenues for the three months ended March 31, 2012 is primarily due to this fee increase. The sugar fee increase more than offset the decrease in the sugar trading volume from the comparable period in 2011, which was due in part to the impact of the bankruptcy of MF Global on market participants.

Revenues in the ICE ECX emission futures and options contracts increased primarily due to increases in our trading volumes, including emission options volume. Trading volumes increased from the prior year period primarily due to higher price volatility and the continued advancement of the European Union Emission Trading Scheme, or EU-ETS, program.

The increase in revenues from other futures products and options is primarily due to increased trading volumes in our U.K. natural gas, Dutch natural gas, coal, coffee, cocoa, canola, orange juice and U.S. Dollar Index futures and options contracts.

Our futures segment transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $50.6 million and $50.4 million for the three months ended March 31, 2012 and 2011, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable fee rate.

We earn market data user and license fee revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the three months ended March 31, 2012 and 2011, we recognized $15.3 million and $13.0 million, respectively, in market data user and license fees from data vendors. The increase relates to an increase in the number of users, the introduction of new user fees and an increase in the fees charged per user, which became effective on January 1, 2012. We also earn market data subscription fee revenues from futures direct access services, futures terminal fees and futures end-of-day reports.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Three Months Ended		Change
	March 31,
	2012	2011
Number of futures and options contracts traded:
ICE Brent Crude futures and options	36,910	32,975	11%
ICE Gasoil futures and options	16,836	17,770	(5)
Sugar futures and options	8,476	9,050	(6)
ICE ECX emission futures and options	2,068	1,654	25
ICE WTI Crude futures and options	9,868	17,081	(42)
Russell Index futures and options	8,961	9,080	(1)
Cotton futures and options	2,146	2,682	(20)
Other futures and options	11,202	8,670	29

Total	96,467	98,962	(3)%

Futures average daily volume	1,556	1,596	(3)%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of March 31,		Change
	2012	2011
Open interest – futures and options contracts:
ICE Brent Crude futures and options	1,987	1,135	75%
ICE Gasoil futures and options	561	669	(16)
Sugar futures and options	1,311	1,358	(3)
ICE ECX emission futures and options	1,187	954	24
ICE WTI Crude futures options	693	718	(4)
Russell Index futures and options	401	396	1
Cotton futures and options	455	610	(25)
Other futures and options	1,687	1,430	18

Total	8,282	7,270	14%

The following table presents key futures transaction volume information, as well as other selected futures operating information (dollars in thousands, except rate per contact amounts):

	Three Months Ended		Change
	March 31,
	2012	2011
Futures average daily trading and clearing revenues:
U.K. futures average daily exchange and clearing revenues	$1,747	$1,785	(2)%
U.S. and Canadian futures average daily exchange and clearing revenues	826	751	10

Total futures average daily trading and clearing revenues	$2,573	$2,536	1%

Futures rate per contract:
Energy futures and options rate per contract	$1.56	$1.55	1%
Agricultural commodity futures and options rate per contract	$2.68	$2.15	24%
Financial futures and options rate per contract	$0.93	$1.03	(10)%

Our Global OTC Segment

The following table presents selected statement of income data for our global OTC segment (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas	$80,651	$63,831	26%
Credit default swaps	39,825	39,077	2
North American power	23,195	24,284	(4)
Global oil and other	16,964	12,688	34
Electronic trade confirmation	1,899	1,912	(1)

Total transaction and clearing fees, net	162,534	141,792	15
Market data fees	17,212	13,868	24
Other	4,040	3,257	24

Total revenues	183,786	158,917	16
Operating expenses	78,569	74,475	5

Operating income	$105,217	$84,442	25%

While we charge a monthly OTC market data access fee for our electronic platform, we derive a substantial portion of our OTC revenues from transaction and clearing fees paid by participants based on the underlying commodity volume for each trade that they execute or clear. The increase in the OTC market data fees primarily relates to an increase in the monthly view only data access fees, which became effective on January 1, 2012. We also earn market data subscription fee revenues from OTC daily indexes and OTC end of day reports and we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

Our global OTC segment’s transaction and clearing fees increased primarily due to increased trading volume in North American natural gas and global oil contracts. Contract volume in our North American natural gas markets increased 53% to 121.2 million contracts traded during the three months ended March 31, 2012 from 79.0 million contracts traded during the three months ended March 31, 2011. Volume in our North American natural gas markets increased from the prior year first quarter primarily due to increased price volatility and natural gas options volume and the ongoing launch of new cleared OTC products.

North American natural gas prices were low during the first quarter of 2012, but featured relatively high price volatility compared to historical price and volatility levels. Volatility increased due in part to changes in expectations for the winter heating season and the impact that a smaller price change has on a low absolute price, which increased trading and hedging opportunities. This was coupled with increased volume in our new options products in which customers tend to hedge the underlying with options contracts.

Volume in our global oil markets increased 31% to 2.6 million contracts during the three months ended March 31, 2012 from 2.0 million contracts during the three months ended March 31, 2011. These increases were primarily due to the demand for clearing and the launch of new cleared global oil contracts during the three months ended March 31, 2012 and throughout the year ended December 31, 2011.

CDS trade execution revenues at Creditex decreased to $23.5 million during the three months ended March 31, 2012 from $25.8 million during the three months ended March 31, 2011. CDS clearing revenues at ICE Clear Credit and ICE Clear Europe increased to $16.3 million during the three months ended March 31, 2012 from $13.3 million during the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, ICE Clear Credit and ICE Clear Europe cleared $3.0 trillion and $2.2 trillion, respectively, of CDS notional value.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $47.1 million and $21.5 million for the three months ended March 31, 2012 and 2011, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the three months ended March 31, 2012.

The following table presents the number of contracts traded in our OTC energy markets (in thousands, expect for percentages):

	Three Months Ended March 31,
	2012	2011	Change
Number of OTC energy contracts traded:
North American natural gas	121,160	79,029	53%
North American power	24,014	14,979	60
Global oil and other	3,062	2,302	33

Total	148,236	96,310	54%

OTC energy average daily volume	2,391	1,553	54%

Of the 24.0 million North American power contracts traded during the three months ended March 31, 2012, 21.1 million contracts, or 88%, represented smaller sized power contracts, which have a lower rate per contract than full sized North American power contracts, compared to 77% of the volume representing small sized contracts during the three months ended March 31, 2011.

The following table presents our quarter-end open interest for our cleared OTC energy contracts (in thousands, except for percentages):

	As of March 31,		Change
	2012	2011
Open interest – cleared OTC energy contracts:
North American natural gas	32,571	17,123	90%
North American power	23,550	21,878	8
Global oil and other	2,043	1,431	43

Total	58,164	40,432	44%

The notional value of the underlying CDS traded in our OTC markets through Creditex were $355 billion and $483 billion for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, open interest of $1.8 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.3 trillion as of March 31, 2011.

The following table presents the OTC average daily trading and clearing revenues (dollars in thousands):

	Three Months Ended		Change
	March 31,
	2012	2011
Bilateral OTC energy average daily commission revenues	$128	$106	20%
Cleared OTC energy average daily commission and clearing revenues	1,821	1,520	20

Total OTC energy average daily commission and clearing revenues	1,949	1,626	20

Global CDS OTC average daily commission and clearing revenues	642	630	2

Total OTC average daily trading and clearing revenues	$2,591	$2,256	15%

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Compensation and benefits	$68,076	$61,638	10%
Technology and communication	11,702	11,525	2
Professional services	9,402	7,805	20
Rent and occupancy	4,462	4,359	2
Acquisition-related transaction costs	3,463	3,437	1
Selling, general and administrative	10,924	9,062	21
Depreciation and amortization	31,983	33,131	(3)

Total operating expenses	$140,012	$130,957	7%

Consolidated compensation and benefits expenses increased $6.4 million primarily due to an increase in our employee headcount. Our employee headcount increased from 949 employees as of March 31, 2011 to 1,032 employees as of March 31, 2012, an increase of 9%, primarily due to the hiring of new employees for clearing, technology and compliance operations, and due to acquisitions over the last year. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $14.2 million and $13.7 million for the three months ended March 31, 2012 and 2011, respectively, with the increase primarily relating to a greater number of employees receiving non-cash awards due to the headcount increases.

The $1.6 million increase in our consolidated professional services expenses is primarily due to costs incurred relating to regulatory matters during the three months ended March 31, 2012, including costs relating to the Dodd-Frank Act. The $1.9 million increase in selling, general and administrative expenses is primarily due to increases in certain liabilities associated with taxes other than income taxes for the three months ended March 31, 2012.

During both the three months ended March 31, 2012 and 2011, we incurred acquisition expenses of $3.5 million relating to investment banking, legal, public relations, accounting and tax transaction costs as we continue to explore and pursue acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. These costs include transaction costs incurred during the three months ended March 31, 2012 relating to various potential acquisitions, and transaction costs incurred during the three months ended March 31, 2011 primarily relating to the proposed joint acquisition of NYSE Euronext.

We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $17.4 million and $19.7 million for the three months ended March 31, 2012 and 2011, respectively. We recorded depreciation expenses on our fixed assets of $14.6 million and $13.4 million for the three months ended March 31, 2012 and 2011, respectively.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Other income (expense):
Interest and investment income	$240	$988	(76)%
Interest expense	(10,068)	(7,743)	30
Other expense, net	(279)	(276)	1

Total other expense, net	($10,107)	($7,031)	44%

Net income attributable to noncontrolling interest	($1,914)	($1,250)	53%

The increase in consolidated interest expense is primarily due to an increase in the total debt outstanding. See “Loan Agreements” below.

We incurred foreign currency transaction (losses) gains of ($1.4 million) and $680,000 for the three months ended March 31, 2012 and 2011, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. Also included in other income (expense) for the three months ended March 31, 2012 is $1.3 million in dividend income relating to our Cetip, S.A., or Cetip, investment.

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. Noncontrolling interest relates primarily to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest as of March 31, 2012.

Income Tax Provision

Consolidated income tax expense was $65.3 million and $66.0 million for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate was 30% and 34% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rates for the three months ended March 31, 2012 and 2011 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. The United Kingdom reduced corporate income tax rates from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012. The effective tax rate for the three months ended March 31, 2012 is lower than the effective tax rate for the three months ended March 31, 2011 primarily due to the changing mix of income between U.S. and foreign jurisdictions and the foreign income tax rate reductions.

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

	Three Months Ended,
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures and options	$50,198	$46,858	$48,158	$46,593	$48,562
ICE Gasoil futures and options	24,989	25,072	25,418	22,235	26,774
Sugar futures and options	21,495	11,793	19,255	20,423	17,689
ICE ECX emission futures and options	15,722	17,252	16,928	15,049	14,251
ICE WTI Crude futures and options	8,512	9,195	10,096	10,695	14,722
Russell Index futures and options	8,079	9,223	11,680	9,478	9,653
Cotton futures and options	6,705	4,772	3,953	5,636	6,546
Other futures products and options	23,838	18,800	19,516	18,814	19,021
OTC:
North American natural gas	80,651	67,116	62,699	61,127	63,831
Credit default swaps	39,825	41,311	45,543	41,072	39,077
North American power	23,195	19,499	22,317	22,506	24,284
Global oil and other	16,964	14,540	14,048	13,002	12,688
Electronic trade confirmation	1,899	1,876	1,899	1,910	1,912
Market data fees	36,386	32,625	32,212	30,699	29,420
Other	6,736	7,283	7,056	5,979	5,850

Total revenues	365,194	327,215	340,778	325,218	334,280

Operating expenses:
Compensation and benefits	68,076	62,650	64,137	62,176	61,638
Technology and communication	11,702	11,989	12,316	12,045	11,525
Professional services	9,402	9,861	8,743	8,422	7,805
Rent and occupancy	4,462	5,138	5,107	4,462	4,359
Acquisition-related transaction costs	3,463	864	5,446	5,877	3,437
Selling, general and administrative(1)	10,924	8,716	7,885	8,517	9,062
Depreciation and amortization	31,983	33,189	33,095	32,837	33,131

Total operating expenses	140,012	132,407	136,729	134,336	130,957

Operating income	225,182	194,808	204,049	190,882	203,323
Other expense, net(1)	10,107	10,830	7,998	7,194	7,031
Income tax expense(1)	65,296	53,711	59,103	59,316	66,138

Net income	$149,779	$130,267	$136,948	$124,372	$130,154

Net income attributable to noncontrolling interest	(1,914)	(3,494)	(4,317)	(3,007)	(1,250)

Net income attributable to ICE	$147,865	$126,773	$132,631	$121,365	$128,904

(1)	Accounting guidance permits interest and penalties related to unrecognized income tax benefits to either be classified as income tax expense or another appropriate expense classification in the consolidated statements of income. Historically, we have classified interest related to uncertain income tax positions as a component of interest expense and penalties as a component of selling, general and administrative expenses. As of January 1, 2012, we changed our classification of interest and penalties to classify both of these items as income tax expense in the consolidated statements of income for the three months ended March 31, 2012 and we retrospectively adjusted all prior period consolidated statements of income to reflect these changes. For additional information on this change in accounting policy, refer to Note 2 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity. See “Future Capital Requirements” below.

Consolidated cash and cash equivalents were $968.4 million and $822.9 million as of March 31, 2012 and December 31, 2011, respectively. We had $523.3 million and $451.1 million in long-term investments as of March 31, 2012 and December 31, 2011, respectively, and $218.2 million and $217.5 million in short-term and long-term restricted cash as of March 31, 2012 and December 31, 2011, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of March 31, 2012, the amount of unrestricted cash held by our non-U.S. subsidiaries was $420.2 million and is considered to be indefinitely reinvested overseas such that no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. If these funds are needed for our operations in the United States, any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries.

As of March 31, 2012, we have $334.4 million remaining under the authorization by our board of directors to repurchase shares of our common stock. No shares were repurchased during the three months ended March 31, 2012. Since 2008, we have repurchased 5.7 million shares of our common stock at a cost of $565.6 million on the open market. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present the major components of net increases in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$185,644	$155,356
Investing activities	(15,873)	(17,861)
Financing activities	(25,824)	(66,884)
Effect of exchange rate changes	1,489	1,854

Net increase in cash and cash equivalents	$145,436	$72,465

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $30.3 million increase in net cash provided by operating activities for the three months ended March 31, 2012 from the comparable period in 2011 is primarily due to the $19.6 million increase in our net income for the three months ended March 31, 2012, from the comparable period in 2011, the timing of various tax payments during the quarters, and to fluctuations in working capital.

Investing Activities

Consolidated net cash used in investing activities for the three months ended March 31, 2012 and 2011 primarily relates to capitalized software development costs, capital expenditures, cash paid for acquisitions and changes in the restricted cash balances,. We had capitalized software development expenditures of $8.6 million and $7.7 million for the three months ended March 31, 2012 and 2011, respectively, and we had capital expenditures of $6.5 million and $4.8 million for the three months ended March 31, 2012 and 2011, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses. We paid out cash for acquisitions, net of cash acquired, of $3.2 million for the three months ended March 31, 2011. We had net increases in restricted cash of $700,000 and $2.8 million for the three months ended March 31, 2012 and 2011, respectively, with the 2011 increase primarily relating to cash that we were required to put in the ICE Clear Credit clearing guaranty fund.

Financing Activities

Consolidated net cash used in financing activities for the three months ended March 31, 2012 relates to $12.5 million in repayments under the credit facilities, $14.0 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $7.5 million in distributions of profits to the noncontrolling interest holders, partially offset by $5.1 million in proceeds from the exercise of common stock options and $3.1 million in excess tax benefits from stock-based compensation. Consolidated net cash used in financing activities for the three months ended March 31, 2011 relates to $55.5 million in repayments under the credit facilities, $9.4 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $6.1 million in distributions of profits to the noncontrolling interest holders, partially offset by $2.5 million in proceeds from the exercise of common stock options and $1.7 million in excess tax benefits from stock-based compensation. See “Loan Agreements” below.

Loan Agreements

On November 9, 2011, we entered into new aggregate $2.6 billion senior unsecured credit facilities, or the New Credit Facilities, with Wells Fargo Bank, National Association, or Wells Fargo, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and the lenders named therein. The New Credit Facilities include an option for us to propose an increase in the aggregate amount available by $400.0 million during the term of the New Credit Facilities. The New Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of March 31, 2012, no amounts have been borrowed under the Revolving Facility. The New Credit Facilities mature on November 9, 2016.

As of March 31, 2012, we have a LIBOR-rate loan with a stated interest rate of 1.49% per annum related to the $475.0 million that is outstanding under the Term Loan Facility. With limited exceptions, we may prepay the outstanding loans under the New Credit Facilities, in whole or in part, without premium or penalty. Outstanding principal of the loans under the Term Loan Facility is payable in equal installments of $12.5 million on the last day of each fiscal quarter for eleven consecutive fiscal quarters commencing March 31, 2012, and equal installments of $18.8 million on the last day of the next following eight fiscal quarters, with a final principal payment of $200.0 million due on the maturity date.

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

The New Credit Facilities and Note Purchase Agreement contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. The New Credit Facilities and the Note Purchase Agreement also contain other customary representations, warranties and covenants. As of March 31, 2012, we were in compliance with all applicable covenants.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make operational capital expenditures and to capitalize software development costs ranging between $60 million and $65 million for the year ended December 31, 2012, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. In addition, we currently expect $30 million to $35 million in capital expenditures on real estate costs associated with consolidating multiple locations in London and New York, respectively, into combined offices.

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of March 31, 2012. We are obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund and the date for this remaining contribution has not yet been determined.

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

Contractual Obligations and Commercial Commitments

In the first quarter of 2012, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.

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

Critical Accounting Policies and Estimates

In the first quarter of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of March 31, 2012 and December 31, 2011, our cash and cash equivalents, long-term investments and short-term and long-term restricted cash were $1.7 billion and $1.5 billion, respectively, of which $666.2 million and $607.3 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $1.0 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash. As discussed below, changes in the Cetip investment, which is held in Brazilian reais and is valued at $523.3 million as of March 31, 2012, does not impact earnings.

As of March 31, 2012, we had $875.0 million in outstanding indebtedness, of which $400.0 million relates to the Senior Notes and is at fixed interest rates and $475.0 million relates to the Term Loan Facility which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $4.8 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Term Loan Facility are currently reset on a monthly, quarterly or semi-annual basis.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are primarily denominated in U.S. dollars, except with respect to a portion of the sales through ICE Futures Europe, ICE Clear Europe and Creditex and all sales through ICE Futures Canada. We may experience gains or losses from foreign currency transactions in the future given that there are net assets or net liabilities and revenues and expenses of our U.S., U.K., European and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars.

Of our consolidated revenues, 11% and 9% were denominated in pounds sterling, euros or Canadian dollars for the three months ended March 31, 2012 and 2011, respectively. Of our consolidated operating expenses, 20% and 21% were denominated in pounds sterling or Canadian dollars for the three months ended March 31, 2012 and 2011, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. The pound sterling and euro exchange rates decreased relative to the U.S dollar by 2% and 4%, respectively, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. These decreases in the exchange rates resulted in a $447,000 decrease in our consolidated revenues and a $1.5 million decrease in our consolidated expenses for the three months ended March 31, 2012.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. We had foreign currency transaction (losses) gains of ($1.4 million) and $680,000 for the three months ended March 31, 2012 and 2011, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2012 would result in a foreign currency transaction loss of $3.1 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We entered into foreign currency hedging transactions during the three months ended March 31, 2012 and 2011 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 72% and 98% for the three months ended March 31, 2012 and 2011, respectively.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of March 31, 2012 and December 31, 2011, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $64.2 million and $44.2 million, respectively.

The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.6018 for the three months ended March 31, 2011 to 1.5694 for the three months ended March 31, 2012. The average exchange rate of the euro to the U.S. dollar decreased from 1.3675 for the three months ended March 31, 2011 to 1.3080 for the three months ended March 31, 2012. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar increased from 1.5533 as of December 31, 2011 to 1.6014 as of March 31, 2012. The period-end foreign currency exchange rate for the euro to the U.S. dollar increased from 1.2948 as of December 31, 2011 to 1.3332 as of March 31, 2012. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.9798 as of December 31, 2011 to 1.0027 as of March 31, 2012.

Our investment in Cetip was recorded as an available-for-sale investment and was made in and the shares are valued in Brazilian reais. As of March 31, 2012, the fair value of the equity security investment was $523.3 million, which was classified as a long-term investment in our consolidated balance sheet. The accumulated unrealized gain of $9.2 million as of March 31, 2012 was recorded as a component of accumulated other comprehensive income and included an unrealized gain of $72.1 million for the three months ended March 31, 2012. The accumulated unrealized gain resulted from a $96.1 million increase in the stock price of Cetip from the investment date of July 15, 2011 through March 31, 2012, offset by $86.9 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar during this same period of time. The unrealized gain for the three months ended March 31, 2012 primarily relates to a $70.7 million increase in the stock price of Cetip from December 31, 2011 to March 31, 2012. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations.

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

In the first quarter of 2012, there were no significant changes to our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2011 Form 10-K. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2011 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

10.1	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.2	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.3	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.4	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Edwin Marcial (incorporated by reference to Exhibit 10.4 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

Exhibit Number		Description of Document

10.5	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.5 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.6	—	Form of Employment Agreement between IntercontinentalExchange, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

18	—	Letter from Ernst & Young LLP to The Board of Directors and Shareholders of IntercontinentalExchange, Inc. dated May 2, 2012 regarding a change in accounting principle.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: May 2, 2012	By:	/s/ SCOTT A. HILL
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)