Form 10-Q
period 2012-06-30
INTERCONTINENTALEXCHANGE INC
filed 2012-08-01
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of July 25, 2012, the number of shares of the registrant’s Common Stock outstanding was 72,761,746 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2012

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,082,018	$822,949
Short-term restricted cash	81,377	52,982
Customer accounts receivable, net of allowance for doubtful accounts of $1,499 and $2,557 at June 30, 2012 and December 31, 2011, respectively	175,186	136,331
Margin deposits and guaranty funds	34,686,716	31,555,831
Prepaid expenses and other current assets	33,157	37,298

Total current assets	36,058,454	32,605,391

Property and equipment, net	137,678	130,962

Other noncurrent assets:
Goodwill	1,907,338	1,902,984
Other intangible assets, net	822,447	854,374
Long-term restricted cash	164,499	164,496
Long-term investments	381,170	451,136
Other noncurrent assets	33,182	38,521

Total other noncurrent assets	3,308,636	3,411,511

Total assets	$39,504,768	$36,147,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$73,604	$65,964
Accrued salaries and benefits	37,982	58,248
Current portion of licensing agreement	19,249	19,249
Current portion of long-term debt	50,000	50,000
Income taxes payable	36,139	22,614
Margin deposits and guaranty funds	34,686,716	31,555,831
Other current liabilities	51,859	28,408

Total current liabilities	34,955,549	31,800,314

Noncurrent liabilities:
Noncurrent deferred tax liability, net	220,451	235,889
Long-term debt	812,500	837,500
Noncurrent portion of licensing agreement	71,149	80,084
Other noncurrent liabilities	37,792	31,736

Total noncurrent liabilities	1,141,892	1,185,209

Total liabilities	36,097,441	32,985,523

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 79,731 and 79,247 shares issued at June 30, 2012 and December 31, 2011, respectively; 72,757 and 72,425 shares outstanding at June 30, 2012 and December 31, 2011, respectively	797	792
Treasury stock, at cost; 6,974 and 6,822 shares at June 30, 2012 and December 31, 2011, respectively	(662,822)	(644,291)
Additional paid-in capital	1,871,136	1,829,181
Retained earnings	2,248,118	1,957,096
Accumulated other comprehensive loss	(81,481)	(21,253)

Total IntercontinentalExchange, Inc. shareholders’ equity	3,375,748	3,121,525
Noncontrolling interest in consolidated subsidiaries	31,579	40,816

Total equity	3,407,327	3,162,341

Total liabilities and equity	$39,504,768	$36,147,864

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Transaction and clearing fees, net	$628,880	$587,550	$306,808	$288,540
Market data fees	73,557	60,119	37,171	30,699
Other	13,970	11,829	7,234	5,979

Total revenues	716,407	659,498	351,213	325,218

Operating expenses:
Compensation and benefits	132,776	123,814	64,700	62,176
Technology and communications	23,462	23,570	11,760	12,045
Professional services	17,928	16,227	8,526	8,422
Rent and occupancy	9,377	8,821	4,915	4,462
Acquisition-related transaction costs	7,709	9,314	4,246	5,877
Selling, general and administrative	20,466	17,579	9,542	8,517
Depreciation and amortization	64,091	65,968	32,108	32,837

Total operating expenses	275,809	265,293	135,797	134,336

Operating income	440,598	394,205	215,416	190,882

Other income (expense):
Interest and investment income	682	1,831	442	843
Interest expense	(19,667)	(15,495)	(9,599)	(7,752)
Other income (expense), net	26	(561)	305	(285)

Total other expense, net	(18,959)	(14,225)	(8,852)	(7,194)

Income before income taxes	421,639	379,980	206,564	183,688
Income tax expense	126,562	125,454	61,266	59,316

Net income	$295,077	$254,526	$145,298	$124,372

Net income attributable to noncontrolling interest	(4,055)	(4,257)	(2,141)	(3,007)

Net income attributable to IntercontinentalExchange, Inc.	$291,022	$250,269	$143,157	$121,365

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$4.00	$3.41	$1.97	$1.65

Diluted	$3.97	$3.37	$1.95	$1.64

Weighted average common shares outstanding:
Basic	72,698	73,435	72,755	73,437

Diluted	73,303	74,169	73,343	74,138

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Net income	$295,077	$254,526	$145,298	$124,372

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,697	19,541	(10,378)	(2,568)
Change in fair value of cash flow hedges	—	797	—	372
Change in fair value of available-for-sale securities	(69,925)	—	(142,051)	—

Other comprehensive income (loss)	(60,228)	20,338	(152,429)	(2,196)

Comprehensive income (loss)	$234,849	$274,864	$(7,131)	$122,176

Comprehensive income attributable to noncontrolling interest	(4,055)	(4,257)	(2,141)	(3,007)

Comprehensive income (loss) attributable to IntercontinentalExchange, Inc.	$230,794	$270,607	$(9,272)	$119,169

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) from			Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
							Foreign Currency Translation	Available- For-Sale Securities	Cash Flow Hedges
	Shares	Value	Shares	Value
Balance, January 1, 2011	78,449	$785	(5,146)	$(453,822)	$1,745,424	$1,447,423	$41,755	$—	$(4,015)	$39,215	$2,816,765
Other comprehensive income (loss)	—	—	—	—	—	—	2,406	(62,964)	1,565	—	(58,993)
Exercise of common stock options	342	3	—	—	9,167	—	—	—	—	—	9,170
Stock consideration issued for previous acquisition	112	1	—	—	13,336	—	—	—	—	—	13,337
Repurchases of common stock	—	—	(1,551)	(175,196)	—	—	—	—	—	—	(175,196)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(15,278)	—	—	—	—	—	—	(15,278)
Stock-based compensation	—	—	—	—	56,535	—	—	—	—	—	56,535
Issuance of restricted stock	344	3	—	5	(8)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	4,727	—	—	—	—	—	4,727
Distributions of profits to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,467)	(10,467)
Net income attributable to noncontrolling interest	—	—	—	—	—	(12,068)	—	—	—	12,068	—
Net income	—	—	—	—	—	521,741	—	—	—	—	521,741

Balance, December 31, 2011	79,247	792	(6,822)	(644,291)	1,829,181	1,957,096	44,161	(62,964)	(2,450)	40,816	3,162,341
Other comprehensive income (loss)	—	—	—	—	—	—	9,697	(69,925)	—	—	(60,228)
Exercise of common stock options	156	2	—	—	5,596	—	—	—	—	—	5,598
Repurchases of common stock	—	—	(28)	(3,290)	—	—	—	—	—	—	(3,290)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(124)	(15,241)	—	—	—	—	—	—	(15,241)
Stock-based compensation	—	—	—	—	31,613	—	—	—	—	—	31,613
Issuance of restricted stock	328	3	—	—	(3)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	3,741	—	—	—	—	—	3,741
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(7,469)	(7,469)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	1,008	—	—	—	—	(5,823)	(4,815)
Net income attributable to noncontrolling interest	—	—	—	—	—	(4,055)	—	—	—	4,055	—
Net income	—	—	—	—	—	295,077	—	—	—	—	295,077

Balance, June 30, 2012	79,731	$797	(6,974)	$(662,822)	$1,871,136	$2,248,118	$53,858	$(132,889)	$(2,450)	$31,579	$3,407,327

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$295,077	$254,526

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,091	65,968
Amortization of debt issuance costs	2,102	3,124
Stock-based compensation	28,303	26,877
Deferred taxes	(12,806)	(10,575)
Excess tax benefits from stock-based compensation	(3,733)	(3,617)
Other	(109)	399
Changes in assets and liabilities:
Customer accounts receivable	(37,784)	(51,549)
Prepaid expenses and other current assets	5,105	(8,010)
Noncurrent assets	4,982	(952)
Income taxes payable	17,544	44,189
Accounts payable, accrued salaries and benefits, and other accrued liabilities	2,797	687

Total adjustments	70,492	66,541

Net cash provided by operating activities	365,569	321,067

Investing activities
Capital expenditures	(15,620)	(13,997)
Capitalized software development costs	(17,404)	(15,832)
Cash paid for acquisitions, net of cash acquired	—	(3,200)
Purchase of cost and equity method investments	—	(3,646)
Purchases of available-for-sale investments	43	—
Proceeds from sales of available-for-sale investments	—	1,999
Decrease (increase) in restricted cash	(28,398)	3,070

Net cash used in investing activities	(61,379)	(31,606)

Financing activities
Repayments of credit facilities	(25,000)	(121,250)
Excess tax benefits from stock-based compensation	3,733	3,617
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(15,241)	(10,280)
Repurchases of common stock	(3,290)	(25,048)
Purchase of subsidiary shares from noncontrolling interest	(4,005)	—
Distributions of profits to noncontrolling interest	(7,469)	(6,145)
Proceeds from exercise of common stock options	5,598	4,441

Net cash used in financing activities	(45,674)	(154,665)

Effect of exchange rate changes on cash and cash equivalents	553	86

Net increase in cash and cash equivalents	259,069	134,882
Cash and cash equivalents, beginning of period	822,949	621,792

Cash and cash equivalents, end of period	$1,082,018	$756,674

Supplemental cash flow disclosure
Cash paid for income taxes	$116,604	$97,332

Cash paid for interest	$14,844	$8,106

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the six months and three months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

Change in Accounting Policy

In accordance with ASC Topic 740, Income Taxes, interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or another appropriate expense classification in the consolidated statements of income. Historically, the Company has classified interest related to uncertain income tax positions as a component of interest expense and penalties as a component of selling, general and administrative expenses. As of the first quarter of 2012, the Company changed its classification of interest and penalties to classify both of these items as income tax expense in the accompanying consolidated statements of income for the six months and three months ended June 30, 2012 and 2011.

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

Prior to the change, the Company reported $616,000 of interest on uncertain income tax positions as a component of interest expense and an increase of $4,000 in the Company’s liability for penalties on uncertain income tax positions as an increase in selling, general and administrative expense for the three months ended June 30, 2011, and, for the six months ended June 30, 2011, $1.1 million of interest on uncertain tax positions as a component of interest expense and a reduction of $271,000 in the Company’s liability for penalties on uncertain tax positions as a reduction of selling, general and administrative expense. The retrospective application of the voluntary accounting change decreased interest expense and selling, general and administrative expense by $616,000 and $4,000, respectively, for the three months ended June 30, 2011 and increased operating income by $4,000 and increased income tax expense by $620,000 for the three months ended June 30, 2011. The retrospective application of the voluntary accounting change decreased interest expense and increased selling, general and administrative expense by $1.1 million and $271,000, respectively, for the six months ended June 30, 2011 and decreased operating income by $271,000 and increased income tax expense by $808,000 for the six months ended June 30, 2011.

In relation to the three months ended June 30, 2012, had the Company not made this voluntary change in accounting principle with respect to interest and penalties related to uncertain income tax positions, then interest expense would have been higher by $506,000 and income tax expense would have been lower by $506,000. In relation to the six months ended June 30, 2012, had the Company not made this voluntary change in accounting principle with respect to interest and penalties related to uncertain tax positions, then interest expense would have been higher by $1.3 million and income tax expense would have been lower by $1.3 million.

3.	Short-Term and Long-Term Restricted Cash

The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets.

As a Recognized Investment Exchange, ICE Futures Europe is required by the Financial Services Authority (“FSA”) in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of June 30, 2012 and December 31, 2011, this amount was equal to $18.1 million and $14.9 million, respectively, and such amounts are reflected as short-term restricted cash in the accompanying consolidated balance sheets. As a Recognized Clearing House, ICE Clear Europe is also required by the FSA to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of June 30, 2012 and December 31, 2011, this amount for ICE Clear Europe was equal to $33.7 million and $9.0 million, respectively, and such amounts are reflected as short-term restricted cash in the accompanying consolidated balance sheets. The calculations of the six months of operating expenditures at ICE Futures Europe and ICE Clear Europe are performed once a year and were completed and approved by the FSA during the quarter ended June 30, 2012. These updated calculations resulted in increases in the restricted cash balances due to FSA mandated changes in the calculations as well as additional costs incurred at both ICE Futures Europe and ICE Clear Europe due to growth of these businesses.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2012 (in thousands):

Goodwill balance at December 31, 2011	$1,902,984
Foreign currency translation	4,840
Other activity	(486)

Goodwill balance at June 30, 2012	$1,907,338

The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2012 (in thousands):

Other intangible assets balance at December 31, 2011	$854,374
Foreign currency translation	2,656
Amortization of other intangible assets	(34,583)

Other intangible assets balance at June 30, 2012	$822,447

The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The Company did not recognize any impairment losses on goodwill or other intangible assets during either the six or three months ended June 30, 2012 and 2011.

5.	Credit Facilities

On November 9, 2011, the Company entered into new aggregate $2.6 billion senior unsecured credit facilities (the “New Credit Facilities”). The New Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of June 30, 2012, no amounts have been borrowed under the Revolving Facility. The New Credit Facilities mature on November 9, 2016.

As of June 30, 2012, the Company has a LIBOR-rate loan with a stated interest rate of 1.49% per annum related to the $462.5 million that is outstanding under the Term Loan Facility. The New Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, which was $2.1 billion as of June 30, 2012, multiplied by an applicable margin rate. The applicable margin rate was 0.175% as of June 30, 2012.

Simultaneous with entering into the New Credit Facilities on November 9, 2011, the Company also entered into a note purchase agreement with various institutional investors providing for the sale of $400.0 million aggregate principal amount of Company senior notes, consisting of $200.0 million of the Company’s 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200.0 million of the Company’s 4.69% Senior Notes, Tranche B, due November 9, 2021.

6.	Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $28.3 million and $26.9 million for the six months ended June 30, 2012 and 2011, respectively, and $14.1 million and $13.2 million for the three months ended June 30, 2012 and 2011, respectively.

The following is a summary of stock options for the six months ended June 30, 2012:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2011	1,045,744	$72.34
Granted	102,657	112.15
Exercised	(155,920)	35.91
Forfeited or expired	(1,406)	106.00

Outstanding at June 30, 2012	991,075	82.10

Details of stock options outstanding as of June 30, 2012 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	991,075	$82.10	5.6	$57,902
Exercisable	810,954	$75.71	4.9	$53,343

The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $14.3 million and $18.4 million, respectively, and was $2.9 million and $11.1 million during the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there were $7.9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.7 years as the stock options vest.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the six months ended June 30, 2012 and 2011, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Six Months Ended June 30,
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

In January 2012, the Company reserved a maximum of 617,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance levels set by the Company’s board of directors and compensation committee for the year ending December 31, 2012. These restricted shares are also subject to a market condition that will reduce the number of shares that are granted above certain performance levels if the Company’s 2012 total shareholder return falls below the 2012 return of the S&P 500 Index. If the Company’s 2012 total shareholder return were to fall below the 2012 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above certain performance levels, depending on the difference in the aforementioned returns. The compensation expense to be recognized under these performance-based restricted shares is $26.7 million if the target financial performance level is met and 246,968 shares vest and $66.8 million if the maximum financial performance level is met and 617,420 shares vest. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable actual 2012 financial performance as compared to the 2012 financial performance levels. As of June 30, 2012, the Company determined that it is probable that the target financial performance level will be met for 2012. Based on this assessment as of June 30, 2012, the Company recorded non-cash compensation expense of $8.2 million for the six months ended June 30, 2012 related to these shares and assuming the target financial performance level is met, the remaining $18.5 million in non-cash compensation expense based on this assessment will be recorded on an accelerated basis over the remaining vesting period, including $8.2 million of which will be recorded over the remainder of 2012.

The following is a summary of the nonvested restricted shares for the six months ended June 30, 2012:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2011	834,855	$107.80
Granted	914,016	111.81
Vested	(330,200)	103.98
Forfeited	(14,565)	110.49

Nonvested at June 30, 2012	1,404,106	111.28

Granted restricted stock shares reflected in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual number shares to be issued based upon the achievement of past performance levels. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance levels are met. As of June 30, 2012, there were $72.9 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.0 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2012. During the six months ended June 30, 2012 and 2011, the total fair value of restricted stock vested under all restricted stock plans was $40.7 million and $28.2 million, respectively.

7.	Income Taxes

The Company’s effective tax rate decreased to 30% for the six months ended June 30, 2012 from 33% for the six months ended June 30, 2011. The Company’s effective tax rate decreased to 30% for the three months ended June 30, 2012 from 32% for the three months ended June 30, 2011. The effective tax rates for the six and three months ended June 30, 2012 and 2011 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. The United Kingdom reduced corporate income tax rates from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012. The decrease in the effective tax rates during the current year periods is primarily due to these foreign income rate reductions and the increase in income from foreign jurisdictions relative to the United States.

The Company’s non-U.S. subsidiaries had $1.6 billion in cumulative undistributed earnings as of June 30, 2012. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

8.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of every futures and options contract traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for every futures and options contract traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for North American CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for every futures and options contract traded through ICE Futures Europe, as well as for the Company’s cleared OTC energy contracts and for European CDS contracts submitted for clearing. TCC makes available for clearing certain OTC benchmark treasury futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit or gold to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin”. The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses in respect of marking to market open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows our clearing houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.

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

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract, standing as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $40.7 billion as of June 30, 2012, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.5 trillion as of June 30, 2012. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of June 30, 2012.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of June 30, 2012, the ICE Clearing Houses have received or have been pledged $55.7 billion in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover movements in the pricing of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the owed amount in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $110.0 million and $50.0 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of June 30, 2012 and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient.

As of June 30, 2012, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,244,516	$15,823,822	$19,125	$12,191,096	$12,597	$29,291,156
Unsettled variation margin	64,650	—	51	—	—	64,701
Guaranty Fund	25,026	3,270,074	10,683	2,017,886	5,170	5,328,839
Performance collateral for delivery	—	147	1,873	—	—	2,020

Total	$1,334,192	$19,094,043	$31,732	$14,208,982	$17,767	$34,686,716

As of December 31, 2011, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$976,363	$13,667,226	$36,870	$8,569,630	$21,222	$23,271,311
Unsettled variation margin	8,680	—	—	—	143	8,823
Guaranty Fund	47,654	2,919,401	15,905	5,284,099	6,772	8,273,831
Performance collateral for delivery	—	—	1,866	—	—	1,866

Total	$1,032,697	$16,586,627	$54,641	$13,853,729	$28,137	$31,555,831

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

Of the $19.1 billion total cash deposits for ICE Clear Europe as of June 30, 2012, the majority of which are held in euros, $10.4 billion relates to futures and OTC energy products and $8.7 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for cleared futures and OTC energy products that is distinct from those associated with cleared OTC European CDS contracts.

The $14.2 billion of ICE Clear Credit cash deposits as of June 30, 2012 primarily represents funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. Of the $19.1 billion of ICE Clear Europe cash deposits as of June 30, 2012, $18.5 billion represent funds invested under reverse repurchase agreements, through a third party custodian bank, with several different counterparty banks, some of which are also our clearing members and are large, commercial financial institutions. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, unsettled variation margin, and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit or gold to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of June 30, 2012 and December 31, 2011, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the other ICE Clearing Houses are detailed below (in thousands):

	As of June 30, 2012					As of December 31, 2011
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit
Original margin:
Government securities at face value	$8,276,161	$5,631,083	$70,487	$1,500	$3,407,390	$9,266,096	$5,540,494	$70,575	$46,350	$1,082,455
Money market mutual funds	1,152,653	—	—	—	—	1,343,153	—	—	—	—
Letters of credit	—	1,670,951	4,426	—	—	—	2,437,300	4,409	—	—
Gold	—	121,486	—	—	—	—	116,356	—	—	—

Total	$9,428,814	$7,423,520	$74,913	$1,500	$3,407,390	$10,609,249	$8,094,150	$74,984	$46,350	$1,082,455

Guaranty Fund:
Government securities at face value	$243,232	$39,762	$29,849	$5,622	$380,397	$175,868	$274,591	$26,553	$7,222	$495,687
Money market mutual funds	14,335	—	—	—	—	14,614	—	—	—	—

Total	$257,567	$39,762	$29,849	$5,622	$380,397	$190,482	$274,591	$26,553	$7,222	$495,687

The government securities included in the table above for ICE Clear Europe include Spanish and Italian treasury securities against which the Company has applied haircut rates in accordance with its policies, as described above. The value of these Spanish and Italian treasury securities is $415.3 million and $1.4 billion, respectively, as of June 30, 2012, down from $1.2 billion and $2.3 billion, respectively, as of December 31, 2011.

9.	Russell Licensing Agreement

The Company has an exclusive license agreement (the “License Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes through June 2017. In exchange for its license rights, the Company will make annual cash payments based on the annual traded contract volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of June 30, 2012, the net assets related to the License Agreement are $95.3 million and are included in other intangible assets in the accompanying consolidated balance sheet. For the six months ended June 30, 2012 and 2011, amortization expense relating to the License Agreement was $9.5 million and $10.7 million, respectively, and for both the three months ended June 30, 2012 and 2011, amortization expense was $4.8 million.

As of June 30, 2012, the current and noncurrent liabilities relating to the minimum annual royalty payments under the License Agreement are $19.2 million and $71.1 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the minimum annual payments and the actual minimum annual payments is recorded as interest expense using the effective interest method over the term of the License Agreement. For the six months ended June 30, 2012 and 2011, interest expense relating to the License Agreement was $2.8 million and $3.0 million, respectively, and for the three months ended June 30, 2012 and 2011, interest expense was $1.4 million and $1.6 million, respectively.

10.	Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and other short-term assets and liabilities. The fair value of the Company’s financial instruments are measured based on a three-level hierarchy:

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

In general, the Company uses Level 1 inputs to determine fair value. The Level 1 inputs consist of long-term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The fair value of the Company’s short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximates market rates as of June 30, 2012 and December 31, 2011. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$381,170	$—	$—	$381,170

Financial instruments measured at fair value on a recurring basis as of December 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$451,136	$—	$—	$451,136

The Company acquired 31.6 million shares, or 12.4%, of the common stock of Cetip, S.A. (“Cetip”) for an aggregate consideration of $514.1 million in cash on July 15, 2011. The Company accounted for its investment in Cetip as an available-for-sale investment. As of June 30, 2012, the fair value of the equity security investment was $381.2 million and was classified as a long-term investment in the Company’s consolidated balance sheet. The accumulated unrealized loss of $132.9 million as of June 30, 2012 was recorded as a component of accumulated other comprehensive income (loss) and included an unrealized loss of $70.0 million for the six months ended June 30, 2012. The accumulated unrealized loss resulted from a $10.0 million decrease in the stock price of Cetip from the investment date of July 15, 2011 through June 30, 2012 and $122.9 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar during this same period of time. The unrealized loss for the six months ended June 30, 2012 relates to a $33.9 million decrease in the stock price of Cetip from December 31, 2011 to June 30, 2012 and $36.0 million in foreign currency translation losses. The investment had an accumulated unrealized gain of $9.2 million as of March 31, 2012. The Company’s investment in Cetip was made in and the shares are valued in Brazilian reais. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations.

The Company did not use Level 2 or 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2012 and December 31, 2011, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $10.2 million and $11.1 million as of June 30, 2012 and December 31, 2011, respectively.

11.	Segment Reporting

The Company’s principal business segments consist of its futures segment and its global OTC segment. The operations of ICE Futures Europe, ICE Futures U.S. and ICE Futures Canada and the respective clearing of the futures contracts that trade at each of these exchanges make up the futures segment. The remaining OTC and post-trade operations are included in the Company’s global OTC segment, and primarily include energy swaps and credit derivatives businesses. The Company previously reported a third business segment, the market data segment, representing the Company’s futures and OTC market data services. In the first quarter of 2012, the Company changed the manner in which it internally presents operating results to its chief operating decision maker. The new reporting presentation allocates fees earned and expenses incurred from market data activities in the futures and OTC business to the respective segments in which it is generated, rather than reporting separately, and the intercompany fees and expenses have been eliminated. These changes were made as this is reflective of how the Company’s chief operating decision maker reviews and operates the businesses. Market data revenues and expenses are now included with the appropriate futures or OTC segment, and the operating results for the prior period have been adjusted to reflect this change. The Company’s chief operating decision maker does not review total assets by segment; therefore, such information is not presented below. Financial data for the Company’s business segments are as follows (in thousands):

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Futures Segment	Global OTC Segment	Total	Futures Segment	Global OTC Segment	Total
Revenues from external customers	$372,956	$343,451	$716,407	$343,958	$315,540	$659,498
Operating income	242,880	197,718	440,598	231,389	162,816	394,205

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Futures Segment	Global OTC Segment	Total	Futures Segment	Global OTC Segment	Total
Revenues from external customers	$191,548	$159,665	$351,213	$168,595	$156,623	$325,218
Operating income	122,916	92,500	215,416	112,508	78,374	190,882

Revenue from one clearing member of the futures segment comprised 12% of the Company’s futures revenues for the six months ended June 30, 2012 and revenues from two clearing members of the futures segment comprised 11% and 10% of the Company’s futures revenues for the six months ended June 30, 2011. Revenues from two clearing members of the futures segment comprised 14% and 10% of the Company’s futures revenues for the three months ended June 30, 2012 and 11% and 11% of the Company’s futures revenues for the three months ended June 30, 2011. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for any of the periods presented above.

12.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$291,022	$250,269	$143,157	$121,365

Weighted average common shares outstanding	72,698	73,435	72,755	73,437

Basic earnings per common share	$4.00	$3.41	$1.97	$1.65

Diluted:
Weighted average common shares outstanding	72,698	73,435	72,755	73,437

Effect of dilutive securities:
Stock options and restricted shares	605	734	588	701

Diluted weighted average common shares outstanding	73,303	74,169	73,343	74,138

Diluted earnings per common share	$3.97	$3.37	$1.95	$1.64

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the six months ended June 30, 2012 and 2011, 314,000 and 348,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect due to the stock option exercise prices being greater than the average market price of the common shares during the relevant periods.

13.	Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Part II, Item 1(A) under the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; increasing competition and consolidation in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices; changes in domestic and foreign laws, regulations, rules or government policy and the corresponding changes to or impact on our business; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability to offer additional products and services and leverage our risk management capabilities; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; threatened or pending litigation and adverse litigation results; our ability to identify trends and adjust our business to benefit from such trends; and our belief in our electronic platform and disaster recovery system technologies. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.

Overview and Our Business Environment

We are a leading operator of global futures exchanges, over-the-counter, or OTC, markets, derivatives clearing houses and post-trade services. We operate these global marketplaces for trading and clearing a broad array of energy, environmental and agricultural commodities, credit default swaps, or CDS, equity indexes and currency contracts. Currently, we are the only marketplace to offer an integrated electronic platform for trading of products in both the futures and OTC markets, together with post-trade processing and clearing services. Through our widely distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts and offer a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. We operate our OTC energy markets through ICE U.S. OTC Commodity Markets as an Exempt Commercial Market under the Commodity Exchange Act and our CDS markets through Creditex, our wholly-owned brokerage business. Contracts listed by ICE Futures Europe, as well as our OTC cleared energy swap contracts traded on ICE U.S. OTC Commodity Markets, clear through ICE Clear Europe. ICE Futures U.S. clears its contracts through ICE Clear U.S. and ICE Futures Canada clears its contracts through ICE Clear Canada. We clear North American and European CDS contracts submitted by a variety of trade execution venues, including Creditex, through ICE Clear Credit and ICE Clear Europe, respectively.

Our business is primarily transaction-based, and the revenues and profitability in our markets relate directly to the amount, or volume, of trading and clearing activity and the respective execution and clearing fees. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts such as equity indexes and foreign exchange, as well as economic conditions, changes in supply/demand dynamics or perceptions, weather, new product introductions, fees, currency moves and interest rates, margin requirements, regulation of our markets and market participants, geopolitical events, market liquidity and competition. Price volatility increases the need to hedge price risk and creates the need for the exchange of risk between market participants. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength.

We operate our markets primarily on our electronic platforms. In addition, we currently offer ICE Futures U.S.’s options markets on both our electronic platform and our New York-based trading floor. We also operate brokerage desks for CDS and certain of our energy options businesses. Participation in our markets has continued to increase as participants continue to employ the use of more financial instruments and more sophisticated hedging and risk management strategies to manage risk and engage in trading and clearing.

During April 2012, we announced an agreement with Cetip, S.A., or Cetip, to develop and deliver a new fixed income trading platform to be offered by Cetip for Brazilian corporate and government bonds. The platform is expected to be introduced in the second half of 2012. Cetip is responsible for product strategy and the promotion of usage of the platform in Brazil, and we are developing the execution platform based on our existing fixed income trading technology.

Consolidated Financial Highlights

The following summarizes significant changes in our consolidated financial performance for the periods presented (dollars in thousands, except per share amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Total revenues	$716,407	$659,498	9%	$351,213	$325,218	8%
Total operating expenses	$275,809	$265,293	4%	$135,797	$134,336	1%
Operating income	$440,598	$394,205	12%	$215,416	$190,882	13%
Operating margin	62%	60%	2 pts	61%	59%	2 pts
Total other expense, net	$18,959	$14,225	33%	$8,852	$7,194	23%
Income tax expense	$126,562	$125,454	1%	$61,266	$59,316	3%
Effective tax rate	30%	33%	(3 pts )	30%	32%	(2 pts )
Net income attributable to ICE	$291,022	$250,269	16%	$143,157	$121,365	18%
Diluted earnings per share attributable to ICE common shareholders	$3.97	$3.37	18%	$1.95	$1.64	19%
Cash flows from operating activities	$365,569	$321,067	14%

•

Consolidated revenue growth was driven by increased trading volume in our OTC North American natural gas and OTC global oil contracts and our ICE Brent Crude futures and options contracts, trading and clearing fee increases in our agricultural commodity futures and options contracts, and fee increases in various market data services.

•

Consolidated operating expenses for the six months ended June 30, 2012 increased from the comparable period in 2011 primarily due to a $9.0 million increase in our compensation and benefits expenses resulting from an increase in our employee headcount.

•

Consolidated other expenses, net, increased from the comparable periods in 2011 primarily due to an increase in consolidated interest expense resulting from an increase in total debt outstanding. See “Loan Agreements” below.

Recent Developments

As a result of regulatory changes in the United States and the United Kingdom that offer greater certainty and benefits to futures market participants relative to those in the swaps market, we announced in July 2012 our intention to transition all of our OTC cleared energy swaps contracts to futures contracts, including ICE Clear Europe’s open interest in swaps at the time of the transition. The transition to futures will be a phased transition based on swap product type, and we anticipate the transition to be completed in January 2013. The transition from OTC swaps to futures is complex and will require regulatory submissions to and/or approvals from the Commodity Futures Trading Commission, or CFTC, and the Financial Services Authority, or FSA, as well as the devotion of resources by ICE and our participants. Transition of contracts from swaps to futures has precedent within our industry, and we have previously transitioned swaps to futures, having transitioned our OTC WTI crude oil swap to a futures contract in 2006.

Certain of our U.S. OTC cleared energy swaps, including natural gas, electric power, physical environmental and natural gas liquids, will be transitioned to futures and will be listed at ICE Futures Energy, a newly created division of ICE Futures U.S., and will continue to be cleared at ICE Clear Europe. ICE Futures U.S.’s current suite of non-energy products will continue to be cleared at ICE Clear U.S. ICE’s cleared OTC oil swaps will be transitioned to futures and will be listed at ICE Futures Europe with ICE’s other oil futures and will also continue to be cleared at ICE Clear Europe.

In addition, in 2013, ICE Futures U.S. will be moving from its current location to a location without an open-outcry trading floor. Options are the only remaining product that ICE Futures U.S. currently lists that trade on the trading floor and the options trading volume has largely already transitioned to electronic trading. ICE Futures U.S. introduced electronic trading of options on March 28, 2008 and has steadily implemented additional options trading capabilities. In June 2012, over 70% of our options execution was electronic. Open outcry trading of options will cease at the end of October 2012. Once this transition is complete, we will have no remaining open outcry trading floors.

Regulatory Update

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. While the Dodd-Frank Act technically became effective on July 16, 2011, many provisions of the law require the CFTC and the Securities and Exchange Commission, or SEC, to issue final rules before the provisions become effective. Of the final rules issued to date, the most significant rules implement new core principles for derivatives clearing organizations and designated contract markets, institute a new customer margin segregation regime for cleared swaps, and implement aggregate position limits on certain energy, metal and agricultural contracts across trading venues. Many of the new provisions for derivatives clearing organizations became effective earlier this year, with the balance to become effective in the second half of 2012, along with new rules for designated contract markets.

On July 10, 2012, the CFTC and SEC adopted a final rule defining what a “swap” is under the Dodd-Frank Act. This rulemaking confirms and finalizes the compliance dates for key rules previously promulgated under the Dodd-Frank Act, such as the registration of swap dealers and major swap participants, required reporting of swap transactions to a swap data repository and the implementation of aggregate position limits, which were contingent upon the adoption of the final definition of a “swap” by the CFTC and SEC. These rules will be phased in over the next year. On July 24, 2012, the CFTC proposed the first set of swaps subject to mandatory clearing. This proposal includes certain U.S. and European credit default indexes cleared by ICE Clear Credit and ICE Clear Europe, respectively. A final determination with respect to the proposal will be made ninety days after publication of the proposal. Further, final rules determining which other swaps are subject to mandatory clearing and trading and final rules implementing swap execution facilities are expected by the end of this year.

The Financial Stability Oversight Council, a body of U.S. financial regulators created by the Dodd-Frank Act, has finalized rules describing how financial institutions are deemed to be a Systemically Important Financial Market Utility, or SIFMU. In July 2012, one of our U.S. clearing houses, ICE Clear Credit, was designated as a SIFMU. A SIFMU will be subject to additional regulation by the Financial Stability Oversight Council designed to safeguard systemically important market participants.

In addition, the European Union is drafting several pieces of financial reform legislation. The Regulation on OTC Derivatives, Clearing Houses and Trade Repositories (formerly known as the European Market Infrastructure Regulation, or EMIR) requires OTC derivatives to be cleared. The European Commission has published draft revisions to the Markets in Financial Instruments Directive, or MiFID, which are now in negotiation. One proposal contained in the revisions could require open access for clearing houses and execution venues. This could impact the markets by requiring execution venues to allow a choice of clearing venues and clearing houses to accept trades from alternative execution venues rather than a clearing house’s related execution venue. Another proposal would require firms to offer financial or commodity indexes on reasonable commercial terms, eliminating the ability of exchanges or clearing houses to have exclusive rights to a European index. In addition, MiFID will require that exchanges have position limits or equivalent methods, such as position accountability, to prevent market abuse. While the exact nature of these limits is not yet certain this would for the first time establish position limits at commodities exchanges in the European Union. Finally, a law on short selling and CDS provides for a prohibition on naked sovereign CDS positions.

Finally, the Federal Reserve Board has proposed regulation YY, which represents the U.S. implementation of the Basel III capital accords. Regulation YY is intended to limit bank holding companies’ exposure to any single counterparty. In its current proposal form, however, the regulation could be read to limit a bank’s ability to hold cleared positions at a derivatives clearing organization. Market participants and clearing houses, including ICE, are submitting comments requesting that the Federal Reserve Board clarify that central counterparties should not be captured by this rule in light of the mandatory clearing requirements of the Dodd-Frank Act.

We believe the availability of and increasing requirements for central counterparty clearing for futures and OTC contracts has supported, and will continue to support, the liquidity and participation in our marketplaces. We also believe that we have adequate flexibility in our market structure to adapt to future changes. For example, we have facilitated the move of many swap contracts to clearing, established position limits in our markets and brought increased market transparency ahead of the requirements established by the implementation of global financial reform. Nonetheless, the developing rules and laws may impact the way our markets operate in the future in a manner that we cannot foresee.

For additional information regarding the Dodd-Frank Act and other regulations affecting our business, see Part II, Item 1(A) “Risk Factors” included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and Item 1 “Business — Regulation” and Item 1(A) “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K, as filed with the SEC on February 8, 2012.

Variability in Quarterly Comparisons

In addition to general economic conditions and liquidity in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors. These factors include price volatility, geopolitical events, economic conditions, weather, disasters, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, seasonality and the number of trading days in a given period. Further, we periodically make adjustments to our contract specifications and we recently introduced new versions of our ICE Brent Crude and ICE Gasoil futures contracts alongside our existing contracts. Changes to contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying physical commodity and may result in fluctuations in trading volume. These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

Segment Reporting

For financial reporting purposes, our business is currently divided into two reportable business segments: our futures segment and our global OTC segment. Our futures segment includes our futures markets, in which we offer trading and clearing in standardized derivative contracts on our regulated exchanges and clearing houses. Our global OTC segment includes our OTC markets, comprised of energy markets and credit derivatives, in which we offer electronic trading, clearing and brokerage services. We previously reported a third business segment, the market data segment, representing our futures and OTC market data services. In the first quarter of 2012, we changed the manner in which we internally present operating results to our chief operating decision maker. The new reporting presentation allocates fees earned and expenses incurred from market data activities in our futures and OTC business to the respective segments in which it is generated, rather than reporting separately, and the intercompany fees and expenses have been eliminated. These changes were made as this is reflective of how our chief operating decision maker reviews and operates the businesses. Market data revenues and expenses are now included with the appropriate futures or OTC segment, and prior period amounts have been adjusted to reflect these changes. For a discussion of these segments and related financial disclosure, refer to Note 11 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Our Futures Segment

The following table presents selected statement of income data for our futures segment (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures and options	$109,073	$95,155	15%	$58,875	$46,593	26%
ICE Gasoil futures and options	48,932	49,009	—	23,943	22,235	8
Sugar futures and options	45,967	38,112	21	24,472	20,423	20
ICE ECX emission futures and options	29,781	29,300	2	14,059	15,049	(7)
ICE WTI Crude futures and options	16,484	25,417	(35)	7,972	10,695	(25)
Russell Index futures and options	16,354	19,131	(15)	8,275	9,478	(13)
Cotton futures and options	15,276	12,182	25	8,571	5,636	52
Other futures and options	47,142	37,835	25	23,304	18,814	24

Total transaction and clearing fees, net	329,009	306,141	7	169,471	148,923	14

Market data fees	39,704	32,502	22	20,530	16,950	21

Other	4,243	5,315	(20)	1,547	2,722	(43)

Total revenues	372,956	343,958	8	191,548	168,595	14

Operating expenses	130,076	112,569	16	68,632	56,087	22

Operating income	$242,880	$231,389	5%	$122,916	$112,508	9%

In our futures segment, we earn transaction and clearing fees from both counterparties to each futures contract or option on a futures contract that is traded and cleared, based on the volume of the commodity underlying the futures or option contract that is traded and cleared.

Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinationals, to price their crude oil production. Market participants are increasingly relying on the Brent contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 55% and 49% market share of the global oil futures contracts trading for the six months ended June 30, 2012 and 2011, respectively, and a 57% and 50% market share for the three months ended June 30, 2012 and 2011, respectively. Our Gasoil futures contract is also a key refined products benchmark in Europe and Asia.

During the first six months of 2012, the longer term shift toward the Brent Crude contract as the global light sweet crude benchmark continued and our customers favored the ICE Brent Crude contract relative to the ICE WTI Crude contract. During the three months ended June 30, 2012, volume in ICE Brent crude also increased from the prior year period due to growth in our options volumes.

Effective January 1, 2012, we implemented a trading and clearing fee increase on our agricultural commodity futures and options contracts at ICE Futures U.S. as a result of increased regulatory staffing and reporting burdens, the expansion of products developed and listed by the exchange, and significant enhancements in trading and clearing technology completed over the past five years. The agricultural commodity futures and options rate per contract increased to $2.65 per contract for the six months ended June 30, 2012 from $2.26 per contract for the six months ended June 30, 2011. The increase in the sugar and cotton futures and options contract revenues for the six and three months ended June 30, 2012 is primarily due to this fee increase.

The increase in revenues from Other futures and options is primarily due to increased trading volumes in our U.S. heating oil, RBOB gasoline, U.K. natural gas, Dutch natural gas, coal, coffee, cocoa and canola futures and options contracts.

Our futures segment transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $110.9 million and $97.7 million for the six months ended June 30, 2012 and 2011, respectively, and $56.8 million and $47.3 million for the three months ended June 30, 2012 and 2011, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate.

We earn market data user and license revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the six months ended June 30, 2012 and 2011, we recognized $31.8 million and $27.5 million, respectively, in market data user and license fees from data vendors, and $16.5 million and $14.5 million, respectively, during the three months ended June 30, 2012 and 2011. The increase relates to an increase in the number of users, the introduction of new user fees and an increase in the fees charged per user, all of which became effective on January 1, 2012. We also earn market data subscription revenues from futures direct access services, futures terminal fees and futures end-of-day reports.

The increase in operating expenses in our futures segment is primarily due to additional fees and expenses being charged and allocated to our futures segment from our global OTC segment due to higher expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic futures trading and clearing and due to the increased trading volume of the futures segment.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Number of futures and options contracts traded:
ICE Brent Crude futures and options	79,633	66,211	20%	42,723	33,058	29%
ICE Gasoil futures and options	32,504	32,459	—	15,668	14,689	7
Sugar futures and options	18,112	18,018	1	9,636	8,968	7
ICE ECX emission futures and options	3,926	3,335	18	1,859	1,681	11
ICE WTI Crude futures and options	18,443	29,347	(37)	8,575	12,444	(31)
Russell Index futures and options	18,873	19,071	(1)	9,912	9,991	(1)
Cotton futures and options	5,016	4,881	3	2,870	2,199	31
Other futures and options	22,451	17,976	25	11,249	9,308	21

Total	198,958	191,298	4%	102,492	92,338	11%

Futures average daily volume	1,591	1,530	4%	1,627	1,466	11%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of June 30,
	2012	2011	Change
Open interest – futures and options contracts:
ICE Brent Crude futures and options	2,352	1,147	105%
ICE Gasoil futures and options	649	664	(2)
Sugar futures and options	1,121	1,147	(2)
ICE ECX emission futures and options	1,453	1,067	36
ICE WTI Crude futures and options	787	631	25
Russell Index futures and options	476	453	5
Cotton futures and options	404	377	7
Other futures and options	1,738	1,397	24

Total	8,980	6,883	30%

The following table presents key futures transaction volume information, as well as other selected futures operating information (dollars in thousands, except rate per contact amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Futures average daily trading and clearing revenues:
U.K. futures average daily exchange and clearing revenues	$1,765	$1,684	5%	$1,782	$1,584	13%
U.S. and Canadian futures average daily exchange and clearing revenues	867	765	13	908	780	16

Total futures average daily trading and clearing revenues	$2,632	$2,449	7%	$2,690	$2,364	14%

Futures rate per contract:
Energy futures and options rate per contract	$1.56	$1.56	—%	$1.56	$1.57	(1)%
Agricultural commodity futures and options rate per contract	$2.65	$2.26	17%	$2.63	$2.38	11%
Financial futures and options rate per contract	$0.90	$1.01	(11)%	$0.88	$0.96	(8)%

Our Global OTC Segment

The following table presents selected statement of income data for our global OTC segment (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas	$142,914	$124,958	14%	$62,263	$61,127	2%
Credit default swaps	75,924	80,149	(5)	36,099	41,072	(12)
North American power	44,433	46,790	(5)	21,238	22,506	(6)
Global oil and other	32,837	25,690	28	15,873	13,002	22
Electronic trade confirmation	3,763	3,822	(2)	1,864	1,910	(2)

Total transaction and clearing fees, net	299,871	281,409	7	137,337	139,617	(2)

Market data fees	33,853	27,617	23	16,641	13,749	21

Other	9,727	6,514	49	5,687	3,257	75

Total revenues	343,451	315,540	9	159,665	156,623	2

Total operating expenses	145,733	152,724	(5)	67,165	78,249	(14)

Operating income	$197,718	$162,816	21%	$92,500	$78,374	18%

While we charge a monthly OTC market data access fee for our electronic platform, we derive a substantial portion of our OTC revenues from transaction and clearing fees paid by participants based on the underlying commodity volume for each trade that they execute or clear. Our global OTC segment’s transaction and clearing fees increased from the prior periods primarily due to increased trading volume in North American natural gas and global oil contracts. Volume in our North American natural gas markets increased primarily due to increased price volatility, increased natural gas options volume and the ongoing introduction of new cleared OTC products. Volume in our global oil contracts increased primarily due to the demand for clearing and the launch of new cleared global oil contracts during the six months ended June 30, 2012 and throughout the year ended December 31, 2011.

North American natural gas prices declined and remained low during the first six months of 2012, but featured relatively high price volatility compared to historical price and volatility levels. Volatility increased due in part to changes in expectations for the winter heating season and the impact that a small price change has on a low absolute price, which increased trading and hedging opportunities. This was coupled with increased volume in our options products in which customers tend to hedge the underlying with swaps contracts.

CDS trade execution revenues at Creditex decreased to $44.1 million during the six months ended June 30, 2012 from $49.9 million during the six months ended June 30, 2011 and decreased to $20.6 million during the three months ended June 30, 2012 from $24.1 million during the three months ended June 30, 2011. CDS clearing revenues at ICE Clear Credit and ICE Clear Europe increased to $31.8 million during the six months ended June 30, 2012 from $30.3 million during the six months ended June 30, 2011 and decreased to $15.5 million during the three months ended June 30, 2012 from $17.0 million during the three months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, ICE Clear Credit and ICE Clear Europe cleared $5.9 trillion and $4.9 trillion, respectively, of CDS notional value and during the three months ended June 30, 2012 and 2011, cleared $2.9 trillion and $2.7 trillion, respectively.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $87.5 million and $43.5 million for the six months ended June 30, 2012 and 2011, respectively, and $40.3 million and $22.0 million for the three months ended June 30, 2012 and 2011, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the current year periods.

The increase in the OTC market data fees primarily relates to an increase in the monthly view only data access fees, which became effective on January 1, 2012. We also earn market data subscription revenues from OTC daily indexes and OTC end of day reports and we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

The following table presents the number of contracts traded in our OTC energy markets (in thousands, expect for percentages):

	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Number of OTC energy contracts traded:
North American natural gas	217,617	157,814	38%	97,227	78,785	23%
North American power	45,818	32,514	41	21,804	17,535	24
Global oil and other	6,695	4,706	42	3,633	2,404	51

Total	270,130	195,034	39%	122,664	98,724	24%

OTC energy average daily volume	2,161	1,560	39%	1,947	1,567	24%

Of the 45.8 million North American power contracts traded during the six months ended June 30, 2012, 42.3 million contracts, or 92%, represented smaller sized power contracts, which have a lower rate per contract than full sized North American power contracts, compared to 87% of the volume representing small sized contracts during the six months ended June 30, 2011.

The following table presents our quarter-end open interest for our cleared OTC energy contracts (in thousands, except for percentages):

	As of June 30,		Change
	2012	2011
Open interest – cleared OTC energy contracts:
North American natural gas	33,487	19,710	70%
North American power	26,112	21,691	20
Global oil and other	2,364	1,500	58

Total	61,963	42,901	44%

The notional values of the underlying CDS traded in our OTC markets through Creditex were $647 billion and $952 billion for the six months ended June 30, 2012 and 2011, respectively, and $292 billion and $431 billion for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, open interest of $1.7 trillion in notional value of CDS was held at ICE Clear Credit and ICE Clear Europe, compared to $1.5 trillion as of June 30, 2011.

The following table presents the OTC average daily trading and clearing revenues (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Bilateral OTC energy average daily commission revenues	$118	$106	11%	$108	$105	3%
Cleared OTC energy average daily commission and clearing revenues	1,644	1,474	12	1,469	1,429	3

Total OTC energy average daily commission and clearing revenues	1,762	1,580	12	1,577	1,534	3

Global CDS OTC average daily commission and clearing revenues	607	641	(5)	573	652	(12)

Total OTC average daily trading and clearing revenues	$2,369	$2,221	7%	$2,150	$2,186	(2)%

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Compensation and benefits	$132,776	$123,814	7%	$64,700	$62,176	4%
Technology and communication	23,462	23,570	—	11,760	12,045	(2)
Professional services	17,928	16,227	10	8,526	8,422	1
Rent and occupancy	9,377	8,821	6	4,915	4,462	10
Acquisition-related transaction costs	7,709	9,314	(17)	4,246	5,877	(28)
Selling, general and administrative	20,466	17,579	16	9,542	8,517	12
Depreciation and amortization	64,091	65,968	(3)	32,108	32,837	(2)

Total operating expenses	$275,809	$265,293	4%	$135,797	$134,336	1%

Consolidated compensation and benefits expenses increased from the comparable periods in 2011 primarily due to an increase in employee headcount. Headcount increased from 972 employees as of June 30, 2011 to 1,059 employees as of June 30, 2012, an increase of 9%, primarily due to the hiring of new employees for clearing, technology and compliance operations, and due to acquisitions over the last year. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $28.3 million and $26.9 million for the six months ended June 30, 2012 and 2011, respectively, and $14.1 million and $13.2 million for the three months ended June 30, 2012 and 2011, respectively, with the increases primarily relating to a greater number of employees receiving non-cash awards due to the headcount increases.

Consolidated professional services expenses for the six months ended June 30, 2012 increased from the comparable period in 2011 primarily due to costs incurred relating to regulatory matters during the six months ended June 30, 2012, including costs relating to new regulatory requirements imposed by the Dodd-Frank Act.

Consolidated acquisition-related transaction costs decreased from the comparable periods in 2011 primarily due to costs incurred during 2011 relating to the proposed joint acquisition of NYSE Euronext, partially offset by costs incurred during the current year periods relating to a potential acquisition that did not occur and is no longer active. We incurred these costs as part of our acquisition strategy. These costs primarily relate to investment banking, legal, public relations, accounting and tax transaction costs, as well as costs associated with credit facilities and other external costs directly related to proposed or closed transactions. We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth.

Consolidated selling, general and administrative expenses increased from the comparable periods in 2011 primarily due to increases in certain liabilities associated with taxes other than income taxes for the six and three months ended June 30, 2012.

We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $34.6 million and $38.6 million for the six months ended June 30, 2012 and 2011, respectively, and $17.2 million and $18.8 million for the three months ended June 30, 2012 and 2011, respectively. We recorded depreciation expenses on our fixed assets of $29.5 million and $27.4 million for the six months ended June 30, 2012 and 2011, respectively, and $14.9 million and $14.0 million for the three months ended June 30, 2012 and 2011, respectively.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Other income (expense)
Interest and investment income	$682	$1,831	(63)%	$442	$843	(48)%
Interest expense	(19,667)	(15,495)	27	(9,599)	(7,752)	24
Other income (expense), net	26	(561)	n.m.	305	(285)	n.m.

Total other expense, net	($18,959)	($14,225)	33%	($8,852)	($7,194)	23%

Net income attributable to noncontrolling interest	($4,055)	($4,257)	(5%)	($2,141)	($3,007)	(29)%

n.m.	stands for not meaningful.

The increase in consolidated interest expense is primarily due to an increase in the total debt outstanding. See “Loan Agreements” below.

We incurred foreign currency transaction (losses) gains of ($1.7 million) and $515,000 for the six months ended June 30, 2012 and 2011, respectively, and ($297,000) and ($166,000) for the three months ended June 30, 2012 and 2011, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. Also included in other income (expense) is dividend income relating to our Cetip investment, which was $2.6 million and $1.3 million for the six and three months ended June 30, 2012, respectively.

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. As of June 30, 2012, noncontrolling interest relates to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest.

Income Tax Provision

Consolidated income tax expense was $126.6 million and $125.5 million for the six months ended June 30, 2012 and 2011, respectively, and $61.3 million and $59.3 million for the three months ended June 30, 2012 and 2011, respectively. Our effective tax rate was 30% and 33% for the six months ended June 30, 2012 and 2011, respectively, and 30% and 32% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rates are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. The United Kingdom reduced corporate income tax rates from 28% to 26% effective April 1, 2011 and to 25% from 26% effective April 1, 2012. The effective tax rates for the six and three months ended June 30, 2012 are lower than the effective tax rate for the comparable periods in 2011 primarily due to these foreign income rate reductions and the increase in income from foreign jurisdictions relative to the United States.

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

	Three Months Ended,
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures and options	$58,875	$50,198	$46,858	$48,158	$46,593
ICE Gasoil futures and options	23,943	24,989	25,072	25,418	22,235
Sugar futures and options	24,472	21,495	11,793	19,255	20,423
ICE ECX emission futures and options	14,059	15,722	17,252	16,928	15,049
ICE WTI Crude futures and options	7,972	8,512	9,195	10,096	10,695
Russell Index futures and options	8,275	8,079	9,223	11,680	9,478
Cotton futures and options	8,571	6,705	4,772	3,953	5,636
Other futures and options	23,304	23,838	18,800	19,516	18,814
OTC:
North American natural gas	62,263	80,651	67,116	62,699	61,127
Credit default swaps	36,099	39,825	41,311	45,543	41,072
North American power	21,238	23,195	19,499	22,317	22,506
Global oil and other	15,873	16,964	14,540	14,048	13,002
Electronic trade confirmation	1,864	1,899	1,876	1,899	1,910
Market data fees	37,171	36,386	32,625	32,212	30,699
Other	7,234	6,736	7,283	7,056	5,979

Total revenues	351,213	365,194	327,215	340,778	325,218

Operating expenses:
Compensation and benefits	64,700	68,076	62,650	64,137	62,176
Technology and communication	11,760	11,702	11,989	12,316	12,045
Professional services	8,526	9,402	9,861	8,743	8,422
Rent and occupancy	4,915	4,462	5,138	5,107	4,462
Acquisition-related transaction costs	4,246	3,463	864	5,446	5,877
Selling, general and administrative(1)	9,542	10,924	8,716	7,885	8,517
Depreciation and amortization	32,108	31,983	33,189	33,095	32,837

Total operating expenses	135,797	140,012	132,407	136,729	134,336

Operating income	215,416	225,182	194,808	204,049	190,882
Other expense, net(1)	8,852	10,107	10,830	7,998	7,194
Income tax expense(1)	61,266	65,296	53,711	59,103	59,316

Net income	$145,298	$149,779	$130,267	$136,948	$124,372

Net income attributable to noncontrolling interest	(2,141)	(1,914)	(3,494)	(4,317)	(3,007)

Net income attributable to ICE	$143,157	$147,865	$126,773	$132,631	$121,365

(1)	Accounting guidance permits interest and penalties related to unrecognized income tax benefits to be classified either as income tax expense or another appropriate expense classification in the consolidated statements of income. Historically, we have classified interest related to uncertain income tax positions as a component of interest expense and penalties as a component of selling, general and administrative expenses. As of January 1, 2012, we changed our classification of interest and penalties to classify both of these items as income tax expense in the consolidated statements of income for the six and three months ended June 30, 2012 and we retrospectively adjusted all other prior period consolidated statements of income to reflect these changes. For additional information on this change in accounting policy, refer to Note 2 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Consolidated cash and cash equivalents were $1.1 billion and $822.9 million as of June 30, 2012 and December 31, 2011, respectively. We had $381.2 million and $451.1 million in long-term investments as of June 30, 2012 and December 31, 2011, respectively, and $245.9 million and $217.5 million in short-term and long-term restricted cash as of June 30, 2012 and December 31, 2011, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of June 30, 2012, the amount of unrestricted cash held by our non-U.S. subsidiaries was $489.9 million and is considered to be indefinitely reinvested overseas such that no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. If these funds are needed for our operations in the United States, any distribution of these non-U.S. earnings may be subject to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, if any, and withholding taxes payable to the various non-U.S. countries. However, we do not have any current needs or foreseeable plans other than to indefinitely reinvest these funds within our non-U.S. subsidiaries.

As of June 30, 2012, we have $331.1 million remaining under the authorization by our board of directors to repurchase shares of our common stock. During the six months ended June 30, 2012, we repurchased 27,700 shares of our common stock on the open market at a cost of $3.3 million. Since 2008, we have repurchased 5.7 million shares of our common stock on the open market at a cost of $568.9 million. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of the repurchases, if any, will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$365,569	$321,067
Investing activities	(61,379)	(31,606)
Financing activities	(45,674)	(154,665)
Effect of exchange rate changes	553	86

Net increase in cash and cash equivalents	$259,069	$134,882

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $44.5 million increase in net cash provided by operating activities for the six months ended June 30, 2012 from the comparable period in 2011 is primarily due to the $40.6 million increase in our net income for the six months ended June 30, 2012, from the comparable period in 2011, the timing of various tax payments during the quarters, and to fluctuations in working capital.

Investing Activities

Consolidated net cash used in investing activities for the six months ended June 30, 2012 and 2011 primarily relates to capitalized software development costs, capital expenditures and changes in the restricted cash balances. We had capitalized software development expenditures of $17.4 million and $15.8 million for the six months ended June 30, 2012 and 2011, respectively, and we had capital expenditures of $15.6 million and $14.0 million for the six months ended June 30, 2012 and 2011, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses. We had net increases (decreases) in restricted cash of $28.4 million and ($3.1 million) for the six months ended June 30, 2012 and 2011, respectively, with the current year increases related to Financial Services Authority mandated changes in the calculations of regulatory capital at ICE Futures Europe and ICE Clear Europe as well as additional costs incurred at both of these companies due to growth of these businesses.

Financing Activities

Consolidated net cash used in financing activities for the six months ended June 30, 2012 primarily relates to $25.0 million in repayments under the credit facilities, $15.2 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $7.5 million in distributions of profits to the noncontrolling interest holders. Consolidated net cash used in financing activities for the six months ended June 30, 2011 primarily relates to $121.3 million in repayments under the credit facilities, $25.0 million in repurchases of common stock and $10.3 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. See “Loan Agreements” below.

Loan Agreements

On November 9, 2011, we entered into new aggregate $2.6 billion senior unsecured credit facilities, or the New Credit Facilities. The New Credit Facilities include an option for us to propose an increase in the aggregate amount available by $400.0 million during the term of the New Credit Facilities. The New Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of June 30, 2012, no amounts have been borrowed under the Revolving Facility. The New Credit Facilities mature on November 9, 2016. As of June 30, 2012, we have a LIBOR-rate loan with a stated interest rate of 1.49% per annum related to the $462.5 million that is outstanding under the Term Loan Facility.

Simultaneously with entering into the New Credit Facilities on November 9, 2011, we also entered into a note purchase agreement, the Note Purchase Agreement, with various institutional investors providing for the sale of $400.0 million aggregate principal amount of our senior notes, consisting of $200.0 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018, and $200.0 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021.

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

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make operational capital expenditures and to capitalize software development costs ranging between $28 million and $31 million for the second half of 2012, which we believe will support the enhancement of our technology and the continued expansion of our futures, OTC and market data businesses. In addition, we currently expect $7 million to $9 million in capital expenditures for the second half of 2012 on real estate costs associated with consolidating multiple locations in New York into a combined office.

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of June 30, 2012. We are obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund and the date for this remaining contribution has not yet been determined.

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

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of June 30, 2012 (in thousands):

			Payments Due by Years Ending December 31,
	Total	Payments due for Remainder of 2012	2013 and 2014	2015 and 2016	Thereafter
Contractual Obligations:
Short-term and long-term debt and interest	$1,026,024	$37,310	$153,579	$374,228	$460,907
Russell licensing agreement (minimum annual payments)	105,000	10,000	40,000	40,000	15,000
Commitment to fund ICE Clear Europe CDS guaranty funds	40,000	—	40,000	—	—
Operating leases	220,252	10,384	44,673	29,160	136,035
Other liabilities	14,651	6,171	6,472	2,008	—

Total contractual cash obligations	$1,405,927	$63,865	$284,724	$445,396	$611,942

In May 2012, we entered into an operating lease for office space in New York City. The initial lease term, which is expected to become effective in November 2012, will end on the 15th anniversary of the effective date. The lease contains two 5-year renewal options beginning on the expiration of the initial lease term.

We have excluded from the contractual obligations and commercial commitments table above $34.7 billion in cash margin deposits and guaranty funds’ liabilities. Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty funds are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. See note 8 to our consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q for additional information on our clearing houses and the margin deposits and guaranty funds’ liabilities.

We have also excluded unrecognized tax benefits, or UTBs, from the contractual obligations and commercial commitments table above. As of June 30, 2012, our cumulative UTBs were $31.4 million. Accrued interest and penalties related to UTBs were $6.2 million as of June 30, 2012. We are under continuous examination by various tax authorities. We are uncertain about the timing or amount, if any, of cash settlement that might be assessed by a tax authority.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New and Recently Adopted Accounting Pronouncements

In the second quarter of 2012, there were no significant new and recently adopted accounting pronouncements that are applicable to us.

Critical Accounting Policies and Estimates

In the second quarter of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of June 30, 2012 and December 31, 2011, our cash and cash equivalents, long-term investments and short-term and long-term restricted cash were $1.7 billion and $1.5 billion, respectively, of which $544.6 million and $607.3 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $1.5 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash. As discussed below, changes in the Cetip investment, which is held in Brazilian reais and is valued at $381.2 million as of June 30, 2012, does not impact earnings.

As of June 30, 2012, we had $862.5 million in outstanding indebtedness, of which $400.0 million relates to the Senior Notes and is at fixed interest rates and $462.5 million relates to the Term Loan Facility which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $4.6 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Term Loan Facility are currently reset on a monthly basis.

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

Of our consolidated revenues, 10% and 11% were denominated in pounds sterling, euros or Canadian dollars for the six months ended June 30, 2012 and 2011, respectively, and 10% and 11% during the three months ended June 30, 2012 and 2011, respectively. Of our consolidated operating expenses, 22% and 19% were denominated in pounds sterling or Canadian dollars for the six months ended June 30, 2012 and 2011, respectively, and 19% during both the three months ended June 30, 2012 and 2011. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. The pound sterling and euro exchange rates decreased relative to the U.S dollar by 2% and 7%, respectively, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. These decreases in the exchange rates resulted in a $5.1 million decrease in our consolidated revenues and a $1.4 million decrease in our consolidated expenses for the six months ended June 30, 2012.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. We had foreign currency transaction gains (losses) of ($1.7 million) and $515,000 for the six months ended June 30, 2012 and 2011, respectively, and ($297,000) and ($166,000) for the three months ended June 30, 2012 and 2011, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2012 would result in a foreign currency transaction loss of $3.9 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We entered into foreign currency hedging transactions during the six months ended June 30, 2012 and 2011 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 82% and 94% for the six months ended June 30, 2012 and 2011, respectively.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of June 30, 2012 and December 31, 2011, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $53.9 million and $44.2 million, respectively. The $9.7 million increase was primarily due to foreign currency translation adjustments relating to a portion of the CLE goodwill and other intangible assets that are allocated to our U.K. subsidiaries, due to an increase in the pound sterling to the U.S. dollar exchange rate from December 31, 2011 to June 30, 2012.

The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.6166 for the six months ended June 30, 2011 to 1.5760 for the six months ended June 30, 2012. The average exchange rate of the euro to the U.S. dollar decreased from 1.4031 for the six months ended June 30, 2011 to 1.2966 for the six months ended June 30, 2012. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar increased from 1.5533 as of December 31, 2011 to 1.5704 as of June 30, 2012. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.2948 as of December 31, 2011 to 1.2663 as of June 30, 2012. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.9798 as of December 31, 2011 to 0.9835 as of June 30, 2012.

Our investment in Cetip was recorded as an available-for-sale investment and was made in and the shares are valued in Brazilian reais. As of June 30, 2012, the fair value of the equity security investment was $381.2 million, which was classified as a long-term investment in our consolidated balance sheet. The accumulated unrealized loss of $132.9 million as of June 30, 2012 was recorded as a component of accumulated other comprehensive income (loss) and included an unrealized loss of $70.0 million for the six months ended June 30, 2012. The accumulated unrealized loss resulted from a $10.0 million decrease in the stock price of Cetip from the investment date of July 15, 2011 through June 30, 2012 and $122.9 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar during this same period of time. The unrealized loss for the six months ended June 30, 2012 relates to a $33.9 million decrease in the stock price of Cetip from December 31, 2011 to June 30, 2012 and $36.0 million in foreign currency translation losses. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations.

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

a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2011 Form 10-K, as well as the additional risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

As a result of regulatory changes, we intend to transition ICE’s OTC energy swaps, including natural gas, electric power, global oil, physical environmental and natural gas liquids, to futures. The transition of these OTC swaps to futures is complex and failure to successfully transition our OTC energy swaps business to futures could result in a significant decrease in our trading volume, liquidity and profitability, as well as reputational damage.

Since 2000, we have operated a global electronic market for trading OTC energy swaps. Since the financial crisis in 2008, the U.S. and other major financial jurisdictions have passed laws, or are currently considering laws, that fundamentally impact the way swaps markets operate and the way our OTC swaps business would operate, and over the last two years, regulators have been promulgating rules to implement the Dodd-Frank Act. Under proposed and final rules related to the trading and clearing of swaps, we believe there will be greater costs, complexity and regulatory burdens on market operators and end users to participate in the swaps market as compared to transacting in the futures market. In addition, futures transactions have historically had several advantages over OTC swap transactions, including more favorable tax treatment, a broader pool of potential participants, and a greater level of inclusion in commodity indexes and exchange traded funds relative to swaps. Due to the additional advantages that futures have over swaps as a result of regulatory changes, we intend to transition all of our U.S. OTC natural gas, electric power, physical environmental and natural gas liquid cleared swaps to futures contracts that will be listed on ICE Futures U.S. pursuant to a newly created Energy Division, and will continue to clear these contracts at ICE Clear Europe. In addition, we intend to transition all of our cleared OTC global oil swaps to futures contracts that will be listed on ICE Futures Europe, and will continue to clear these contracts at ICE Clear Europe.

We believe that for our business to continue to grow and succeed, we must create and maintain liquid marketplaces in our products that satisfy regulatory requirements, while still providing the necessary functionality, performance, efficiency, reliability and speed to retain our existing customers (which primarily comprise end users of commodities) and to attract new customers. We believe the transition of swaps to futures contracts is necessary to remain competitive, but the process to complete the transition is complex and involves risks. We do not control all of the risks and we cannot make assurances that the transition to futures contracts will succeed or that our participants will continue to trade the new futures contracts in a manner similar to the level of trading activity for our swaps contracts. Our primary competitor already lists competing futures products and other competitors have and may continue to introduce similar products in the future.

The transition from swaps to futures will also require regulatory submissions to and/or approvals from the CFTC and FSA. These approvals include the transition of open swaps positions in our clearing house to futures, and an order permitting ICE Clear Europe to commingle and net U.S. futures, foreign futures and swaps in a customer account to reduce margin requirements. We cannot assure you that we will receive the necessary regulatory approvals or receive them on a timely basis to transition our swaps contracts to futures.

The transition from swaps to futures will require significant effort and coordination by ICE and its participants in a tight timeline. ICE and its participants will be required to dedicate financial and business resources to implement these changes. We cannot assure you our participants will dedicate the time and resources necessary to make the necessary technology, regulatory and other changes to implement the conversion to futures. In addition, ICE and its participants are already working on changes that are required to be implemented under the Dodd-Frank Act and the regulatory changes in Europe, and we and they may not have sufficient resources to implement these changes and our transition to futures on a timely basis.

If the transition to futures is not successful, we may not be able to maintain our market share and liquidity in these products and may suffer significant reputational damage. Further, our competitive position could be permanently impaired if the new futures contracts are not successful or if trading volumes decline because our participants elect to trade in another venue or curtail their trading activity. As a result, ICE’s revenue and net income may be lower than it would have been if we continued to operate our swaps markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of IntercontinentalExchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended June 30, 2012.

Period (2012)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
April 1 – April 30	—	$—	—	$334.4
May 1 – May 31	—	$—	—	$334.4
June 1 – June 30	27,700	$118.76	2,515,641	$331.1
Total	27,700	$118.76	2,515,641	$331.1

(1)

As previously announced, in February 2010 our board of directors authorized us to repurchase up to $300.0 million in our common stock. During September 2011, our board of directors authorized us to repurchase up to an additional $300.0 million in our common stock, which was in addition to the $81.4 million that was still available to be repurchased under the February 2010 authorization at that time. As of the beginning of the second quarter of 2012, we had $334.4 million available in stock repurchases.

These stock repurchase authorizations do not have an expiration date. Under a trading plan adopted in compliance with Rule 10b5-1 under the Securities Exchange Act, we repurchased $3.3 million worth of our common stock through open market purchases during the quarter ended June 30, 2012. Under our Rule 10b5-1 trading plan, we may purchase additional shares of our common stock in the future outside of open trading window periods subject to the terms of the plan. Our repurchase program may be suspended or discontinued at any time without prior notice.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: August 1, 2012	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)