Form 10-Q
period 2012-09-30
INTERCONTINENTALEXCHANGE INC
filed 2012-11-05
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of October 29, 2012, the number of shares of the registrant’s Common Stock outstanding was 72,718,741 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2012

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,241,176	$822,949
Short-term restricted cash	80,570	52,982
Customer accounts receivable, net of allowance for doubtful accounts of $1,170 and $2,557 at September 30, 2012 and December 31, 2011, respectively	148,897	136,331
Margin deposits and guaranty funds	32,530,788	31,555,831
Prepaid expenses and other current assets	33,064	37,298

Total current assets	34,034,495	32,605,391

Property and equipment, net	140,926	130,962

Other noncurrent assets:
Goodwill	1,936,796	1,902,984
Other intangible assets, net	816,626	854,374
Long-term restricted cash	164,950	164,496
Long-term investments	414,529	451,136
Other noncurrent assets	31,762	38,521

Total other noncurrent assets	3,364,663	3,411,511

Total assets	$37,540,084	$36,147,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$83,725	$65,964
Accrued salaries and benefits	47,020	58,248
Current portion of licensing agreement	19,249	19,249
Current portion of long-term debt	50,000	50,000
Income taxes payable	36,878	22,614
Margin deposits and guaranty funds	32,530,788	31,555,831
Other current liabilities	42,682	28,408

Total current liabilities	32,810,342	31,800,314

Noncurrent liabilities:
Noncurrent deferred tax liability, net	216,028	235,889
Long-term debt	800,000	837,500
Noncurrent portion of licensing agreement	67,473	80,084
Other noncurrent liabilities	40,282	31,736

Total noncurrent liabilities	1,123,783	1,185,209

Total liabilities	33,934,125	32,985,523

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 79,803 and 79,247 shares issued at September 30, 2012 and December 31, 2011, respectively; 72,818 and 72,425 shares outstanding at September 30, 2012 and December 31, 2011, respectively	798	792
Treasury stock, at cost; 6,985 and 6,822 shares at September 30, 2012 and December 31, 2011, respectively	(664,389)	(644,291)
Additional paid-in capital	1,887,354	1,829,181
Retained earnings	2,379,200	1,957,096
Accumulated other comprehensive loss	(27,104)	(21,253)

Total IntercontinentalExchange, Inc. shareholders’ equity	3,575,859	3,121,525
Noncontrolling interest in consolidated subsidiaries	30,100	40,816

Total equity	3,605,959	3,162,341

Total liabilities and equity	$37,540,084	$36,147,864

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Transaction and clearing fees, net	$908,057	$889,060	$279,177	$301,510
Market data fees	109,504	92,331	35,947	32,212
Other	22,033	18,885	8,063	7,056

Total revenues	1,039,594	1,000,276	323,187	340,778

Operating expenses:
Compensation and benefits	194,596	187,951	61,820	64,137
Technology and communications	34,535	35,886	11,073	12,316
Professional services	25,741	24,970	7,813	8,743
Rent and occupancy	14,544	13,928	5,167	5,107
Acquisition-related transaction costs	9,994	14,760	2,285	5,446
Selling, general and administrative	28,580	25,464	8,114	7,885
Depreciation and amortization	96,955	99,063	32,864	33,095

Total operating expenses	404,945	402,022	129,136	136,729

Operating income	634,649	598,254	194,051	204,049

Other income (expense):
Interest and investment income	1,014	2,219	332	388
Interest expense	(29,112)	(23,623)	(9,445)	(8,128)
Other expense, net	(253)	(819)	(279)	(258)

Total other expense, net	(28,351)	(22,223)	(9,392)	(7,998)

Income before income taxes	606,298	576,031	184,659	196,051
Income tax expense	177,114	184,557	50,552	59,103

Net income	$429,184	$391,474	$134,107	$136,948

Net income attributable to noncontrolling interest	(7,080)	(8,574)	(3,025)	(4,317)

Net income attributable to IntercontinentalExchange, Inc.	$422,104	$382,900	$131,082	$132,631

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$5.80	$5.22	$1.80	$1.81

Diluted	$5.76	$5.17	$1.79	$1.80

Weighted average common shares outstanding:
Basic	72,729	73,335	72,789	73,139

Diluted	73,339	74,057	73,411	73,836

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Net income	$429,184	$391,474	$134,107	$136,948

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	30,715	295	21,018	(19,246)
Change in fair value of cash flow hedges	—	1,177	—	380
Change in fair value of available-for-sale securities	(36,566)	(113,883)	33,359	(113,883)

Other comprehensive income (loss)	(5,851)	(112,411)	54,377	(132,749)

Comprehensive income	$423,333	$279,063	$188,484	$4,199

Comprehensive income attributable to noncontrolling interest	(7,080)	(8,574)	(3,025)	(4,317)

Comprehensive income (loss) attributable to IntercontinentalExchange, Inc.	$416,253	$270,489	$185,459	$(118)

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) from			Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
							Foreign Currency Translation	Available- For-Sale Securities	Cash Flow Hedges
	Shares	Value	Shares	Value
Balance, January 1, 2011	78,449	$785	(5,146)	$(453,822)	$1,745,424	$1,447,423	$41,755	$—	$(4,015)	$39,215	$2,816,765
Other comprehensive income (loss)	—	—	—	—	—	—	2,406	(62,964)	1,565	—	(58,993)
Exercise of common stock options	342	3	—	—	9,167	—	—	—	—	—	9,170
Stock consideration issued for previous acquisition	112	1	—	—	13,336	—	—	—	—	—	13,337
Repurchases of common stock	—	—	(1,551)	(175,196)	—	—	—	—	—	—	(175,196)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(15,278)	—	—	—	—	—	—	(15,278)
Stock-based compensation	—	—	—	—	56,535	—	—	—	—	—	56,535
Issuance of restricted stock	344	3	—	5	(8)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	4,727	—	—	—	—	—	4,727
Distributions of profits to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,467)	(10,467)
Net income attributable to noncontrolling interest	—	—	—	—	—	(12,068)	—	—	—	12,068	—
Net income	—	—	—	—	—	521,741	—	—	—	—	521,741

Balance, December 31, 2011	79,247	792	(6,822)	(644,291)	1,829,181	1,957,096	44,161	(62,964)	(2,450)	40,816	3,162,341
Other comprehensive income (loss)	—	—	—	—	—	—	30,715	(36,566)	—	—	(5,851)
Exercise of common stock options	195	2	—	—	6,958	—	—	—	—	—	6,960
Repurchases of common stock	—	—	(27)	(3,290)	—	—	—	—	—	—	(3,290)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(136)	(16,808)	—	—	—	—	—	—	(16,808)
Stock-based compensation	—	—	—	—	44,319	—	—	—	—	—	44,319
Issuance of restricted stock	361	4	—	—	(4)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	5,892	—	—	—	—	—	5,892
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(11,973)	(11,973)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	1,008	—	—	—	—	(5,823)	(4,815)
Net income attributable to noncontrolling interest	—	—	—	—	—	(7,080)	—	—	—	7,080	—
Net income	—	—	—	—	—	429,184	—	—	—	—	429,184

Balance, September 30, 2012	79,803	$798	(6,985)	$(664,389)	$1,887,354	$2,379,200	$74,876	$(99,530)	$(2,450)	$30,100	$3,605,959

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$429,184	$391,474

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,955	99,063
Amortization of debt issuance costs	3,147	4,572
Stock-based compensation	39,981	40,494
Deferred taxes	(19,949)	(7,279)
Excess tax benefits from stock-based compensation	(5,885)	(2,869)
Other	(310)	657
Changes in assets and liabilities:
Customer accounts receivable	(10,972)	(45,211)
Prepaid expenses and other current assets	6,527	(12,184)
Noncurrent assets	3,855	(378)
Income taxes payable	20,260	74,536
Accounts payable, accrued salaries and benefits, and other accrued liabilities	9,921	(2,090)

Total adjustments	143,530	149,311

Net cash provided by operating activities	572,714	540,785

Investing activities
Capital expenditures	(23,745)	(19,447)
Capitalized software development costs	(26,205)	(23,144)
Cash paid for acquisitions, net of cash acquired	(18,250)	(3,200)
Purchase of cost and equity method investments	—	(3,793)
Purchases of available-for-sale investments	43	(514,097)
Proceeds from sales of available-for-sale investments	—	1,999
Decrease (increase) in restricted cash	(27,657)	11,198

Net cash used in investing activities	(95,814)	(550,484)

Financing activities
Proceeds from credit facilities	—	210,000
Repayments of credit facilities	(37,500)	(187,000)
Excess tax benefits from stock-based compensation	5,885	2,869
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(16,808)	(11,504)
Repurchases of common stock	(3,290)	(125,208)
Purchase of subsidiary shares from noncontrolling interest	(4,005)	—
Distributions of profits to noncontrolling interest	(11,973)	(10,467)
Proceeds from exercise of common stock options	6,960	6,627

Net cash used in financing activities	(60,731)	(114,683)

Effect of exchange rate changes on cash and cash equivalents	2,058	(107)

Net increase (decrease) in cash and cash equivalents	418,227	(124,489)
Cash and cash equivalents, beginning of period	822,949	621,792

Cash and cash equivalents, end of period	$1,241,176	$497,303

Supplemental cash flow disclosure
Cash paid for income taxes	$170,507	$122,627

Cash paid for interest	$17,585	$12,053

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

•

ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the agricultural, energy, equity index and currency futures and options markets;

•

ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets;

•	ICE U.S. OTC Commodity Markets, LLC, an OTC exempt commercial market (“ECM”) for physical energy contracts;

•	Creditex Group Inc. (“Creditex”), which operates in the OTC CDS trade execution markets; and

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the nine months and three months ended September 30, 2012 are not necessarily indicative of the expected results for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and controlled subsidiaries have been eliminated in consolidation.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company plans to adopt this standard as of December 31, 2012, and is currently evaluating what impact, if any, the adoption of this standard will have on its consolidated financial statements.

Change in Accounting Policy

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or another appropriate expense classification in the consolidated statements of income. Historically, the Company has classified interest related to uncertain income tax positions as a component of interest expense and penalties as a component of selling, general and administrative expenses. As of the first quarter of 2012, the Company changed its classification of interest and penalties to classify both of these items as income tax expense in the accompanying consolidated statements of income for the nine months and three months ended September 30, 2012 and 2011.

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

Prior to the change, the Company reported $404,000 of net interest income on uncertain income tax positions as a component of other expense, net for the three months ended September 30, 2011, and, for the nine months ended September 30, 2011, $675,000 of net interest expense on uncertain tax positions as a component of other expense, net and a reduction of $271,000 in the Company’s liability for penalties on uncertain tax positions as a reduction of selling, general and administrative expense. The retrospective application of the voluntary accounting change increased other expense, net by $404,000 and decreased income tax expense by $404,000 for the three months ended September 30, 2011. The retrospective application of the voluntary accounting change decreased other expense, net and increased selling, general and administrative expense by $675,000 and $271,000, respectively, for the nine months ended September 30, 2011 and decreased operating income by $271,000 and increased income tax expense by $404,000 for the nine months ended September 30, 2011.

In relation to the three months ended September 30, 2012, had the Company not made this voluntary change in accounting principle with respect to interest and penalties related to uncertain income tax positions, then interest expense would have been higher by $308,000 and income tax expense would have been lower by $308,000. In relation to the nine months ended September 30, 2012, had the Company not made this voluntary change in accounting principle with respect to interest and penalties related to uncertain tax positions, then interest expense would have been higher by $1.6 million and income tax expense would have been lower by $1.6 million.

3.	Short-Term and Long-Term Restricted Cash

The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets.

As a Recognized Investment Exchange, ICE Futures Europe is required by the Financial Services Authority (“FSA”) in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of September 30, 2012 and December 31, 2011, this amount was equal to $18.1 million and $14.9 million, respectively, and such amounts are reflected as short-term restricted cash in the accompanying consolidated balance sheets. As a Recognized Clearing House, ICE Clear Europe is also required by the FSA to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of September 30, 2012 and December 31, 2011, this amount for ICE Clear Europe was equal to $33.7 million and $9.0 million, respectively, and such amounts are reflected as short-term restricted cash in the accompanying consolidated balance sheets. The calculations of the six months of operating expenditures at ICE Futures Europe and ICE Clear Europe are performed once a year and were completed and approved by the FSA during the quarter ended June 30, 2012. These updated calculations resulted in increases in the restricted cash balances due to FSA mandated changes in the calculations as well as additional costs incurred at both ICE Futures Europe and ICE Clear Europe due to growth of these businesses.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2012 (in thousands):

Goodwill balance at December 31, 2011	$1,902,984
Acquisition	16,236
Foreign currency translation	18,609
Other activity	(1,033)

Goodwill balance at September 30, 2012	$1,936,796

The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2012 (in thousands):

Other intangible assets balance at December 31, 2011	$854,374
Acquisition	3,900
Foreign currency translation	10,102
Amortization of other intangible assets	(51,750)

Other intangible assets balance at September 30, 2012	$816,626

In September 2012, the Company acquired 100% of WhenTech LLC, a technology, software and information provider for option market participants. Its solutions include options valuation, analytics and risk management platforms. The foreign currency translation adjustments in the tables above result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The Company did not recognize any impairment losses on goodwill or other intangible assets during either the nine or three months ended September 30, 2012 and 2011.

5.	Credit Facilities

On November 9, 2011, the Company entered into aggregate $2.6 billion senior unsecured credit facilities (the “Credit Facilities”). The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of September 30, 2012, no amounts have been borrowed under the Revolving Facility. The Credit Facilities mature on November 9, 2016.

As of September 30, 2012, the Company has a LIBOR-rate loan with a stated interest rate of 1.48% per annum related to $450.0 million that remains outstanding under the Term Loan Facility. The Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, which was $2.1 billion as of September 30, 2012, multiplied by an applicable margin rate. The applicable margin rate was 0.175% as of September 30, 2012.

Simultaneous with entering into the Credit Facilities on November 9, 2011, the Company also entered into a note purchase agreement with various institutional investors providing for the sale of $400.0 million aggregate principal amount of Company senior notes, consisting of $200.0 million of the Company’s 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200.0 million of the Company’s 4.69% Senior Notes, Tranche B, due November 9, 2021.

6.	Stock-Based Compensation

The Company currently sponsors employee stock option and restricted stock plans. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of the grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $40.0 million and $40.5 million for the nine months ended September 30, 2012 and 2011, respectively, and $11.7 million and $13.6 million for the three months ended September 30, 2012 and 2011, respectively.

The following is a summary of stock options for the nine months ended September 30, 2012:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2011	1,045,744	$72.34
Granted	102,657	112.15
Exercised	(195,432)	35.62
Forfeited or expired	(1,406)	106.00

Outstanding at September 30, 2012	951,563	84.12

Details of stock options outstanding as of September 30, 2012 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	951,563	$84.12	5.4	$51,763
Exercisable	792,930	$78.64	4.8	$48,287

The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $18.3 million and $28.0 million, respectively, and was $4.0 million and $9.6 million during the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there were $6.3 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.6 years as the stock options vest.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the nine months ended September 30, 2012 and 2011, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Nine Months Ended September 30,
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

In January 2012, the Company reserved a maximum of 617,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance levels set by the Company’s board of directors and compensation committee for the year ending December 31, 2012. These restricted shares are also subject to a market condition that will reduce the number of shares that are granted above certain performance levels if the Company’s 2012 total shareholder return falls below the 2012 return of the S&P 500 Index. If the Company’s 2012 total shareholder return were to fall below the 2012 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above certain performance levels, depending on the difference in the aforementioned returns. The compensation expense to be recognized under these performance-based restricted shares is $26.7 million if the target financial performance level is met and 246,968 shares vest and $66.8 million if the maximum financial performance level is met and 617,420 shares vest. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable actual 2012 financial performance as compared to the 2012 financial performance levels. As of September 30, 2012, the Company determined that it is probable that the financial performance will be below target for 2012. Based on this assessment as of September 30, 2012, the Company recorded non-cash compensation expense of $10.2 million and $2.1 million for the nine and three months ended September 30, 2012, respectively, related to these shares. Assuming this financial performance level is met through year end, an additional $12.1 million in non-cash compensation expense based on this assessment will be recorded on an accelerated basis over the remaining vesting period, including $3.4 million of which will be recorded during the three months ended December 31, 2012.

The following is a summary of the nonvested restricted shares for the nine months ended September 30, 2012:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2011	834,855	$107.80
Granted	940,109	112.47
Vested	(363,045)	103.98
Forfeited	(34,921)	112.36

Nonvested at September 30, 2012	1,376,998	111.88

Granted restricted stock shares reflected in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual number shares to be issued based upon the achievement of past performance levels. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance levels are met. As of September 30, 2012, there were $59.0 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 1.9 years as the restricted stock vests. These unrecognized compensation costs assume that a below target performance level will be met on the performance-based restricted shares granted in January 2012. During the nine months ended September 30, 2012 and 2011, the total fair value of restricted stock vested under all restricted stock plans was $45.1 million and $31.6 million, respectively.

7.	Income Taxes

The Company’s effective tax rate decreased to 29% for the nine months ended September 30, 2012 from 32% for the nine months ended September 30, 2011. The Company’s effective tax rate decreased to 27% for the three months ended September 30, 2012 from 30% for the three months ended September 30, 2011. The effective tax rates for the nine and three months ended September 30, 2012 and 2011 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2011, the United Kingdom reduced the corporate income tax rate from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012. During the third quarter of 2012, the United Kingdom further reduced the corporate income tax rate from 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. The decrease in the effective tax rates during the current year periods is primarily due to these foreign income rate reductions and the increase in income from foreign jurisdictions relative to the United States.

The Company’s non-U.S. subsidiaries had $1.3 billion in cumulative undistributed earnings as of September 30, 2012. This amount represents the post-income tax earnings under U.S. generally accepted accounting principles adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

8.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of futures and options contracts traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for futures and options contracts traded through ICE Futures Europe, for European CDS contracts submitted for clearing and, prior to October 15, 2012, for the Company’s cleared OTC energy contracts. TCC lists certain OTC benchmark treasury futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

As a result of regulatory changes in the United States that offer greater regulatory certainty and operational benefits to futures market participants relative to those in the swaps market, on October 15, 2012, the Company transitioned all of the open interest in OTC cleared energy swaps contracts to futures contracts. The OTC cleared energy swaps, including North American natural gas, electric power and environmental products, transitioned to futures contracts and are now listed at ICE Futures U.S., and will continue to be cleared at ICE Clear Europe, which has been granted U.S. Derivatives Clearing Organization status. ICE Futures U.S.’s current suite of non-energy products will continue to be cleared at ICE Clear U.S. In addition, the Company’s cleared OTC oil, freight, iron ore and natural gas liquid swaps transitioned to futures contracts and are now listed at ICE Futures Europe with the Company’s other oil futures contracts and will also continue to be cleared at ICE Clear Europe.

Each of the ICE Clearing Houses requires all clearing members to maintain cash on deposit or pledge certain assets, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit or gold to guarantee performance on the clearing members’ open positions. Such amounts in total are known as “original margin.” The ICE Clearing Houses may make intraday original margin calls in circumstances where market conditions require additional protection. The daily profits and losses from and to the ICE Clearing Houses in respect of marking to market open contracts is known as “variation margin”. The ICE Clearing Houses mark all outstanding contracts to market, and therefore pay and collect variation margin, at least once daily, and in some cases multiple times throughout the day. Marking-to-market allows our clearing houses to identify any clearing members that may be unable to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of the ICE Clearing Houses to ensure financial performance of clearing members’ open positions.

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

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract, this allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $40.6 billion as of September 30, 2012, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.4 trillion as of September 30, 2012. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of September 30, 2012.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of September 30, 2012, the ICE Clearing Houses have received or have been pledged $51.7 billion in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $110.0 million and $50.0 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of September 30, 2012 and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient.

As of September 30, 2012, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,368,349	$14,774,460	$29,965	$10,764,779	$1,005	$26,938,558
Unsettled variation margin	6,920	—	989	—	—	7,909
Guaranty Fund	22,699	3,241,246	12,331	2,297,217	5,870	5,579,363
Performance collateral for delivery	—	3,022	1,936	—	—	4,958

Total	$1,397,968	$18,018,728	$45,221	$13,061,996	$6,875	$32,530,788

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

The Company has recorded these cash deposits in the accompanying consolidated balance sheets as current assets with corresponding current liabilities to the clearing members of the relevant ICE Clearing House. All cash, securities and letters of credit are available only to meet the financial obligations of that clearing member to the relevant ICE Clearing House. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are separate legal entities and are not subject to the liabilities of the other ICE Clearing Houses or the obligations of the members of the other ICE Clearing Houses. The amount of these cash deposits may fluctuate due to the types of margin collateral choices available to clearing members and the change in the amount of deposits required. As a result, these assets and corresponding liabilities may vary significantly over time.

Of the $18.0 billion total cash deposits for ICE Clear Europe as of September 30, 2012, the majority of which are held in euros, $10.7 billion relates to futures and OTC energy products and $7.3 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for cleared futures and OTC energy products that is distinct from those associated with cleared OTC European CDS contracts.

The $13.1 billion of ICE Clear Credit cash deposits as of September 30, 2012 primarily represents funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. Of the $18.0 billion of ICE Clear Europe cash deposits as of September 30, 2012, $17.9 billion represent funds invested under reverse repurchase agreements, through a third party custodian bank, with several different counterparty banks, some of which are also our clearing members and are large, commercial financial institutions. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, unsettled variation margin, and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit or gold to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of September 30, 2012 and December 31, 2011, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the other ICE Clearing Houses are detailed below (in thousands):

	As of September 30, 2012					As of December 31, 2011
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit
Original margin:
Government securities at face value	$7,943,764	$5,557,733	$147,020	$—	$3,385,758	$9,266,096	$5,540,494	$70,575	$46,350	$1,082,455
Money market mutual funds	1,013,513	—	—	—	—	1,343,153	—	—	—	—
Letters of credit	—	—	4,575	—	—	—	2,437,300	4,409	—	—
Gold	—	134,976	—	—	—	—	116,356	—	—	—

Total	$8,957,277	$5,692,709	$151,595	$—	$3,385,758	$10,609,249	$8,094,150	$74,984	$46,350	$1,082,455

Guaranty Fund:
Government securities at face value	$254,032	$121,325	$47,323	$4,622	$520,131	$175,868	$274,591	$26,553	$7,222	$495,687
Money market mutual funds	17,343	—	—	—	—	14,614	—	—	—	—

Total	$271,375	$121,325	$47,323	$4,622	$520,131	$190,482	$274,591	$26,553	$7,222	$495,687

The government securities included in the table above for ICE Clear Europe include Spanish and Italian treasury securities against which ICE Clear Europe has applied haircut rates in accordance with its policies, as described above. The market value of these Spanish and Italian treasury securities was $424.8 million and $748.8 million, respectively, as of September 30, 2012, down from $1.2 billion and $2.3 billion, respectively, as of December 31, 2011.

9.	Russell Licensing Agreement

The Company has an exclusive license agreement (the “License Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes through June 2017. In exchange for its license rights, the Company will make annual cash payments based on the annual traded contract volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of September 30, 2012, the net assets related to the License Agreement are $90.5 million and are included in other intangible assets in the accompanying consolidated balance sheet. For the nine months ended September 30, 2012 and 2011, amortization expense relating to the License Agreement was $14.3 million and $15.4 million, respectively, and for both the three months ended September 30, 2012 and 2011, amortization expense was $4.8 million.

As of September 30, 2012, the current and noncurrent liabilities relating to the minimum annual royalty payments under the License Agreement are $19.2 million and $67.5 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the minimum annual payments and the actual minimum annual payments is recorded as interest expense using the effective interest method over the term of the License Agreement. For the nine months ended September 30, 2012 and 2011, interest expense relating to the License Agreement was $4.1 million and $4.6 million, respectively, and for the three months ended September 30, 2012 and 2011, interest expense was $1.3 million and $1.6 million, respectively.

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

In general, the Company uses Level 1 inputs to determine fair value. The Level 1 inputs consist of long-term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. The fair value of the Company’s short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximates market rates as of September 30, 2012 and December 31, 2011. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$414,529	$—	$—	$414,529

Financial instruments measured at fair value on a recurring basis as of December 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$451,136	$—	$—	$451,136

The Company acquired 31.6 million shares, or 12.4%, of the common stock of Cetip, S.A. (“Cetip”) for an aggregate consideration of $514.1 million in cash on July 15, 2011. The Company accounted for its investment in Cetip as an available-for-sale investment. As of September 30, 2012, the fair value of the equity security investment was $414.5 million and was classified as a long-term investment in the Company’s consolidated balance sheet. The accumulated unrealized loss of $99.5 million as of September 30, 2012 was recorded as a component of accumulated other comprehensive income (loss) and included an unrealized loss of $36.6 million for the nine months ended September 30, 2012. The accumulated unrealized loss resulted from $119.7 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from the investment date of July 15, 2011 through September 30, 2012, partially offset by a $20.1 million increase in the value of the Cetip stake during this same period of time. The unrealized loss for the nine months ended September 30, 2012 relates to a $3.8 million decrease in the value of the Cetip stake from December 31, 2011 to September 30, 2012 and $32.8 million in foreign currency translation losses. The investment had an accumulated unrealized gain of $9.2 million as of March 31, 2012. The Company’s investment in Cetip was made in and the shares are valued in Brazilian reais. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations.

The Company did not use Level 2 or 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2012 and December 31, 2011, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $10.1 million and $11.1 million as of September 30, 2012 and December 31, 2011, respectively.

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

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Futures Segment	Global OTC Segment	Total	Futures Segment	Global OTC Segment	Total
Revenues from external customers	$550,191	$489,403	$1,039,594	$519,371	$480,905	$1,000,276
Operating income	364,549	270,100	634,649	356,681	241,573	598,254
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Futures Segment	Global OTC Segment	Total	Futures Segment	Global OTC Segment	Total
Revenues from external customers	$177,235	$145,952	$323,187	$175,412	$165,366	$340,778
Operating income	121,669	72,382	194,051	125,111	78,938	204,049

Revenue from one clearing member of the futures segment comprised 12% of the Company’s futures revenues for the nine months ended September 30, 2012 and revenues from two clearing members of the futures segment both comprised 11% of the Company’s futures revenues for the nine months ended September 30, 2011. Revenue from one clearing member of the futures segment comprised 13% of the Company’s futures revenues for the three months ended September 30, 2012 and revenues from two clearing members of the futures segment both comprised 10% of the Company’s futures revenues for the three months ended September 30, 2011. These clearing members are primarily intermediaries and represent a broad range of principal trading firms. If a clearing member ceased its operations, the Company believes that the trading firms would continue to conduct transactions and would clear those transactions through another clearing member firm. No additional members or customers accounted for more than 10% of the Company’s segment revenues or consolidated revenues for any of the periods presented above.

12.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine months and three months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$422,104	$382,900	$131,082	$132,631

Weighted average common shares outstanding	72,729	73,335	72,789	73,139

Basic earnings per common share	$5.80	$5.22	$1.80	$1.81

Diluted:
Weighted average common shares outstanding	72,729	73,335	72,789	73,139

Effect of dilutive securities:
Stock options and restricted shares	610	722	622	697

Diluted weighted average common shares outstanding	73,339	74,057	73,411	73,836

Diluted earnings per common share	$5.76	$5.17	$1.79	$1.80

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the nine months ended September 30, 2012 and 2011, 225,000 and 248,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect due to the stock option exercise prices being greater than the average market price of the common shares during the relevant periods.

13.	Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Part II, Item 1(A) under the caption “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and in Part I, Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We conduct our regulated U.K.-based energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. We currently operate our OTC energy markets for physical energy contracts through ICE U.S. OTC Commodity Markets as an Exempt Commercial Market under the Commodity Exchange Act and our CDS markets through Creditex, our wholly-owned brokerage business.

ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for North American CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe, for European CDS contracts submitted for clearing and, prior to October 15, 2012, for our cleared OTC energy contracts. Prior to October 15, 2012, ICE Clear U.S. performed the clearing and settlement of all futures and options contracts traded through ICE Futures U.S. See “Recent Events” below.

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

We operate our markets primarily on our electronic platforms. We also operate brokerage desks for CDS and certain of our energy options businesses. We previously offered certain of ICE Futures U.S.’s options markets on both our electronic platform and our New York-based trading floor, but we discontinued open outcry trading in option products in October 2012 and no longer operate open outcry markets. Options on futures contracts for agricultural commodities were the only remaining products listed on our trading floor at the time of transition to exclusive electronic trading, and by September 2012, over 90% of ICE Futures U.S.’s agricultural options execution was electronic. ICE Futures U.S. introduced electronic trading of options in March 2008 and has steadily implemented additional options trading capabilities since that time.

Recent Events

During August 2012, we and Cetip S.A., or Cetip, Latin America’s largest private fixed income depository, launched a Brazilian fixed income trading platform. We announced in April 2012 our agreement with Cetip to develop this platform. The new platform is called “ Cetip | Trader” and it brings together electronic trading, voice confirmation, straight through processing and real-time and historical data that is expected to provide transparency, price formation, and workflow automation to Brazilian fixed income markets. Cetip is responsible for product strategy and the promotion of usage of the platform in Brazil, and we developed the execution platform based on our existing fixed income trading technology. We own 12.4% of the common stock of Cetip.

In September 2012, we acquired 100% of WhenTech LLC, a technology, software and information provider for option market participants. Its solutions include options valuation, analytics and risk management platforms. During September 2012, we also announced an agreement to acquire a majority stake in the derivatives and spot gas business of APX-ENDEX. Under the terms of the agreement, we will acquire 79.12% of the derivatives and spot gas business of APX-ENDEX. Gasunie, a natural gas infrastructure company and an existing shareholder of APX-ENDEX, will retain the remaining 20.88% stake of APX-ENDEX. The APX-ENDEX gas business includes derivatives and spot trading around the Title Transfer Facility (TTF) Virtual Trading Point in the Netherlands, one of continental Europe’s leading natural gas trading hubs, as well as the U.K. On-the-Day Commodity Market (OCM) and the Belgian Zeebrugge Trading Point (ZTP). The transaction consideration will be funded by cash on hand and is expected to close by the end of the first quarter of 2013, subject to regulatory approvals and customary closing conditions.

As a result of regulatory changes in the United States that offer greater regulatory certainty and operational benefits to futures market participants relative to those in the swaps market, on October 15, 2012, we transitioned all of the open interest in OTC cleared energy swaps contracts to futures contracts. Our OTC cleared energy swaps, including North American natural gas, electric power and environmental products, transitioned to futures contracts and are now listed at ICE Futures U.S., and will continue to be cleared at ICE Clear Europe, which has been granted U.S. Derivatives Clearing Organization status. ICE Futures U.S.’s current suite of non-energy products will continue to be cleared at ICE Clear U.S. In addition, ICE’s cleared OTC global oil, freight, iron ore and natural gas liquid swaps transitioned to futures contracts and are now listed at ICE Futures Europe with ICE’s other oil futures contracts and will also continue to be cleared at ICE Clear Europe.

Consolidated Financial Highlights

The following summarizes significant changes in our consolidated financial performance for the periods presented (dollars in thousands, except per share amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Total revenues	$1,039,594	$1,000,276	4%	$323,187	$340,778	(5)%
Total operating expenses	$404,945	$402,022	1%	$129,136	$136,729	(6)%
Operating income	$634,649	$598,254	6%	$194,051	$204,049	(5)%
Operating margin	61%	60%	1 pt	60%	60%	—
Total other expense, net	$28,351	$22,223	28%	$9,392	$7,998	17%
Income tax expense	$177,114	$184,557	(4)%	$50,552	$59,103	(14)%
Effective tax rate	29%	32%	(3) pts	27%	30%	(3) pts
Net income attributable to ICE	$422,104	$382,900	10%	$131,082	$132,631	(1)%
Diluted earnings per share attributable to ICE common shareholders	$5.76	$5.17	11%	$1.79	$1.80	(1)%
Cash flows from operating activities	$572,714	$540,785	6%

•

Consolidated revenue growth of 4% for the nine months ended September 30, 2012, over the comparable period in 2011, was driven primarily by increased contract volume in ICE Brent Crude futures and options and OTC global oil contracts, fee increases relating to our agricultural commodity futures and options contracts, and fee increases for various market data services. The 5% decrease in consolidated revenues for the three months ended September 30, 2012, from the comparable period in 2011, was primarily related to reduced trading volume in our OTC North American natural gas and power contracts and global CDS markets.

•

Consolidated operating expenses for the three months ended September 30, 2012 decreased 6% from the comparable period in 2011 primarily due to a $2.3 million decrease in our compensation and benefits expenses, which primarily resulted from a decrease in bonus and performance-based restricted stock accruals, and a $3.2 million decrease in our acquisition-related transaction costs, which primarily related to costs incurred for the proposed joint acquisition of NYSE Euronext during 2011 and acquisition expenses relating to the Cetip investment that closed in July 2011.

•

Consolidated other expenses, net, increased from the comparable periods in 2011 primarily due to an increase in consolidated interest expense resulting from an increase in total debt outstanding during 2012. See “Loan Agreements” below.

•

Excluding a $4.3 million banking success relating to the closing of our stake in Cetip in July 2011, which is not reflective of our core business performance, consolidated net income attributable to ICE for the nine and three months ended September 30, 2011 would have been $387.2 million and $136.9 million, respectively. See “Non-GAAP Financial Measures” below.

Regulatory Update

United States Regulatory Update

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. While the Dodd-Frank Act technically became effective on July 16, 2011, many provisions of the law require the Commodity Futures Trading Commission, or CFTC, and the Securities and Exchange Commission, or SEC, to issue final rules before the provisions become effective. Of the final rules issued to date, the most significant rules implement new core principles for derivatives clearing organizations and designated contract markets, institute a new customer margin segregation regime for cleared swaps, require registration for swap dealers, and require reporting of swap transactions to swap data repositories. Many of the new provisions for derivatives clearing organizations became effective earlier this year, with the balance to become effective before the end of 2012. New rules for designated contract markets became effective on October 17, 2012.

On July 10, 2012, the CFTC and SEC adopted a final rule defining what a “swap” is under the Dodd-Frank Act. This rulemaking confirmed and finalized the compliance dates for key rules previously promulgated under the Dodd-Frank Act, such as the registration of swap dealers and major swap participants and, required reporting of swap transactions to a swap data repository, which were contingent upon the adoption of the final definition of a “swap” by the CFTC and SEC. These rules will be phased in over the next year with the first rules becoming effective on October 12, 2012. On October 12, 2012, the CFTC issued an order delaying certain Dodd-Frank Act obligations taking effect on that date, including counting cleared energy, metals and agriculture swaps toward swap dealer registration requirements. The order will delay the date when cleared swaps will count against the swap dealer registration requirements to December 31, 2012.

In October 2011, the CFTC issued final rules implementing a new position limit regime for energy and agricultural products. The rules would have placed CFTC administered aggregate position limits across exchanges in the spot month and across all months. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the CFTC’s position limit rules finding that the CFTC made a mistake in interpreting the Dodd-Frank Act to require the CFTC to implement position limits. The CFTC may appeal the District Court’s rulemaking, but in the interim, the current position limit regime will remain in place until any appeal is resolved or until the CFTC promulgates a new position limit rule. For ICE’s U.S. energy contracts, this means there will be non-aggregate spot month position limits administered by the exchange and position accountability levels for non-spot months.

On July 24, 2012, the CFTC proposed rules for the first set of swaps subject to mandatory clearing. This proposal includes certain U.S. and European credit default indexes cleared by ICE Clear Credit and ICE Clear Europe, respectively. A final determination with respect to the proposal will be made ninety days after publication of the proposal. Further, final rules determining which other swaps are subject to mandatory clearing and trading and final rules implementing swap execution facilities are expected by the end of this year.

The Financial Stability Oversight Council, a body of U.S. financial regulators created by the Dodd-Frank Act, has finalized rules describing how U.S. financial institutions are deemed to be a Systemically Important Financial Market Utility, or SIFMU. In July

2012, one of our U.S. clearing houses, ICE Clear Credit, was designated as a SIFMU. A SIFMU will be subject to additional regulation by the Financial Stability Oversight Council designed to safeguard systemically important elements of the financial markets in the United States.

Finally, the Federal Reserve Board has proposed regulation YY, which represents the U.S. implementation of the Basel III capital accords. Regulation YY is intended to limit bank holding companies’ exposure to any single counterparty. In its current proposal form, however, the regulation could be interpreted to limit a bank’s ability to hold cleared positions at a derivatives clearing organization. Market participants and clearing houses, including ICE, are submitting comments requesting that the Federal Reserve Board clarify that central counterparties would be exempted from this rule in light of the mandatory clearing requirements of the Dodd-Frank Act and regulations in Europe.

European Regulatory Update

The European Union is drafting several pieces of financial market reform legislation. The Regulation on OTC Derivatives, Clearing Houses and Trade Repositories (formerly known as the European Market Infrastructure Regulation, or EMIR) requires OTC derivatives to be cleared. Draft legislation to be implemented under EMIR may require European clearing houses to incorporate a two day liquidation period in margin models for exchange traded derivatives versus the one day liquidation period presently used. This draft legislation also implies an increase in the regulatory capital required to be set aside by clearing houses in the European Union. The European Commission has also published draft revisions to the Markets in Financial Instruments Directive, or MiFID, which are now in negotiation. One proposal contained in the revisions could require open access for clearing houses and execution venues. This could impact markets by requiring execution venues to connect to multiple clearing venues and clearing houses to accept trades from alternative execution venues rather than a clearing house’s related execution venue. Another proposal would require firms to offer financial or commodity indexes on reasonable commercial terms, eliminating the ability of exchanges or clearing houses to have exclusive rights to a European index. In addition, MiFID would require that exchanges have position limits or equivalent methods, such as position accountability, to prevent market abuse. While the exact nature of these limits is not yet certain this would for the first time establish position limits at commodities exchanges in the European Union. Finally, a law on short selling and CDS will prohibit market participants from holding naked sovereign CDS positions. We believe the availability of and increasing requirements for central counterparty clearing for futures and OTC contracts has supported, and will continue to support, the liquidity and participation in our marketplaces. We also believe that we have adequate flexibility in our market structure to adapt to future changes. For example, we have facilitated the move of many swap contracts to clearing, established position limits in our markets and brought increased market transparency ahead of the requirements established by the implementation of global financial reform. Nonetheless, the developing rules and laws may impact the way our markets operate in the future in a manner that we cannot foresee.

For additional information regarding the Dodd-Frank Act and other regulations affecting our business, see Part II, Item 1(A) “Risk Factors” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and Item 1 “Business — Regulation” and Item 1(A) “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2011, or our 2011 Form 10-K.

Variability in Quarterly Comparisons

In addition to general economic conditions and liquidity in the financial markets, particularly the commodities markets, trading volume is subject to variability due to a number of key factors. These factors include price volatility, geopolitical events, economic conditions, weather, disasters, real and perceived supply and demand imbalances, regulatory considerations, availability of capital, seasonality and the number of trading days in a given period. Further, we periodically make adjustments to our contract specifications and we recently introduced additional contracts based on the ICE Brent Crude and ICE Gasoil futures contracts alongside our existing contracts. Changes to contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying physical commodity and may result in fluctuations in trading volume. These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

Segment Reporting

For financial reporting purposes, our business is currently divided into two reportable business segments: our futures segment and our global OTC segment. Our futures segment includes our futures markets, in which we offer trading and clearing in standardized derivative contracts on our regulated exchanges and clearing houses. Our global OTC segment includes our OTC markets, comprised of energy and credit derivatives contracts, in which we offer electronic trading, clearing and brokerage services. We previously reported a third business segment, the market data segment, representing our futures and OTC market data services. In the first quarter of 2012, we changed the manner in which we internally present operating results to our chief operating decision maker. The new reporting presentation allocates fees earned and expenses incurred from market data activities in our futures and OTC business to the respective segments in which it is generated, rather than reporting separately, and the intercompany fees and expenses have been eliminated. These changes were made as this is reflective of how our chief operating decision maker reviews and operates the businesses. Market data revenues and expenses are now included with the appropriate futures or OTC segment, and prior period amounts have been adjusted to reflect these changes. For a discussion of these segments and related financial disclosure, refer to Note 11 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Our Futures Segment

The following table presents selected statement of income data for our futures segment (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Revenues:
Transaction and clearing fees, net:
ICE Brent Crude futures and options	$164,466	$143,313	15%	$55,393	$48,158	15%
ICE Gasoil futures and options	73,650	74,427	(1)	24,718	25,418	(3)
Sugar futures and options	66,415	57,367	16	20,448	19,255	6
ICE ECX emission futures and options	46,257	46,228	—	16,476	16,928	(3)
ICE WTI Crude futures and options	24,171	35,513	(32)	7,687	10,096	(24)
Russell Index futures and options	23,553	30,811	(24)	7,199	11,680	(38)
Cotton futures and options	19,433	16,135	20	4,157	3,953	5
Other futures and options	66,916	57,351	17	19,774	19,516	1

Total transaction and clearing fees, net	484,861	461,145	5	155,852	155,004	1

Market data fees	59,157	49,988	18	19,453	17,486	11

Other	6,173	8,238	(25)	1,930	2,922	(34)

Total revenues	550,191	519,371	6	177,235	175,412	1

Operating expenses	185,642	162,690	14	55,566	50,301	10

Operating income	$364,549	$356,681	2%	$121,669	$125,111	(3)%

In our futures segment, we earn transaction and clearing fees from both counterparties to each futures contract or option on a futures contract that is traded and cleared, based on the volume of the commodity underlying the futures or option contract that is traded and cleared.

Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinationals, to price their crude oil production. Market participants are increasingly relying on the Brent contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. During the first nine months of 2012, the longer term shift toward the ICE Brent Crude contract as the global light sweet crude benchmark continued and customers increasingly traded the ICE Brent Crude contract relative to the ICE WTI Crude contract. Volume in ICE Brent crude also increased from the prior year periods due to growth in our Brent options volume. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 55% and 50% market share of the global oil futures contracts trading for the nine months ended September 30, 2012 and 2011, respectively, and a 57% and 52% market share for the three months ended September 30, 2012 and 2011, respectively.

Effective January 1, 2012, we implemented a trading and clearing fee increase on our agricultural commodity futures and options contracts at ICE Futures U.S. as a result of increased regulatory staffing and regulatory burdens, the expansion of products developed and listed by the exchange, and significant enhancements in trading and clearing technology completed over the past five years. The agricultural commodity futures and options rate per contract increased to $2.60 per contract for the nine months ended September 30, 2012 from $2.30 per contract for the nine months ended September 30, 2011. The increase in the sugar and cotton futures and options contract revenues for the nine and three months ended September 30, 2012 is primarily due to this fee increase.

Russell Index futures and options revenues decreased from the comparable periods in 2011 primarily due to less volatility in the equity markets during 2012, especially in comparison to the higher volatility in the equity markets during 2011 due to the fiscal cliff and credit downgrade that occurred in the United States and due to debt problems in Europe, and continued equity mutual fund outflows.

ICE ECX emissions futures and options revenues were flat and decreased 3% for the nine and three months ended September 31, 2012 compared to the same periods in 2011, respectively, while at the same time the related volumes increased 15% and 11% for the nine and three months ended September 31, 2012 compared to the same periods in 2011, respectively. The lower revenues primarily related to a decrease in average exchange rate of the euro to the U.S. dollar for the current year periods, compared to the prior year periods, and to a lesser extent, an increase in the rebates during the current year periods. The ICE ECX emissions futures and options contracts are billed in euros and the average exchange rate of the euro to the U.S. dollar, and the related U.S. dollar revenues, decreased 9% for the nine months ended September 30, 2012 compared to the same period in 2011 and decreased 12% for the three months ended September 30, 2012 compared to the same period in 2011.

The increase in revenues from other futures and options is primarily due to increased trading volumes in our U.S. heating oil, RBOB gasoline, U.K. natural gas, Dutch natural gas, coal, coffee, cocoa and canola futures and options contracts.

Our futures segment transaction and clearing fees are presented net of rebates. We recorded rebates in our futures segment of $165.8 million and $154.3 million for the nine months ended September 30, 2012 and 2011, respectively, and $55.3 million and $56.8 million for the three months ended September 30, 2012 and 2011, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate.

We earn market data user and license revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the nine months ended September 30, 2012 and 2011, we recognized $47.6 million and $41.1 million, respectively, in market data user and license fees from data vendors, and $15.7 million and $13.4 million, respectively, during the three months ended September 30, 2012 and 2011. The increase relates to an increase in the number of users, the introduction of new user fees and an increase in the fees charged per user, all of which became effective on January 1, 2012. We also earn market data subscription revenues from futures direct access services, futures terminal fees and futures end-of-day reports.

The increase in operating expenses in our futures segment is primarily due to additional fees and expenses being charged and allocated to our futures segment from our global OTC segment due to higher expenses being incurred and charged for developing, operating, managing and supporting the platforms for electronic futures trading and clearing.

A futures contract is a standardized contract for a fixed quantity of the commodity underlying each contract. The following table presents trading activity in our futures markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Number of futures and options contracts traded:
ICE Brent Crude futures and options	120,358	100,738	19%	40,725	34,526	18%
ICE Gasoil futures and options	48,943	49,543	(1)	16,439	17,084	(4)
Sugar futures and options	26,495	26,357	1	8,383	8,339	1
ICE ECX emission futures and options	6,250	5,420	15	2,324	2,085	11
ICE WTI Crude futures and options	26,830	41,388	(35)	8,386	12,041	(30)
Russell Index futures and options	26,212	33,506	(22)	7,339	14,435	(49)
Cotton futures and options	6,484	6,415	1	1,468	1,534	(4)
Other futures and options	32,378	28,113	15	9,928	10,138	(2)

Total	293,950	291,480	1%	94,992	100,182	(5)%

Futures average daily volume	1,564	1,542	1%	1,508	1,566	(4)%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. The following table presents our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of September 30,
	2012	2011	Change
Open interest – futures and options contracts:
ICE Brent Crude futures and options	2,652	1,390	91%
ICE Gasoil futures and options	710	642	11
Sugar futures and options	1,057	1,060	—
ICE ECX emission futures and options	1,792	1,253	43
ICE WTI Crude futures and options	995	678	47
Russell Index futures and options	405	495	(18)
Cotton futures and options	515	491	5
Other futures and options	1,753	1,558	13

Total	9,879	7,567	31%

The following table presents key futures transaction volume information, as well as other selected futures operating information (dollars in thousands, except rate per contact amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Futures average daily trading and clearing revenues:
U.K. futures average daily exchange and clearing revenues	$1,763	$1,682	5%	$1,760	$1,678	5%
U.S. and Canadian futures average daily exchange and clearing revenues	816	758	8	714	744	(4)

Total futures average daily trading and clearing revenues	$2,579	$2,440	6%	$2,474	$2,422	2%

Futures rate per contract:
Energy futures and options rate per contract	$1.56	$1.56	—%	$1.56	$1.57	(1)%
Agricultural commodity futures and options rate per contract	$2.60	$2.30	13%	$2.48	$2.38	4%
Financial futures and options rate per contract	$0.93	$0.93	—%	$1.00	$0.82	22%

Our Global OTC Segment

The following table presents selected statement of income data for our global OTC segment (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas	$197,354	$187,657	5%	$54,440	$62,699	(13)%
Credit default swaps	108,858	125,692	(13)	32,934	45,543	(28)
North American power	62,782	69,107	(9)	18,349	22,317	(18)
Global oil and other	48,683	39,738	23	15,846	14,048	13
Electronic trade confirmation	5,519	5,721	(4)	1,756	1,899	(7)

Total transaction and clearing fees, net	423,196	427,915	(1)	123,325	146,506	(16)

Market data fees	50,347	42,343	19	16,494	14,726	12

Other	15,860	10,647	49	6,133	4,134	48

Total revenues	489,403	480,905	2	145,952	165,366	(12)

Total operating expenses	219,303	239,332	(8)	73,570	86,428	(15)

Operating income	$270,100	$241,573	12%	$72,382	$78,938	(8)%

While we charge a monthly OTC market data access fee for our electronic platform, we derive a substantial portion of our OTC revenues from transaction and clearing fees paid by participants based on the underlying commodity volume for each trade that they execute or clear.

Our global OTC segment’s transaction and clearing fee revenues declined during the three months ended September 30, 2012, from the comparable period in 2011, primarily due to lower OTC North American energy and global CDS volumes. The decline in the OTC North American natural gas and power contract volumes were primarily the result of lower volatility on absolute price levels that remained low, along with muted economic activity levels, which resulted in lower natural gas and power production and consumption. In addition, uncertainty related to financial reform, specifically rules relating to swaps markets, impacted OTC energy volumes during the three months ended September 30, 2012. The decrease in our OTC North American natural gas and power volumes was partially offset by an increase in our OTC global oil contract volume as demand for clearing oil swaps rose.

CDS volume declined during the three months ended September 30, 2012 following low volatility in credit markets, especially in comparison to the high volatility in the credit markets during the three months ended September 30, 2011 due to the fiscal cliff and credit downgrade that occurred in the United States. European CDS volumes were also muted during the three months ended September 30, 2012 due to low levels of market liquidity in advance of the European Union’s decision on a unified monetary response to the European debt crisis. In addition, uncertainty relating to financial reform, specifically rules relating to swaps markets, impacted CDS volumes during the three months ended September 30, 2012. Over half of Creditex’s revenues are billed in euros. Therefore, the decrease in the average exchange rate of the euro to the U.S. dollar during the current year periods, compared to the prior year periods, further contributed to the Creditex revenue decreases.

CDS trade execution revenues at Creditex decreased to $61.4 million during the nine months ended September 30, 2012 from $76.9 million during the nine months ended September 30, 2011 and decreased to $17.3 million during the three months ended September 30, 2012 from $27.0 million during the three months ended September 30, 2011. CDS clearing revenues at ICE Clear Credit and ICE Clear Europe decreased to $47.4 million during the nine months ended September 30, 2012 from $48.8 million during the nine months ended September 30, 2011 and decreased to $15.6 million during the three months ended September 30, 2012 from $18.5 million during the three months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, ICE Clear Credit and ICE Clear Europe cleared $7.9 trillion and $8.7 trillion, respectively, of CDS notional value and during the three months ended September 30, 2012 and 2011, cleared $2.1 trillion and $3.8 trillion, respectively.

Transaction and clearing fees are presented net of rebates. We recorded rebates in our global OTC segment of $121.5 million and $72.7 million for the nine months ended September 30, 2012 and 2011, respectively, and $34.0 million and $29.2 million for the three months ended September 30, 2012 and 2011, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various OTC contracts and from higher contract volume traded under these programs during the current year periods.

The increase in the OTC market data fees primarily relates to an increase in the monthly view only data fees, which became effective on January 1, 2012. We also earn market data subscription revenues from OTC daily indexes and OTC end of day reports and we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

The following table presents the number of contracts traded in our OTC energy markets (in thousands, expect for percentages):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Number of OTC energy contracts traded:
North American natural gas	300,198	244,013	23%	82,581	86,200	(4)%
North American power	66,010	51,124	29	20,192	18,610	8
Global oil and other	10,190	7,213	41	3,495	2,506	39

Total	376,398	302,350	24%	106,268	107,316	(1)%

OTC energy average daily volume	2,002	1,600	25%	1,687	1,677	1%

Of the 66.0 million North American power contracts traded during the nine months ended September 30, 2012, 61.2 million contracts, or 93%, represented smaller sized power contracts, which have a lower rate per contract than full sized North American power contracts, compared to 88% of the volume representing small sized contracts during the nine months ended September 30, 2011.

The following table presents our quarter-end open interest for our cleared OTC energy contracts (in thousands, except for percentages):

	As of September 30,		Change
	2012	2011
Open interest – cleared OTC energy contracts:
North American natural gas	29,900	22,876	31%
North American power	27,385	21,127	30
Global oil and other	2,653	1,599	66

Total	59,938	45,602	31%

The notional values of the underlying CDS traded in our OTC markets through Creditex were $887.1 billion and $1.4 trillion for the nine months ended September 30, 2012 and 2011, respectively, and $222.3 billion and $466.7 billion for the three months ended September 30, 2012 and 2011, respectively. As of both September 30, 2012 and September 30, 2011, open interest of $1.6 trillion in notional value of CDS was held at ICE Clear Credit and ICE Clear Europe.

The following table presents the OTC average daily trading and clearing revenues (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Bilateral OTC energy average daily commission revenues	$113	$103	10%	$105	$98	7%
Cleared OTC energy average daily commission and clearing revenues	1,530	1,466	4	1,302	1,450	(10)

Total OTC energy average daily commission and clearing revenues	1,643	1,569	5	1,407	1,548	(9)

Global CDS OTC average daily commission and clearing revenues	579	665	(13)	523	712	(27)

Total OTC average daily trading and clearing revenues	$2,222	$2,234	(1)%	$1,930	$2,260	(15)%

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Compensation and benefits	$194,596	$187,951	4%	$61,820	$64,137	(4)%
Technology and communications	34,535	35,886	(4)	11,073	12,316	(10)
Professional services	25,741	24,970	3	7,813	8,743	(11)
Rent and occupancy	14,544	13,928	4	5,167	5,107	1
Acquisition-related transaction costs	9,994	14,760	(32)	2,285	5,446	(58)
Selling, general and administrative	28,580	25,464	12	8,114	7,885	3
Depreciation and amortization	96,955	99,063	(2)	32,864	33,095	(1)

Total operating expenses	$404,945	$402,022	1%	$129,136	$136,729	(6)%

Consolidated compensation and benefits expenses for the nine months ended September 30, 2012 increased from the comparable period in 2011 primarily due to an increase in employee headcount. Headcount increased from 984 employees as of September 30, 2011 to 1,074 employees as of September 30, 2012, an increase of 9%, primarily due to the hiring of new employees for clearing, technology and compliance operations, and due to acquisitions over the last year.

Consolidated compensation and benefits expenses for the three months ended September 30, 2012 decreased from the comparable period in 2011 primarily due to a decrease in bonus and performance-based restricted stock accruals for the current year period as compared to the prior year period. Our broker bonus accrual decreased from the prior year period primarily relating to the reduced Creditex financial performance for three months ended September 30, 2012 from the comparable period in 2011. Also through June 30, 2012, we were accruing our employee cash bonus and performance-based restricted shares at the target level based on our actual and expected 2012 financial performance as compared to our budget and financial performance targets as set by our board of directors and we reduced these accruals given the reduced actual financial results for the three months ended September 30, 2012 compared to our budget. These bonus and performance-based restricted stock accruals decreases were partially offset by an increase in our compensation and benefits expenses relating to the increase in our employee headcount over the prior year period discussed above and $2.4 million in employee termination costs that we incurred during the three months ended September 30, 2012 relating to our closure of the ICE Futures US open outcry trading floor and other employee terminations that occurred at Creditex. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $40.0 million and $40.5 million for the nine months ended September 30, 2012 and 2011, respectively, and $11.7 million and $13.6 million for the three months ended September 30, 2012 and 2011, respectively.

Consolidated acquisition-related transaction costs decreased from the comparable periods in 2011 primarily due to acquisition costs incurred during 2011 relating to the proposed joint acquisition of NYSE Euronext as well as the Cetip investment that closed in July 2011, partially offset by costs incurred during the current year periods relating to a potential acquisition that did not occur and is no longer active. These costs primarily relate to investment banking, legal, public relations, accounting and tax transaction costs, as well as costs associated with credit facilities and other external costs directly related to proposed or closed transactions. We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we will incur acquisition-related transaction costs in future periods.

Consolidated selling, general and administrative expenses increased from the comparable periods in 2011 primarily due to increases in certain liabilities associated with taxes other than income taxes for the nine and three months ended September 30, 2012.

We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $51.8 million and $57.3 million for the nine months ended September 30, 2012 and 2011, respectively, and $17.2 million and $18.8 million for the three months ended September 30, 2012 and 2011, respectively. We recorded depreciation expenses on our fixed assets of $45.2 million and $41.7 million for the nine months ended September 30, 2012 and 2011, respectively, and $15.7 million and $14.3 million for the three months ended September 30, 2012 and 2011, respectively.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Other income (expense)
Interest and investment income	$1,014	$2,219	(54)%	$332	$388	(14)%
Interest expense	(29,112)	(23,623)	23	(9,445)	(8,128)	16
Other expense, net	(253)	(819)	(69)	(279)	(258)	8

Total other expense, net	($28,351)	($22,223)	28%	($9,392)	($7,998)	17%

Net income attributable to noncontrolling interest	($7,080)	($8,574)	(17)%	($3,025)	($4,317)	(30)%

The increase in consolidated interest expense is primarily due to an increase in the total debt outstanding during 2012. See “Loan Agreements” below.

We incurred foreign currency transaction (losses) gains of ($3.0 million) and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively, and ($1.3 million) and $1.3 million for the three months ended September 30, 2012 and 2011, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. Also included in other income (expense) is dividend income relating to our Cetip investment, which was $3.6 million and $1.0 million for the nine and three months ended September 30, 2012, respectively.

During the third quarter of 2011, we settled two outstanding legal matters by paying the separate plaintiffs a cash payment, and sold our minority stake in an exchange located in China that was acquired as part of the assets of CLE. The two legal settlements and the divestiture, none of which were significant, resulted in a net loss of $1.5 million for both the nine and three months ended September 30, 2011. The $1.5 million net loss was recorded as other expense, net.

For those consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. As of September 30, 2012, noncontrolling interest relates to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest. The decrease in the net income attributable to noncontrolling interest for the current year periods, compared to the prior year periods, is primarily related to the decrease in the CDS revenues during this same period of time.

Income Tax Provision

Consolidated income tax expense was $177.1 million and $184.6 million for the nine months ended September 30, 2012 and 2011, respectively, and $50.6 million and $59.1 million for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was 29% and 32% for the nine months ended September 30, 2012 and 2011, respectively, and 27% and 30% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rates are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2011, the United Kingdom reduced the corporate income tax rate from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012. During the third quarter of 2012, the United Kingdom further reduced the corporate income tax rate from 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. The effective tax rates for the nine and three months ended September 30, 2012 are lower than the effective tax rate for the comparable periods in 2011 primarily due to these foreign income rate reductions and the increase in income from foreign jurisdictions relative to the United States.

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

	Three Months Ended,
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Revenues:
Transaction and clearing fees, net:
Futures:
ICE Brent Crude futures and options	$55,393	$58,875	$50,198	$46,858	$48,158
ICE Gasoil futures and options	24,718	23,943	24,989	25,072	25,418
Sugar futures and options	20,448	24,472	21,495	11,793	19,255
ICE ECX emission futures and options	16,476	14,059	15,722	17,252	16,928
ICE WTI Crude futures and options	7,687	7,972	8,512	9,195	10,096
Russell Index futures and options	7,199	8,275	8,079	9,223	11,680
Cotton futures and options	4,157	8,571	6,705	4,772	3,953
Other futures and options	19,774	23,304	23,838	18,800	19,516
OTC:
North American natural gas	54,440	62,263	80,651	67,116	62,699
Credit default swaps	32,934	36,099	39,825	41,311	45,543
North American power	18,349	21,238	23,195	19,499	22,317
Global oil and other	15,846	15,873	16,964	14,540	14,048
Electronic trade confirmation	1,756	1,864	1,899	1,876	1,899
Market data fees	35,947	37,171	36,386	32,625	32,212
Other	8,063	7,234	6,736	7,283	7,056

Total revenues	323,187	351,213	365,194	327,215	340,778

Operating expenses:
Compensation and benefits	61,820	64,700	68,076	62,650	64,137
Technology and communications	11,073	11,760	11,702	11,989	12,316
Professional services	7,813	8,526	9,402	9,861	8,743
Rent and occupancy	5,167	4,915	4,462	5,138	5,107
Acquisition-related transaction costs	2,285	4,246	3,463	864	5,446
Selling, general and administrative(1)	8,114	9,542	10,924	8,716	7,885
Depreciation and amortization	32,864	32,108	31,983	33,189	33,095

Total operating expenses	129,136	135,797	140,012	132,407	136,729

Operating income	194,051	215,416	225,182	194,808	204,049
Other expense, net(1)	9,392	8,852	10,107	10,830	7,998
Income tax expense(1)	50,552	61,266	65,296	53,711	59,103

Net income	$134,107	$145,298	$149,779	$130,267	$136,948

Net income attributable to noncontrolling interest	(3,025)	(2,141)	(1,914)	(3,494)	(4,317)

Net income attributable to ICE	$131,082	$143,157	$147,865	$126,773	$132,631

(1)	Accounting guidance permits interest and penalties related to unrecognized income tax benefits to be classified either as income tax expense or another appropriate expense classification in the consolidated statements of income. Historically, we have classified interest related to uncertain income tax positions as a component of interest expense and penalties as a component of selling, general and administrative expenses. As of January 1, 2012, we changed our classification of interest and penalties to classify both of these items as income tax expense in the consolidated statements of income for the nine and three months ended September 30, 2012 and we retrospectively adjusted all other prior period consolidated statements of income to reflect these changes. For additional information on this change in accounting policy, refer to Note 2 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, we may need to incur additional debt or issue additional equity securities. See “Future Capital Requirements” below.

Consolidated cash and cash equivalents were $1.2 billion and $822.9 million as of September 30, 2012 and December 31, 2011, respectively. We had $414.5 million and $451.1 million in long-term investments as of September 30, 2012 and December 31, 2011, respectively, and $245.5 million and $217.5 million in short-term and long-term restricted cash as of September 30, 2012 and December 31, 2011, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of September 30, 2012, the amount of unrestricted cash held by our non-U.S. subsidiaries was $627.5 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate earnings from our non-U.S. subsidiaries.

As of June 30, 2012, we had $331.1 million remaining under the authorization by our board of directors to repurchase shares of our common stock. In September 2012, our board of directors approved a new authorization to repurchase shares of our common stock in an aggregate amount of up to $500.0 million. During the nine months ended September 30, 2012, we repurchased 27,700 shares of our common stock on the open market at a cost of $3.3 million. Since 2008, we have repurchased 5.7 million shares of our common stock on the open market at a cost of $568.9 million. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any future repurchases will depend upon market conditions, our stock price and our strategic plans at that time.

Cash Flow

The following tables present, for the periods indicated, the major components of net increases (decreases) in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$572,714	$540,785
Investing activities	(95,814)	(550,484)
Financing activities	(60,731)	(114,683)
Effect of exchange rate changes	2,058	(107)

Net increase (decrease) in cash and cash equivalents	$418,227	$(124,489)

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $31.9 million increase in net cash provided by operating activities for the nine months ended September 30, 2012 from the comparable period in 2011 is primarily due to the $37.7 million increase in our net income for the nine months ended September 30, 2012, from the comparable period in 2011, the timing of various tax payments during the quarters, and to fluctuations in working capital.

Investing Activities

Consolidated net cash used in investing activities for the nine months ended September 30, 2012 and 2011 primarily relates to purchases of available-for-sale investments, capitalized software development costs, capital expenditures, cash paid for acquisitions, and changes in the restricted cash balances. We paid cash for investments classified as available-for-sale investments of $514.1 million for the nine months ended September 30, 2011 relating to the Cetip investment in July 2011. We had capitalized software development expenditures of $26.2 million and $23.1 million for the nine months ended September 30, 2012 and 2011, respectively, and we had capital expenditures of $23.7 million and $19.4 million for the nine months ended September 30, 2012 and 2011, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses. We paid cash for an acquisition, net of cash acquired, of $18.3 million for the nine months ended September 30, 2012. We had net increases (decreases) in restricted cash of $27.7 million and ($11.2 million) for the nine months ended September 30, 2012 and 2011, respectively, with the current year increases related to Financial Services Authority mandated changes in the calculations of regulatory capital at ICE Futures Europe and ICE Clear Europe as well as additional costs incurred at both of these companies due to growth of these businesses.

Financing Activities

Consolidated net cash used in financing activities for the nine months ended September 30, 2012 primarily relates to $37.5 million in repayments under the credit facilities, $16.8 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $12.0 million in distributions of profits to the noncontrolling interest holders. Consolidated net cash used in financing activities for the nine months ended September 30, 2011 primarily relates to $187.0 million in repayments under the credit facilities and $125.2 million in repurchases of common stock, partially offset by $210.0 million in gross proceeds from the credit facilities, which were used for part of the investments in Cetip.

Loan Agreements

On November 9, 2011, we entered into aggregate $2.6 billion senior unsecured credit facilities, or the Credit Facilities. The Credit Facilities include an option for us to propose an increase in the aggregate amount available by $400.0 million during the term of the Credit Facilities. The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of September 30, 2012, we have a LIBOR-rate loan with a stated interest rate of 1.48% per annum related to the $450.0 million that remains outstanding under the Term Loan Facility. As of September 30, 2012, no amounts have been borrowed under the Revolving Facility. The Credit Facilities mature on November 9, 2016.

Simultaneously with entering into the Credit Facilities on November 9, 2011, we also entered into a note purchase agreement with various institutional investors providing for the sale of $400.0 million aggregate principal amount of our senior notes, consisting of $200.0 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018, and $200.0 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, the Senior Notes.

Of the amounts available under the Revolving Facility: (i) $150.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., (iv) $3.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada, and (v) the remainder, plus any portion of the proceeds no longer necessary to be reserved for the foregoing purposes, are available to us to use for working capital and general corporate purposes. From time to time, we may agree to provide additional liquidity to our subsidiaries to meet regulatory capital requirements, general corporate purposes or short term liquidity needs.

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

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of September 30, 2012. We are obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund and the date for this remaining contribution has not yet been determined.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Clear Credit, ICE Clear U.S. and ICE Clear Canada, we currently have $1.8 billion available under our Credit Facilities for general corporate purposes. The Credit Facilities and the Senior Notes are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our shareholders, we may incur additional debt, issue additional equity to raise the necessary funds, buyback additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our debt, working capital needs and capital expenditure requirements for the foreseeable future.

Non-GAAP Financial Measures

We use non-GAAP measures internally to evaluate our performance and in making financial and operational decisions. When viewed in conjunction with our U.S. generally accepted accounting principles, or GAAP, results and the accompanying reconciliation, we believe that our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results because the items described below are not reflective of our core business performance. These financial measures are not in accordance with, or an alternative to, GAAP financial measures and may be different from non-GAAP measures used by other companies. When viewed in conjunction with our GAAP results and the accompanying reconciliation, we believe these adjusted measures provide greater transparency and a more complete understanding of factors affecting our business than GAAP measures alone. We use adjusted net income attributable to ICE and adjusted earnings per share attributable to ICE common shareholders because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. We strongly recommend that investors review the GAAP financial measures included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the notes thereto.

During the nine months and three months ended September 30, 2011, we incurred a banking success fee expense of $4.3 million relating to the closing of our stake in Cetip in July 2011. There is no tax impact related to this fee because the expense is not deductible. Adjusted net income attributable to ICE for the periods presented below is calculated by adding net income attributable to ICE and the amount described above, which is not reflective of our core business performance. For the nine and three months ended September 30, 2011, we previously included all acquisition-related transaction costs as non-GAAP adjustments. We now include acquisition-related transaction costs as part of our core business expenses, except for those that are directly related to the closing, financing or termination of a transaction. The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders as follows for the following periods (in thousands, except per share amounts):

	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2011
Net income attributable to ICE	$382,900	$132,631
Add: Cetip investment banking success fee	4,250	4,250

Adjusted net income attributable to ICE	$387,150	$136,881

Earnings per share attributable to ICE common shareholders:
Basic	$5.22	$1.81

Diluted	$5.17	$1.80

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$5.28	$1.87

Adjusted diluted	$5.23	$1.85

Weighted average common shares outstanding:
Basic	73,335	73,139

Diluted	74,057	73,836

Contractual Obligations and Commercial Commitments

As of September 30, 2012, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

New and Recently Adopted Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for information on the new accounting pronouncements that are applicable to us.

Critical Accounting Policies and Estimates

In the third quarter of 2012, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and indebtedness. As of September 30, 2012 and December 31, 2011, our cash and cash equivalents, long-term investments and short-term and long-term restricted cash were $1.9 billion and $1.5 billion, respectively, of which $573.4 million and $607.3 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. As discussed below, changes in the Cetip investment, which is held in Brazilian reais and is valued at $414.5 million as of September 30, 2012, does not impact earnings. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $1.6 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash.

As of September 30, 2012, we had $850.0 million in outstanding indebtedness, of which $400.0 million relates to the Senior Notes, which bear interest at fixed interest rates, and $450.0 million relates to the Term Loan Facility, which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates would decrease annual pre-tax earnings by $4.5 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Term Loan Facility are currently reset on a monthly basis.

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

Of our consolidated revenues, 11% and 12% were denominated in pounds sterling, euros or Canadian dollars for the nine months ended September 30, 2012 and 2011, respectively, and 11% and 13% during the three months ended September 30, 2012 and 2011, respectively. Of our consolidated operating expenses, 21% and 19% were denominated in pounds sterling or Canadian dollars for the nine months ended September 30, 2012 and 2011, respectively, and 21% and 20% during the three months ended September 30, 2012 and 2011, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. The pound sterling and euro exchange rates decreased relative to the U.S dollar by 2% and 9%, respectively, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. These decreases in the exchange rates resulted in a $8.7 million decrease in our consolidated revenues and a $1.8 million decrease in our consolidated expenses for the nine months ended September 30, 2012.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. We had foreign currency transaction (losses) gains of ($3.0 million) and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively, and ($1.3 million) and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2012 would result in a foreign currency transaction loss of $4.2 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We entered into foreign currency hedging transactions during the nine months ended September 30, 2012 and 2011 to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 82% and 91% for the nine months ended September 30, 2012 and 2011, respectively.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of September 30, 2012 and December 31, 2011, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $74.9 million and $44.2 million, respectively. The $30.7 million increase was primarily due to foreign currency translation adjustments relating to a portion of the our goodwill and other intangible assets that are allocated to our U.K. subsidiaries, due to an increase in the pound sterling to the U.S. dollar exchange rate from December 31, 2011 to September 30, 2012.

The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.6148 for the nine months ended September 30, 2011 to 1.5771 for the nine months ended September 30, 2012. The average exchange rate of the euro to the U.S. dollar decreased from 1.4070 for the nine months ended September 30, 2011 to 1.2816 for the nine months ended September 30, 2012. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar increased from 1.5533 as of December 31, 2011 to 1.6167 as of September 30, 2012. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.2948 as of December 31, 2011 to 1.2874 as of September 30, 2012. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar increased from 0.9798 as of December 31, 2011 to 1.0166 as of September 30, 2012.

Our investment in Cetip was recorded as an available-for-sale investment and was made in and the shares are valued in Brazilian reais. As of September 30, 2012, the fair value of the equity security investment was $414.5 million, which was classified as a long-term investment in our consolidated balance sheet. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2011 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as well as the additional risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Our systems and those of our third party service providers may be vulnerable to security risks, hacking and cyber attacks, especially in light of our role in the global financial marketplace, which could result in wrongful use of our information, or which could make our participants reluctant to use our electronic platform.

We regard the secure transmission of confidential information and the ability to continuously transact and clear on our electronic platforms as a critical element of our operations. Our networks and those of our participants, our third party service providers and external market infrastructures, may, however, be vulnerable to unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Recently, the financial services industry has been targeted for purposes of fraud, political protest, and activism. Further, former employees of certain companies in the financial sector have misappropriated trade secrets or stolen source code in the past and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.

For example, phishing and hacking incidents in Europe as reported in the press have resulted in unauthorized transfers of certain affected European Union emissions allowances, or EUAs, from accounts in various European registries, none of which were operating by ICE. The affected EUAs have been transferred between registry accounts and eventually some affected EUAs were delivered by clearing members to the clearing house’s registered accounts in the United Kingdom pursuant to delivery obligations under relevant ICE Futures Europe contracts. Further, some affected EUAs were delivered to ICE Clear Europe’s registered accounts in the United Kingdom as collateral. We are also aware of litigation between some market participants in connection with these stolen certificates and it is possible that we could be joined to such litigation in the future.

Although we have not been the victim of cyber attacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cyber security breaches such as computer viruses and similar information technology violations that are typical for a company of our size that operates in the global financial marketplace. As part of our overall risk management program, we operate an internal Information Security Incident Management program that is designed to detect and mitigate cyber incidents and that has detected and mitigated such incidents in the past. Although we intend to implement additional industry standard security measures in the future to the extent necessary to maintain the effectiveness of our Information Security Incident Management program, we cannot assure you that these measures will be sufficient to protect our business against attacks, losses or reduced trading volume in our markets as a result of any security breach, hacking or cyber attack. We will continue to employ resources to monitor our electronic platforms and protect our infrastructure against security breaches and misappropriation of our intellectual property assets. While our security measures and Information Security Incident Management program have been successful in mitigating past cyber incidents, there is no guarantee that they will continue to be successful in blocking these threats in the future. The measures we take may prove insufficient in the future depending upon the attack or threat posed, which could result in reputational damage, could cause system failures or delays that could cause us to lose customers, experience lower current and future trading volumes or incur significant liabilities or could have a negative impact on our competitive position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: November 5, 2012	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)