Form 10-K
period 2012-12-31
INTERCONTINENTALEXCHANGE INC
filed 2013-02-06
CIK 1174746

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,686,450,992. As of January 31, 2013, the number of shares of the registrant’s Common Stock outstanding was 72,652,467 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference in Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year to which this report relates.

INTERCONTINENTALEXCHANGE, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

PART I

In this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires:

•

“IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc. and its consolidated subsidiaries. References to ICE products mean products listed on one of our markets.

•	“ICE Futures Europe” refers to our wholly-owned subsidiary that we acquired on June 18, 2001, which prior to October 25, 2005 operated as the International Petroleum Exchange of London, Ltd.

•	“ICE Clear Europe” refers to our wholly-owned European clearing subsidiary that we established and launched on November 3, 2008.

•	“ICE Futures U.S.” refers to our wholly-owned subsidiary that we acquired on January 12, 2007, which prior to our acquisition operated as the Board of Trade of the City of New York, Inc.

•	“ICE Clear U.S.” refers to ICE Futures U.S.’s wholly-owned clearing subsidiary, which previously operated as the New York Clearing Corporation.

•	“ICE Futures Canada” refers to our wholly-owned subsidiary that we acquired on August 27, 2007, which prior to our acquisition operated as the Winnipeg Commodity Exchange, Inc.

•	“ICE Clear Canada” refers to ICE Futures Canada’s wholly-owned clearing subsidiary, which previously operated as WCE Clearing Corporation.

•	“Creditex” refers to our wholly-owned subsidiary that we acquired on August 29, 2008.

•	“ICE Clear Credit” refers to our clearing subsidiary that we established and launched on March 9, 2009. Prior to July 16, 2011, ICE Clear Credit operated as ICE Trust.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business”, “Legal Proceedings,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or SEC. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. Forward-looking statements and other factors that may affect our performance include, but are not limited to:

•	our expectations regarding the business environment in which we operate and trends in our industry, including trading volumes, changing regulations and increasing competition and consolidation;

•	conditions in global financial markets and domestic and international economic conditions;

•	volatility in commodity prices and price volatility of financial contracts such as equity indexes and foreign exchange;

•	the impact of any changes in domestic and foreign laws, regulations or government policy with respect to financial markets, including any changes in previously issued regulations and policies;

•	our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire;

•

our ability to complete the acquisition of NYSE Euronext and to do so in a timely manner, realize the anticipated benefits of the proposed acquisition within the expected time frame, and integrate NYSE Euronext’s operations with our business;

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

General

We are a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the-counter, or OTC, markets, derivatives clearing houses and post-trade services. We operate these global marketplaces for trading and clearing a broad array of energy, environmental and agricultural commodities, credit default swaps, or CDS, equity indexes and currency contracts. We offer electronic platforms for the trading of products in both the futures and OTC markets together with clearing services, post-trade processing and market data. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts by offering a range of services to support our participants’ risk management and trading activities.

We were formed in May 2000 as an OTC energy marketplace. Since that time, we have expanded our business into commodity futures markets and clearing houses through acquisitions and internal development. We conduct our regulated energy futures markets through our wholly-owned subsidiaries, ICE Futures Europe and ICE Futures U.S. ICE Futures Europe is the largest energy futures exchange outside of the United States as measured by 2012 traded contract volumes according to the Futures Industry Association. We conduct our regulated U.S. agricultural and financial futures markets through ICE Futures U.S. We conduct our regulated Canadian agricultural futures markets through our wholly-owned subsidiary, ICE Futures Canada. Our energy futures contracts are cleared by ICE Clear Europe, ICE Futures U.S. agricultural and financial contracts are cleared by ICE Clear U.S. and ICE Futures Canada’s agricultural contracts are cleared by ICE Clear Canada, each of which is a separate wholly-owned subsidiary.

As a result of completed and pending regulatory changes in the United States that offer greater regulatory and operational certainty to futures market participants relative to the swaps market, on October 15, 2012, we transitioned all of our OTC cleared energy contracts to futures contracts. Our OTC cleared energy contracts, including North American natural gas, North American power and physical environmental swaps, transitioned to futures listed at ICE Futures U.S. and continue to be cleared at ICE Clear Europe, which is a U.S. Derivatives Clearing Organization, or DCO. Our cleared OTC global oil and refined products, freight, iron ore and natural gas liquid swaps transitioned to futures contracts and are listed at ICE Futures Europe, along with our European energy futures contracts, and continue to be cleared at ICE Clear Europe in its capacity as a U.K. Recognized Clearing House.

We continue to conduct our OTC bilateral physical energy markets through ICE U.S. OTC Commodity Markets, LLC as an Exempt Commercial Market under the Commodity Exchange Act. We conduct our CDS trade execution business through Creditex Group Inc. and its subsidiaries, or Creditex, an interdealer broker for CDS. ICE Clear Credit offers clearing for North American CDS and ICE Clear Europe offers clearing for European CDS.

On December 20, 2012, we announced an agreement to acquire NYSE Euronext in a stock and cash transaction. The transaction, which was unanimously approved by the board of directors of both companies, is currently valued at approximately $8.6 billion, based on the closing price of our stock on January 31, 2013. The final purchase price will be based on the actual market price per share of ICE common stock on the closing date of the acquisition, which is anticipated in the second half of 2013, subject to regulatory approvals. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. – the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. Upon the closing of the acquisition, NYSE Euronext will merge with and into a wholly-owned subsidiary of ICE.

On December 20, 2012, we entered into a Clearing Services Agreement with Liffe Administration and Management, or NYSE Liffe, pursuant to which ICE Clear Europe will provide clearing services to NYSE Liffe as a result of the exchange’s requirement for a clearing provider following its planned exit from its current provider in June 2013 and the risks associated with the continued development of its own new clearing house. The arrangement will enable us to deliver clearing services to NYSE Liffe customers through our European clearing house.

Our Business

We operate regulated global futures, options and swaps markets and derivatives clearing houses that promote price transparency and offer participants the opportunity to hedge and trade a variety of commodities and financial derivatives in regulated markets. Our core products include contracts based on crude and refined oil, natural gas, power, coal, emissions, sugar, cotton, coffee, cocoa, canola, frozen concentrated orange juice, CDS, currencies and equity indexes. Our markets provide participants with a means for trading and managing risks associated with price volatility, securing physical delivery of certain contracts, as well as enabling asset allocation or diversification. The majority of our contract volume is either financially or cash settled, meaning that settlement is made through cash payments based upon the difference between the contract price and the value of the underlying commodity at contract expiry rather than through physical delivery of the commodity itself.

The majority of our contract volume is cleared through one of our central counterparty clearing houses. Our global customer base includes corporations, manufacturers, utilities, commodity producers and refiners, financial institutions, institutional and individual investors and governmental bodies.

We operate our futures and OTC bilateral physical energy markets primarily on our electronic trading platforms and we offer trading in CDS through a hybrid model in which trading is offered both electronically and through voice brokerage operations. In addition to trade execution, our technology infrastructure provides for comprehensive trading-related services, including pre- and post-trade risk management, connectivity, electronic trade confirmation, market data and clearing services to enable integration of front-, back- and middle-office trading, processing and risk management capabilities.

Historically, we operated and managed our business on the basis of three reportable segments. However, as of December 31, 2012, to be consistent with the manner in which our chief operating decision maker reviews and analyzes our business, we now report all of our financial information under one segment.

History

IntercontinentalExchange was established in May 2000, with our founding shareholders representing some of the world’s leading energy companies and global financial institutions. Our mission was to transform the OTC energy markets by providing an open, accessible, around-the-clock electronic marketplace to a previously fragmented and opaque market structure. We offered the energy community improved price transparency, efficiency, liquidity and lower costs than were available through traditional methods of trade execution, such as voice brokered or open outcry markets.

In June 2001, we expanded our business into the futures markets by acquiring ICE Futures Europe, formerly the International Petroleum Exchange of London. As the leading regulated energy futures exchange outside of the United States, ICE Futures Europe’s markets are fully electronic and for the year ended December 31, 2012, hosted trading for 56% of the world’s crude and refined oil futures contract volume. ICE Data was formed in 2002 to meet the demand for increased market data in the OTC energy markets and it provides daily futures and OTC commodity market data globally.

In November 2005, we completed our initial public offering on the NYSE under the ticker symbol “ICE” and have since become a member of the Russell 1000 and the S&P 500 indexes.

In January 2007, we acquired ICE Futures U.S., formerly the New York Board of Trade. Following the introduction of electronic futures trading in 2007, ICE Futures U.S. transitioned from a fully floor-based futures market to largely an electronic futures market. Options markets were available for trading on the floor of the exchange until open outcry was discontinued in October 2012 as a result of customer migration to screen trading.

In August 2007, we acquired ICE Futures Canada, formerly the Winnipeg Commodity Exchange, which is the world’s largest canola futures market. In August 2008, we completed our acquisition of Creditex, a leading interdealer broker for the execution and processing of credit derivatives. We launched ICE Clear Europe in November 2008 and launched ICE Clear Credit in March 2009 following the acquisition of The Clearing Corporation, or TCC. TCC’s CDS risk model was utilized by ICE Clear Credit and ICE Clear Europe to develop clearing for CDS instruments.

In July 2010, we acquired Climate Exchange plc, or CLE, an operator of environmental markets in the United States and Europe. CLE was the parent company of European Climate Exchange. In July 2011, we acquired a 12% stake in Cetip, S.A., or Cetip. Based in Brazil, Cetip is a publicly traded company and is the country’s leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives.

In September 2012, we entered into an agreement to acquire a majority stake in the derivatives and spot gas business of APX-ENDEX, a leading European natural gas exchange. Under the terms of the agreement, we will acquire 79.12% of the derivatives and spot gas business of APX-ENDEX. Gasunie, an existing stockholder of APX-ENDEX, will retain the remaining 20.88% stake. Subject to regulatory approval and customary closing conditions, the transaction is expected to close by the end of the first quarter of 2013.

As discussed above, on December 20, 2012, we entered into an agreement to acquire NYSE Euronext in a stock and cash transaction. The acquisition is expected to close during the second half of 2013, subject to regulatory approvals in Europe and the United States, approval by stockholders of both companies and customary closing conditions.

Our Markets

We currently operate three regulated futures exchanges in the United States, the United Kingdom and Canada. Each futures exchange has an affiliated clearing house in order to provide settlement and risk management services for the contracts initiated on the exchange.

ICE Futures Europe operates as a Recognized Investment Exchange in the United Kingdom, where it is regulated by the U.K. Financial Services Authority, or FSA. ICE Futures Europe is a leading exchange for crude and refined oil futures contracts, as well as futures based on European emissions, natural gas and power and global coal. In connection with the transition of cleared energy swaps to futures, ICE Futures Europe also lists futures on global oil and refined products, freight, iron ore and natural gas liquids. Its members and market participants include many of the world’s largest energy companies, commercial energy consumers and financial institutions. ICE Futures Europe contracts are cleared by ICE Clear Europe, which is regulated by the FSA as a Recognized Clearing House. ICE Clear Europe is also registered as a DCO in the United States.

ICE Futures U.S. is a leading global futures and options exchange for trading in a range of agricultural commodities, including sugar, coffee, cotton, cocoa and frozen concentrated orange juice. In addition, ICE Futures U.S. lists futures and options contracts for financial products, including the Russell Indexes, currencies and the U.S. Dollar Index, or USDX. In connection with the transition of cleared energy swaps to futures, ICE Futures U.S. also lists futures on North American natural gas, North American power and physical environmental products. ICE Futures U.S. operates as a designated contract market under the Commodity Exchange Act and is regulated by the Commodity Futures Trading Commission, or CFTC. ICE Clear Europe clears the energy contracts traded on ICE Futures U.S. and ICE Clear U.S. clears the agricultural and financial contracts traded on ICE Futures U.S., and each of them is a DCO, regulated by the CFTC with respect to those activities.

ICE Futures Canada is Canada’s leading agricultural commodity futures and options exchange. ICE Futures Canada offers futures and options contracts on canola, milling wheat, durum wheat and barley. ICE Futures Canada is a recognized commodity futures exchange under the provisions of The Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission. ICE Clear Canada, which clears contracts traded on ICE Futures Canada, is a recognized clearing house under the provisions of The Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission.

We operate OTC markets for CDS instruments and bilateral energy contracts, as well as clearing houses for CDS instruments. We conduct our bilateral energy markets through ICE U.S. OTC Commodity Markets, LLC pursuant to the Commodity Exchange Act as an Exempt Commercial Market. We offer trading of contracts based on physically settled natural gas, power and crude and refined oil product markets.

In our CDS business, we offer electronic and voice brokered trade execution for CDS through Creditex Brokerage LLP, which is authorized and regulated by the FSA, and Creditex, our U.S. based interdealer broker. We offer clearing services for the European CDS markets through ICE Clear Europe in a risk management framework that is separate from our energy clearing operations. We offer clearing services for the North American CDS markets through ICE Clear Credit, which is a DCO regulated by the CFTC and a securities clearing agency regulated by the SEC. Both CDS clearing houses are open-access pursuant to regulatory requirements and therefore accept qualifying trades for clearing that are executed on other venues.

We offer market data services for our markets through our subsidiaries, ICE Data. ICE Data compiles and packages market data derived from trading activity on our platform into products that are relied upon by customers in over 140 countries. Market data services include publication of daily indexes, historical price and other transaction data, view-only and mobile access to our trading platform, end of day settlements and price data. ICE Data also offers a service that provides independent validation of participants’ own valuations for futures and OTC products.

Our Competitive Strengths

We have established ourselves as a leading operator of global futures exchanges, derivative clearing houses and post-trade services. We believe our key strengths include our:

•	liquid, diverse global markets and benchmark contracts;

•	geographic and product diversity across regulated exchanges and CDS markets;

•	secure central counterparty clearing operations and risk management for our markets;

•	widely-distributed, leading edge technology for trading and trade processing; and

•	innovative, growth-oriented and customer-focused management.

Liquid, Diverse Global Markets and Benchmark Contracts

Many of our futures contracts serve as global benchmarks for managing risk relating to exposure to price movements in the underlying products, including energy and agricultural commodities and financial products. For example, we operate the leading market for trading in Brent crude oil futures, as measured by the volume of contracts traded in 2012 according to the Futures Industry Association. The ICE Brent Crude futures contract is the leading benchmark for pricing light, sweet crude oil produced and consumed outside of the U.S. The ICE

Brent Crude futures contract is part of the Brent complex, which forms the price reference for approximately two-thirds of the world’s physical oil. Similarly, the ICE Gas Oil futures contract is the leading benchmark for the pricing of refined oil products globally, including diesel and heating oil. Based on 2012 contract volume, over half of the world’s crude and refined oil futures are traded through ICE Futures Europe. We also offer leading agricultural benchmark contracts, including sugar, cotton and coffee that serve as global price references. In addition, we offer futures markets in the benchmark Russell indexes, and U.S. Dollar index.

The following table shows the number and notional value of commodity and equity index contracts traded in our most significant markets. The notional value of contracts represents the aggregate value of the underlying commodities and instruments covered by the contracts.

	Year Ended December 31,
	2012		2011		2010
	Number of Contracts	Notional Value	Number of Contracts	Notional Value	Number of Contracts	Notional Value
	(In thousands)	(In billions)	(In thousands)	(In billions)	(In thousands)	(In billions)
North American natural gas futures and options and cleared OTC contracts(1)	356,294	$2,719	319,350	$3,539	240,777	$2,442
ICE Brent Crude futures and options contracts	156,334	16,212	134,248	14,493	100,217	8,103
ICE Gasoil futures and options contracts	64,182	6,032	66,202	6,111	52,583	3,565
North American power futures and options and cleared OTC contracts(1)	95,490	233	62,510	289	62,959	315
ICE emission futures and options contracts	9,312	70,440	7,570	118,889	6,166	103,349
Sugar futures and options contracts	32,316	779	31,455	952	37,910	943
Russell Index futures and options contracts	33,657	2,664	44,416	3,366	40,352	2,680

(1)	In connection with the transition of the cleared OTC energy swaps contracts to futures contracts on October 15, 2012, the cleared OTC North American natural gas and cleared OTC North American power contracts have been transitioned to futures and options contracts and the prior periods have been reclassified to conform to this presentation.

The following table shows the gross notional value of CDS contracts traded through Creditex and cleared by ICE Clear Credit and ICE Clear Europe:

	Year Ended December 31,
	2012		2011		2010
	Gross Notional Value Traded	Gross Notional Value Cleared	Gross Notional Value Traded	Gross Notional Value Cleared	Gross Notional Value Traded	Gross Notional Value Cleared
	(In billions)	(In billions)	(In billions)	(In billions)	(In billions)	(In billions)
Credit default swaps	$1,144	$10,243	$1,810	$11,627	$2,270	$9,988

Geographic and Product Diversity Across Regulated Exchanges and CDS Markets

Our regulated exchanges and electronic trading platform offer qualified market participants a single interface to our markets, covering a range of categories, including energy, agricultural, equity index, environmental and currency products. In addition, Creditex offers credit derivatives products on its trade execution platform. By offering trading in multiple markets and products we provide our participants with flexibility to implement their trading and risk management strategies across a variety of asset classes and geographies. We serve customers in dozens of countries as a result of listing products that are relevant globally, such as crude and refined oil products, credit derivatives, agricultural commodities, the USDX and currencies.

Through our globally accessible trading platform, we offer real-time market transparency to participants, observers and regulators for the energy, agricultural and financial markets. This access and transparency has increased liquidity and the ability of participants to transact in our markets. Our range of market data meets or surpasses those offered by other execution venues and data providers, which may be beneficial to us in a regulatory and market environment that favors price transparency and reporting.

In addition, we believe that our growth has been driven in part by the depth of our product offerings in our markets. We believe that our ability to develop specialized technology and launch new products provides us with competitive advantages, including a larger addressable market, extensive domain knowledge in our markets, insight into commercial market participants’ needs, the ability to offer cross margining for correlated products, and the ability to offer a broad range of market data services. In addition to futures markets, we continue to offer the ability to offer bilateral markets for physical energy contracts where clearing is not possible or available, as well as execution services for the CDS markets.

Secure Central Counterparty Clearing Operations and Risk Management for Our Markets

We offer a range of risk management services, including trade execution, market data, post-trade processing and clearing services on an integrated electronic platform. The transparency and regulation in our markets, along with our clearing houses, help ensure the security of our markets. The credit and performance assurance provided by our clearing houses to their clearing members substantially reduces counterparty risk and is a critical component of our exchanges’ identities as reliable and secure marketplaces for global transactions.

Our clearing houses are designed to protect the financial integrity of our markets by maintaining collateral, facilitating payments and collections, and limiting counterparty credit risk. Positions are marked to market at least daily, and in some cases at regular intervals throughout the day. The clearing houses maintain a comprehensive set of rules and policies in addition to customer protection, risk management and governance frameworks.

In addition to clearing, our markets provide important risk management tools based on changes in market conditions, regulations, market structure and technological advancements. These tools cover the development of new traded contracts and instruments, platforms for post-trade services including connectivity and reporting, market data, mobile technology and credit event auctions, each of which is designed to enable market participants to better manage risks inherent in their businesses.

Widely-Distributed, Leading Edge Technology for Trading and Trade Processing

Our integrated, leading edge technology infrastructure provides centralized and direct access to trade execution, processing and clearing for a variety of energy and agricultural commodities and financial products. We operate the majority of our energy, agricultural and financial markets on our electronic trading platforms. Our trading platforms have enabled us to attract significant liquidity from traditional market participants, as well as new market entrants seeking the access, efficiency and ease of execution offered by electronic trading. We have developed a significant global presence with active screens at over 2,600 participant firms as of December 31, 2012.

Our participants may connect to our electronic platform via one of our telecommunication hubs, the Internet, dedicated lines, or through co-location at our data center. We have telecommunication hubs available in the United States, Europe, Canada and Asia. Participants may access our electronic platform for trading in our markets through our own front-end, known as WebICE, or using our application programming interfaces, or APIs. Our APIs allow access via proprietary integrations, brokerage firms, and multiple Independent Software Vendors, or ISVs. ISVs allow market participants to access multiple exchanges through a single interface, which may be integrated with the participant’s risk management systems. We do not depend on the services of any one ISV for access to a significant portion of our participant base.

Market participants in our CDS markets may trade through Creditex’s trading platform or other electronic trade processing tools developed by Creditex. During the years ended December 31, 2012, 2011 and 2010, 61%, 61% and 49%, respectively, of our revenues from our Creditex business were generated through electronic trading and processing.

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

Innovative, Growth-Oriented and Customer-Focused Management

We strive to foster a culture of customer service, innovation and growth within our management team and staff. We put an emphasis on the integrity of our systems and infrastructure to maintain confidence in our marketplace and in our company. We have been recognized both within and outside of our industry for innovation and service across our exchange, clearing and corporate initiatives. We work closely with our customers to create products and services that meet their needs and requirements, and these customer relationships help us to anticipate and lead industry change. We offer performance-based compensation that includes various forms of equity ownership in our common stock by a broad base of our employees to reflect our shared, company-wide objectives, which include achieving key financial profitability metrics, growth, innovation and a high level of customer service.

Our board of directors is independent from our participants and the trading activity in our markets, which allows our board to act impartially in making decisions regarding our business. In addition to an independent governance structure at the parent level, we have implemented similar governance structures at the individual exchange and clearing house levels. Each of our exchanges and clearing houses also have boards that are majority independent and include representatives from the parent board, members of our senior management and other independent directors with industry experience.

Our Growth Strategy

The record consolidated revenues and trading volume we achieved in 2012 reflect our focus on the implementation and execution of our long-term growth strategy. We have expanded our core business both organically and through acquisitions, developed innovative new products for global markets, and provided trading-related services to a larger and more diverse participant base. In addition, we have completed a number of strategic alliances to leverage our core strengths and grow our business. We seek to advance our leadership position in our markets by focusing our efforts on the following key strategies for growth:

•	attract new market participants;

•	offer additional products and asset classes and services across our markets;

•	expand on our extensive clearing and risk management capabilities;

•	continue to enhance our technology infrastructure and increase distribution; and

•	pursue select acquisitions and strategic opportunities.

Attract New Market Participants

Our customer base has grown and diversified due to the continued emergence of new participants in the commodities and financial markets, the increased use of hedging programs by commercial enterprises, our expansion into new markets, the increased access to our markets as a result of electronic trading, an increase in market participants across the U.S., European and Asian markets, and the increased allocation to commodities by institutional investors. Market participants include producers and refiners, utilities and governments, financial services companies, such as investment banks, hedge funds, proprietary trading firms and asset managers, as well as industrial and manufacturing businesses that are increasingly engaging in hedging, trading and risk management strategies. We believe that many participants are attracted to our markets in part, due to transparency, the need to hedge price volatility and the reduced barriers to market access. We intend to continue to expand our customer base by leveraging our existing relationships and our global sales and marketing team to promote participation in our markets, and by expanding our range of products and services.

Offer Additional Products and Asset Classes and Services Across Our Markets

We have grown, and intend to expand, as a result of our unique position in our markets, our extensive clearing services and our ability to develop new and innovative products. Through our acquisition of Creditex and the formation of ICE Clear Credit and ICE Clear Europe, we offer a number of innovative products and services. We have also enhanced our product offerings by entering into strategic relationships and licensing arrangements, including the arrangements for Russell Index futures, Platts products through licenses with The McGraw Hill Companies, the Natural Gas Intelligence, or NGI, indexes, Natural Gas Exchange, or NGX, indexes, and Argus products, among others. We also continue to pursue opportunities in markets we do not currently serve. We intend to continue to expand the range of products we offer, both by product type and contract design, and by continuing to work with our customers and potential partners to develop new products. We may also seek to license our platform to other exchanges for the operation of their markets on our platform, as we have done in the past with the NGX, CLE, or our Brix Energia e Futuros S.A., or BRIX, partnership.

During August 2012, we and Cetip, Latin America’s largest private fixed income depository, launched the beta version of a Brazilian fixed income trading platform. Following regulatory approval in January 2013, the production version was launched. The new platform is called “ Cetip | Trader” and it brings together electronic trading, voice confirmation, straight through processing and data that is expected to provide transparency, price formation, and workflow automation to Brazilian fixed income markets. Cetip is responsible for product strategy and the promotion of the platform in Brazil, and we developed the trading platform based on our existing fixed income technology.

On December 20, 2012, we entered into an agreement to acquire NYSE Euronext. If the NYSE Euronext acquisition is successful, it will allow us to expand our markets into equities, equity options and additional derivatives markets, as well as additional market data products and technology solutions. We have also entered into an agreement to acquire a majority stake in the derivatives and spot gas business of APX-ENDEX, a leading European energy exchange. If the APX-ENDEX acquisition is successful, it will allow us to expand our markets into the Title Transfer Facility (TTF) Virtual Trading Point in the Netherlands, one of continental Europe’s leading natural gas trading hubs, as well as the U.K. On-the-Day Commodity Market (OCM) and the Belgian Zeebrugge Trading Point (ZTP). The APX-ENDEX acquisition is expected to close by the end of the first quarter of 2013 and the NYSE Euronext acquisition is expected to close during the second half of 2013, subject to regulatory approvals and customary closing conditions and, in the case of the NYSE Euronext acquisition, stockholder approvals.

Expand on Our Extensive Clearing and Risk Management Capabilities

By establishing and maintaining our own clearing operations, we are able to respond to market demand for central clearing and related risk management services. With the November 2008 launch of ICE Clear Europe, the March 2009 launch of ICE Clear Credit and the October 2011 migration of ICE Clear Europe from outsourced clearing technology to internally developed clearing technology and related software, we now manage our product development cycle and risk management and are better able to introduce products that our customers require in a timely manner, subject to regulatory approvals. As new markets evolve, we intend to leverage our domain knowledge in clearing to meet additional demand for clearing globally. For example, on December 20, 2012 we entered into a Clearing Services Agreement with NYSE Liffe pursuant to which ICE Clear Europe will provide clearing services to the London market of NYSE Liffe. The arrangement will enable us to deliver clearing services to NYSE Liffe customers through our European clearing house. We also announced our intention to clear non-deliverable forward foreign exchange contracts beginning in 2013.

Continue to Enhance Our Technology Infrastructure and Increase Distribution

We develop and maintain our own network infrastructure, electronic trading platform and clearing systems to ensure the delivery of leading-edge technology that meets our customers’ demands for price transparency, reliability, risk management and transaction efficiency. Our participants may connect to our electronic platform via one of our telecommunication hubs, the Internet, dedicated lines or through co-location at our data center. Participants may access our electronic platform for trading in our markets through our own graphical user interface, known as WebICE, which is offered on a desktop and mobile basis, or by using our APIs. Our APIs provide access for proprietary integrations, brokerage firms, and multiple ISVs. Our participants can currently access our platform using order routing and trade capture conformed ISVs. We intend to continue to increase ease of access and connectivity with our existing and prospective market participants.

Pursue Select Acquisitions and Strategic Opportunities

As an early consolidator in global futures exchanges and OTC markets, we intend to continue to explore and pursue acquisition and other strategic opportunities to strengthen our competitive position globally, broaden our products and services for our customers, and support the growth of our company. We may enter into business combinations, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. In addition to growing our business, we may enter into these transactions for a variety of reasons, including to leverage our existing strengths to enter new markets, expand our risk management products and services, address underserved markets, advance our technology, anticipate or respond to regulatory change, or take advantage of new developments and potential changes in the industry.

Our Products and Services

As a leading operator of global futures exchanges, OTC marketplaces and clearing houses, we seek to provide our participants with centralized access to our markets for price transparency, electronic trade execution, clearing and other services that support their trading and risk management activities. The primary services we provide are price discovery and transparency, trade execution, trade processing, clearing and market data services, as well as the development and delivery of technology to facilitate these and other risk management activities.

Our futures markets are fully regulated and are responsible for carrying out self-regulatory functions. Each regulated exchange has its own governance, compliance, surveillance and market supervision functions, as well as a framework for disciplining members and other market participants that do not comply with exchange rules and policies. Trading in our regulated futures markets is available to our members and market participants. Once trades are executed on our platform, they are matched and forwarded to a trade registration system that routes them to the applicable clearing house for clearing and settlement. In our clearing houses, the trades are maintained by our risk management systems until the positions are closed out by our customer.

Regulated Energy Futures Products

We operate regulated markets for energy futures contracts and options on those contracts through our subsidiaries, ICE Futures Europe and ICE Futures U.S. Our core products include contracts based on crude and refined oil, natural gas, power, emissions and coal. Our largest contract is the ICE Brent Crude futures contract and it is based on forward physical delivery of a blend of light, sweet crude oil that originates from oil fields in the North Sea that comprise the Brent complex. Brent crude is the leading global benchmark used to price a range of traded oil products, including approximately two-thirds of the world’s physical oil. The ICE Gasoil futures contract is a European heating oil contract that offers physical delivery and serves as a significant pricing benchmark for refined oil products, particularly in Europe and Asia. We also operate the world’s second largest market for trading in West Texas Intermediate, or WTI, crude oil futures, as measured by the volume of contracts traded in 2012 according to the Futures Industry Association. The WTI Crude futures contract is the leading benchmark for pricing light, sweet crude oil delivered and consumed within the United States.

As discussed above, on October 15, 2012, our cleared OTC energy swaps transitioned to futures and we transitioned approximately 800 cleared OTC swaps contracts to our futures markets. Our cleared North American natural gas and power swaps were transitioned to ICE Futures U.S. For the fourth quarter of 2012, our transitioned energy futures contracts comprised 83% of ICE Futures U.S. average daily volume, with the remainder being agricultural and financial futures contract volume. Also in October 2012, our cleared oil swaps were transitioned to ICE Futures Europe and comprised 5% of ICE Futures Europe’s average daily volume for the fourth quarter, with the exchange’s traditional energy futures contract volume comprising the remainder. The balance of the OTC swaps products that did not transition to futures remain bilaterally traded in our OTC markets; these products are discussed in the “OTC Energy Products” section below.

Regulated Agricultural Futures Products

ICE Futures U.S. is a regulated leading commodity futures exchange for the trading of agricultural commodities. ICE Futures U.S. and its predecessor companies have offered trading in contracts based on agricultural commodities for over 130 years and have maintained a strong franchise in these products. These contracts are designed to provide effective pricing and hedging tools to industry users worldwide, as well as strategic trading opportunities for investors. The prices for our agricultural contracts serve as global benchmarks for the physical commodity markets, including Sugar No. 11 (world raw sugar), Coffee “C” (Arabica coffee), Cotton No. 2 (cotton) and frozen concentrated orange juice. In 2012, ICE Futures U.S. began offering trading in cash-settled futures and options on futures on corn, wheat, soybeans, soybean oil and soybean meal. Although these contracts do not serve as the primary global benchmark contracts for the respective markets, they offer market participants a cash-settled alternative to the physical benchmark contracts. Agricultural products accounted for 31%, 50% and 55% of ICE Futures U.S.’s trading volume in 2012, 2011 and 2010, respectively. The 2012 decrease in trading volume percentage for the agricultural products is primarily due to the launch of the new energy futures contracts at ICE Futures U.S. in October 2012.

ICE Futures Canada is the only regulated commodity futures exchange in Canada and it facilitates the trading of futures and options on futures contracts for canola, milling wheat, durum wheat and barley. ICE Futures Canada contracts are designed to provide effective pricing, trading and hedging tools to market participants worldwide. ICE Futures Canada’s canola futures contract is the worldwide price benchmark for canola.

Regulated Financial Futures Products

ICE Futures U.S. also offers financial products in currency and equity index markets. ICE Futures U.S. lists futures and options contracts on certain Russell indexes, including the Russell 2000, Russell 1000 and related style indexes. We entered into a licensing arrangement with Russell with respect to Russell Index futures and options and we have certain exclusive rights throughout the remainder of the licensing agreement, which extends through June 2017, subject to achieving specified trading volumes for the various indexes. Trading volumes in the Russell equity index products represented 18%, 41% and 38%, respectively, of ICE Futures U.S.’s exchange volume in 2012, 2011 and 2010, respectively. The 2012 decrease in trading volume percentage for the Russell equity index products is primarily due to the launch of the new energy futures contracts at ICE Futures U.S. in October 2012.

ICE Futures U.S. also provides futures and options markets for approximately 56 currency pair contracts including euro-based, U.S. dollar-based, yen-based, sterling-based and other cross-rates, as well as the benchmark USDX futures contract.

Credit Derivatives Products

Widely used types of credit derivatives are credit default swaps, or CDS, that involve the transfer between two parties of credit risk related to fixed income instruments such as corporate debt securities. The buyer of the CDS contract, who may own the underlying credit or otherwise has a credit risk exposure to the writer of the credit, will make a payment or series of payments to the seller of the CDS contract in return for protection against default, a credit rating downgrade or other negative credit event with respect to the underlying debt security. CDS are principally used to hedge against the default of a particular reference entity on a specified credit obligation or debt instrument.

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

We offer electronic and voice brokered OTC trade execution for CDS through Creditex Brokerage LLP, which is authorized and regulated by the FSA, and Creditex, our U.S. based interdealer broker. We offer clearing services for the European CDS markets through ICE Clear Europe. We offer clearing services for the North American CDS markets through ICE Clear Credit, which is a DCO regulated by the CFTC, and a securities clearing agency regulated by the SEC. Both CDS clearing houses are open-access and therefore accept qualifying trades for clearing that are executed on other venues.

The flexibility to provide voice, hybrid, or electronic trading solutions maximizes value for Creditex clients who can select the execution venue that best suits their needs. Electronic trading is the dominant trading means in the European market and has become an increasingly large portion of CDS global trading.

We also operate an electronic platform known as ICE Link, which is an automated trade workflow and connectivity platform for affirming credit derivatives transactions. ICE Link also provides connectivity between market participants, facilitating straight-through processing to the Depository Trust & Clearing Corporation’s Trade Information Warehouse for non-cleared CDS transactions or to a clearing house for CDS transactions that are clearing eligible. ICE Link enables market participants to capture and affirm trade details and to electronically deliver the information to downstream systems for novation, confirmation and clearing.

Our CDS clearing solutions were designed to address the operational and risk management needs of the credit derivatives market. We launched the first North American CDS clearing house through ICE Clear Credit in March 2009, and the first European CDS clearing house through ICE Clear Europe in July 2009.

We have established separate CDS risk pools for ICE Clear Credit and ICE Clear Europe, including separate guaranty funds and margin accounts, meaning that the CDS positions are not combined with positions in our traditional futures and OTC energy clearing houses. The CDS clearing houses have risk management systems that are designed specifically for CDS instruments and have independent governance structures. As of December 31, 2012, ICE CDS clearing houses clear 278 single name instruments and 100 CDS indexes.

OTC Energy Products

Our OTC energy markets currently comprise the trading of bilateral energy contracts. We operate our bilateral energy markets through ICE U.S. OTC Commodity Markets, LLC. We offer trading of contracts based on physically settled natural gas, power and crude and refined oil products.

Our OTC energy markets are offered directly through our transparent, electronic trading platform, which offers real-time access to liquidity in our markets — including the complete range of bids, offers, trades and volume posted for all contracts. Our electronic platform displays a live price ticker for all contracts and provides information relating to each trade, such as the transaction price, as well as aggregate information such as the volume weighted average price and transacted volumes for each contract or strip. We offer fast, secure and anonymous trade matching services, which we believe, generally are offered at a lower cost compared to traditional means of execution.

Participants executing in our markets benefit from straight-through processing whereby trades are automatically confirmed and routed to back office departments and risk management systems. We believe that the broad availability of real-time OTC energy market access and data has allowed us to achieve a critical mass of liquidity in these markets.

As of December 31, 2012, we list over 600 OTC energy contracts on our electronic trading platform that are available for bilateral trading. A substantial portion of our OTC volume relates to approximately 130-140 contracts in North American natural gas, North American power, and global oil. For these contracts, the highest degree of market liquidity resides in the prompt, or front month, contracts, with decreasing liquidity for longer-dated contracts. As of December 31, 2012, we no longer list cleared OTC energy contracts following the transition of those products to futures in October 2012.

Market Data Services

We offer market data services for our markets through ICE Data. ICE Data compiles, formats and offers packages of market data derived from trading activity on our platform into information products that are relied upon by customers in over 140 countries.

Market data services include publication of daily indexes, historical price and other transaction data, view-only and mobile access to our trading platform, end of day settlements and price data. ICE Data also offers a service that provides independent validation of participants’ own valuations for OTC products.

We generate market information and indexes based primarily upon auditable transaction data derived from actual bid and offer postings and trades executed in our markets. Therefore, this information is not affected by subjective estimation or selective polling, the methodologies that are prevalent in certain other markets.

ICE Data publishes complementary ICE daily indexes for our spot natural gas and power markets for over 110 of the most active gas hubs and over 20 of the most active power hubs in North America. In addition, the ICE Data end of day report is a comprehensive electronic summary of trading activity in our energy markets and this information is sold as various subscription-based products. We also offer view-only access to market participants who are not active traders but who desire access to real-time energy prices.

ICE Data’s market price validation, or MPV, service provides independent, consensus forward curve and option values for long-dated global energy contracts on a monthly basis. MPV service participants use these consensus values to validate internal forward curves, mark-to-market their month-end portfolios and establish profit and loss valuations in accordance with the Financial Accounting Standards Board and the International Accounting Standards Board’s recommendations concerning the treatment and valuation of energy derivative contracts.

We also provide our real-time futures data to data distributors, commonly called quote vendors. These companies, such as Bloomberg or Reuters, then package this data into real-time, tick, intra-day, delayed, end-of-day and historical data packages to sell to end users. The real-time packages are accessed on a subscription basis and the appropriate exchange fee is paid for each screen. End users include financial information providers, futures commission merchants, pension funds, financial services companies, funds, insurance companies, commodity pools and individual investors.

Clearing Services

We operate the following five clearing houses:

•	ICE Clear U.S. for all non-energy ICE Futures U.S. contracts;

•	ICE Clear Canada for ICE Futures Canada contracts;

•	ICE Clear Europe for ICE Futures Europe contracts, energy futures contracts traded at ICE Futures U.S. and European CDS contracts;

•	ICE Clear Credit for North American CDS contracts, an emerging market sovereign CDS index contract and some Latin American sovereign CDS contracts; and

•	TCC for certain OTC benchmark treasury futures contracts.

These clearing houses clear, settle and guarantee to their clearing members the financial performance of all futures contracts and options on futures contracts matched through our execution facilities, with the exception of ICE Clear Europe which clears futures contracts, options on futures contracts and European OTC CDS transactions, and ICE Clear Credit which acts as a central counterparty in the registration and clearing of North American OTC CDS transactions. Through our clearing houses, we maintain a system for performance of financial obligations related to transactions in products we clear. These financial obligations are between the clearing members through which buyers and sellers conduct transactions. This system is supported by several mechanisms, including rigorous clearing membership requirements, the calculation and posting of original margin deposits, daily mark-to-market of positions and payment of variation margin, maintenance of guaranty funds in which clearing members maintain deposits with our clearing houses, and broad assessment powers to recoup financial losses should they arise due to a clearing member default. The amount of margin deposits on hand fluctuates over time as a result of, among other things, the extent of open positions held at any point in time by market participants and the volatility of the market as reflected in the margin rates then in effect for such contracts.

By operating our own clearing houses, we are able to prioritize and introduce new products to meet new product demand in our markets, as well as ensure technology and operational service levels meet the efficiency and quality standards of our execution business. This flexibility allows us to increase our speed-to-market for new cleared products.

It is our objective to provide a clearing model that benefits our customers and clearing firms alike, through technological innovation, offering a competitive clearing alternative for new products and new exchanges, competitive pricing, and value-added services. In 2011, we transitioned ICE Clear Europe technology from a licensed, outsourced software environment to our proprietary clearing technology. In 2012, additional work was completed that will enable ICE Clear U.S. to transition to an updated version of the clearing technology, which will provide consistency for common clearing members and ensure the compliance of both ICE Clear U.S. and ICE Clear Europe with specific Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, requirements and CFTC rulemakings. This updated clearing technology was rolled out in January 2013. The new clearing technology provides flexibility in managing our volume growth and product development. Our clearing strategy is designed to complement our diverse markets while meeting the risk management, capital and regulatory requirements of a dynamic global marketplace.

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

For each daily settlement cycle, our clearing houses mark-to-market or value all open positions at the prevailing market price and require payments from clearing members whose positions have lost value and make payments to clearing members whose positions have gained value. Our clearing houses mark-to-market all open positions at least once per day, and in some cases more often if market volatility warrants, or on a near real-time basis. Marking-to-market provides both participants in a transaction with an accounting of their financial obligations under the contract. ICE Clear Europe uses an intraday risk management methodology based on real-time price and trade data feeds from our energy markets. The methodology provides calculations of original margin and realized and unrealized variation margin, and fully revalues all positions at regular intervals throughout the day. Trade, position, profit and loss reports are available to ICE Clear U.S. throughout the trading day thereby substantially reducing intraday price risk. Mark-to-market allows our clearing houses to identify any clearing members that may not be able to satisfy the financial obligations resulting from changes in the prices of their open contracts before those financial obligations become exceptionally large and jeopardize the ability of our clearing houses to ensure financial performance of their open positions. The clearing houses may make multiple intraday original margin calls in circumstances where market conditions require that they take additional steps to protect the clearing house.

Each of our clearing houses has instituted its own multi-layered risk management system of rules, policies and procedures to protect itself in the event of a clearing member default. In addition, each of our clearing houses engages in the following activities as part of our clearing risk management systems:

•	performs near real-time monitoring of the risk to clearing members from trading activities in our markets;

•	limits the risk exposure of open positions based upon a clearing member’s capital;

•	monitors the financial and operational standing of clearing members and potential risks posed by large traders; and

•	has broad authority to recoup financial losses following depletion of guaranty fund resources.

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

ICE Clear Europe has committed $110.0 million of our cash as part of its guaranty fund for its energy and CDS business, of which $100.0 million would be utilized once an energy clearing member’s deposits are depleted and default occurs and $10 million would be utilized for a CDS default. Of the $100.0 million contribution available to energy clearing members, $50.0 million will be available on a priority basis in the event an energy clearing member defaults and ICE Clear Europe has utilized all such clearing member’s other default resources to settle the position. This amount will be used before other funds in the guaranty fund are used. If additional cash is required to settle positions, then the remaining $50.0 million of our contribution will be called pro-rata along with other non-defaulting ICE Clear Europe energy clearing members’ deposits in the energy guaranty fund. ICE Clear Credit and ICE Clear Europe have each committed to provide identical guaranty fund contributions for the default of a CDS clearing member totaling $50.0 million of our cash in each clearing house, $25.0 million of which is treated as a priority in a similar manner as the ICE Clear Europe energy guaranty fund arrangement described above. We have contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million, as discussed above, to the ICE Clear Europe CDS guaranty fund as of December 31, 2012. We are obligated to increase our total contribution up to a total of $100.0 million. The remaining $40.0 million contribution to ICE Clear Europe will be made over a two-year period that commences upon the introduction of client clearing for European CDS and the timing has not yet been determined.

As part of the powers and procedures designed to backstop financial obligations in the event of a default, each of our clearing houses may levy assessments on all of their clearing members if there are insufficient funds available to cover a deficit following the depletion of all assets in the guaranty fund prior to such assessment.

We have also committed borrowing capacity under our credit facility to assist our clearing houses with liquidity that may be needed to both operate and manage a default during a time of financial stress. We have a $2.1 billion five-year senior unsecured multicurrency revolving credit facility and have reserved $303.0 million of this amount for our clearing houses. We have reserved (i) up to $150.0 million of such amount to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) up to $100.0 million of such amount to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) up to $50.0 million of such amount to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S. and (iv) up to $3.0 million to provide liquidity or required financial resources for certain of the clearing operations of ICE Clear Canada.

ICE Clear Credit is a Delaware limited liability company as well as a CFTC-regulated DCO and an SEC-regulated securities clearing agency. On July 18, 2012, the Financial Stability Oversight Council designated ICE Clear Credit as a systemically important financial market utility under Title VIII of the Dodd-Frank Act. ICE Clear Credit filed an application with the CFTC and the SEC to provide portfolio margining for proprietary and customer (buy-side) accounts in October 2011. ICE Clear Credit received regulatory approval late in 2011 for proprietary positions and began portfolio margining for clearing members’ positions in January 2012. Approvals for buy-side portfolio margining were granted by the SEC on December 14, 2012, and by the CFTC on January 14, 2013.

Our clearing houses have an excellent track record of risk management. ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Clear Credit and TCC have never experienced an incident of a clearing member default which has required the use of the guaranty funds of non-defaulting members or the assets of the clearing house.

Our Participant Base

Energy Participant Base

Our participants include representatives from segments of the underlying industries served by our energy markets, including, among others, the oil, gas and power industries. Participants currently trade in our energy futures markets, either directly as members or through an ICE Futures Europe member, or an ICE Futures U.S. member. To become a member of ICE Futures Europe, an applicant must undergo a thorough review and application process and agree to be bound by ICE Futures Europe rules. ICE Futures Europe offers its screens for electronic trading in 60 jurisdictions. Memberships in our energy futures markets totaled 174 member firms as of December 31, 2012.

Energy participants include many of the world’s largest energy companies, financial institutions and other active participants in the global commodities markets. These include oil and gas producers and refiners, power stations and utilities, chemical companies, transportation companies, banks, funds and other energy market participants. Our participant base is global in breadth, with thousands of participants located in 36 countries.

The five most active clearing members of our energy futures and cleared OTC businesses, which handle cleared trades for their own accounts and on behalf of market participants, accounted for 54%, 57% and 65% of our energy futures and cleared OTC revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Revenues from two clearing members accounted for 19% and 12% of our energy futures and cleared OTC revenues for the year ended December 31, 2012 and 18% and 17% of our energy futures and cleared OTC revenues for the year ended December 31, 2011. Revenues from three clearing members accounted for 25%, 11% and 10% of our energy futures and cleared OTC revenues for the year ended December 31, 2010.

Agricultural & Financial Participant Base

Our agricultural and financial participants include representatives from segments of the underlying industries served by our agricultural and financial markets, including, among others, the sugar, coffee, canola and cotton industries. Traders in these futures markets include hedgers, speculators and investors. Investors and speculators typically place orders through futures commission merchants, or through introducing brokers, who have clearing relationships with futures commission merchants. Investors may also pool their funds with other investors in collective investment vehicles known as commodity pools, which are managed by commodity pool operators and commodity trading advisors.

To gain membership status to ICE Futures U.S., an applicant must meet the eligibility requirements of ICE Futures U.S. and be bound by ICE Futures U.S. rules. All firms conducting business as futures commission merchants must register with the CFTC as such. All traders that have direct trading status must be cleared by a clearing member of ICE Clear U.S. or ICE Clear Europe as applicable. ICE Futures U.S. offers its screens for electronic trading in 31 jurisdictions.

Individuals and companies can access ICE Futures Canada’s markets by registering as participants with ICE Futures Canada, or trading through a registered participant. To become a registered participant of ICE Futures Canada, an applicant must submit standard written application and agreement forms and must meet the criteria applicable to the category of registration requested. All futures commission merchants must be appropriately registered with the statutory regulatory authority in their home jurisdiction and any other jurisdiction in which they provide services to customers, and with any self-regulatory organizations required by their statutory regulatory authority. All entities that have direct trading status must be cleared by a registered clearing participant of ICE Clear Canada. ICE Futures Canada can offer its screens in 18 jurisdictions.

The five most active clearing members of our agricultural and financial futures markets, which handle cleared trades for their own accounts and on behalf of market participants, accounted for 36%, 39% and 40% of our agricultural and financial revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Revenues from one clearing member accounted for 16%, 17% and 17% of our agricultural and financial revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

A substantial portion of the trading activity of our clearing members has typically represented trades executed on behalf of market participants, rather than by the clearing firm for their own account. If a clearing member ceased its operations, we believe that the underlying customer would continue to conduct transactions and would clear those transactions through another clearing member in each of our futures exchanges.

Credit Participant Base

Participants of Creditex’s RealTime electronic CDS trading platform are comprised primarily of trading desks at major international financial institutions. Clients of ICE Link’s post-trade affirmation, confirmation and processing platform include most major CDS market participants on both the buy-side and sell-side, as well as inter-dealer brokers. To become a user of either the Creditex or ICE Link platforms, participants must meet applicable jurisdictional and regulatory requirements.

Participants in our CDS clearing business, ICE Clear Credit, currently consist of 27 clearing members. ICE Clear Europe has 16 CDS clearing members. As neutral and independent clearing houses, all qualified CDS market participants have the ability to access ICE Clear Credit and ICE Clear Europe either directly or indirectly through clearing members. Membership is available to institutions that meet the financial and other eligibility standards set forth in the clearing house rules. Each member firm provides ICE Clear Credit and/or ICE Clear Europe with authority to obtain their respective transaction information for the purpose of facilitating the novation of its CDS contracts that are warehoused within The Depository Trust & Clearing Corporation. For those firms that do not meet the membership criteria or do not wish to become members, our buy-side clearing solution provides for indirect clearing in North America, and in the near-term in Europe, subject to regulatory approval.

The five most active trading participants together accounted for 45%, 41% and 45% of our CDS revenues, net of intersegment fees, during the years ended December 31, 2012, 2011 and 2010, respectively. No single participant accounted for more than 10% of our CDS revenues for the years ended December 31, 2012 or 2011 and revenues from one participant accounted for 10% of our CDS revenues, net of intersegment fees, for the year ended December 31, 2010.

Market Data Participant Base

Market data participants include the world’s largest commodity companies, leading financial institutions, proprietary trading firms, natural gas distribution companies and utilities, hedge funds and private investors. A large proportion of our market data revenues are derived from companies executing trades on our platform. We continue to see a growing number of non-participant companies purchasing our data and subscribing to view-only screens. The primary customer base for our futures market data are market data redistributors such as Bloomberg, CQG, Interactive Data Corporation and Reuters, who redistribute our real-time pricing data and remit to us a real-time exchange fee based on the user’s access to our data. For both OTC and futures market data, end users include corporate traders, risk managers, individual speculators, consultants and analysts. No participant accounted for more than 10% of our market data revenues for the years ended December 31, 2012, 2011, or 2010.

Product Development

We leverage our customer relationships, global distribution, technology infrastructure and software development capabilities to diversify our products and services. New product development is an ongoing process, and we are continually developing, evaluating and testing new products for introduction into our markets to better serve our participant base. The majority of our product development relates to evaluating new contracts or markets. New contracts in our futures markets must be reviewed and approved by relevant regulators. Outside of standard licensing costs, we typically do not incur separate, identifiable material costs in connection with the development of new products — such costs are embedded in our normal costs of operation.

While we have historically developed our products and services internally, we also periodically evaluate and enter into strategic partnerships to identify opportunities to develop meaningful new products and services. If we believe our success will be enhanced by collaboration with a third party, we may enter into a licensing or other strategic arrangement.

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

As of December 31, 2012, we employed 547 experienced technology specialists including product managers, project managers, system architects, software developers, network engineers, security specialists, performance engineers, systems and quality analysts, database administrators, web developers, helpdesk personnel and support personnel.

ICE Trading Platforms Technology

Trading Platforms

The ICE trading platform supports trading in futures and options markets, as well as bilateral OTC markets. For futures products, the platform supports several order types, matching algorithms, price reasonability checks, inter-commodity spread pricing and real-time risk management. In addition, we have developed a multi-generation implied matching engine that automatically discovers best bid and offer prices throughout the forward curve. For OTC products we also support bilateral trading with real-time credit risk management between counterparties by commodity and company. We also offer voice brokers a facility for submitting block trades for products that are eligible for clearing. Our core functionality is available on a single platform for most products we offer electronically, rendering it highly flexible and straightforward to maintain.

Trading Platform Performance

Speed, reliability, scalability and capacity are critical performance criteria for electronic trading platforms. A substantial portion of our operating budget is dedicated to system design and development in order to achieve high levels of overall system performance. Our platform currently delivers the fastest round-trip transaction times in the commodity markets, with average transaction times of approximately 650 microseconds in our futures markets, and a blended average of less than one millisecond for futures and OTC markets. We measure round trip performance end to end within our data center and through our matching engine.

High speed trading must not only be fast, but it must also be consistently fast particularly during peak trading periods. Our platform offers a high level of consistency, with more than 99.5% of transactions being completed in less than twenty milliseconds during peak trading periods. Our platform is also highly reliable, having achieved greater than 99.99% availability during 2012. Planning for capacity, performance and reliability is a core requirement and competency of our technology operations. We continually run benchmark tests and monitor our production systems to make adjustments to ensure that our systems can handle two to three times our peak transactions in our highest volume products.

WebICE & ICE mobile

Connectivity to our trading platform for our markets is available through our web-based front-end, multiple ISVs and APIs. We provide secure access to our electronic platform via our front-end, WebICE. WebICE serves as a customizable, feature-rich front-end to our trading platform. WebICE also provides an easy to use and easily accessible front-end for the entire suite of products we offer. Participants can access our platform globally via the Internet by logging in via our website homepage. Generally, we have over 10,000 connections to our electronic platform globally each trading day via WebICE and over 5,000 connections to our platform through multiple ISVs, co-location data centers, dedicated lines and global telecommunication hubs. In 2010, we introduced ICE mobile for iPhone, iPod Touch and iPad, and in 2011, we added support for Android and Blackberry enabled devices. ICE mobile allows WebICE customers to receive real-time data for our markets on their mobile devices. ICE mobile allows WebICE users the ability to view and manage their WebICE orders from their mobile device, as well as the option to enter new orders and trade from certain mobile devices, including the iPhone, iPad, and Android devices.

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

•

Private Order Feed — We offer a FIX-based API that supports the real-time dissemination of all orders submitted by a given company. This can be used by firms to monitor orders that are submitted by its traders.

Creditex and ICE Link Technology

For credit derivatives, Creditex’s proprietary RealTime trading platform connects buyers and sellers of credit derivatives, including single-name CDS, index CDS, emerging market CDS, and structured products and bonds, and serves as a facilitator of price discovery. RealTime’s functionality is highly scalable and quickly integrates into dealers’ existing trading systems. The RealTime platform technology can easily accommodate enhancements and add-ons in order to support additional products and rapidly respond to market demands for new functionality. The RealTime trading platform also serves as the centralized electronic site for accessing credit event fixings and credit event auctions for the CDS marketplace. ICE Link is an API-based affirmation platform that is connected to over 500 customers, including most of the major buy-side, sell-side and inter-dealer participants within the credit derivatives market.

ICE Chat Communication and Negotiation Technology

ICE Chat is a peer-to-peer communication and negotiation application designed to meet the advanced needs of traders and brokers in the complex markets for structured swaps, futures and options. ICE Chat integrates with multiple instant messaging networks, and transforms messages into actionable market data that is consolidated in a grid, along with exchange prices, to provide an aggregated view of the market. ICE Chat integrates with pricing and risk management systems, providing participants with the information to make better decisions with more speed and accuracy. Voice brokers may use ICE Chat tools for contact organization and quote distribution. Negotiated trades can be easily blocked into our clearing systems. The ICE Chat application supports the strict security, reliability, data control and compliance requirements of regulated trading firms.

WhenTech Option Pricing and Risk Management Technology

WhenTech is an advanced front-end option pricing and risk management platform that offers a platform for traders to price and manage sophisticated derivatives products with a simple yet powerful user interface. Its patented method for creating an option spread allows users to create most common multi-legged option strategies. WhenTech offers a range of APIs that allow users to connect their back-office systems with WhenTech data, and allows business partners access to WhenTech valuations for integration with industry standard platforms including ICE Chat and WebICE. WhenTech’s risk reports provide the user with analysis of complex options and futures portfolios that organize a wide array of complex related instruments and an audit trail feature ensures that changes are tracked on a user by user basis.

ICE Match

ICE Match is an electronic trading platform that is expected to go live during the first quarter of 2013 and is designed to help institutional clients source liquidity from other institutional traders and market makers in the off-exchange market for equity derivatives. Leveraging ICE Chat’s proprietary instant messaging quote recognition technology, ICE Match allows users to send a request for quote, or RFQ, or receive notification of an RFQ, over any instant messaging platform, integrating into participants’ existing workflow. Once the message is received, ICE Match conducts a fast, fair and efficient auction process to match buyers and sellers, reducing costs and leveling the playing field. ICE Match screens can be accessed through a web browser or used in conjunction with ICE Chat to increase trading efficiency through better organization of instant messaging market data and integration of pricing and risk models.

Clearing Technology

Trade Management and Clearing Services Technology

A broad range of trade management and clearing services are offered through our clearing houses. ICE clearing systems are currently used at ICE Clear U.S. and ICE Clear Europe. ICE Clear Credit currently leverages specialized risk management and clearing systems tailored to the credit derivatives market. We are in the process of migrating ICE Clear Credit to the banking capability technology within the ICE clearing systems and other aspects such as risk management remains proprietary to ICE Clear Credit. ICE Clear Canada is currently on the Kansas City Board of Trade clearing system and we are currently in the process of migrating ICE Clear Credit to the ICE clearing systems. Both of the migration projects are estimated to be completed during 2013.

The ICE clearing systems encompass a number of integrated systems, most importantly the Post-Trade Management System, or PTMS, and the Extensible Clearing System, or ECS. PTMS provides real-time trade processing services enabling clearing members to offer real-time risk management services. ECS supports open and delivery position management, real-time trade and post-trade accounting, risk management (daily and intra-day cash, mark-to-market/option premium, and original margin using algorithms based on the CME SPAN® algorithm), collateral management, daily settlement and banking. ECS is a state-of-the art system offering open, Internet-based connectivity and integration options for clearing member access to user and account management, position reporting and collateral management. ECS also has an extensive reporting system which delivers on-line access to daily and historical reports in multiple formats, as well as an extensive currency delivery system to manage the delivery and payment of currency settlements.

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

Compliance and Regulatory Reporting Technology

We have invested in extensive internal compliance and external regulatory reporting systems for post trade analysis. For compliance, we developed ICEcap, which is used by our futures exchanges and OTC energy markets. The foundation for ICEcap is our enterprise data warehouse which combines data from multiple exchanges and clearing platforms. A flexible, customizable reporting front-end is then used to deliver the data to users, such as market supervision or regulators. ICEcap also services enterprise-wide business intelligence needs for our finance, operations and sales departments. For real time trade analysis, we have a license and maintenance agreement with SMARTS Market Surveillance PTY Limited to use the SMARTS system, which provides a real time graphical view of the trading in our markets and is coupled with real time alerts.

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

In addition to our global network, the accessibility of our platform through the Internet differentiates our markets and serves to attract liquidity in our markets. As of the fourth quarter of 2012, there was an average of 14,000 simultaneous active connections daily during peak trading hours. One active connection can represent many individual traders. In addition, we have 44 order routing and 34 trade capture conformed ISVs interfacing to our trading platform. Many ISVs present a single connection while facilitating numerous individual participants entering orders and trading on our exchange. As a result, we have the potential to attract thousands of additional participants who may trade in our markets through ISVs or through our own front-end.

We offer server co-location space at our data centers to all of our customers. This service allows customers to deploy their trading servers and applications which virtually eliminate data transmission latency between the customer and the exchange.

Security and Disaster Recovery Technology

Physical and digital security are critical to the operation of our services. We employ leading-edge security technology and processes, including encryption, complex passwords, multiple firewalls, virus detection, intrusion detection systems and secured servers. We use a multi-tiered firewall scheme to control access to our network and have incorporated protective features into our electronic platform at the application layers to ensure the integrity of participant data and connectivity. While our electronic platform is accessible via the Internet, we have added functionality that allows us to restrict platform access to designated IP addresses if so desired by a participant.

We use a remote data center to provide a point of redundancy for our services. Our back-up disaster recovery facility fully replicates our primary data center and is designed to provide continuity of operations. Our primary data center continuously collects and saves all trade data and replicates it to our disaster recovery site. For that reason, we expect that our disaster recovery system would have current, and in most cases, real-time, information in the event of a platform outage.

Competition

The markets in which we operate are global and highly competitive. We face competition in all aspects of our business from a number of different enterprises, both domestic and international, including traditional exchanges, electronic trading platforms and voice brokers. Prior to the passage of the Commodity Futures Modernization Act of 2000, or CFMA, futures trading was generally required to take place on, or subject to the rules of, a designated contract market. The costs and difficulty of obtaining contract market designation and corresponding regulatory requirements created significant barriers to entry for competing exchanges. The CFMA and changing market dynamics have led to increased competition from a number of different domestic and international sources of varied size, business objectives and resources.

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

Our Principal Competitors

The financial services segment is highly competitive, with competition increasing as markets have globalized and following the implementation of financial reform regulation. Currently, our principal competitors include exchanges that replicate our futures contracts. Currently, only CME Group Inc., or CME, lists duplicative contracts. CME, the largest derivatives exchange in the United States with 94% market share of all U.S. futures traded, competes with ICE Futures U.S. in its markets for its domestic agricultural and energy commodities, currency and equity index contracts. In addition, we compete with voice brokers active in certain of the OTC energy and credit derivatives markets, other electronic trading platforms for derivatives, clearing houses and market data vendors. Creditex competes with other large inter-dealer brokers in the credit derivatives market, including GFI Group Inc., Tullet Prebon plc and ICAP plc.

ICE Futures Europe and ICE Futures U.S. energy markets compete with global exchanges such as CME and European natural gas and power exchanges, such as the European Energy Exchange. Other exchanges may, in the future, offer trading in contracts that compete with our exchange. In its agricultural and financial futures markets, ICE Futures U.S. and ICE Futures Canada compete with traditional exchanges as well as new entrants to the derivatives exchange sector.

In addition to competition from derivative exchanges that offer commodity products, we also face competition from other exchanges, electronic trading systems, third-party clearing houses, futures commission merchants and technology firms. Certain financial services or technology companies, in addition to the competitors named above, have entered the OTC trade execution services market. Additional joint ventures and consortia could form, or have been formed, to provide services that could potentially compete with certain services that we provide.

If we complete the acquisition of NYSE Euronext, we will also compete with other exchanges for the short-term LIBOR interest rate markets, equity options and for the listings and trading of cash equities, exchange-traded funds, closed-end funds, structured products, as well as equity futures and other equity derivatives. Competition in these markets is intense, and exchanges and market participants compete based on factors similar to those discussed above.

Intellectual Property

We rely on a wide range of intellectual property, both owned and licensed, that is utilized in the operation of our electronic platforms, much of which has been internally developed by our technology team. We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered the majority of our trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications in the United States and other countries. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, websites, advertisements, educational material, graphic presentations, software code and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, patents, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.

Throughout 2012, we obtained an additional 26 trademark registrations covering various aspects of our service and product offerings. These additional registrations were issued in multiple jurisdictions, including the United States, Europe, Canada and Singapore.

We obtained an additional five patents in 2012. Two patents cover our implied market trading technology; two patents cover our techniques for reducing delta values in connection with online trading of credit derivatives; and the last of the five patents covers our Stradrunner® technology, which provides for managing and displaying financial product quotes from multiple sources as a single, ordered display.

With respect to our licensed property, we hold a worldwide, fully paid, non-exclusive license from EBS Dealing Resources, Inc., or EBS, to use technology covered under the Togher family of patents (presently issued or to be issued in the future claiming priority to U.S. patent application 07/830,408), which relate to the way in which bids and offers are displayed on an electronic trading system in a manner that permits parties to act only on those bids and offers from counterparties with whom the party has available credit. As a fully-paid license, we pay no royalties to EBS on an ongoing basis. The EBS license expires on the latest expiration of the underlying patents.

We also hold a license and maintenance agreement with SMARTS to use its real-time market surveillance software to assist in monitoring trading of commodities, futures and options markets.

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

Sales

As of December 31, 2012, we employed 182 full-time sales personnel, including voice brokers. Our global sales team is comprised primarily of former brokers and traders with extensive experience and established relationships within the derivatives markets and trading community. Since our businesses are regulated, we also employ sales and marketing staff that is knowledgeable with respect to the regulatory constraints upon marketing in this field.

Our sales and marketing strategy is designed to expand relationships with existing participants through the provision of value-added products and services, technology support and product information, as well as to attract new participants and support new product development. We also seek to build brand awareness and promote greater public understanding of our business, including how our products and technology can improve current approaches to price discovery and risk management in the commodity and financial markets.

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

We typically pursue our marketing objectives through a combination of industry group participation, promotion through our website, third party websites, e-mail, advertising, one-on-one client relationship management and the hosting of customer forums and events. From time to time, we also provide commission rate discounts and broker clearing rebates. We participate in domestic and international trade shows, conferences and seminars regarding derivatives markets and other marketing events designed to inform market participants about our products and services. Our sales and marketing efforts typically involve the development of relationships with market participants who actively use our markets to ensure that our product and service offerings are based on their needs.

Employees

As of December 31, 2012, we had a total of 1,077 employees, with 383 employees at our headquarters in Atlanta, 315 employees in New York, 195 employees in London and a total of 184 employees across our Calgary, Chicago, Houston, San Francisco, Singapore, Stamford, Washington, D.C. and Winnipeg offices.

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

We use a remote data center to provide a point of redundancy for our services in addition to redundant power, cooling and communications infrastructure within each data center. Our back-up facility fully replicates our primary data center and is able to provide the same capacity and functionality as the primary data center. In the event of a disruption at the primary data center, participants connecting to our electronic platforms are automatically routed to the back-up facility. Our primary data center continuously collects and saves all trade data and replicates it to our back-up facility. For that reason, we expect that our disaster recovery system would have current, and in most cases real-time, information in the event of a platform outage at the primary data center. In the event that we are required to complete a changeover to our back-up disaster facility, we anticipate that our platform would experience less than two hours of down time. Our primary data center is located in Illinois and the backup data center is a secure Tier-4 facility in Georgia.

Finally, our office facilities are protected against physical unavailability via our incident management plans. Dedicated business continuity facilities in Atlanta, New York, Chicago and London are maintained for employee relocation in the event that a main office is unavailable. Incident management plans place a priority on the protection of our employees.

Regulation

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. Due to the global financial crisis that began in 2008, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations that will apply to our business. While certain of these changes may have a positive impact on our business, some of these changes could adversely affect our business. Please also refer to the discussion below and in the “Risk Factors” section for a description of regulatory and legislative risks and uncertainties.

Regulation in the United States

In 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Through extensive rulemaking authority granted under the Dodd-Frank Act, the CFTC and SEC are charged with creating a comprehensive new regulatory regime governing OTC derivative markets and market participants, including our OTC markets and customers. Our markets operated efficiently, securely and transparently during the financial crisis and many of the new requirements of the Dodd-Frank Act are consistent with the manner in which we already operate our business. For example, new requirements to centrally clear OTC swaps and trade them on regulated platforms is consistent with our existing business model. The mandate to clear standardized swaps complements our clearing business operating in three countries.

Over the past two years, the CFTC has issued new rules to implement the Dodd-Frank Act. Most of the rules implementing new regulations for Designated Contract Markets, or DCMs, and DCOs are in effect and our DCMs and DCOs are in compliance with these rules. In October 2012, we transitioned our cleared OTC energy swaps business to energy futures listed on ICE Futures U.S., for our North American natural gas, North American power and physical environmental contracts, and ICE Futures Europe, for our global oil and refined products, freight, iron ore and natural gas liquids products. Transitioning our cleared energy business to futures requires us to comply with the highest level of regulation in the United States and United Kingdom. The transition to futures relieves our energy market participants of many of the Dodd-Frank obligations for trading swaps products and provides a legally certain regulatory regime in which to operate.

Our U.S. futures contracts are listed on ICE Futures U.S., which is subject to extensive regulation by the CFTC under the Commodity Exchange Act. The Commodity Exchange Act generally requires that futures trading in the United States be conducted on a commodity exchange registered as a DCM by the CFTC. As a registered DCM, ICE Futures U.S. is a self-regulatory organization that has instituted detailed rules and procedures to comply with the core principles applicable to it under the Commodity Exchange Act. ICE Futures U.S. also has surveillance and compliance operations and procedures to monitor and enforce compliance with its rules, and ICE Futures U.S. is periodically audited by the CFTC with respect to the fulfillment of its self-regulatory programs in these areas. The cost of regulatory compliance is substantial. We still offer physically settled bilateral energy contracts for forward delivery on our OTC platform, which is an Exempt Commercial Market under the Commodity Exchange Act and the regulations of the CFTC. We anticipate registering our OTC energy market as a Swap Execution Facility to list energy swaps in the future.

In October 2011, the CFTC issued final rules implementing a new position limit regime for U.S. energy and agricultural products. The rules would have placed CFTC administered aggregate position limits across exchanges in the spot month and across all months. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the CFTC’s position limit rules finding that the CFTC made a mistake in interpreting the Dodd-Frank Act to require the CFTC to implement position limits. The CFTC has appealed the District Court’s rulemaking, but in the interim, the current position limit regime will remain in place until any appeal is resolved or until the CFTC promulgates a new position limit rule.

In our U.S. CDS clearing business, ICE Clear Credit is subject to the regulation of the CFTC as a DCO and the SEC as a clearing agency. Also, as a designated systemically important financial market utility, ICE Clear

Credit is subject to higher standards than other clearing houses that are not deemed to be systemically important. Such designation includes greater regulatory scrutiny and higher default resource and liquidity requirements, as well as more onerous operational standards. ICE Clear Credit is also now subject to Federal Reserve oversight as a result of being designated a designated systemically important financial market utility.

ICE Clear Europe, which is primarily regulated in the United Kingdom by the FSA as a Recognized Clearing House, is also subject to regulation by the CFTC as a DCO and the SEC as a clearing agency.

In our U.S. CDS execution business, we offer both electronic and voice brokered markets for trading CDS through Creditex, our U.S. based interdealer broker. We expect to register our CDS execution business as a Swap Execution Facility, subject to the final CFTC and SEC swap trading rules and customer demand.

The Dodd-Frank Act will also make changes to the regulatory requirements of our market participants, including large market participants, such as investment banks and hedge funds. For example, some of our participants are registering as swaps dealers or major swaps participants. Registration as a swaps dealer or major swaps participant will result in additional regulation for these entities, including greater record keeping requirements, higher capital and margin requirements for non-exempt commodity products, and higher business conduct standards than currently exist in the swaps market.

The Dodd-Frank Act also imposes changes on the parts of our business operated outside the United States. With respect to ICE Futures Europe and ICE Futures Canada, we presently have permission to allow screen-based access by market participants in the United States pursuant to “no action” letters from the CFTC. Pursuant to the Dodd-Frank Act and final rules promulgated by the CFTC under the Dodd-Frank Act, the CFTC requires foreign exchanges such as ICE Futures Europe and ICE Futures Canada to register with the CFTC and be subject to direct regulation in the United States. While the registration process will impose obligations similar to the obligations currently imposed under the informal “no-action” process, direct regulation of our non-U.S. exchanges by U.S. regulators may prove to be unattractive to non-U.S. market participants due to the additional costs and greater oversight associated with this regulation.

The CFTC has issued final rules implementing the Dodd-Frank Act provisions for real time public reporting of swaps transaction data and swap data recordkeeping. Such rules will place added burdens on our market participants and could negatively impact the value of our market data business. In anticipation of these requirements, we registered ICE Trade Vault, LLC as a Swap Data Repository, or SDR. ICE Trade Vault, LLC will allow us to offer swap data recordkeeping and reporting services that fulfill the reporting requirement on market participants. ICE Trade Vault is an operational SDR for credit default swaps and will be operational for other asset classes such as commodities and currencies when reporting requirements for those asset classes become effective.

International regulators are working to implement the latest Basel Accord, commonly known as Basel III. The Federal Reserve Board has proposed Regulation YY to implement Basel III in the United States. Regulation YY is intended to limit bank holding companies’ exposure to any single counterparty. In its current proposal form, however, the regulation could be interpreted to limit a bank’s ability to hold cleared positions at a DCO. Market participants and clearing houses are submitting comments requesting that the Federal Reserve Board clarify that central counterparties would be exempted from this rule in light of the mandatory clearing requirements of the Dodd-Frank Act and regulations in Europe.

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

Further, we engage in sales and marketing activities in relation to our OTC and futures businesses in the United Kingdom and the United States through our subsidiary ICE Markets Limited, or ICE Markets, which is authorized and regulated by the FSA as an investment adviser and arranger. ICE Markets also supports the ICE Link platform and related services in the United Kingdom. Creditex Brokerage LLP is authorized and regulated by the FSA to operate the Creditex RealTime platform in the United Kingdom and facilitate the conclusion of transactions of credit derivative instruments and bonds. Creditex Brokerage has FSA regulatory approval to deal as riskless principal or agent. The RealTime platform is open to eligible counterparties and professional clients as defined by the Markets in Financial Instruments Directive and Creditex Brokerage’s services are not available to retail consumers. In order to retain their status as FSA registered entities, these entities are required to meet various regulatory requirements in the United Kingdom.

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

In the wake of the financial crisis, MiFID has been reviewed. The negotiation of upgraded legislation, known informally as MiFID II, is well advanced on the basis of a draft from the European Commission, containing provisions to enhance financial stability, increase consumer protection and to bring standardized OTC derivatives onto electronic trading platforms. In particular the new legislation will contain enhanced provisions on exchanges and trading systems, trade transparency, publication mechanisms, high frequency trading, a revamp of retail client-facing conduct of business rules, commodity trading, position limits and position reporting. There are also provisions relating to the extension of access provisions to both swaps and futures, and the introduction of principles that would allow a trading venue to request that a clearing house clear its contracts, applying to both swaps and futures. It is expected that given its complexity MiFID II will take some time to agree, nevertheless, although these are only draft proposals subject to change, MiFID II could have a significant effect on our markets and our clearing house in Europe depending on the details of its implementation.

The European Union has also adopted new legislation on OTC derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. In general, EMIR will require, among other things, OTC trades to be reported to trade repositories, clearing of standardized OTC derivative contracts, and more stringent prudential, operational and business requirements for clearing houses. The final form of the legislation was enacted in August 2012, although secondary legislation to enact the legislation will take until spring of 2013. Any delays to this timetable would also delay the secondary legislation foreseen in several areas of EMIR. Under EMIR, clearing houses that are currently providing clearing services in the European Union will need to apply for authorization or recognition by the European Securities and Markets Authority within six months after the entry into force of the relevant regulatory technical standards. EMIR may also require clearing houses to require margin to cover a futures position for two days. Currently, ICE Clear Europe requires margin to cover a futures position for one day. Moving to a two day margin regime for futures would increase margin requirements for market participants.

The negotiation of Basel III has concluded and the next phase is the process of implementation in the major jurisdictions. Of particular interest to us is the impact of Basel revisions on the capital banks must hold in relation to clearing house default fund exposures. Here, Basel has developed a choice of methods for calculating members’ exposures to central counterparties, which gives appropriate results. These provisions will be implemented in the European Union through revisions to the Capital Requirements Directive and regulation, negotiation of which is ongoing.

Regulation in Canada

ICE Futures Canada’s operations are subject to extensive regulation by the MSC under the CFA. The CFA requires that an organization must be recognized and registered before it can carry on the business of a futures exchange, and establishes financial and non-financial criteria for an exchange. In addition, ICE Futures Canada is also recognized by the MSC as a self-regulatory organization and is required to institute and maintain detailed rules and procedures to fulfill its obligations. ICE Futures Canada is responsible for surveillance and compliance operations and procedures to monitor and enforce compliance by market participants with its rules, and is under the audit jurisdiction of the MSC with respect to these self-regulatory functions. ICE Futures Canada’s operations are also subject to oversight by other provincial securities commissions, including the Ontario Securities Commission and the Autorité des marchés financiers in Québec. ICE Futures Canada has a significant number of trading terminals in the United States for which it relies upon a no action letter. The no action letter requires it to comply with the requirements of the CFTC including making regular filings. On December 5, 2011 the CFTC approved new Part 48 of its regulations, which requires that a foreign board of trade apply to the CFTC under a formal registration process if it wishes to provide direct access to its electronic trading and order matching system to entities resident in the United States. ICE Futures Canada submitted an application to the CFTC on August 9, 2012. Until the CFTC responds to the application, ICE Futures Canada is entitled to continue to operate in the United States under the provisions of the no-action letter.

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

Our business is primarily transaction-based, and declines in trading volumes and market liquidity would adversely affect our business and profitability. We earn transaction fees for transactions executed and cleared in our markets and from the provision of electronic trade confirmation services. We derived 87%, 89% and 89% of our consolidated revenues from our transaction-based business for the years ended December 31, 2012, 2011 and 2010, respectively. The success of our business depends on our ability to maintain and increase our trading volumes and the resulting transaction and clearing fees. Over the last few years, global financial markets have experienced significant and adverse conditions as a result of the financial crisis, including a freezing of credit, substantially increased volatility, outflows of customer funds and investments, uncertain regulatory and legislative changes, losses resulting from lower asset values, defaults on loans and reduced liquidity. Many of the financial services firms that have been adversely impacted by the financial crisis are active participants in our markets. The trading volumes in our markets could decline substantially if our market participants reduce their level of trading activity for any reason, such as:

•	a reduction in the number of market participants that use our platform;

•	a reduction in trading demand by customers or a decision to curtail or cease hedging or speculative trading;

•	regulatory or legislative changes that result in reduced trading activity;

•	heightened capital maintenance requirements resulting from new regulation or mandated reductions in existing leverage;

•	defaults by clearing members that have deposits in our clearing houses;

•	changes to our contract specifications that are not viewed favorably by our market participants;

•	reduced access to capital required to fund trading activities;

•	significant defaults by issuers of debt leading to market disruption or a lack of confidence in the market’s ability to process such defaults; or

•	increased instances of counterparty failure or the inability of CDS protection sellers to pay out contractual obligations upon the occurrence of a credit event.

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

Participants in the markets for energy and agricultural commodities trading pursue a range of trading strategies. While some participants trade to satisfy physical consumption needs, others seek to hedge contractual price risk or take speculative or arbitrage positions, seeking returns from price movements in different markets. Trading volume is driven primarily by the degree of volatility — the magnitude and frequency of fluctuations — in prices of commodities. Volatility increases the need to hedge contractual price risk and creates opportunities for speculative or arbitrage trading. Were there to be a sustained period of stability in the prices of commodities, we could experience lower trading volumes, slower growth or declines in revenues. In addition, a number of factors beyond our control may contribute to substantial fluctuations in our operating results.

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

Our revenues depend heavily upon trading volume in the markets for ICE Brent Crude and North American natural gas futures and options contracts. A decline in volume or in our market share in these contracts would jeopardize our growth and profitability.

Our revenues currently depend heavily on trading volume in the markets for ICE Brent Crude contracts and North American natural gas futures and options contracts. Trading in these contracts in the aggregate has represented 32%, 31% and 30% of our consolidated revenues for the years ended December 31, 2012, 2011 and 2010, respectively. A decline in the combined trading volume in these contracts would have a corresponding negative impact on our operating results and revenues.

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

We intend to launch new products and continue to explore and pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material and will involve risks. Further, we may enter into or increase our presence in markets that already possess established competitors who may enjoy the protection of high barriers to entry. Attracting customers in certain countries may also be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties. In addition, we may spend substantial time and money developing new product offerings or improving current product offerings. If these product offerings are not successful, we may miss a potential market opportunity and not be able to offset the costs of such initiatives. For example, we face many risks in connection with our announced agreement to acquire NYSE Euronext. See “— Risks to ICE in connection with the acquisition of NYSE Euronext” below.

In addition, in light of consolidation in the exchange and clearing sector and competition for opportunities, we may be unable to identify strategic opportunities or we may be unable to negotiate or finance any future acquisition successfully. Our competitors could merge, making it more difficult for us to find appropriate entities to acquire or merge with and making it more difficult to compete in our industry due to the increased resources of our merged competitors. If we are required to raise capital by incurring additional debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, we cannot assure you that any such financing will be available or that the terms of such financing will be favorable to us.

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

The success of our mergers and acquisitions will depend, in part, on our ability to realize the anticipated expense synergies, integration success and growth opportunities, as well as revenue growth trends. In general, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies. However, the process of integration may produce unforeseen regulatory and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business.

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

As discussed below under “— Risks to ICE in connection with the acquisition of NYSE Euronext,” we will face many of these risks and may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the acquisition.

We may be required to recognize impairments of our goodwill, other intangible assets or investments, which could adversely affect our results of operations or financial condition.

Under accounting principles generally accepted in the United States, the determination of the value of goodwill and other intangible assets with respect to our acquisitions and other investments requires management to make estimates and assumptions that affect our consolidated financial statements. As of December 31, 2012, we had goodwill of $1.9 billion and net other intangible assets of $799.0 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. We also have $391.3 million in short-term investments relating to our equity security investment in Cetip S.A., or Cetip. We assess goodwill, other intangible assets and other investments and assets for impairment by applying a fair-value based test looking at historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise.

We cannot assure you that we will not experience future events that may result in asset impairments. An impairment of the value of our existing goodwill, other intangible assets and other investments and assets could have a significant negative impact on our future operating results. For additional information on our goodwill, other intangible assets and short-term investments, refer to notes 5 and 7 to our consolidated financial statements and related notes and “Critical Accounting Policies — Goodwill and Other Identifiable Intangible Assets” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

The derivatives and energy commodities trading industry has been and continues to be subject to increased legislation and regulatory scrutiny, and we face the risk of changes to our regulatory environment and business in the future, which may reduce our trading and clearing volumes or increase our cost of doing business.

Providing facilities to trade financial derivatives and energy products is one of our core businesses and financial reform legislation like the Dodd-Frank Act, has and will continue to impact many aspects of our business. Over the past two years, the CFTC has issued final rules to implement the Dodd-Frank Act. Most of the rules implementing new regulations for DCMs and DCOs are in effect, which provides us certainty over regulation in the United States, and our DCMs and DCOs are in compliance with these rules. In October 2012, we transitioned our OTC energy swaps business to energy futures listed on ICE Futures U.S. (for our U.S. natural gas, power and emissions contracts) and ICE Futures Europe (for our global oil and natural gas liquids products). Transitioning our energy OTC business to futures subjects us to the highest level of regulation in the United States and United Kingdom.

In October 2011, the CFTC issued final rules implementing a new position limit regime for energy and agricultural products. The rules would have placed CFTC administered aggregate position limits across exchanges in the spot month and across all months. On September 28, 2012, the U.S. District Court for the District of Columbia vacated the CFTC’s position limit rules finding that the CFTC made a mistake in interpreting the Dodd-Frank Act to require the CFTC to implement position limits. The CFTC is appealing the District Court’s rulemaking, but in the interim, the current position limit regime will remain in place until any appeal is resolved or until the CFTC promulgates a new position limit rule. An overly-restrictive position limit rule could impact trading in certain of our markets.

The Dodd-Frank Act also calls for the real time public reporting of OTC derivatives transactions. Since we currently sell our OTC data, a similar requirement to publicly report derivatives transactions could impact the revenue we derive from selling this data. In addition, the Dodd-Frank Act mandates clearing of most OTC derivatives. We operate an electronic trade confirmation business, eConfirm, that derives revenues from electronically confirming bilateral OTC transactions. Given that the number of OTC transactions will decrease as a result of the Dodd-Frank Act and that the proposed rules provide that any swap executed on a swap execution facility platform would be deemed “confirmed”, eConfirm’s business, and the revenue we receive from eConfirm, could be materially impacted. This could impact the revenue we would derive from eConfirm.

With respect to our clearing houses, the CFTC may attempt to increase competition in clearing by making various changes, including the manner in which we operate our clearing houses, such as determining who qualifies as a clearing member and implementing different risk management standards. These changes could impair the effectiveness and profitability of our clearing houses. For example, the Dodd-Frank Act and CFTC rules have an open access provision that would require a clearing house to accept swaps that originate from any swap execution facility or DCM if the clearing house already accepts the swap for clearing. In Europe, EMIR has a similar provision.

We have structured our entities to be able to provide a full service encompassing execution and clearing of futures, and clearing of swaps. In the European Union, proposals are under discussion to open access to clearing not just for swaps (which has already been achieved under EMIR) but for futures. These proposals are controversial and subject to change but have the potential to decrease the value of our clearing and trading businesses.

In the United States and Europe, regulators and lawmakers have discussed proposals to tax financial transactions or to assess user fees for market participants. For example, in the United States, there is discussion of assessing a user fee to fund the CFTC. In Europe, France enacted a tax on financial transactions, including a tax on high speed transactions and a tax on credit default swaps. Italy passed a similar financial transaction tax that will take effect in March 2013. In addition, there are discussions at the European Union level for a financial transaction tax framework to cover at least some European Union member states (given other European Union member states are firmly opposed to any such framework). In addition, the U.S. Congress may propose to eliminate the favorable “60/40” tax treatment for certain futures contracts. Taxes on financial transactions could reduce our trading volumes.

The negotiation of the latest Basel accord commonly known as Basel III has concluded and the next phase is the process of implementation in the major jurisdictions. In the implementation, regulators are deciding how much capital banks must hold in relation to clearing house default fund exposures. Increasing the amount of capital that banks must hold for cleared trades may make banks less willing to clear trades at our clearing houses. Further, EMIR proposes a proposal requiring clearing houses to use a two day holding period in the calculation of initial margin. Currently, for our energy markets, ICE Clear Europe uses a one day holding period in the calculation of initial margin. A change from a one day holding period to a two day holding period would increase the initial margin required to clear energy products at ICE Clear Europe.

Finally, the Financial Stability Oversight Committee, or FSOC, a regulatory body made up of the U.S. financial regulatory agencies, the Federal Reserve and the Department of Treasury, has designated ICE Clear Credit as a systemically important market utility under Title VIII of Dodd-Frank. While the CFTC and SEC have not finalized rules for systemically important institutions, this designation may result in higher regulation for ICE Clear Credit. Please see “Item 1 — Business — Regulation” above for additional information regarding new laws and regulations that impact our business.

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

Financial reform initiatives are occurring globally and we operate in many jurisdictions. ICE Futures Europe, through which we conduct our energy futures business, operates as a Recognized Investment Exchange in the United Kingdom. As a Recognized Investment Exchange, ICE Futures Europe has regulatory responsibility in its own right and is subject to supervision by the FSA pursuant to the FSMA. ICE Futures Europe is required under the FSMA to maintain sufficient financial resources, adequate systems and controls and effective arrangements for monitoring and disciplining its members. Likewise, ICE Futures U.S. operates as a DCM and as a self-regulatory organization. ICE Futures U.S. is responsible for ensuring that the exchange operates in accordance with existing rules and regulations, and must comply with eighteen core principles under the Commodity Exchange Act. The ability of each of ICE Futures Europe and ICE Futures U.S. to comply with all applicable laws and rules is largely dependent on its maintenance of compliance, surveillance, audit and reporting systems. We cannot assure you that these systems and procedures are fully effective. Failure to comply with current or future regulatory requirements could subject us to significant penalties, including termination of our ability to conduct our regulated energy futures business through ICE Futures Europe and our regulated energy, agricultural commodities, equity index and currency businesses through ICE Futures U.S.

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

Operating clearing houses requires material ongoing expenditures and exposes us to various risks. There are risks inherent in operating a clearing house, including exposure to the market and counterparty risk of clearing members, defaults by clearing members and providing a return to the clearing members on the funds invested by the clearing houses, which could subject our business to substantial losses. For example, clearing members have placed an aggregate amount of cash in ICE Clear Europe relating to margin requirements and funding the guaranty funds of $16.0 billion as of December 31, 2012 and a total of $31.9 billion for all of our clearing houses. For ICE Clear Europe, these funds are swept and invested daily by JPMorgan Chase Bank N.A. and Citibank N.A. in accordance with our clearing house investment guidelines. Our clearing houses have an obligation to return margin payments and guaranty fund contributions to clearing members once the relevant clearing member’s exposure to the clearing house no longer exists. If the investment principal amount decreases in value, ICE Clear Europe will be liable for the shortfall. Further, if the number of large, well capitalized banks that are clearing members decreases, the concentration of risks within our clearing houses will be spread among a smaller pool of clearing members.

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

Our clearing houses hold a substantial amount of client assets as collateral, which comprise U.S. and other sovereign treasury securities. As of December 31, 2012, our clearing houses held $19.5 billion of non-cash collateral: $15.2 billion of this amount was comprised of U.S. Treasury securities, $413.0 million was comprised of Italian Treasury securities, $361.6 million was comprised of Spanish Treasury securities, $348.0 million was comprised of U.K. Treasury securities and $1.1 billion was comprised of other European and Canadian Treasury securities (none of which were issued by Greece or Portugal). Sovereign treasury securities have historically been viewed as one of the safest securities for clearing houses to hold due to the perceived credit worthiness of major governments, but the markets for such treasury securities have experienced significant volatility recently. Our clearing houses apply a haircut or discount on the value of the collateral to the market values for all sovereign securities held as collateral. The markets for such treasury securities have experienced significant volatility recently related to on-going financial challenges in some of the major European countries and leading up to the U.S. government’s negotiations regarding tax increases, spending cuts and raising the debt ceiling, which is the maximum amount of debt that the U.S. government can incur. The U.S. government will revisit the debt ceiling level and consider spending cuts again in the near future. In addition, if there is a collapse of the euro, our clearing houses would face significant expenses in changing their systems and such an event could cause a credit contraction and major swings in asset prices and exchange rates.

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

Our competitors, both domestic and international, are numerous. We currently compete with:

•

regulated, diversified futures exchanges globally that offer trading in a variety of asset classes similar to those offered by us such as energy, agriculture, equity index, credit derivatives markets and foreign exchange;

•	voice brokers active in the global commodities and credit markets;

•	existing and newly formed electronic trading platforms, service providers and other exchanges;

•	other clearing houses;

•	inter-dealer brokers; and

•	market data and information vendors.

In addition, in the future we may be forced to compete with consortiums of our customers that may pool their trading activity to establish new exchanges, trading platforms or clearing facilities. Recent trends towards the globalization of capital markets have resulted in greater mobility of capital, greater international participation in markets and increased competition among markets in different geographical areas. Competition in the market for derivatives trading and clearing has intensified as a result of consolidation, as we expand into new markets and as the market becomes more global in connection with the increase in electronic trading platforms and the desire by existing exchanges to diversify their product offerings. Further, a regional exchange in an emerging market country, such as Brazil, India or China, or a producer country, could attract enough trading activity to compete with our benchmark products. A decline in our fees due to competitive pressure, the inability to successfully launch new products or the loss of customers due to competition could lower our revenues, which would adversely affect our profitability. We cannot assure you that we will be able to continue to expand our product offerings, or that we will be able to retain our current customers or attract new customers. If we are not able to compete successfully our business could be materially impacted, including our ability to sustain as an operating entity.

If we complete the acquisition of NYSE Euronext, we will also compete with other exchanges for the short-term LIBOR interest rate markets, equity options and for the listing and trading of cash equities, exchange-traded funds, closed-end funds, structured products, as well as equity futures and other equity derivatives. Competition in these markets is intense, and exchanges and market participants compete based on factors similar to those discussed above.

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

We support and maintain many of the systems that comprise our electronic platforms. Our failure to monitor or maintain these systems, or to find replacements for defective components within a system in a timely and cost-effective manner when necessary, could have a material adverse effect on our ability to conduct our business. Although we fully replicate our primary data center, our redundant systems or disaster recovery plans may prove to be inadequate in the event of a systems failure or cyber-security breach. Our systems, or those of our third party providers, may fail or be shut down or, due to capacity constraints, may operate slowly, causing one or more of the following:

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

We regard the secure transmission of confidential information and the ability to continuously transact and clear on our electronic platforms as critical elements of our operations. Our networks and those of our participants, our third party service providers and external market infrastructures, may, however, be vulnerable to unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, firewall or encryption failures and other security problems. Recently, the financial services industry has been targeted for purposes of fraud, political protest, and activism. Further, former employees of certain companies in the financial sector have misappropriated trade secrets or stolen source code in the past and we could be a target for such illegal acts in the future. There also may be system or network disruptions if new or upgraded systems are defective or not tested and installed properly.

For example, phishing and hacking incidents in Europe as reported in the press have resulted in unauthorized transfers of certain affected European Union emissions allowances, or EUAs, from accounts in various European registries, none of which were operated by ICE. The affected EUAs have been transferred between registry accounts and eventually some affected EUAs were delivered by clearing members to the clearing house’s registered accounts in the United Kingdom pursuant to delivery obligations under relevant ICE Futures Europe contracts. Further, some affected EUAs were delivered to ICE Clear Europe’s registered accounts in the United Kingdom as collateral. We are also aware of litigation between some market participants in connection with these stolen certificates and it is possible that we could be joined to such litigation in the future.

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

We have investments outside of the United States that expose us to investment and currency translation risks. In particular, we acquired 31.6 million shares, or 12%, of the common stock of Cetip for an aggregate consideration of $514.1 million in cash on July 15, 2011. We also have a partnership in BRIX, which is a Brazilian marketplace for trading electric power. We account for our investment in Cetip as an available-for-sale investment. As of December 31, 2012, the fair value of the Cetip equity security investment was $391.3 million, which was classified as a long-term investment in our consolidated balance sheet, and the unrealized loss was $122.8 million as of December 31, 2012. The unrealized loss primarily resulted from foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from July 15, 2011 through December 31, 2012. Our investment in Cetip was recorded in and is held in Brazilian reais.

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

Owning and operating voice broker businesses exposes us to additional risk and these businesses are largely dependent on their broker-dealer clients. These clients are not restricted from transacting or processing transactions directly, or through their own proprietary or third-party platforms, and the Dodd-Frank Act will change the way voice brokers can conduct their business.

Our voice broker business is primarily transaction-based and it provides brokerage services to clients primarily in the form of agency transactions, although it also engages in a limited number of matched principal transactions. In agency transactions, customers pay transaction fees for trade execution services in which we connect buyers and sellers who settle their transactions directly. In matched principal transactions (also known as “risk-less principal” transactions), we agree to buy instruments from one customer and sell them to another customer. The amount of the fee generally depends on the spread between the buy and sell price of the security that is brokered. Such transactions leave Creditex, which is the subsidiary that engages in these transactions, with risk as principal on a transaction. The majority of the Creditex transactions are agency transactions and the matched principal transactions accounted for approximately 7% of the total transactions for Creditex for the year ended December 31, 2012. With respect to matched principal transactions, a counterparty to a matched principal transaction may fail to fulfill its obligations, or Creditex may face liability for an unmatched trade. Declines in trading volumes in credit derivatives would adversely affect the revenues we derive from Creditex. We also face the risk of not being able to collect transaction or processing fees charged to customers for brokerage services and processing services we provide.

None of Creditex’s clients are contractually or otherwise obligated to continue to use our services and our agreements with these clients are generally not exclusive and these clients may terminate such agreements and enter into, and in some cases have entered into, similar agreements with our competitors. Additionally, many of our clients are involved in other ventures, including other electronic trading and processing platforms, as trading participants or as equity holders, and such ventures or newly created ventures may compete with us.

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

We depend on a number of suppliers, such as online service providers, hosting service and software providers, data processors, software and hardware vendors, banks, local and regional utility providers, and telecommunications companies, for elements of our trading, clearing and other systems. We rely on access to certain data used in our business through licenses with third parties and we rely on a large international telecommunications company for the provision of hosting services. The general trend toward industry consolidation may increase the risk that these services may not be available to us in the future. In addition, participants trading on our electronic platform may access it through 44 order routing and 34 trade capture conformed ISVs, which represent a substantial portion of the ISVs that serve the commodities markets. The loss of a significant number of ISVs providing access could make our platform less attractive to participants who prefer this form of access. If these companies were to discontinue providing services to us, we would likely experience significant disruption to our business.

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

The market price of our common stock may be volatile.

Securities and derivatives markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, could affect the market price of our common stock:

•	quarterly variations in our results of operations or the results of operations of our competitors;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates or ratings downgrades;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation;

•	potential acquisitions by us of, or of us by, other companies;

•	developments in our industry; and

•	general economic, market and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

Risks to ICE in connection with the acquisition of NYSE Euronext

We may fail to realize the anticipated benefits of the acquisition.

The success of the acquisition will depend on, among other things, our ability to combine our businesses and certain businesses of NYSE Euronext in a manner that facilitates growth opportunities and realizes anticipated synergies, and achieves the projected stand-alone cost savings and revenue growth trends identified by each company. On a combined basis, we expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, including the use by certain of NYSE Euronext’s businesses of our technology and clearing capabilities, as well as greater efficiencies from increased scale and market integration.

However, we must successfully combine the businesses of ICE and NYSE Euronext in a manner that permits these cost savings and synergies to be realized. In addition, we must achieve the anticipated savings and synergies without adversely affecting current revenues and our investments in future growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the acquisition may not close due certain closing conditions, termination rights and required regulatory approvals that may not be received, may take longer than expected or may impose conditions that are not acceptable.

Our failure to integrate successfully certain businesses and operations of NYSE Euronext in the expected time frame may adversely affect our future results.

Historically, ICE and NYSE Euronext have operated as independent companies, and they will continue to do so until the completion of the acquisition. Our management may face significant challenges in consolidating certain businesses, the functions (including regulatory functions) of each company, integrating the technologies, organizations, procedures, policies and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the acquisition may also disrupt each company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with market participants, employees, regulators and others with whom each company has business or other dealings or limit our ability to achieve the anticipated benefits of the acquisition. In addition, difficulties in integrating the businesses or regulatory functions of each company could harm our reputation.

Combining our businesses and NYSE Euronext may be more difficult, costly or time-consuming than expected, which may adversely affect our results and negatively affect the value of our stock following the acquisition.

The companies have entered into the acquisition agreement because each believes that the acquisition will be beneficial to its respective companies and stockholders and that combining the businesses will produce benefits and cost savings. If we are not able to successfully combine the businesses in an efficient and effective manner, the anticipated benefits and cost savings of the acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely.

An inability to realize the full extent of the anticipated benefits of the acquisition and the other transactions contemplated by the acquisition agreement, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may affect adversely the value of the our common stock after the completion of the acquisition.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate NYSE Euronext’s operations into our own or to realize the anticipated benefits of the integration of the two companies.

Termination of the acquisition agreement could negatively impact us.

If the acquisition agreement is terminated under certain circumstances, we will be required to pay NYSE Euronext a termination fee of up to $750 million, including if the acquisition agreement is terminated due to a failure to receive required regulatory approvals. We also may be required to pay a termination fee of $100 million, $300 million or $450 million if the acquisition agreement is terminated under other specified circumstances. These termination fees may be substantial and, in some instances, such as failure to secure required regulatory approvals, the cause for termination is not within our control.

We will incur significant transaction and acquisition-related costs in connection with the acquisition.

We have incurred and expect to incur a number of non-recurring costs associated with the acquisition. These costs and expenses include financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. Some of these costs are payable regardless of whether the acquisition is completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the acquisition. While both ICE and NYSE Euronext have assumed that a certain level of expenses would be incurred in connection with the acquisition and the other transactions contemplated by the acquisition agreement, there are many factors beyond their control that could affect the total amount or the timing of the integration and implementation expenses. Moreover, there could also be significant amounts payable in cash with respect to dissenting shares, which could adversely affect our liquidity.

There may also be additional unanticipated significant costs in connection with the acquisition that we may not recoup. These costs and expenses could reduce the benefits and additional income we expect to achieve from the acquisition. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

For a period of time following the acquisition, we expect to have significantly less cash on hand than the sum of cash on hand of ICE and NYSE Euronext prior to the acquisition. This reduced amount of cash could adversely affect our ability to grow and perform.

Following completion of the acquisition, after payment of the acquisition consideration, the expenses of consummating the acquisition, and all other cash payments relating to the acquisition, we are expected to have less cash and cash equivalents than ICE and NYSE Euronext would have had on a combined basis prior to the acquisition. Although we believe that this amount will be sufficient to meet our business objectives and capital needs, this amount is significantly less than the combined cash and cash equivalents of the two companies prior to the acquisition and cash payments relating to the acquisition, and could constrain our ability to grow our business. Our financial position following the acquisition could also make us vulnerable to general economic downturns and industry conditions, and place us at a competitive disadvantage relative to our competitors that have more cash at their disposal. In the event that we do not have adequate capital to maintain or develop our business, additional capital may not be available to us on a timely basis, on favorable terms, or at all.

If the acquisition is consummated, we will incur a substantial amount of debt to finance the cash portion of the acquisition consideration, which could restrict our ability to engage in additional transactions or incur additional indebtedness.

In connection with the acquisition, we plan to borrow up to $1.8 billion under our senior unsecured credit facility, which is the full unrestricted and available amount that may be borrowed for the acquisition consideration. Following the completion of the acquisition, the combined company will have a significant amount of indebtedness outstanding. This substantial level of indebtedness could have important consequences to our business, including making it more difficult to satisfy our debt obligations, increasing our vulnerability to general adverse economic and industry conditions, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and restricting us from pursuing certain business opportunities. We intend to refinance the $1.8 billion we plan to borrow under our revolving credit facility subsequent to, or in connection with, the acquisition through the issuance of new debt to refinance and restore the majority of the $1.8 billion borrowed and to extend the term of the debt. In addition, in connection with the acquisition, NYSE Euronext’s existing revolving credit facility will terminate, and certain other indebtedness of NYSE Euronext may need to be, refinanced, as a result of change-of-control or other provisions. We may not be successful in refinancing our debt or existing NYSE Euronext debt and we cannot assure you that any such financing will be available or that the terms of such financing will be favorable. In addition, any such financing may include restrictions on our ability to engage in certain business transactions or incur additional indebtedness.

The acquisition may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we currently anticipate that the acquisition will be accretive to earnings per share (on an adjusted earnings basis) from and after the acquisition, this expectation is based on preliminary estimates, which may change materially. In connection with the completion of the acquisition, we currently expect to issue approximately 42.4 million shares of our common stock. The issuance of these new shares of our common stock could have the effect of depressing the market price of our common stock. In addition, we could also encounter additional transaction-related costs or other factors such as the failure to realize all of the benefits anticipated in the acquisition. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the acquisition and cause a decrease in the market price of our common stock.

ITEM 1 (B).	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our most valuable property is our technology and the infrastructure underlying it. Our intellectual property is described under the heading “Technology” in Item 1 — Business. In addition to our intellectual property, our other primary assets include computer equipment, software, internally developed software and a corporate aircraft. We own an array of computers and related equipment. The net book value of our property was $143.4 million as of December 31, 2012.

Our principal executive offices are located in Atlanta, Georgia. We occupy 92,171 square feet of office space in Atlanta under a lease that expires on June 30, 2014. We also lease and currently occupy an aggregate of 198,842 square feet of office space in New York, London, Chicago, Stamford, San Francisco, Washington, D.C., Houston, Winnipeg, Calgary and Singapore. Our largest physical presence outside of Atlanta is in New York, New York, where we have leased and currently occupy 117,539 square feet of office space, including 60,941 square feet of space from our competitor NYMEX under a lease that expires on July 1, 2013. The remaining 56,598 square feet of office space currently occupied in New York have leases that generally expire in 2013 and 2014. In mid-2013, we expect that all of our New York offices will relocate to a single new location in New York with 93,365 square feet of office space under a new lease that expires in 2028 and will replace the currently occupied 117,539 square feet of office space. Our second largest physical presence outside of Atlanta is in London, England, where we have leased 40,909 square feet of office space. The various London leases covering these spaces generally expire in 2024.

We believe that our facilities are adequate for our current operations and that we will be able to obtain additional space as and when it is needed.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in a number of legal proceedings (including the matters specifically described below) concerning matters arising in connection with the conduct of our business. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.

On August 5, 2011, we announced that we will be ceasing operations of the Chicago Climate Futures Exchange, LLC, or CCFE, an emissions futures exchange that we acquired as part of our acquisition of CLE in July 2010. On December 14, 2011, a group of 24 plaintiffs who hold “trading privileges” (a right to trade at a discount) at CCFE filed suit against CCFE and CLE, together with two current and one former employee of those entities, claiming that they were defrauded in connection with the purchase of their trading privileges at CCFE and that the sales of such privileges were made in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs seek the return of amounts paid for their trading privileges, the lost “value” of their trading privileges, punitive damages and interest. During the first quarter of 2012, the plaintiffs filed an amended complaint to add 21 new plaintiffs to the lawsuit and dropped one of our subsidiaries as a corporate defendant. We are currently in the discovery phase of this litigation. A second complaint was filed by five additional CCFE trading privilege holders on January 25, 2013, alleging substantively similar claims that CCFE together with two current and one former employee defrauded plaintiffs in connection with the purchase of CCFE trading privileges. We do not believe the allegations in the complaints to be meritorious, and we intend to defend them vigorously.

Following the announcement of the execution of the acquisition agreement to acquire NYSE Euronext on December 20, 2012, the first of eight putative stockholder class action complaints was filed in the Court of Chancery of the State of Delaware (the “Delaware Actions”) by purported stockholders challenging the proposed acquisition. Additionally, on December 21, 2012, the first of four similar putative stockholder class action complaints was filed in the Supreme Court of the State of New York (the “New York Actions”) by purported stockholders of NYSE Euronext. The Delaware Actions are captioned Cohen v. NYSE Euronext, et al., C.A. No. 8136-CS, Mayer v. NYSE Euronext, et al., C.A. No. 8167-CS, Southeastern Pennsylvania Transportation Authority v. Hessels, et al., No. 8172-CS, Louisiana Municipal Police Employees’ Retirement System v. NYSE Euronext, et al., No. 8183-CS, Sheet Metal Workers’ Pension Fund of Local Union 19 v. Hessels, et al., No 8202-CS, Winkler v. NYSE Euronext, et al., No. 8209-CS, Nardone v. Hessels, at al., C.A. No. 8211-CS, and LBBW Asset Management Investmentgesellschaft MBH, C.A. No. 8224-CS. The New York actions are captioned Graff v. Hessels, et al., No. 654519, Himmerl v. NYSE Euronext, et al., No. 654576/2012, N.J. Carpenters Pension Fund v. NYSE Euronext, et al., No. 654496 and KT Invs. II, LLC v. Niederauer, et al., No. 654515.

The Delaware and New York Actions are very similar. All twelve actions name us as a defendant and also name NYSE Euronext and the members of its board of directors as defendants. Certain of the actions also name Baseball Merger Sub, LLC, which is a wholly-owned subsidiary of ours that was created for purposes of this acquisition. All twelve complaints allege that the members of the NYSE Euronext board of directors breached their fiduciary duties by agreeing to an acquisition agreement that undervalues NYSE Euronext. Among other things, plaintiffs allege that the members of the NYSE Euronext board of directors failed to maximize the value of NYSE Euronext to its public stockholders, negotiated a transaction in their best interests to the detriment of the NYSE Euronext public stockholders, and agreed to supposedly preclusive deal protection measures that unfairly deter competitive offers. We (and, in some of the actions, NYSE Euronext and/or Baseball Merger Sub) are alleged to have aided and abetted the breaches of fiduciary duty by the members of the NYSE Euronext board of directors. The lawsuits seek, among other things, (i) an injunction enjoining the consummation of the acquisition; and/or (ii) rescission of the acquisition, to the extent already implemented, or alternatively rescissory damages. Certain of the actions seek an injunction prohibiting us and NYSE Euronext from initiating any defensive measures.

On January 16, 2013, three of the plaintiffs in the Delaware Actions, Southeastern Pennsylvania Transportation Authority, Louisiana Municipal Police Employees’ Retirement System and Sheet Metal Workers’ Pension Fund of Local Union 19, jointly moved for expedited proceedings. The motion to expedite requests an expedited schedule and the setting of a hearing on a motion for a preliminary injunction in advance of the stockholder vote on the merger. On January 17, 2013, Plaintiffs Southeastern Pennsylvania Transportation Authority, Louisiana Municipal Police Employees’ Retirement System, Sheet Metal Workers’ Pension Fund and Welfare Fund of Local Union 19, and LBBW Asset Management Investmentgesellschaft MBH moved for consolidation and appointment of lead plaintiffs and lead counsel in the Delaware Actions. On January 25, 2013, Plaintiff John and Patricia Mayer cross moved for appointment as lead or co-lead plaintiffs and approval of their selection of lead counsel. By Order dated January 29, 2013, the Court of Chancery consolidated the Delaware Actions and appointed lead plaintiffs and lead counsel. On January 31, 2013, lead plaintiffs filed a consolidated amended complaint which, among other things, adds allegations contending that the preliminary proxy statement filed by NYSE Euronext contains misstatements or omissions regarding the transaction and the firm’s business prospects.

On January 3, 2013, the plaintiffs in the New York Actions moved for consolidation and appointment lead counsel in the New York Actions. On January 28, 2013, the court entered an Order consolidating the New York Actions and appointing lead counsel. On January 30, 2013, the defendants moved to dismiss or stay the New York Actions based upon, among other things, the substantially identical, earlier filed Delaware proceedings. That motion remains pending.

We believe the allegations in the complaints in the Delaware Actions and the New York Actions are without merit, and intend to defend them vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4 (A). EXECUTIVE	OFFICERS OF INTERCONTINENTALEXCHANGE, INC.

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers:

Name	Age	Title
Jeffrey C. Sprecher	57	Chairman of the Board and Chief Executive Officer
Charles A. Vice	49	President and Chief Operating Officer
Scott A. Hill	45	Senior Vice President and Chief Financial Officer
David S. Goone	52	Senior Vice President and Chief Strategic Officer
Edwin D. Marcial	45	Senior Vice President and Chief Technology Officer
Johnathan H. Short	47	Senior Vice President, General Counsel and Corporate Secretary
Thomas W. Farley	37	Senior Vice President of Financial Markets

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

Scott A. Hill.    Mr. Hill has served as Senior Vice President and Chief Financial Officer since May 2007. As our Chief Financial Officer, he is responsible for overseeing all aspects of our finance and accounting functions, including treasury, tax, accounting controls, financial planning, mergers and acquisitions, business development, human resources and investor relations. Mr. Hill also oversees our global clearing operations, including our credit default swap clearing houses. Prior to joining us, Mr. Hill spent 16 years as an international finance executive for IBM. He oversaw IBM’s worldwide financial forecasts and measurements from 2006 through 2007, working alongside the CFO of IBM and with all of the company’s global business units. Prior to that, Mr. Hill was Vice President and Controller of IBM’s Japan multi-billion dollar business operation from 2003 through 2005. Mr. Hill earned his BBA in Finance from the University of Texas at Austin and his MBA from New York University.

David S. Goone.    Mr. Goone has served as Senior Vice President, Chief Strategic Officer since March 2001. He is responsible for the expansion of our product lines, including futures products and trading capabilities for our electronic platform. Mr. Goone also leads our global sales organization. Additionally, Mr. Goone joined the Board of Directors at CETIP following our 2011 investment in the Brazilian clearing house. Prior to joining us, Mr. Goone served as the Managing Director, Product Development and Sales at the Chicago Mercantile Exchange where he worked for nine years. From 1989 through 1992, Mr. Goone was Vice

President at Indosuez Carr Futures, where he developed institutional and corporate business. Prior to joining Indosuez, Mr. Goone worked at Chase Manhattan Bank, where he developed and managed their exchange-traded foreign currency options operation at the Chicago Mercantile Exchange. Mr. Goone holds a B.S. degree in Accountancy from the University of Illinois at Urbana-Champaign.

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

Thomas W. Farley.    Mr. Farley became Senior Vice President of Financial Markets in June 2012. In this role, Mr. Farley oversees the development of initiatives within our OTC financial markets, such as Creditex, ICE Link and Foreign Exchange. Mr. Farley originally joined as President of ICE Futures U.S. in February 2007, a position that he held until June 2012. From July 2006 to January 2007, Mr. Farley was President of SunGard Kiodex, a risk management technology provider to the commodity derivatives markets. From October 2000 to July 2006, Mr. Farley served as Kiodex’s Chief Financial Officer and he also served as Kiodex’s Chief Operating Officer from January 2003 to July 2006. Prior to Kiodex, Mr. Farley held positions in investment banking and private equity. Mr. Farley is a Chartered Financial Analyst charterholder and holds a B.A. in Political Science from Georgetown University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Approximate Number of Holders of Common Stock

As of January 31, 2013, there were approximately 358 holders of record of our common stock.

Dividends

We have paid no dividends on our common stock and we have not determined that we will pay dividends on our common stock on a standalone basis in the near future. However, as disclosed in connection with the acquisition of NYSE Euronext, the combined company would commence an annual dividend program beginning with an approximately $300 million dividend after the transaction closes. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law or the SEC and other factors our board of directors deems relevant.

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “ICE”. Our common stock was initially offered and sold to the public at a price of $26.00 per share and has been publicly traded since November 16, 2005. Prior to that date, there was no public market in our stock. On January 31, 2013, our common stock traded at a high of $139.44 per share and a low of $137.57 per share. The following table sets forth the quarterly high and low sale prices for the periods indicated for our common stock on the New York Stock Exchange.

	Common Stock Market Price
	High	Low
Year Ended December 31, 2011
First Quarter	$135.38	$112.13
Second Quarter	$126.67	$112.20
Third Quarter	$131.72	$102.57
Fourth Quarter	$132.89	$113.00
Year Ended December 31, 2012
First Quarter	$142.75	$110.67
Second Quarter	$139.56	$117.82
Third Quarter	$141.77	$126.22
Fourth Quarter	$135.40	$122.72

Equity Compensation Plan Information

The following table provides information about our common stock that has been or may be issued under our equity compensation plans as of December 31, 2012, which consist of the 2000 Stock Option Plan, 2003 Directors Plan, 2004 Restricted Stock Plan, 2005 Equity Incentive Plan, 2009 Omnibus Incentive Plan and the Creditex 1999 Stock Option/Stock Issuance Plan. The 2000 Stock Option Plan, 2004 Restricted Stock Plan, 2005 Equity Incentive Plan and the Creditex 1999 Stock Option/Stock Issuance Plan were all retired in May 14, 2009, when our shareholders approved the 2009 Omnibus Incentive Plan. No future issuances will be made from these retired plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted average exercise price of outstanding options (b)		Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,674,585	(1)	$94.84	(1)	1,848,973
Equity compensation plans not approved by security holders(2)	181,380	(2)	$32.07	(2)	203,016

TOTAL	1,855,965		$85.07		2,051,989

(1)	The 2000 Stock Option Plan was approved by our stockholders in June 2000. The 2005 Equity Incentive Plan was approved by our stockholders in June 2005. The 2009 Omnibus Incentive Plan was approved by our stockholders on May 14, 2009, on which date the 2000 Stock Option Plan and the 2005 Equity Incentive Plan were retired. Of the 1,674,585 securities to be issued upon exercise of outstanding options and rights, 783,827 are options with a weighted average exercise price of $94.84 and the remaining 890,758 securities are restricted stock shares that do not have an exercise price.

(2)	This category includes the 2003 Directors Plan, 2004 Restricted Stock Plan and the Creditex 1999 Stock Options/Stock Issuance Plan. Of the 181,380 securities to be issued upon exercise of outstanding options and rights, 150,125 are options with a weighted average exercise price of $32.07 and the remaining 31,255 securities are restricted stock shares that do not have an exercise price. For more information concerning these plans, see note 9 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of IntercontinentalExchange, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended December 31, 2012.

Period (2012)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
October 1 – October 31	103,900	$129.28	103,900	$486.6
November 1 – November 30	127,493	$128.63	231,393	$470.2
December 1 – December 31	157,765	$127.84	389,158	$450.0
Total	389,158	$128.48	389,158	$450.0

(1)

In September 2012, our board of directors approved a new authorization to our share repurchase program increasing the authorized aggregate amount of repurchases up to $500.0 million. This stock repurchase authorization does not have an expiration date and, from time to time, our board of directors may increase or decrease the amount we are authorized to repurchase. During the quarter ended December 31, 2012, pursuant to a trading plan adopted in compliance with Rule 10b5-1 under the Securities Exchange Act, we repurchased $50.0 million worth of our common stock through open market purchases. Under Rule 10b5-1 trading plans, we may purchase additional shares of our common stock in the future outside of open trading window periods subject to the terms of the plan. Our repurchase program may be suspended or discontinued at any time without prior notice. We expect to fund any share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any futures repurchases will depend upon market conditions, our stock price and our strategic plans at that time.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present our selected consolidated financial data as of and for the dates and periods indicated. We derived the selected consolidated financial data set forth below for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the selected consolidated financial data set forth below for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The selected consolidated financial data presented below is not indicative of our future results for any period. The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012(1)	2011(1)	2010(1)	2009(1)	2008(1)
	(In thousands, except for per share data)
Consolidated Statement of Income Data
Revenues:
Transaction and clearing fees, net(2)	$1,185,195	$1,176,367	$1,023,454	$884,473	$693,229
Market data fees	146,789	124,956	109,175	101,684	102,944
Other	30,981	26,168	17,315	8,631	16,905

Total revenues	1,362,965	1,327,491	1,149,944	994,788	813,078

Operating expenses:
Compensation and benefits	251,152	250,601	236,649	235,677	159,792
Technology and communication	45,764	47,875	44,506	38,277	27,473
Professional services	33,145	34,831	32,597	35,557	29,705
Rent and occupancy	19,329	19,066	17,024	20,590	14,830
Acquisition-related transaction costs(3)	19,359	15,624	9,996	6,139	—
Selling, general and administrative	36,699	34,180	35,644	34,067	25,476
Depreciation and amortization	130,502	132,252	121,209	111,357	62,247

Total operating expenses	535,950	534,429	497,625	481,664	319,523

Operating income	827,015	793,062	652,319	513,124	493,555
Other expense, net(4)	(37,323)	(33,053)	(42,846)	(19,635)	(19,354)

Income before income taxes	789,692	760,009	609,473	493,489	474,201
Income tax expense	227,955	238,268	201,706	179,335	173,229

Net income	$561,737	$521,741	$407,767	$314,154	$300,972

Net (income) loss attributable to noncontrolling interest(5)	(10,161)	(12,068)	(9,469)	1,834	—

Net income attributable to IntercontinentalExchange, Inc.	$551,576	$509,673	$398,298	$315,988	$300,972

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$7.59	$6.97	$5.41	$4.33	$4.23

Diluted	$7.52	$6.90	$5.35	$4.27	$4.17

Weighted average common shares outstanding:
Basic	72,712	73,145	73,624	72,985	71,184
Diluted	73,366	73,895	74,476	74,090	72,164

(1)	We acquired several companies during the periods presented and have included the financial results of these companies in our consolidated financial statements effective from the respective acquisition dates. Refer to note 3 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on some of these acquisitions.

(2)	Our transaction and clearing fees are presented net of rebates. For a discussion of these rebates, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

(3)	During the years ended December 31, 2012, 2011, 2010 and 2009, we expensed $19.4 million, $15.6 million, $10.0 million and $6.1 million, respectively, in transaction costs directly relating to various successful and unsuccessful acquisitions. On January 1, 2009, we adopted what is now part of Accounting Standards Codification, or ASC, Topic 805 related to business combinations, which require us to expense all acquisition-related transaction costs as incurred. Prior to 2009, we could capitalize these costs as part of the purchase price and would only expense these costs if they were incurred but the acquisition did not close.

(4)	The financial results for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 include $33.5 million, $28.4 million, $25.1 million, $16.8 million and $13.2 million, respectively, in interest expense on our outstanding indebtedness and $5.4 million, $6.1 million, $5.0 million, $5.6 million and $6.0 million, respectively, in interest expense relating to the Russell licensing agreement. The financial results for the year ended December 31, 2010 include a loss of $15.1 million on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire the Climate Exchange plc. The financial results for the years ended December 31, 2009 and 2008 include impairment losses of $9.3 million and $15.7 million, respectively, relating to our cost method investment in the National Commodity and Derivatives Exchange, Ltd. The financial results for the year ended December 31, 2009 include a net gain of $11.1 million relating to the sale of our LCH.Clearnet shares, partially offset by adjustments to various other cost method investments. Refer to notes 3, 8 and 12 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(5)	On January 1, 2009, we adopted what is now part of ASC Topic 810 related to noncontrolling interests. Increases in noncontrolling interest, including those resulting from the formation of ICE Clear Credit and the acquisition of TCC, have been recorded within equity, with income attributable to that noncontrolling interest recorded separately in our consolidated statements of income.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,612,195	$822,949	$621,792	$552,465	$283,522
Short-term and long-term investments(1)	391,345	451,136	1,999	25,497	6,484
Margin deposits and guaranty fund assets(2)	31,882,493	31,555,831	22,712,281	18,690,238	12,117,820
Total current assets	33,750,087	32,605,391	23,575,778	19,459,851	12,552,588
Property and equipment, net	143,392	130,962	94,503	91,735	88,952
Goodwill and other intangible assets, net(3)	2,736,937	2,757,358	2,806,873	2,168,291	2,163,671
Total assets	37,214,842	36,147,864	26,642,259	21,884,875	14,959,581
Margin deposits and guaranty fund liabilities(2)	31,822,493	31,555,831	22,712,281	18,690,238	12,117,820
Total current liabilities	32,245,697	31,800,314	23,127,384	18,967,832	12,311,642
Current and long-term debt(4)	1,132,500	887,500	578,500	307,500	379,375
Equity	3,676,558	3,162,341	2,816,765	2,433,647	2,012,180

(1)	In recent periods, we have allocated more of our funds to cash equivalent investments, which have a maturity of less than three months, and less to short-term and long-term investments. Our investment in Cetip, S.A., as of December 31, 2012 and 2011, is classified as a long-term investment. Refer to note 5 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on this investment.

(2)	Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. ICE Clear Europe began clearing contracts in November 2008 upon the transition of clearing from LCH.Clearnet Ltd. and ICE Clear Credit began to clear CDS contracts in March 2009. Refer to note 11 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(3)	The increase in the goodwill and intangible assets in 2010 primarily relates to the acquisition of Climate Exchange plc in July 2010. Refer to notes 3 and 7 to our consolidation financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on these items.

(4)	We entered into aggregate $2.6 billion senior unsecured credit facilities during 2011, which include a $2.1 billion five-year senior unsecured multicurrency revolving credit facility and an aggregate $500.0 million five-year senior unsecured term loan facility. We also borrowed $400.0 million under a note purchase agreement and $487.5 million under the term loan facility during 2011, which were used to fund a portion of our investment in Cetip, S.A. and for general corporate purposes, including stock repurchases. We borrowed $400.0 million under a senior unsecured term loan facility during 2010, part of which was used in connection with the purchase of CLE and for our stock repurchases. Refer to note 8 to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K, for more information on our outstanding debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Our Business Environment

We are a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the-counter, or OTC, markets, derivatives clearing houses and post-trade services. We operate these global marketplaces for trading and clearing a broad array of energy, environmental and agricultural commodities, credit default swaps, or CDS, equity indexes and currency contracts. We offer electronic platforms for the trading of products in both the futures and OTC markets together with clearing services, post-trade processing and market data. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts by offering a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. We currently operate our OTC bilateral physical energy markets through ICE U.S. OTC Commodity Markets LLC and our CDS markets through Creditex, our wholly-owned brokerage business.

ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for North American CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and for European CDS contracts submitted for clearing. Prior to October 15, 2012, ICE Clear Europe cleared our OTC energy contracts. On October 15, 2012, these cleared OTC energy contracts transitioned to energy futures contracts that trade through ICE Futures Europe and ICE Futures U.S., but continue to clear and settle on ICE Clear Europe. ICE Clear U.S. performs the clearing and settlement of all futures and options contracts traded through ICE Futures U.S. except for the energy futures contracts. See “Recent Developments and Trends” below.

Our business is primarily transaction-based, and the revenues and profitability relate directly to the amount, or volume, of trading and clearing activity in our markets and the respective execution and clearing fees generated. Trading volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts such as equity indexes and foreign exchange, as well as economic conditions, changes in supply/demand dynamics or perceptions, weather, new product introductions, fees, currency moves and interest rates, margin requirements, regulation of our markets and market participants, geopolitical events, market liquidity and competition. Price volatility increases the need to hedge price risk and creates the need for the exchange of risk between market participants. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength.

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

As a result of completed and pending regulatory changes in the United States that offer greater regulatory and operational certainty to futures market participants relative to the swaps market, on October 15, 2012, we transitioned all of our cleared OTC energy swaps contracts to futures contracts. Our cleared OTC energy swaps, including North American natural gas, North American power and physical environmental products, transitioned to futures contracts and are now listed at ICE Futures U.S., and continue to be cleared at ICE Clear Europe, which is a U.S. Derivatives Clearing Organization. ICE Futures U.S.’s current suite of non-energy products continue to be cleared at ICE Clear U.S. Our cleared OTC global oil and refined products, freight, iron ore and natural gas liquid swaps transitioned to futures contracts listed at ICE Futures Europe with our other energy futures contracts and continue to be cleared at ICE Clear Europe, in its capacity as a U.K. Recognized Clearing House.

Recent Developments and Trends

Potential Acquisitions and Completed Acquisitions

On December 20, 2012, we announced an agreement to acquire NYSE Euronext in a stock and cash transaction. The transaction, which was unanimously approved by the boards of directors of both companies, is currently valued at approximately $8.6 billion, based on the closing price of our stock on January 31, 2013. The final purchase price will be based on the actual market price per share of ICE common stock on the closing date of the acquisition. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. Upon the closing of the acquisition, NYSE Euronext will merge with and into a wholly owned subsidiary of ICE.

Under the terms of the agreement, each share of NYSE Euronext common stock owned by a NYSE Euronext stockholder will be converted into the right to receive 0.1703 of a share of our common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election, NYSE Euronext stockholders will have the right to make either a cash election to receive $33.12 in cash, or a stock election to receive 0.2581 of a share of our common stock, for each of their NYSE Euronext shares. Both the cash election and the stock election are subject to the adjustment and proration procedures set forth in the agreement to ensure that the total amount of cash paid, and the total number of shares of our common stock issued, are equal to the total amount of cash and number of shares that would have been paid and issued if all of the NYSE Euronext stockholders received the standard election amount. It is anticipated that our stockholders and NYSE Euronext stockholders will hold approximately 64% and 36%, respectively, of the issued and outstanding shares of our common stock immediately after completion of the acquisition. If the acquisition is completed, it is currently estimated that payment of the stock portion of the acquisition consideration will require us to issue or reserve for issuance approximately 42.4 million shares of our common stock in connection with the acquisition and that the maximum cash consideration required to be paid for the cash portion of the acquisition consideration will be approximately $2.7 billion. We will pay the cash portion of the acquisition consideration from cash on hand and borrowing under our revolving credit facility. The acquisition is expected to close during the second half of 2013, subject to regulatory approvals in Europe and the United States, approval by stockholders of both companies and customary closing conditions.

On December 20, 2012, we entered into a Clearing Services Agreement with Liffe Administration and Management, or NYSE Liffe, pursuant to which ICE Clear Europe will provide clearing services to NYSE Liffe as a result of the exchange’s requirement for a clearing provider following its planned exit from its current provider in June 2013 and the risks associated with the continued development of its own new clearing house. The arrangement will enable us to deliver clearing services to NYSE Liffe customers through our European clearing house.

In September 2012, we acquired 100% of WhenTech LLC, or WhenTech, a technology, software and information provider for option market participants. WhenTech solutions include options valuation, analytics and risk management platforms. During September 2012, we also announced an agreement to acquire a majority stake in the derivatives and spot gas business of APX-ENDEX. Under the terms of the agreement, we will acquire 79.12% of the derivatives and spot gas business of APX-ENDEX. Gasunie, a natural gas infrastructure company and an existing stockholder of APX-ENDEX, will retain the remaining 20.88% stake of APX-ENDEX. The APX-ENDEX gas business includes derivatives and spot trading around the Title Transfer Facility (TTF) Virtual Trading Point in the Netherlands, one of continental Europe’s leading natural gas trading hubs, as well as the U.K. On-the-Day Commodity Market (OCM) and the Belgian Zeebrugge Trading Point (ZTP). The transaction consideration will be funded by cash on hand and is expected to close by the end of the first quarter of 2013, subject to regulatory approvals and customary closing conditions.

Restricted Cash

We classify all cash and cash equivalents that are not available for general use by us, either due to regulatory requirements or through restrictions in specific agreements, as restricted cash in our consolidated balance sheets. As of December 31, 2012, we have $249.7 million in total restricted cash on our consolidated balance sheet, which primarily relates to regulatory requirements in which we must maintain these cash balances in our regulated exchanges and clearing houses and includes $160.0 million that has been contributed to certain of our clearing houses and is to be used in the event of a default. Total restricted cash was $217.5 million as of December 31, 2011 and the $32.2 million increase during the year ended December 31, 2012 was primarily due to Financial Services Authority, or FSA, mandated changes in the regulatory requirement calculations during 2012 as well as additional costs incurred at both ICE Clear Europe and ICE Futures Europe due to the growth of these businesses. Both ICE Clear Europe and ICE Futures Europe are required to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times, subject to certain deductions. Beginning in February 2013, the FSA regulatory capital calculations for ICE Clear Europe and ICE Futures

Europe will be adjusted to no longer allow for certain deductions in the calculations of the six months of operating expenditures, which will result in an estimated increase in our restricted cash and a decrease in cash, ranging from $55 million to $65 million.

In August 2012, the European Banking Authority, or EBA, issued final draft technical standards on capital requirements for central counterparties as part of EMIR. The EBA standards impose capital and liquid resource requirements in excess of the new February 2013 FSA requirements for clearing houses. Once these regulations become effective in 2013, the FSA restricted cash requirements for ICE Clear Europe will be superseded by the EBA capital requirements, which require an estimated increase in the liquid regulatory capital requirements from the February 2013 FSA requirements ranging from $110 million to $120 million. However, unlike the FSA, the EBA currently does allow for committed lines of credit as permitted forms of liquid resources. Therefore, the $150 million of our revolving credit facility which is reserved for use by ICE Clear Europe for liquidity purposes could be used to satisfy some portion of this estimated $185 million to $195 million liquid regulatory capital requirement at ICE Clear Europe, which could cause a reduction in the restricted cash balance ranging from $70 million to $80 million. The Bank of England, which will assume regulatory supervision of ICE Clear Europe from the FSA in April 2013, may impose stricter liquidity requirements than the EBA and not allow the use of a committed line of credit as a permitted form of liquid resources. During 2013, we will evaluate the most appropriate means by which to satisfy these new regulatory capital requirements either by way of restricted cash or committed credit facilities.

Consolidated Financial Highlights

The following summarizes our results and significant changes in our consolidated financial performance for the periods presented (dollars in thousands, except per share amounts):

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
Total revenues	$1,362,965	$1,327,491	3%	$1,327,491	$1,149,944	15%
Total operating expenses	$535,950	$534,429	—%	$534,429	$497,625	7%
Operating income	$827,015	$793,062	4%	$793,062	$652,319	22%
Operating margin	61%	60%	1 pt	60%	57%	3 pts
Total other expense, net	$37,323	$33,053	13%	$33,053	$42,846	(23)%
Income tax expense	$227,955	$238,268	(4)%	$238,268	$201,706	18%
Effective tax rate	29%	31%	(2 pts )	31%	33%	(2 pts )
Net income attributable to ICE	$551,576	$509,673	8%	$509,673	$398,298	28%
Diluted earnings per share attributable to ICE common shareholders	$7.52	$6.90	9%	$6.90	$5.35	29%
Cash flows from operating activities	$732,954	$712,770	3%	$712,770	$533,758	34%

•

Consolidated revenue growth of 3% for the year ended December 31, 2012 was primarily due to higher trading volume in the ICE Brent Crude futures and options contract, fee increases relating to our agricultural commodity futures and options contracts, and fee increases for various market data services. Consolidated revenue growth of 15% for the year ended December 31, 2011 was primarily due to higher trading volume in the ICE Brent Crude and ICE Gasoil futures and options contracts, the OTC North American natural gas and OTC global oil contracts and due to increases in the ICE emission futures and options volumes and revenues.

•

Consolidated operating expenses remained constant for the year ended December 31, 2012, from the comparable period in 2011. Consolidated operating expenses increased $36.8 million for the year ended December 31, 2011, from the comparable period in 2010, primarily due to the following:

•

Compensation and benefits expenses increased $14.0 million for the year ended December 31, 2011, from the comparable period in 2010. The increase primarily related to an increase in our employee headcount.

•

Depreciation and amortization expenses increased $11.0 million for the year ended December 31, 2011, from the comparable period in 2010. The increase primarily related to amortization expenses recorded on the intangible assets associated with our acquisition of Climate Exchange plc, or CLE, in July 2010, and due to additional depreciation expenses recorded on fixed asset additions.

•

Acquisition-related transaction costs increased $5.6 million for the year ended December 31, 2011, from the comparable period in 2010. We incurred acquisition-related transaction costs during the year ended December 31, 2011 primarily relating to our potential acquisition of NYSE Euronext and our Cetip investment and during the year ended December 31, 2010 primarily relating to our acquisition of CLE.

•

Consolidated other expenses, net, increased for the year ended December 31, 2012, from the comparable period in 2011, primarily due to an increase in consolidated interest expense resulting from an increase in total debt outstanding during 2012. See “— Loan Agreements” below. Consolidated total other expense, net includes a pre-tax loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE of $15.1 million during the year ended December 31, 2010.

•

Excluding various items that are not reflective of our core business performance, net of taxes, consolidated net income attributable to ICE for the years ended December 31, 2012, 2011 and 2010 would have been $557.3 million, $515.6 million and $417.3 million, respectively. See “— Non-GAAP Financial Measures” below.

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

•

Regulatory Considerations:    The implementation of new regulations may impact participation in our markets. Generally, legislative and regulatory bodies have expressed increased concern regarding derivatives markets when underlying commodity prices rise. As a result, legislative and regulatory actions may change the way we conduct our business and may create uncertainty for market participants, which could affect trading volumes.

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

We also periodically make adjustments to our contract specifications and are currently introducing new ICE Brent Crude and ICE Gasoil futures contracts alongside our existing contracts for those products. Changes to contracts are generally aimed at making the contracts more relevant to more customers and their evolving hedging needs or are required based on changes to the underlying commodity and may result in fluctuations in trading volume. These and other factors could cause our revenues to fluctuate from period to period and these fluctuations may affect the reliability of period to period comparisons of our revenues and operating results.

Segment Reporting

As of December 31, 2012, we operate as a single reportable segment. We previously reported three reportable segments: our futures segment, our global OTC segment, and our market data segment. In the first quarter of 2012, our chief operating decision maker changed the manner in which he reviews and assesses performance of the business and, accordingly, we changed the manner in which we presented operating results to our chief operating decision maker. This new reporting presentation allocated fees earned and expenses incurred from market data activities in our futures and OTC business to the respective segments in which it was generated, rather than reporting separately, and the intercompany fees and expenses were eliminated. Further, in the fourth quarter of 2012, in connection with the transition of the cleared OTC energy swaps contracts to futures contracts, we no longer have a separate global OTC segment. These changes were made as this is reflective of how our chief operating decision maker reviews and operates our business.

Consolidated Revenues

The following table presents our consolidated revenues (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options and cleared OTC contracts(1)	$221,200	$226,952	(3)%	$226,952	$196,634	15%
ICE Brent Crude futures and options contracts	213,508	190,171	12	190,171	145,278	31
ICE Gasoil futures and options contracts	97,157	99,529	(2)	99,529	79,113	26
North American power futures and options and cleared OTC contracts(1)	80,507	85,265	(6)	85,265	88,306	(3)
ICE emission futures and options contracts	66,681	63,480	5	63,480	41,123	54
Sugar futures and options contracts	80,500	69,160	16	69,160	74,538	(7)
Russell Index futures and options contracts	30,796	40,034	(23)	40,034	32,337	24
Other futures and options and cleared OTC contracts(1)	197,633	185,345	7	185,345	154,296	20
Credit default swaps contracts	144,483	167,003	(13)	167,003	165,689	1
Other	52,730	49,428	7	49,428	46,140	7

Total transaction and clearing fees, net	1,185,195	1,176,367	1	1,176,367	1,023,454	15
Market data fees	146,789	124,956	17	124,956	109,175	14
Other	30,981	26,168	18	26,168	17,315	51

Total revenues	$1,362,965	$1,327,491	3%	$1,327,491	$1,149,944	15%

(1)	In connection with the transition of the cleared OTC energy swaps contracts to futures contracts on October 15, 2012, the cleared OTC North American natural gas, cleared OTC North American power and cleared OTC Global oil and other contracts have been transitioned to futures and options contracts and the prior periods have been reclassified to conform to this presentation.

Transaction and Clearing Fees, net

We earn transaction and clearing fees from both counterparties to each contract that is traded and/or cleared, based on the volume of the commodity underlying the contract that is traded and/or cleared. The amount of our transaction and clearing fees will depend upon many factors, including but not limited to transaction and clearing volume, pricing and new product introductions.

North American natural gas futures and options and cleared OTC volumes increased 12% for the year ended December 31, 2012, from the comparable period in 2011, and increased 33% for the year ended December 31, 2011, from the comparable period in 2010. Volume in our North American natural gas markets increased due to the introduction of new products, increased natural gas options volume and increased demand for hedging and risk management as market participants became less risk averse as the global financial markets stabilized. North American natural gas futures and options and cleared OTC revenues decreased 3% for the year ended December 31, 2012, from the comparable period in 2011, primarily due to increases in rebates relating to certain of these contracts during the past several years as discussed below, which were partially offset by increases in the trading volumes between years.

Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinational companies, to price and hedge their crude oil production. Market participants are increasingly relying on the Brent North Sea contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. During the year ended December 31, 2012, the longer term shift toward the ICE Brent Crude contract as the global light sweet crude benchmark continued and customers increasingly traded the ICE Brent Crude contract relative to the ICE WTI Crude contract, which serves as the U.S. oil benchmark. Volume in the Brent crude market also increased the last two years due to physical supplies, political unrest in the Middle East, higher economic growth outside of the United States that benefited trading in our global oil markets, and due to growth in ICE Brent Crude options volume. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 56%, 51% and 47% market share of the global oil futures contracts trading for the years ended December 31, 2012, 2011 and 2010, respectively. Volume in our Gasoil contract during the year ended December 31, 2011 also increased due to its role as a key refined products benchmark in Europe and Asia, as well as increased liquidity in the related Brent market due to the size of the North Sea physical market.

North American power futures and options and cleared OTC revenues decreased 6% for the year ended December 31, 2012, from the comparable period in 2011. North American power futures and options and cleared OTC volumes increased 53% during this same period of time primarily due to growth in smaller sized power contracts, which have a lower rate per contract than the full sized North American power contracts. Of the 95.5 million North American power futures and options and cleared OTC contracts traded during the year ended December 31, 2012, 89.9 million contracts, or 94%, represented smaller sized power contracts, which have a lower rate per contract than full sized North American power contracts, compared to 88% of the volume representing smaller sized contracts during both the year ended December 31, 2011 and 2010. Volume in the larger North American power contracts decreased the last two years primarily due to lower volatility on absolute price levels that remained low, along with muted economic activity levels, which resulted in lower power production and consumption during the years ended December 31, 2012 and 2011. In addition, uncertainty related to financial reform, specifically rules relating to swaps markets, impacted both North American natural gas and power contract volumes during the years ended December 31, 2012 and 2011.

Our ICE emissions futures and options revenues increased 5% for the year ended December 31, 2012, compared to the same period in 2011, while at the same time the related volumes increased 23% for the year ended December 31, 2012, compared to the same period in 2011. The revenues increase during 2012 was lower than the volume increase primarily related to a decrease in average exchange rate of the euro to the U.S. dollar for the current year period, compared to the prior year period, and to a lesser extent, an increase in the rebates during the year ended December 31, 2012. The ICE emissions futures and options contracts are billed in euros and the average exchange rate of the euro to the U.S. dollar, and the related U.S. dollar revenues, decreased 8% for the year ended December 31, 2012, compared to the same period in 2011, and this reduced our revenues. Revenues in our ICE emission futures and options contracts increased during the year ended December 31, 2011, from the comparable period in 2010, primarily due to increases in our trading volumes and due to our recognition of 100% of the revenues from the ICE emission contracts following our acquisition of CLE in July 2010. Prior to our acquisition of CLE, we only recognized a portion of the total ICE emission futures and option revenues under our prior licensing agreement with CLE.

Effective January 1, 2012, we implemented a trading and clearing fee increase on our agricultural commodity futures and options contracts at ICE Futures U.S. as a result of increased regulatory staffing and regulatory burdens, the expansion of products developed and listed by the exchange, and significant enhancements in trading and clearing technology completed over the past five years. The rate per contract for ICE Futures U.S. agricultural commodity futures and options increased 11% to $2.59 per contract for the year ended December 31, 2012 from $2.33 per contract for the year ended December 31, 2011. The increase in the sugar futures and options contract revenues for the year ended December 31, 2012 is primarily due to this fee increase.

Our Russell Index futures and options revenues for the year ended December 31, 2012 decreased from the comparable period in 2011 primarily due to lower equity market inflows and lower volatility in the equity markets during 2012, especially in comparison to the higher volatility in the equity markets during 2011 due to the fiscal cliff and credit downgrade that occurred in the United States and due to debt problems in Europe. Our Russell Index futures and options contracts set various monthly volume records in the second half of 2011 and the increase in U.S. equity market volatility was a key factor as the Russell Index and other major indexes experienced their highest volatility levels in the past three years. Along with the heightened volatility, there was a significant amount of institutional hedging activity in 2011 utilizing the Russell Index to adjust risk exposure in small cap issues.

The increase in other futures and options and cleared OTC contract revenues for the last two years is primarily due to increased trading volumes in our cleared OTC global oil and refined products, U.S. heating oil, RBOB gasoline, coffee, and cocoa contracts. Our cleared OTC global oil and refined products contract revenues were $46.7 million, $39.3 million and $21.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, with the increases the last two years primarily due to the successful launch of new global oil and refined product contracts as demand for oil contracts rose.

CDS trade execution revenues at Creditex were $78.1 million, $99.9 million and $105.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. CDS clearing revenues at ICE Clear Credit and ICE Clear Europe were $66.3 million, $67.1 million and $60.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, ICE Clear Credit and ICE Clear Europe cleared $10.2 trillion, $11.6 trillion and $10.0 trillion, respectively, of CDS notional value. Trading volumes in the broader CDS market have declined during the last several years impacting Creditex revenue performance. Diminished CDS trading by dealer clients, reduced perceptions of credit risk and significant regulatory uncertainty and financial reform all contributed to lower revenues the last two years. Over half of Creditex’s revenues are billed in euros. Therefore, the 8% decrease in the average exchange rate of the euro to the U.S. dollar during the year ended December 31, 2012, compared to the same period in 2011, further contributed to the Creditex revenue decline during the year ended December 31, 2012.

Other transaction and clearing fees primarily relates to OTC bilateral commissions, brokered energy commissions, licensed revenues and electronic trade confirmation fees, and the increase the last two years primarily relates to increased trading volume in our OTC oil bilateral markets.

Our transaction and clearing fees are presented net of rebates. We recorded rebates of $371.8 million, $296.2 million and $215.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in the number of rebate programs offered and from higher contract volume traded under these programs during the periods. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate.

Average Daily Trading and Clearing Revenues and Futures Rate per Contact Data

The following table presents average daily trading and clearing revenues, as well as futures rate per contract (dollars in thousands, except rate per contact amounts):

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
Average daily trading and clearing revenues:
Energy futures average daily exchange and clearing revenues(1)	$3,149	$3,092	2%	$3,092	$2,541	22%
Agricultural and financial futures average daily exchange and clearing revenues(1)	772	716	8	716	677	6
Global CDS OTC average daily commission and clearing revenues	573	663	(13)	663	657	1
Bilateral OTC average daily commission revenues	181	167	8	167	155	8

Total average daily trading and clearing revenues	$4,675	$4,638	1%	$4,638	$4,030	15%

Futures rate per contract:
Energy futures and options and cleared OTC energy rate per contract(1)	$1.07	$1.18	(10)%	$1.18	$1.21	(2)%
Agricultural commodity futures and options rate per contract	$2.50	$2.25	11%	$2.25	$2.06	9%
Financial futures and options rate per contract	$0.95	$0.92	4%	$0.92	$0.81	13%

(1)	In connection with the transition of the cleared OTC energy swaps contracts to futures contracts on October 15, 2012, the cleared OTC North American natural gas, cleared OTC North American power and cleared OTC Global oil and other contracts have been transitioned to futures and options contracts and the prior periods have been reclassified to conform to this presentation.

Market Data Fees

Market data fees primarily relate to subscription fee revenues charged for user and license access from data vendors, view only market data access, direct access services, terminal access, daily indexes and end of day reports. In addition, we provide a service to independently establish market price validation curves whereby participant companies subscribe to receive consensus market valuations.

We earn user and license revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the years ended December 31, 2012, 2011 and 2010, we recognized $63.7 million, $55.5 million and $47.4 million, respectively, in user and license revenues from data vendors. The increases in the user and license revenues for the last two years relate to increases in the number of users, the introduction of new user fees and increases in the fees charged per user.

During the years ended December 31, 2012, 2011 and 2010, we recognized $69.3 million, $56.5 million and $50.8 million, respectively, in market data access fees. We charge a market data access fee for access to our electronic platform and the increase for the year ended December 31, 2012 primarily relates to an increase in the market data fees, which became effective on January 1, 2012.

Other Revenues

Other revenues relates to various fees and services provided to customers, including connectivity fees, ICE Chat subscription fees, WhenTech subscription fees, agricultural grading fees, agricultural certification fees, regulatory penalties and fines, and interest income on certain clearing margin deposits. The increase in other revenues for the year ended December 31, 2011, from the comparable period in 2010, is primarily due to a reduction in the net interest paid to clearing members for their cash margin deposits at ICE Clear Europe and an increase in cotton certification fees associated with our increased cotton volume. The interest paid to clearing members is recorded as a reduction to other revenues. Effective January 1, 2011, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits.

Trading Volumes and Open Interest Data

The following table presents trading activity in our futures and cleared OTC markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
Number of contracts traded:
North American natural gas futures and options and cleared OTC(1)	356,294	319,350	12%	319,350	240,777	33%
ICE Brent Crude futures and options	156,334	134,248	16	134,248	100,217	34
ICE Gasoil futures and options	64,182	66,202	(3)	66,202	52,583	26
North American power futures and options and cleared OTC(1)	95,490	62,510	53	62,510	62,959	(1)
ICE emission futures and options	9,312	7,570	23	7,570	6,166	23
Sugar futures and options	32,316	31,455	3	31,455	37,910	(17)
Russell Index futures and options	33,657	44,416	(24)	44,416	40,352	10
Other futures and options and cleared OTC(1)	99,192	106,342	(7)	106,342	97,384	9

Total	846,777	772,093	10%	772,093	638,348	21%

Futures and cleared OTC average daily volume	3,360	3,064	10%	3,064	2,533	21%

(1)	In connection with the transition of the cleared OTC energy swaps contracts to futures contracts on October 15, 2012, the cleared OTC North American natural gas, cleared OTC North American power and cleared OTC Global oil and other contracts have been transitioned to futures and options contracts and the prior periods have been reclassified to conform to this presentation.

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. Open interest refers to the total number of contracts that are currently open — in other words, contracts that have been traded but not yet liquidated by either an offsetting trade, exercise, expiration or assignment. Open interest is also a measure of the future activity remaining to be closed out in terms of the number of contracts that members and their clients continue to hold in the particular contract and by the number of contracts held for each contract month listed by the exchange. As of December 31, 2012, open interest of $1.6 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.5 trillion as of December 31, 2011 and $1.2 trillion as of December 31, 2010. The following table presents our year-end open interest for our futures and options and cleared OTC contracts (in thousands, except for percentages).

	As of December 31,			As of December 31,
	2012	2011	Change	2011	2010	Change
Open interest — in contracts:
North American natural gas futures and options and cleared OTC(1)	27,746	27,186	2%	27,186	14,202	91%
ICE Brent Crude futures and options	2,302	1,301	77	1,301	904	44
ICE Gasoil futures and options	603	482	25	482	643	(25)
North American power futures and options and cleared OTC(1)	33,996	20,817	63	20,817	23,545	(11)
ICE emission futures and options	1,214	984	23	984	781	26
Sugar futures and options	1,262	1,263	—	1,263	1,735	(27)
Russell Index futures and options	370	427	(13)	427	341	25
Other futures and options and cleared OTC(1)	5,581	3,882	44	3,882	3,646	6

Total	73,074	56,342	30%	56,342	45,797	23%

(1)	In connection with the transition of the cleared OTC energy swaps contracts to futures contracts on October 15, 2012, the cleared OTC North American natural gas, cleared OTC North American power and cleared OTC Global oil and other contracts have been transitioned to futures and options contracts and the prior periods have been reclassified to conform to this presentation.

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
Compensation and benefits	$251,152	$250,601	—%	$250,601	$236,649	6%
Technology and communication	45,764	47,875	(4)	47,875	44,506	8
Professional services	33,145	34,831	(5)	34,831	32,597	7
Rent and occupancy	19,329	19,066	1	19,066	17,024	12
Acquisition-related transaction costs	19,359	15,624	24	15,624	9,996	56
Selling, general and administrative	36,699	34,180	7	34,180	35,644	(4)
Depreciation and amortization	130,502	132,252	(1)	132,252	121,209	9

Total operating expenses	$535,950	$534,429	—%	$534,429	$497,625	7%

Consolidated compensation and benefits expenses increased for the last two years primarily due to increases in our employee headcount. Headcount increased from 933 employees as of December 31, 2010 to 1,013 employees as of December 31, 2011, an increase of 9%, and increased to 1,077 employees as of December 31, 2012, an increase of 6% compared to the prior year. The employee headcount increases were primarily due to hiring for clearing, technology and compliance operations, and resulting from our acquisitions over the last several years. We incurred employee termination costs of $6.9 million and $6.0 million for the years ended December 31, 2012 and 2010, respectively, with the terminations during 2012 primarily relating to our closure of the ICE Futures U.S. open outcry trading floor and other employee terminations that occurred at Creditex, and with the terminations during 2010 primarily relating to and following our CLE acquisition in July 2010. The increase in compensation and benefits expenses due to employee headcount increases and termination expenses during the year ended December 31, 2012 was partially offset by a decrease in our broker bonus accruals for the year ended December 31, 2012, from the comparable period in 2011, primarily relating to the reduced Creditex financial performance for the year ended December 31, 2012 from the comparable period in 2011.

Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $52.1 million, $52.9 million and $49.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in non-cash compensation expenses for the year ended December 31, 2012, from the comparable period in 2011, was primarily related to fewer performance-based restricted stock shares being issued and expensed during the year ended December 31, 2012. Our actual financial performance for the year ended December 31, 2012 was less than the financial performance target level as set by our board of directors. Therefore, we issued and expensed less restricted stock during the year ended December 31, 2012 as compared to the prior years when our actual financial performance was above the financial performance target levels for the years ended December 31, 2011 and 2010. The increase in non-cash compensation expenses for the year ended December 31, 2011, from the comparable period in 2010, is primarily related to a greater number of employees receiving non-cash awards due to the headcount increases discussed above.

We incurred consolidated acquisition-related transaction costs during the year ended December 31, 2012 primarily relating to our potential acquisitions of NYSE Euronext and APX-ENDEX, our acquisition of WhenTech, and a potential acquisition that did not occur and is no longer active. During the year ended December 31, 2011, these costs primarily related to our potential acquisition of NYSE Euronext and our Cetip investment and during the year ended December 31, 2010, these costs primarily related to our acquisition of CLE. These costs primarily consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with obtaining committed funding and other external costs directly related to the proposed or closed transactions.

Consolidated selling, general and administrative expenses increased for the year ended December 31, 2012, from the comparable period in 2011, primarily due to increases in certain expenses related to taxes other than income taxes, travel and entertaining and insurance for the year ended December 31, 2012.

We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $69.1 million, $75.8 million and $71.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expenses decreased for the year ended December 31, 2012, from the comparable period in 2011, primarily due to certain intangible assets acquired in prior acquisitions becoming fully amortized during the year ended December 31, 2012. Amortization expenses increased for the year ended December 31, 2011, from the comparable period in 2010, primarily due to additional amortization expenses recorded on the intangible assets associated with our acquisition of CLE in July 2010. We recorded depreciation expenses on our fixed assets of $61.4 million, $56.5 million and $50.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expenses increased for each of the past two years primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software. See “— Cash Flow — Investing Activities” below.

We expect our operating expenses to increase in absolute terms in future periods in connection with the growth of our business and to vary from year to year in the future periods based on the type and level of our acquisitions and other investments.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
Other income (expense):
Interest and investment income	$1,626	$2,489	(35%)	$2,489	$2,161	15%
Interest expense	(38,902)	(34,533)	13	(34,533)	(30,541)	13
Other expense, net	(47)	(1,009)	(95)	(1,009)	(14,466)	(93)

Total other expense, net	($37,323)	($33,053)	13%	($33,053)	($42,846)	(23%)

Net income attributable to noncontrolling interest	($10,161)	($12,068)	16%	($12,068)	($9,469)	27%

The increases in consolidated interest expense the last two years are primarily due to an increase in the overall amount of debt outstanding during each of the past two years. See “— Loan Agreements” below.

We incurred foreign currency transaction losses of $3.5 million, $406,000 and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. Also included in other income (expense) is dividend income relating to our Cetip investment, which was $4.7 million and $2.1 million for the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2011, we settled two outstanding legal matters by paying the separate plaintiffs a cash payment, and we sold our minority stake in an exchange located in China that was acquired as part of the assets of CLE. The two legal settlements and the divestiture, none of which were individually significant, resulted in a net loss of $1.3 million for the year ended December 31, 2011. During the year ended December 31, 2010, we incurred a $15.1 million loss on our foreign currency hedge relating to the pounds sterling cash consideration paid to acquire CLE, offset by a net gain of $1.8 million that we recognized on the CLE acquisition based upon the difference between the £7.50 (pounds sterling) per share acquisition price versus the £6.45 per share price at which we purchased our initial 4.8% stake in CLE. These gains and losses discussed above were recorded in other expense, net.

For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. As of December 31, 2012, noncontrolling interest relates to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners hold a 45.5% net profit sharing interest. The decrease in the net income attributable to noncontrolling interest for the year ended December 31, 2012, from the comparable period in 2011, is primarily related to the decrease in the CDS revenues during this same period. The increase in the net income attributable to noncontrolling interest for the year ended December 31, 2011, from the comparable period in 2010, is primarily related to the increase in the CDS revenues during this same period of time. See “Consolidated Revenues” above.

Income Tax Provision

Consolidated income tax expense was $228.0 million, $238.3 million and $201.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The change in consolidated income tax expense between years is primarily due to the change in our pre-tax income and the change in our effective tax rate each year. Our effective tax rate was 29%, 31% and 33% for the years ended December 31, 2012, 2011 and 2010, respectively. The effective tax rates for the years ended December 31, 2012, 2011 and 2010 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2011, the United Kingdom reduced the corporate income tax rate from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012. During the third quarter of 2012, the United Kingdom further reduced the corporate income tax rate from 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. The decrease in the effective tax rate during the last two years is primarily due to these foreign income tax rate reductions and the increase in income from foreign jurisdictions relative to the United States.

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

	Three Months Ended,
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options and cleared OTC contracts(1)	$47,007	$47,771	$55,628	$70,794	$59,612	$55,866	$54,323	$57,151
ICE Brent Crude futures and options contracts	49,042	55,393	58,875	50,198	46,858	48,158	46,593	48,562
ICE Gasoil futures and options contracts	23,295	24,789	24,022	25,051	25,085	25,435	22,235	26,774
North American power futures and options and cleared OTC contracts(1)	20,307	17,698	20,241	22,261	18,874	21,567	21,519	23,305
ICE emission futures and options contracts	20,424	16,476	14,059	15,722	17,252	16,928	15,049	14,251
Sugar futures and options contracts	14,085	20,448	24,472	21,495	11,793	19,255	20,423	17,689
Russell Index futures and options contracts	7,243	7,199	8,275	8,079	9,223	11,680	9,478	9,653
Other futures and options and cleared OTC contracts(1)	48,406	44,229	52,266	52,732	44,785	44,952	45,352	50,256
Credit default swaps contracts	35,625	32,934	36,099	39,825	41,311	45,543	41,072	39,077
Other	11,704	12,240	12,871	15,915	12,514	12,126	12,496	12,292

Total transaction and clearing fees, net	277,138	279,177	306,808	322,072	287,307	301,510	288,540	299,010
Market data fees	37,285	35,947	37,171	36,386	32,625	32,212	30,699	29,420
Other	8,948	8,063	7,234	6,736	7,283	7,056	5,979	5,850

Total revenues	323,371	323,187	351,213	365,194	327,215	340,778	325,218	334,280

Operating expenses:
Compensation and benefits	56,556	61,820	64,700	68,076	62,650	64,137	62,176	61,638
Technology and communication	11,229	11,073	11,760	11,702	11,989	12,316	12,045	11,525
Professional services	7,404	7,813	8,526	9,402	9,861	8,743	8,422	7,805
Rent and occupancy	4,785	5,167	4,915	4,462	5,138	5,107	4,462	4,359
Acquisition-related transaction costs	9,365	2,285	4,246	3,463	864	5,446	5,877	3,437
Selling, general and administrative	8,119	8,114	9,542	10,924	8,716	7,885	8,517	9,062
Depreciation and amortization	33,547	32,864	32,108	31,983	33,189	33,095	32,837	33,131

Total operating expenses	131,005	129,136	135,797	140,012	132,407	136,729	134,336	130,957

Operating income	192,366	194,051	215,416	225,182	194,808	204,049	190,882	203,323
Other expense, net	8,972	9,392	8,852	10,107	10,830	7,998	7,194	7,031
Income tax expense	50,841	50,552	61,266	65,296	53,711	59,103	59,316	66,138

Net income	$132,553	$134,107	$145,298	$149,779	$130,267	$136,948	$124,372	$130,154

Net income attributable to noncontrolling interest	(3,081)	(3,025)	(2,141)	(1,914)	(3,494)	(4,317)	(3,007)	(1,250)

Net income attributable to ICE.	$129,472	$131,082	$143,157	$147,865	$126,773	$132,631	$121,365	$128,904

(1)	In connection with the transition of the cleared OTC energy swaps contracts to futures contracts on October 15, 2012, the cleared OTC North American natural gas, cleared OTC North American power and cleared OTC Global oil and other contracts have been transitioned to futures and options contracts and the prior periods have been reclassified to conform to this presentation.

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, in addition to the financing for the NYSE Euronext acquisition discussed below, we may need to incur additional debt or issue additional equity securities. See “— Future Capital Requirements” below.

Under the terms of our December 2012 announcement to acquire 100% of NYSE Euronext in a stock and cash transaction, we expect to pay a maximum cash consideration of approximately $2.7 billion and issue a maximum aggregate number of shares of ICE common shares of approximately 42.4 million shares. The overall mix of the approximately $8.6 billion acquisition consideration is approximately 68% shares and 32% cash. The cash transaction consideration will be funded by cash on hand and up to $1.8 billion of borrowing under our revolving credit facility. The acquisition is expected to close during the second half of 2013, subject to regulatory approvals in Europe and the United States and approval by stockholders of both companies. Subsequent to or in connection with the closing of the acquisition of NYSE Euronext, we plan to issue new debt to refinance and restore the majority of the $1.8 billion borrowed under our revolving credit facility and to extend the term of the debt.

Consolidated cash and cash equivalents were $1.6 billion and $822.9 million as of December 31, 2012 and 2011, respectively. We had $391.3 million and $451.1 million in long-term investments as of December 31, 2012 and 2011, respectively, and $249.7 million and $217.5 million in short-term and long-term restricted cash as of December 31, 2012 and 2011, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of December 31, 2012, the amount of unrestricted cash held by our non-U.S. subsidiaries was $463.5 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate earnings from our non-U.S. subsidiaries.

We may invest a portion of our cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government sponsored agencies and corporate debt securities. Certain of these investments, with an original maturity of greater than three months, will be classified as available-for-sale in accordance with relevant accounting standards. Available-for-sale investments are carried at their fair values with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. We do not have any investments classified as held-to-maturity or trading.

During the year ended December 31, 2012, we repurchased 416,858 shares of our common stock on the open market at a cost of $53.3 million. Since 2008, we have repurchased 6.1 million shares of our common stock on the open market at a cost of $618.9 million. As of December 31, 2012, $450.0 million remains available for further repurchases under our stock repurchase program. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any future repurchases is at the discretion of our management and will depend upon market conditions, our stock price and our strategic plans at that time. We may discontinue our stock repurchases at any time.

Cash Flow

The following tables present the major components of net increases in cash and cash equivalents (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$732,954	$712,770	$533,758
Investing activities	(117,867)	(614,856)	(633,082)
Financing activities	172,363	105,111	169,520
Effect of exchange rate changes	1,796	(1,868)	(869)

Net increase in cash and cash equivalents	$789,246	$201,157	$69,327

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $20.2 million increase in net cash provided by operating activities for the year ended December 31, 2012, from the comparable period in 2011, is primarily due to the $40.0 million increase in our net income for the year ended December 31, 2012, from the comparable period in 2011, the timing of various tax payments for 2012 and 2011, and to fluctuations in working capital. The $179.0 million increase in net cash provided by operating activities for the year ended December 31, 2011, from the comparable period in 2010, is primarily due to the $114.0 million increase in our net income for the year ended December 31, 2011, from the comparable period in 2010, the timing of various tax payments for 2011 and 2010, and to fluctuations in working capital.

Investing Activities

Consolidated net cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 primarily relates to purchases of available-for-sale investments, cash paid for acquisitions, changes in restricted cash balances, capitalized software development costs and capital expenditures. We had a net increase in investments classified as available-for-sale of $512.1 million for the year ended December 31, 2011 primarily due to the Cetip investment in July 2011. We paid cash for acquisitions, net of cash acquired, of $18.2 million, $9.8 million and $553.0 million, respectively, for the years ended December 31, 2012, 2011 and 2010, primarily relating to the WhenTech acquisition in September 2012 and the CLE acquisition in July 2010. We had net increases in restricted cash of $31.9 million, $1.5 million and $18.6 million, respectively, for the years ended December 31, 2012, 2011 and 2010 due to increases in the restricted cash balances between periods primarily related to changes in the regulatory capital at our clearing houses, including the 2012 increases related to FSA mandated changes in the calculations of regulatory capital at ICE Futures Europe and ICE Clear Europe as well as additional costs incurred at both of these companies due to growth of these businesses. We had capitalized software development expenditures of $35.4 million, $30.4 million and $26.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capital expenditures totaled $32.4 million, $57.3 million and $21.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and the purchase of a corporate aircraft during the year ended December 31, 2011. We also purchased a foreign currency hedge relating to our acquisition of CLE of $15.1 million during the year ended December 31, 2010.

Financing Activities

Consolidated net cash provided by financing activities for the year ended December 31, 2012 primarily relates to $295.0 million in borrowings under the credit facilities, partially offset by $53.3 million in repurchases of common stock, $50.0 million in repayments under the credit facilities and $19.2 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises. Consolidated net cash provided by financing activities for the year ended December 31, 2011 primarily relates to $1.3 billion in borrowings under the credit facilities, partially offset by $991.5 million in repayments under the credit facilities, $175.2 million in repurchases of common stock and $16.4 million in debt issuance costs relating to the new credit facilities. Consolidated net cash provided by financing activities for the year ended December 31, 2010 primarily relates to $620.0 million in borrowings under the credit facilities, partially offset by $349.0 million in repayments under the credit facilities and $90.4 million in repurchases of our common stock. See “— Loan Agreements” below.

Loan Agreements

On November 9, 2011, we entered into aggregate $2.6 billion senior unsecured credit facilities, or the Credit Facilities. The Credit Facilities include an option for us to propose an increase in the aggregate amount available by $400.0 million during the term of the Credit Facilities. The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of December 31, 2012, we have a LIBOR-rate loan with a stated interest rate of 1.46% per annum related to the $437.5 million that remains outstanding under the Term Loan Facility. The Credit Facilities mature on November 9, 2016.

Simultaneously with entering into the Credit Facilities on November 9, 2011, we also entered into a note purchase agreement, or the Note Purchase Agreement, with various institutional investors. The Note Purchase Agreement provided for the sale of $400.0 million aggregate principal amount of our senior notes, consisting of $200.0 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018, or the Series A Notes, and $200.0 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or the Series B notes, and collectively with the Series A notes, the Senior Notes.

During December 2012, we borrowed $295.0 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions, leaving $1.8 billion available for borrowing as of December 31, 2012. Of the $295.0 million that was borrowed, $113.0 million was repaid by January 31, 2013, with the remaining amount scheduled to be repaid during the first half of 2013. As the $295.0 million is repaid, the full amount of $2.1 billion will be available for borrowing under the Revolving Facility. Of the amounts available under the Revolving Facility: (i) $150.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., (iv) $3.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada, and (v) the remainder, plus any portion of the proceeds no longer necessary to be reserved for the foregoing purposes, are available to us to use for working capital and general corporate purposes. From time to time, we may agree to provide additional liquidity to our subsidiaries to meet regulatory capital requirements, general corporate purposes or short term liquidity needs.

Each loan under the Credit Facilities, including the outstanding Term Loan Facility, will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on our total leverage ratio calculated on a trailing twelve-month period. As of December 31, 2012, we have a LIBOR-rate loan with a stated interest rate of 1.46% per annum, including the applicable margin rate, related to the $437.5 million that is outstanding under the Term Loan Facility. With limited exceptions, we may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty.

The entire unpaid principal amount of the Series A Notes is due on November 9, 2018. Interest on the Series A Notes is payable semi-annually at a fixed rate of 4.13%. The entire unpaid principal amount of the Series B Notes is due on November 9, 2021. Interest on the Series B Notes is payable semi-annually at a fixed rate of 4.69%. We may optionally prepay principal upon the Senior Notes, subject to paying holders certain additional amounts as set forth in the Note Purchase Agreement. In addition, the holders may require us to prepay the Senior Notes upon the occurrence of certain change in control events.

The Credit Facilities and Note Purchase Agreement contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to our business. The Credit Facilities and the Note Purchase Agreement also contains other customary representations, warranties and covenants. As of December 31, 2012, we were in compliance with all applicable covenants.

We have previously entered into interest rate swap contracts to reduce our exposure to interest rate volatility on certain of our previously outstanding term loans. These swaps were designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges were recorded in accumulated other comprehensive income. The unrealized gain or loss was recognized in earnings when the designated interest expense under the term loans was recognized in earnings. The amounts received under the variable component of the swaps fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense was equal to the fixed interest component. We realized $2.9 million and $4.2 million in additional interest expense as a result of the interest rate swap contracts during the years ended December 31, 2011 and 2010, respectively. We currently do not have any interest rate swap contracts outstanding on any of the outstanding debt.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $60.0 million and $70.0 million for the year ended December 31, 2013, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect $20.0 million to $30.0 million in capital expenditures during 2013 on real estate expenditures associated with consolidating multiple existing locations in New York into a combined location.

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of December 31, 2012. We are obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund and the date for this remaining contribution has not yet been determined.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Clear Credit, ICE Clear U.S. and ICE Clear Canada, and the $295.0 million borrowed in December 2012, as of December 31, 2012, we have $1.5 billion unrestricted and available under our Credit Facilities for general corporate purposes. Of the $295.0 million that was borrowed in December 2012, $113.0 million was repaid by January 31, 2013, with the remaining amount scheduled to be repaid during the first half of 2013. As the $295.0 million is repaid, the full amount of $2.1 billion will be available for borrowing under the Revolving Facility. The Credit Facilities and the Senior Notes are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, such as the NYSE Euronext acquisition, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our debt, working capital needs and capital expenditure requirements for the foreseeable future.

Under the terms of our December 2012 announcement to acquire 100% of NYSE Euronext in a stock and cash transaction, we may issue a maximum cash consideration of approximately $2.7 billion and a maximum aggregate number of shares of ICE common shares of approximately 42.4 million shares. The mix of the approximately $8.6 billion acquisition consideration is approximately 68% shares and 32% cash. The cash transaction consideration will be funded by cash on hand and borrowing under our Revolving Facility and is expected to close during the second half of 2013, subject to regulatory approvals in Europe and the United States and approval by stockholders of both companies. Subsequent to or in connection with the closing of the acquisition of NYSE Euronext, we plan to issue new debt to restore the majority of the $1.8 billion unrestricted amount available under our Revolving Facility and to extend the term of the debt.

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

Adjusted net income attributable to ICE for the periods presented below is calculated by adding net income attributable to ICE, the adjustments described below, which are not reflective of our core business performance, and their related income tax effect. The tax effects of these items are calculated by applying specific legal entity and jurisdictional marginal tax rates. For the years ended December 31, 2011 and 2010, we previously included all acquisition-related transaction costs as non-GAAP adjustments. We now include acquisition-related transaction costs as part of our core business expenses, except for those that are directly related to the announcement, closing, financing or termination of a transaction. However, we are including all of the acquisition-related transaction costs relating to our current acquisition of NYSE Euronext as non-GAAP adjustments given the size of the deal. The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders for the periods presented below (in thousands, except per share amounts):

	Year Ended December 31,			Three Months Ended December 31,
	2012	2011	2010	2012	2011	2010
Net income attributable to ICE	$551,576	$509,673	$398,298	$129,472	$126,773	$99,132
Add: Costs expensed related to the Credit Facilities	—	2,634	—	—	2,634	—
Add: NYSE Euronext transaction costs and banker fees related to other transactions	9,174	4,250	6,000	9,174	—	—
Add: Loss on hedge related to CLE acquisition	—	—	15,080	—	—	—
Add: Severance costs relating to acquisitions	—	—	5,965	—	—	249
Less: Net gain on initial 4.8% ownership of CLE	—	—	(1,825)	—	—	—
Less: Income tax benefit effect related to the items above	(3,497)	(919)	(6,224)	(3,497)	(919)	(75)

Adjusted net income attributable to ICE	$557,253	$515,638	$417,294	$135,149	$128,488	$99,306

Earnings per share attributable to ICE common shareholders:
Basic	$7.59	$6.97	$5.41	$1.78	$1.75	$1.35

Diluted	$7.52	$6.90	$5.35	$1.76	$1.73	$1.34

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$7.66	$7.05	$5.67	$1.86	$1.77	$1.36

Adjusted diluted	$7.60	$6.98	$5.60	$1.84	$1.75	$1.34

Weighted average common shares outstanding:
Basic	72,712	73,145	73,624	72,662	72,582	73,205

Diluted	73,366	73,895	74,476	73,449	73,414	74,177

During the year and three months ended December 31, 2012, we recognized transaction costs relating to our potential acquisition of NYSE Euronext. During the year and/or three months ended December 31, 2011, we recognized a banker fee related to our investment in Cetip and certain interest expenses related to our Credit Facilities. During the year and/or three months ended December 31, 2010, we recognized costs associated with our acquisition of CLE, including the currency hedge purchased at the time of the transaction announcement, a net gain on the sale of our CLE investment, a banker fee on the closing of the transaction and acquisition-related employee severance costs. For additional information on these items, refer to our consolidated financial statements and related notes, which are included elsewhere in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

The following table presents, for the periods indicated, our contractual obligations (which we intend to fund from operations) and commercial commitments as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
Short-term and long-term debt and interest	$1,300,360	$78,359	$185,434	$593,300	$443,267
Russell licensing agreement (minimum annual payments)	95,000	20,000	40,000	35,000	—
Commitment to fund ICE Clear Europe CDS guaranty funds	40,000	—	40,000	—	—
Operating leases	241,535	21,620	42,669	34,062	143,184
Other liabilities	9,023	4,273	3,750	1,000	—

Total contractual cash obligations	$1,685,918	$124,252	$311,853	$663,362	$586,451

We have excluded from the contractual obligations and commercial commitments table above $31.9 billion in cash margin deposits and guaranty fund liabilities. Clearing members of ICE Clear Europe, ICE Clear U.S., ICE Clear Credit, ICE Clear Canada and TCC are required to deposit original margin and variation margin and to make deposits to a guaranty fund. The cash deposits made to these margin accounts and to the guaranty fund are recorded in the consolidated balance sheet as current assets with corresponding current liabilities to the clearing members that deposited them. See note 11 to our consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K for additional information on our clearing houses and the margin deposits and guaranty funds’ liabilities.

We have also excluded unrecognized tax benefits, or UTBs, from the contractual obligations and commercial commitments table above. As of December 31, 2012, our cumulative UTBs were $34.5 million. Interest and penalties related to UTBs were $6.2 million as of December 31, 2012. We are under continuous examination by various tax authorities. We are unable to make a reasonable estimate of the periods of cash settlement because it is not possible to reasonably predict, the amount of tax and interest, if any, that might be assessed by a tax authority or the timing of an assessment or payment. It is also not possible to reasonably predict whether or not the applicable statutes of limitations might expire without us being examined by any particular tax authority.

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

Goodwill and Other Identifiable Intangible Assets

We have significant intangible assets related to goodwill and other acquired intangible assets. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We recognize specifically identifiable intangibles when a specific right or contract is acquired. Our determination of the fair value of the intangible assets and whether or not these assets are impaired requires us to make significant judgments and requires us to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to recorded asset balances. As of December 31, 2012, we had goodwill of $1.9 billion and net other intangible assets of $799.0 million relating to our acquisitions, our purchase of trademarks and Internet domain names from various third parties, and the Russell licensing agreement. We do not amortize goodwill or other intangible assets with indefinite useful lives. Intangible assets with finite useful lives are amortized over the lesser of their contractual or estimated useful lives.

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

Our goodwill and other indefinite-lived intangible assets are evaluated for impairment annually in our fiscal fourth quarter or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill reporting unit or other indefinite-lived intangibles to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We currently have three reporting units: our futures reporting unit, our CDS reporting unit (previously known as the OTC CDS reporting unit) and our market data reporting unit. We previously had a fourth reporting unit, our OTC energy reporting unit. In the fourth quarter of 2012, in connection with the transition of the OTC clearing energy swaps contracts to futures contracts, we no longer have any meaningful OTC revenues and we therefore no longer have an OTC energy reporting unit.

Goodwill impairment testing consists of a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value. For annual goodwill impairment testing, beginning with our fourth quarter 2011 impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step methodology described above. Otherwise, we can skip the two-step methodology and do not need to perform any further testing. For annual indefinite-lived intangible asset impairment testing, beginning with our fourth quarter 2012 impairment testing, we also have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible assets is less than its carrying amount.

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

Our impairment analyses have not resulted in any impairment of goodwill and other identifiable intangible assets through December 31, 2012. Historically, the fair value of our futures, OTC energy and market data reporting units have significantly exceeded their carrying values. Therefore, during our fourth quarter 2012 goodwill analysis of our market data reporting unit, we exercised our option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of this reporting unit was less than its carrying amount, including goodwill and other intangible assets. We concluded that it was not more likely than not that the fair value of the market data reporting unit was less than its carrying amount. As we combined our futures and OTC energy reporting units into one combined futures reporting unit during the year ended December 31, 2012 in connection with the OTC swaps to futures transaction, we decided to forgo the qualitative assessment of this reporting unit during the fourth quarter 2012 impairment testing and proceeded directly to the preparation of a discounted cash flow valuation to estimate the fair value of our futures reporting unit. The discounted cash flow valuation indicated a fair value of our futures reporting unit significantly exceeding its carrying value. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions that we use to test for impairment losses on goodwill in our futures or market data reporting units in the foreseeable future.

Among our reporting units, the fair value of our CDS reporting unit has been the closest to its carrying value in prior goodwill impairment analyses. Our CDS reporting unit includes the financial results and net assets of Creditex, ICE Clear Credit and the CDS clearing business at ICE Clear Europe. CDS trade execution revenues at Creditex have decreased the last several years. Trading volumes in the global CDS market have declined, impacting Creditex revenue performance. Diminished CDS trading by dealers and clients, along with reduced perceptions of credit risk and significant regulatory uncertainty have all contributed to lower revenues the last several years. However, the decline in CDS trading revenues was partially offset by an increase in ICE CDS clearing, the listing of additional cleared CDS products, and signing on new clearing members, along with a decrease in expenses at Creditex.

During the first step of the CDS impairment review in the fourth quarter of 2012, we performed a discounted cash flow valuation to estimate the fair value of our CDS reporting unit. The valuation of our CDS reporting unit concluded that the fair value exceeded carrying value by $128.0 million, or 18% of the carrying value in the fourth quarter of 2012. As of December 31, 2012, the CDS goodwill and other intangible assets balances were $519.7 million.

The discount rate used in the CDS discounted cash flow valuation is intended to reflect the risks inherent in the future cash flows of the CDS reporting unit and was 12% in the fourth quarter 2012 review. A 10 basis point increase in the discount rate used would not have a material impact on our fair value of the CDS reporting unit. A 10% decrease in the estimated discounted cash flows for the CDS reporting unit would result in the fair value of the reporting unit exceeding the carrying value by $45.1 million.

Given the current market conditions and continued economic and regulatory uncertainty, the fair value of our CDS reporting unit may deteriorate and could result in the need to record an impairment charge in future periods. We continue to monitor potential triggering events in our CDS reporting unit, including changes in the business and regulatory climate in which it operates, the current volatility in the capital markets, our recent operating performance and our financial projections. Any changes in these factors could result in an impairment charge.

We are also required to evaluate other finite-lived intangible assets and property and equipment for impairment by determining whether events or changes in circumstances indicate that the carrying value of these assets to be held and used may not be recoverable. If impairment indicators are present, then an estimate of undiscounted future cash flows produced by these long-lived assets is compared to the carrying value of those assets to determine if the asset is recoverable. If an asset is not recoverable, the loss is measured as the difference between fair value and carrying value of the impaired asset. Fair value of these assets is based on various valuation techniques, including discounted cash flow analyses. Our evaluation has not resulted in any impairment of other finite-lived intangible assets and property and equipment through December 31, 2012.

Income Taxes

We are subject to income taxes in the United States and other foreign jurisdictions where we operate. The determination of our provision for income taxes and related accruals, deferred tax assets and liabilities requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We recognize a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using current enacted tax rates in effect for the years in which those temporary differences and carryforwards are expected to reverse.

We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. As discussed in note 2 to our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, in 2012 we changed the classification to recognize accrued interest and penalties related to uncertain income tax positions as income tax expense in the consolidated statements of income.

The undistributed earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our consolidated financial statements. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, could subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

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

Software Development Costs

We capitalize costs related to software developed or obtained for internal use in accordance with U.S. generally accepted accounting standards. Costs incurred during the preliminary project work stage or conceptual stage, such as determining the performance requirements, system requirements and data conversion, are expensed as incurred. Costs incurred in the application development phase, such as coding, testing for new software and upgrades that result in additional functionality, are capitalized and are amortized using the straight-line method over the useful life of the software, not to exceed three years. Costs incurred during the post-implementation/operation stage, including training costs and maintenance costs, are expensed as incurred. We capitalized internally developed software costs of $35.4 million, $30.4 million and $26.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. Determining whether particular costs incurred are more properly attributable to the preliminary or conceptual stage, and thus expensed, or to the application development phase, and thus capitalized and amortized, depends on subjective judgments about the nature of the development work, and our judgments in this regard may differ from those made by other companies. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, long-term investments, short-term and long-term restricted cash and indebtedness. As of December 31, 2012 and 2011, our cash and cash equivalents, long-term investments and short-term and long-term restricted cash were $2.3 billion and $1.5 billion, respectively, of which $518.8 million and $607.3 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. As discussed below, changes in the Cetip investment, which is held in Brazilian reais and is valued at $391.3 million as of December 31, 2012, does not impact earnings. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $2.1 million, assuming no change in the amount or composition of our cash and cash equivalents, long-term investments and short-term and long-term restricted cash.

As of December 31, 2012, we had $1.1 billion in outstanding indebtedness, of which $400.0 million relates to the Senior Notes, which bear interest at fixed interest rates. Of the remaining balance outstanding as of December 31, 2012, $437.5 million relates to the Term Loan Facility and $295.0 million relates to the Revolving Facility, both of which bear interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates as of December 31, 2012 would decrease annual pre-tax earnings by $7.3 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. As of January 31, 2013, we had repaid $113.0 million of the $295.0 million borrowed under the Revolving Facility. The interest rates on our Term Loan Facility and Revolving Facility are currently reset on a monthly basis.

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

Of our consolidated revenues, 11%, 12% and 10% were denominated in pounds sterling, euros or Canadian dollars for the years ended December 31, 2012, 2011 and 2010, respectively. Of our consolidated operating expenses, 21%, 20% and 16% were denominated in pounds sterling or Canadian dollars for the years ended December 31, 2012, 2011 and 2010, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. The pound sterling and euro exchange rates decreased relative to the U.S dollar by 1% and 8%, respectively, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. These decreases in the exchange rates resulted in a $10.7 million decrease in our consolidated revenues and a $1.3 million decrease in our consolidated expenses for the year ended December 31, 2012. The pound sterling and euro exchange rates increased relative to the U.S dollar by 4% and 5%, respectively, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. These increases in the exchange rates resulted in a $7.6 million increase in our consolidated revenues and a $4.1 million increase in our consolidated expenses for the year ended December 31, 2011.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. We had foreign currency transaction losses of $3.5 million, $406,000 and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of December 31, 2012 would result in a foreign currency transaction loss of $6.8 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We entered into foreign currency hedging transactions during the years ended December 31, 2012, 2011 and 2010 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 76%, 77% and 80% for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, we entered into a foreign currency hedge in May 2010 related to the cash consideration to be paid to acquire CLE, in order to mitigate the risk of currency fluctuations between the announcement and closing of the acquisition as the cash consideration was being held in U.S. dollars and was required to be paid in pounds sterling. The foreign currency hedge contract included an upfront $15.1 million option premium and the hedge contract expired out of the money in July 2010, resulting in a loss of $15.1 million recorded through other expense in the consolidated statement of income for the year ended December 31, 2010.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of December 31, 2012 and 2011, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $72.6 million and $44.2 million, respectively. The $28.4 million increase was primarily due to foreign currency translation adjustments relating to a portion of our goodwill and other intangible assets that are allocated to our U.K. subsidiaries, due to an increase in the pound sterling to the U.S. dollar exchange rate from December 31, 2011 to December 31, 2012.

The average exchange rate of the pound sterling to the U.S. dollar increased from 1.5416 for the year ended December 31, 2010 to 1.6036 for the year ended December 31, 2011 and then decreased to 1.5841 for the year ended December 31, 2012. The average exchange rate of the euro to the U.S. dollar increased from 1.3216 for the year ended December 31, 2010 to 1.3912 for the year ended December 31, 2011 and then decreased to 1.2853 for the year ended December 31, 2012. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar increased from 1.5248 as of December 31, 2010 to 1.5533 as of December 31, 2011 and then increased to 1.6176 as of December 31, 2012. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.3291 as of December 31, 2010 to 1.2948 as of December 31, 2011 and then increased to 1.3223 as of December 31, 2012. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 0.9999 as of December 31, 2010 to 0.9798 as of December 31, 2011 and then increased to 1.0036 as of December 31, 2012.

Our investment in Cetip was recorded as an available-for-sale investment and was recorded in and is held in Brazilian reais. As of December 31, 2012, the fair value of the equity security investment was $391.3 million, which was classified as a long-term investment in our consolidated balance sheet. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations.

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

The Audit Committee of our Board of Directors, comprised solely of directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and our Board of Director Governance Principles, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the internal auditors without management present to ensure that the independent auditors and the internal auditors have free access to the Audit Committee. Our Audit Committee’s Report will be included in our 2013 Proxy Statement.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

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

/s/ Jeffrey C. Sprecher	/s/ Scott A. Hill
Jeffrey C. Sprecher	Scott A. Hill
Chairman of the Board and	Senior Vice President,
Chief Executive Officer	Chief Financial Officer

February 6, 2013	February 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

IntercontinentalExchange, Inc.

We have audited IntercontinentalExchange, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IntercontinentalExchange, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IntercontinentalExchange, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 of IntercontinentalExchange, Inc. and Subsidiaries, and our report dated February 6, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENTS

Board of Directors and Shareholders

IntercontinentalExchange, Inc.

We have audited the accompanying consolidated balance sheets of IntercontinentalExchange, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IntercontinentalExchange, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IntercontinentalExchange, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 6, 2013

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,612,195	$822,949
Short-term restricted cash	86,823	52,982
Customer accounts receivable, net of allowance for doubtful accounts of $1,104 and $2,557 at December 31, 2012 and 2011, respectively	127,260	136,331
Margin deposits and guaranty funds	31,882,493	31,555,831
Prepaid expenses and other current assets	41,316	37,298

Total current assets	33,750,087	32,605,391

Property and equipment, net	143,392	130,962

Other noncurrent assets:
Goodwill	1,937,977	1,902,984
Other intangible assets, net	798,960	854,374
Long-term restricted cash	162,867	164,496
Long-term investments	391,345	451,136
Other noncurrent assets	30,214	38,521

Total other noncurrent assets	3,321,363	3,411,511

Total assets	$37,214,842	$36,147,864

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$70,206	$65,964
Accrued salaries and benefits	55,008	58,248
Current portion of licensing agreement	19,249	19,249
Current portion of long-term debt	163,000	50,000
Income taxes payable	29,284	22,614
Margin deposits and guaranty funds	31,882,493	31,555,831
Other current liabilities	26,457	28,408

Total current liabilities	32,245,697	31,800,314

Noncurrent liabilities:
Noncurrent deferred tax liability, net	216,141	235,889
Long-term debt	969,500	837,500
Noncurrent portion of licensing agreement	63,739	80,084
Other noncurrent liabilities	43,207	31,736

Total noncurrent liabilities	1,292,587	1,185,209

Total liabilities	33,538,284	32,985,523

Commitments and contingencies
EQUITY:
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 79,867 and 79,247 shares issued at December 31, 2012 and 2011, respectively; 72,474 and 72,425 shares outstanding at December 31, 2012 and 2011, respectively	799	792
Treasury stock, at cost; 7,393 and 6,822 shares at December 31, 2012 and 2011, respectively	(716,815)	(644,291)
Additional paid-in capital	1,903,312	1,829,181
Retained earnings	2,508,672	1,957,096
Accumulated other comprehensive loss	(52,591)	(21,253)

Total IntercontinentalExchange, Inc. shareholders’ equity	3,643,377	3,121,525
Noncontrolling interest in consolidated subsidiaries	33,181	40,816

Total equity	3,676,558	3,162,341

Total liabilities and equity	$37,214,842	$36,147,864

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Transaction and clearing fees, net	$1,185,195	$1,176,367	$1,023,454
Market data fees	146,789	124,956	109,175
Other	30,981	26,168	17,315

Total revenues	1,362,965	1,327,491	1,149,944

Operating expenses:
Compensation and benefits	251,152	250,601	236,649
Technology and communication	45,764	47,875	44,506
Professional services	33,145	34,831	32,597
Rent and occupancy	19,329	19,066	17,024
Acquisition-related transaction costs	19,359	15,624	9,996
Selling, general and administrative	36,699	34,180	35,644
Depreciation and amortization	130,502	132,252	121,209

Total operating expenses	535,950	534,429	497,625

Operating income	827,015	793,062	652,319

Other income (expense):
Interest and investment income	1,626	2,489	2,161
Interest expense	(38,902)	(34,533)	(30,541)
Other expense, net	(47)	(1,009)	(14,466)

Total other expense, net	(37,323)	(33,053)	(42,846)

Income before income taxes	789,692	760,009	609,473
Income tax expense	227,955	238,268	201,706

Net income	$561,737	$521,741	$407,767

Net income attributable to noncontrolling interest	(10,161)	(12,068)	(9,469)

Net income attributable to IntercontinentalExchange, Inc.	$551,576	$509,673	$398,298

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$7.59	$6.97	$5.41

Diluted	$7.52	$6.90	$5.35

Weighted average common shares outstanding:
Basic	72,712	73,145	73,624

Diluted	73,366	73,895	74,476

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$561,737	$521,741	$407,767

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $1,958, ($356) and $2,222 for the years ended December 31, 2012, 2011 and 2010, respectively	28,453	2,406	12,497
Change in fair value of cash flow hedges, net of tax of $938 and $97 for the years ended December 31, 2011 and 2010, respectively	—	1,565	201
Change in fair value of available-for-sale securities, net of tax of $169 for the year ended December 31, 2010	(59,791)	(62,964)	484

Other comprehensive income (loss)	(31,338)	(58,993)	13,182

Comprehensive income	$530,399	$462,748	$420,949

Comprehensive income attributable to noncontrolling interest	(10,161)	(12,068)	(9,469)

Comprehensive income attributable to IntercontinentalExchange, Inc.	$520,238	$450,680	$411,480

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

	IntercontinentalExchange, Inc. Shareholders’ Equity									Noncontrolling Interest in Consolidated Subsidiaries	Total Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) from
	Shares	Value	Shares	Value			Foreign Currency Translation	Available- For-Sale Securities	Cash Flow Hedges
Balance, January 1, 2010	77,573	$776	(4,084)	$(349,646)	$1,674,919	$1,049,125	$29,258	$(484)	$(4,216)	$33,915	$2,433,647
Other comprehensive income	—	—	—	—	—	—	12,497	484	201	—	13,182
Exercise of common stock options	504	5	—	—	12,763	—	—	—	—	—	12,768
Repurchases of common stock	—	—	(938)	(90,395)	—	—	—	—	—	—	(90,395)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(13,807)	—	—	—	—	—	—	(13,807)
Stock-based compensation	—	—	—	—	51,730	—	—	—	—	—	51,730
Issuance of restricted stock	372	4	1	26	1,749	—	—	—	—	—	1,779
Tax benefits from stock option plans	—	—	—	—	6,892	—	—	—	—	—	6,892
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2,629)	—	—	—	—	(1,871)	(4,500)
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,404)	(1,404)
Other	—	—	—	—	—	—	—	—	—	(894)	(894)
Net income attributable to noncontrolling interest	—	—	—	—	—	(9,469)	—	—	—	9,469	—
Net income	—	—	—	—	—	407,767	—	—	—	—	407,767

Balance, December 31, 2010	78,449	785	(5,146)	(453,822)	1,745,424	1,447,423	41,755	—	(4,015)	39,215	2,816,765
Other comprehensive income (loss)	—	—	—	—	—	—	2,406	(62,964)	1,565	—	(58,993)
Exercise of common stock options	342	3	—	—	9,167	—	—	—	—	—	9,170
Stock consideration issued for previous acquisition	112	1	—	—	13,336	—	—	—	—	—	13,337
Repurchases of common stock	—	—	(1,551)	(175,196)	—	—	—	—	—	—	(175,196)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(125)	(15,278)	—	—	—	—	—	—	(15,278)
Stock-based compensation	—	—	—	—	56,535	—	—	—	—	—	56,535
Issuance of restricted stock	344	3	—	5	(8)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	4,727	—	—	—	—	—	4,727
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(10,467)	(10,467)
Net income attributable to noncontrolling interest	—	—	—	—	—	(12,068)	—	—	—	12,068	—
Net income	—	—	—	—	—	521,741	—	—	—	—	521,741

Balance, December 31, 2011	79,247	792	(6,822)	(644,291)	1,829,181	1,957,096	44,161	(62,964)	(2,450)	40,816	3,162,341
Other comprehensive income (loss)	—	—	—	—	—	—	28,453	(59,791)	—	—	(31,338)
Exercise of common stock options	211	3	—	—	7,337	—	—	—	—	—	7,340
Repurchases of common stock	—	—	(417)	(53,290)	—	—	—	—	—	—	(53,290)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(154)	(19,234)	—	—	—	—	—	—	(19,234)
Stock-based compensation	—	—	—	—	57,250	—	—	—	—	—	57,250
Issuance of restricted stock	409	4	—	—	(4)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,540	—	—	—	—	—	8,540
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(11,973)	(11,973)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	1,008	—	—	—	—	(5,823)	(4,815)
Net income attributable to noncontrolling interest	—	—	—	—	—	(10,161)	—	—	—	10,161	—
Net income	—	—	—	—	—	561,737	—	—	—	—	561,737

Balance, December 31, 2012	79,867	$799	(7,393)	$(716,815)	$1,903,312	$2,508,672	$72,614	$(122,755)	$(2,450)	$33,181	$3,676,558

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$561,737	$521,741	$407,767

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,502	132,252	121,209
Amortization of debt issuance costs	4,186	7,248	5,986
Stock-based compensation	52,112	52,944	49,320
Loss on foreign currency hedge relating to CLE acquisition	—	—	15,080
Deferred taxes	(24,277)	(2,901)	(22,800)
Excess tax benefits from stock-based compensation	(8,525)	(4,327)	(7,977)
Other	(260)	1,247	(1,576)
Changes in assets and liabilities:
Customer accounts receivable	10,730	(22,590)	(2,669)
Prepaid expenses and other current assets	1,057	(6,782)	(6,554)
Noncurrent assets	1,560	(2,517)	1,310
Income taxes payable	15,007	43,310	(29,636)
Accounts payable, accrued salaries and benefits, and other accrued liabilities	(10,875)	(6,855)	4,298

Total adjustments	171,217	191,029	125,991

Net cash provided by operating activities	732,954	712,770	533,758

Investing activities
Capital expenditures	(32,377)	(57,258)	(21,774)
Capitalized software development costs	(35,432)	(30,377)	(25,994)
Cash paid for acquisitions, net of cash acquired	(18,250)	(9,795)	(552,981)
Purchase of foreign currency hedge relating to CLE acquisition	—	—	(15,080)
Purchases of cost and equity method investments	—	(3,793)	—
Proceeds from sales of available-for-sale investments	43	1,999	19,541
Purchases of available-for-sale investments	—	(514,100)	(18,226)
Increase in restricted cash	(31,851)	(1,532)	(18,568)

Net cash used in investing activities	(117,867)	(614,856)	(633,082)

Financing activities
Proceeds from credit facilities	295,000	1,300,500	620,000
Repayments of credit facilities	(50,000)	(991,500)	(349,000)
Issuance costs for credit facilities	—	(16,445)	(10,240)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(19,234)	(15,278)	(13,807)
Repurchases of common stock	(53,290)	(175,196)	(90,395)
Excess tax benefits from stock-based compensation	8,525	4,327	7,977
Proceeds from exercise of common stock options	7,340	9,170	12,768
Distributions of profits to noncontrolling interest	(11,973)	(10,467)	(1,404)
Purchase of subsidiary shares from noncontrolling interest	(4,005)	—	—
Other financing activities	—	—	(6,379)

Net cash provided by financing activities	172,363	105,111	169,520

Effect of exchange rate changes on cash and cash equivalents	1,796	(1,868)	(869)

Net increase in cash and cash equivalents	789,246	201,157	69,327
Cash and cash equivalents, beginning of year	822,949	621,792	552,465

Cash and cash equivalents, end of year	$1,612,195	$822,949	$621,792

Supplemental cash flow disclosure
Cash paid for income taxes	$232,391	$193,888	$244,243

Cash paid for interest	$29,382	$16,778	$13,946

Supplemental noncash investing and financing activities
Common stock and vested stock options issued for acquisitions	$—	$13,337	$—

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Description of Business

Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the counter (“OTC”) markets, derivatives clearing houses and post-trade services. The Company operates leading futures marketplaces for the trading and clearing a broad array of energy, environmental and agricultural commodities, credit default swaps (“CDS”), equity index and currency contracts. The Company owns and operates:

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

•	ICE U.S. OTC Commodity Markets, LLC (“ICE U.S. OTC”), an OTC exempt commercial market (“ECM”) for bilateral energy contracts;

•	Creditex Group Inc. (“Creditex”), which operates in the OTC CDS trade execution markets; and

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

The Company currently operates its OTC bilateral physical energy markets through ICE U.S. OTC as an ECM pursuant to the Commodity Exchange Act and regulations of the CFTC. As an ECM, ICE U.S. OTC is required to file a notice with the CFTC, provide the CFTC with access to its trading system and certain trading reports and respond to requests for information or records from the CFTC. Creditex Securities Corporation, a subsidiary of Creditex, is registered as a broker-dealer in securities under the Securities Exchange Act of 1934 and is a member of the Financial Industry Regulatory Authority.

ICE Clear Europe clears contracts for ICE Futures Europe and European CDS contracts. Prior to October 15, 2012, ICE Clear Europe cleared the Company’s OTC energy contracts, and after October 15, 2012, it clears these contracts as futures contracts as discussed below. ICE Clear Europe is regulated by the FSA as a Recognized Clearing House, and is also regulated by the CFTC as a U.S. Derivatives Clearing Organization (“DCO”). ICE Futures U.S. owns its clearing house, ICE Clear U.S., which clears contracts traded on, or subject to the rules of, ICE Futures U.S., except for the energy futures contracts which trade on ICE Futures U.S. but clear and settle on ICE Clear Europe after the transition from OTC energy contracts on October 15, 2012. ICE Clear U.S. is a DCO and is regulated by the CFTC. ICE Futures Canada owns its clearing house, ICE Clear Canada, which clears contracts traded on, or subject to the rules of, ICE Futures Canada. ICE Clear Canada is a recognized clearing house under the provisions of the Commodity Futures Act (Manitoba) and is regulated by the Manitoba Securities Commission. ICE Clear Credit clears CDS contracts and is regulated by the CFTC as a DCO and the Securities and Exchange Commission (“SEC”) as a securities clearing agency. TCC is a DCO that is regulated by the CFTC that performs clearing and settlement services for certain OTC benchmark treasury futures contracts.

As a result of completed and pending regulatory changes in the United States that offer greater regulatory and operational certainty to futures market participants relative to the swaps market, on October 15, 2012, the Company transitioned all of its cleared OTC energy swaps contracts to futures contracts. The cleared OTC energy swaps, including North American natural gas, North American power and physical environmental products, transitioned to futures contracts and are now listed at ICE Futures U.S., and continue to be cleared at ICE Clear Europe via its DCO designation. ICE Futures U.S.’s suite of agricultural and financial futures continue to be cleared at ICE Clear U.S. In addition, the Company’s cleared OTC oil and refined products, freight, iron ore and natural gas liquid swaps transitioned to futures contracts at ICE Futures Europe with the Company’s other energy futures contracts and continue to be cleared at ICE Clear Europe via its Recognized Clearing House designation.

NYSE Euronext Proposed Acquisition

On December 20, 2012, the Company announced an agreement to acquire NYSE Euronext in a stock and cash transaction. The transaction, which was unanimously approved by the boards of directors of both companies, is currently valued at approximately $8.6 billion, based on the closing price of the Company’s stock on January 31, 2013. The final purchase price will be based on the actual market price per share of the Company’s stock on the closing date of the acquisition. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. Upon the closing of the acquisition, NYSE Euronext will merge with and into a wholly owned subsidiary of the Company.

Under the terms of the agreement, each share of NYSE Euronext common stock owned by a NYSE Euronext stockholder will be converted into the right to receive 0.1703 of a share of the Company’s common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election, NYSE Euronext stockholders will have the right to make either a cash election to receive $33.12 in cash, or a stock election to receive 0.2581 of a share of the Company’s common stock, for each of their NYSE Euronext shares. Both the cash election and the stock election are subject to the adjustment and proration procedures set forth in the agreement to ensure that the total amount of cash paid, and the total number of shares of the Company’s common stock issued, are equal to the total amount of cash and number of shares that would have been paid and issued if all of the NYSE Euronext stockholders received the standard election amount. It is anticipated that the Company’s stockholders and NYSE Euronext stockholders will hold approximately 64% and 36%, respectively, of the issued and outstanding shares of the Company’s common stock immediately after completion of the acquisition. If the acquisition is completed, it is currently estimated that payment of the stock portion of the acquisition consideration will require the Company to issue or reserve for issuance approximately 42.4 million shares of its common stock in connection with the acquisition and that the maximum cash consideration required to be paid for the cash portion of the acquisition consideration will be approximately $2.7 billion. The Company will pay the cash portion of the acquisition consideration from cash on hand and borrowing under the Company’s revolving credit facility. The acquisition is expected to close during the second half of 2013, subject to regulatory approvals in Europe and the United States, approval by stockholders of both companies and customary closing conditions.

APX-ENDEX Proposed Acquisition

In September 2012, the Company announced an agreement to acquire a majority stake in the derivatives and spot gas business of APX-ENDEX. Under the terms of the agreement, the Company will acquire 79.12% of the derivatives and spot gas business of APX-ENDEX. Gasunie, a natural gas infrastructure company and an existing stockholder of APX-ENDEX, will retain the remaining 20.88% stake of APX-ENDEX. The APX-ENDEX gas business includes derivatives and spot trading around the Title Transfer Facility (TTF) Virtual Trading Point in the Netherlands, one of continental Europe’s leading natural gas trading hubs, as well as the U.K. On-the-Day Commodity Market (OCM) and the Belgian Zeebrugge Trading Point (ZTP). The transaction consideration will be funded by cash on hand and is expected to close by the end of the first quarter of 2013, subject to regulatory approvals and customary closing conditions.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and controlled subsidiaries have been eliminated in consolidation. As discussed in Note 3, the Company completed several acquisitions in 2012, 2011 and 2010 and has included the financial results of these companies in its consolidated financial statements effective from the respective acquisition dates.

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

Noncontrolling Interest

For those consolidated subsidiaries in which the Company’s ownership is less than 100% and for which the Company has control over the assets and liabilities and the management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. The Company previously held a 50.1% equity ownership in QW Holdings LLC, which the Company consolidated. QW Holdings LLC owns Q-WIXX, which is a dealer-to-client electronic platform for trading portfolios of CDS. In May 2012, the Company purchased the remaining 49.9% ownership of QW Holdings LLC. The Company records a noncontrolling interest in the parent company of ICE Clear Credit for the 45.5% ownership interest held by the ICE Clear Credit limited partners.

Segment and Geographic Information

The Company previously reported the results of its operations in three reportable segments: its futures segment, its global OTC segment, and its market data segment. As of the end of 2012, the Company changed the manner in which it internally presented operating results to its chief operating decision maker in connection with the transition of the cleared OTC energy swaps contracts to futures contracts (Note 1), as the majority of the Company’s OTC business is now futures as a result of the transition. These changes were made to reflect how the Company’s chief operating decision maker manages the business and reviews performance, as well as to make resource allocation decisions for the Company. As a result of these changes, at December 31, 2012, the Company operates as a single operating segment.

Substantially all of the Company’s identifiable assets are located in the United States, the United Kingdom, Canada and Brazil (Note 15).

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

Short-Term and Long-Term Investments

The Company periodically invests a portion of its cash in excess of short-term operating needs in investment-grade marketable debt securities, including government or government sponsored agencies and corporate debt securities. These investments are classified as available-for-sale in accordance with U.S. GAAP. The Company does not have any investments classified as held-to-maturity or trading. Available-for-sale investments are carried at their fair value using primarily quoted prices in active markets for identical securities, with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income. Realized gains and losses, and declines in value deemed to be other-than-temporary on available-for-sale investments, are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Investments that the Company intends to hold for more than one year are classified as long-term investments in the accompanying consolidated balance sheets.

Cost Method Investments

The Company uses the cost method to account for non-marketable investments in companies that the Company does not control and for which the Company does not have the ability to exercise significant influence over the entities’ operating and financial policies.

Margin Deposits and Guaranty Funds

Original margin, variation margin and guaranty funds held by the Company’s clearing houses for clearing members may be in the form of cash, government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances (Note 11). Cash original margin, variation margin and guaranty fund deposits are reflected in the accompanying consolidated balance sheets as current assets and current liabilities. The amount of margin deposits on hand will fluctuate over time as a result of, among other things, the extent of open positions held at any point in time by market participants in contracts and the margin rates then in effect for such contracts. Non-cash original margin and guaranty fund deposits are not reflected in the accompanying consolidated balance sheets. These non-cash assets are held in safekeeping and the Company’s clearing houses do not take legal ownership of the assets as the risks and rewards remain with the clearing members, unless and until such time as a clearing member defaults on its obligations to the clearing house.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of the Company’s acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets (Note 7). The Company recognizes specifically identifiable intangibles when a specific right or contract is acquired. Goodwill has been allocated to reporting units for purposes of impairment testing based on the portion of synergy, cost savings and other expected future cash flows expected to benefit the reporting units at the time of the acquisition. The Company tests its goodwill for impairment at the reporting unit level. The reporting unit levels for the Company’s goodwill are the futures, CDS and market data reporting units. Goodwill impairment testing is performed annually in the fiscal fourth quarter or more frequently if conditions exist that indicate that the asset may be impaired.

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

For goodwill impairment testing, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it must perform the two-step methodology described above. Otherwise, the Company will skip the two-step methodology and does not need to perform any further testing. The Company adopted Accounting Standards Update (“ASU”) 2012-02, “Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, in the current year for annual and interim indefinite-lived intangible asset impairment testing purposes. This standard also provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required.

The Company did not record an impairment charge related to goodwill or indefinite-lived intangible assets during the years ended December 31, 2012, 2011 or 2010.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company reviews its property and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, an impairment indicator would exist. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. Finite-lived intangible assets are generally amortized on a straight-line basis or using an accelerated method over the lesser of their contractual or estimated useful lives. The Company did not record an impairment charge related to long-lived assets and finite-lived intangible assets during the years ended December 31, 2012, 2011 or 2010.

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

Income Taxes

The Company recognizes income taxes under the liability method. The Company recognizes a current tax liability or tax asset for the estimated taxes payable or refundable on tax returns for the current year. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. The Company establishes valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using current enacted tax rates in effect.

The Company does not recognize a tax benefit unless it concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50 percent likely to be realized. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Revenue Recognition

The Company’s revenues primarily consist of transaction and clearing fee revenues for transactions executed and cleared through the Company’s internet-based global electronic trading and clearing platforms or through the Company’s Creditex voice brokers. The Company’s revenues are recognized over the period in which the services are provided, which is typically the date the transactions are executed or are cleared, except for a portion of clearing revenues related to cleared contracts which have an ongoing clearing obligation that extends beyond the execution date. The transaction and clearing fee revenues are determined on the basis of the transaction and clearing fee charged for each contract traded on the exchanges.

Transaction and clearing fees are recorded net of rebates of $371.8 million, $296.2 million and $215.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company offers rebates in certain of its markets primarily to support market liquidity and trading volumes by providing qualified participants in those markets a discount to the applicable commission rate. These rebates reduce revenue that the Company would have generated had it charged full transaction fees and had it generated the same volume without the rebate program. The increase in rebates is due primarily to an increase in the number of participants in the rebate programs offered on various contracts, an increase in the number of rebate programs offered and from higher contract volume traded under these programs during the periods.

Market data fee revenues primarily include terminal and license fees received from data vendors in exchange for the provision of real-time futures price information and market data access fees. Market data fees are charged to data vendors on a monthly basis based on the number and type of terminals they have carrying futures data. Each data vendor also pays an annual license fee, which is deferred and recognized as revenue ratably over the period of the annual license. Market data fee revenues also include market data access fees charged to customers that are signed up to trade on the electronic platform. The market data access amount for each company is based on the number of users at each company signed up to trade on the electronic platform. The excess of the market data access fee total for each company over the actual amount of commissions paid for trading activity is recognized as market data access revenues. The actual amount of commissions paid that month for trading activity is recognized as transaction and clearing fee revenues.

Other revenues are recognized as services are provided or they are deferred and recognized as revenue ratably over the periods to which they relate.

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

The Company’s accounts receivable related to its market data revenues, its OTC CDS transaction revenues and its bilateral OTC energy transaction revenues subjects the Company to credit risk, as the Company does not require its customers to post collateral for market data services, CDS trades or bilateral OTC energy trades. The Company does not risk its own capital in transactions or extend credit to market participants in any commodities markets. The Company limits its risk of loss by allowing trading access to companies that qualify as eligible commercial entities, as defined in the Commodity Exchange Act, and by terminating access to trade to entities with delinquent accounts.

The futures businesses have minimal credit risk as all of their transaction revenues are currently cleared through ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, ICE Clear Credit or TCC. The Company’s clearing businesses have substantial credit risk (Note 11).

The Company’s accounts receivable is stated at cost. There were no individual accounts receivable balances greater than 10% of total consolidated accounts receivable as of December 31, 2012 or December 31, 2011. No single customer accounted for more than 10% of total consolidated revenues during any of the years ended December 31, 2012, 2011 or 2010.

Stock-Based Compensation

The Company currently sponsors employee and director stock option and restricted stock plans (Note 9). U.S. GAAP requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values. U.S. GAAP requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company’s consolidated financial statements.

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

Acquisition-Related Transaction Costs

The Company incurs incremental direct acquisition-related transaction costs relating to various potential acquisitions and other strategic opportunities to strengthen its competitive position and support growth. The acquisition-related transaction costs include fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with credit facilities and other external costs directly related to the proposed or closed transactions.

Earnings Per Common Share

Basic earnings per common share is calculated using the weighted average common shares outstanding during the year. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive (Note 16).

Treasury Stock

The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock (Note 9).

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (Note 14). The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost method investments, short-term and long-term debt and other short-term assets and liabilities.

Foreign Currency Translation Adjustments and Foreign Currency Transaction Gains and Losses

The Company has foreign currency translation risk equal to its net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K., European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses, net of tax, included in the cumulative translation adjustment account, a component of equity. As of December 31, 2012 and 2011, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation adjustments was $72.6 million and $44.2 million, respectively.

The Company has foreign currency transaction gains and losses related to the settlement of foreign currency denominated assets, liabilities and payables that occur through its operations, which are received in or paid in pounds sterling or euros. The transaction gain and losses are due to the increase or decrease in the foreign currency exchange rates between periods. Forward contracts on foreign currencies are entered into to manage the foreign currency exchange rate risk. Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying consolidated statements of income and resulted in net losses of $3.5 million, $406,000 and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Leases

The Company expenses rent from non-cancellable operating leases, net of sublease income, on a straight line basis based on future minimum lease payments. The net costs are included in rent and occupancy expenses in the accompanying consolidated statements of income (Note 12).

Marketing and Promotional Fees

Advertising costs, including print advertising and production costs, product promotion campaigns and seminar, conference and convention costs related to trade shows and other industry events, are expensed as incurred. The Company incurred advertising costs of $2.2 million, $3.1 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Recently Adopted and New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. Both ASU’s are effective for annual reporting periods beginning after December 15, 2011, and both were adopted by the Company as of January 1, 2012. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company’s adoption of these standards did not have a material impact on the consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. This standard is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard provides for an optional qualitative assessment for the testing of indefinite-lived intangible asset impairment to determine whether it is more likely than not that such asset is impaired. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. The Company has chosen to adopt this standard as of December 31, 2012, and it did not have a material impact on the consolidated financial statements.

Change in Accounting Policy

In accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, interest and penalties related to unrecognized income tax benefits may either be classified as income tax expense or another appropriate expense classification in the consolidated statements of income. Historically, the Company has classified interest related to uncertain income tax positions as a component of interest expense and penalties as a component of selling, general and administrative expenses. During the current year, the Company changed its classification of interest and penalties to classify both of these items as income tax expense in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011 and 2010.

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

This change in accounting principle was completed in accordance with ASC Topic 250, Accounting Changes and Error Corrections. Accordingly, the change in accounting principle has been applied retrospectively by adjusting the financial statement amounts for the prior periods presented. The change to historical periods was limited to classifications within the consolidated statements of income and has no effect on net income, earnings per share or the Company’s compliance with its debt covenants in any period. The following tables illustrate the adjustments to various lines in the accompanying consolidated statements of income for the years ended December 31, 2011 and 2010 related to the accounting principle change (in thousands):

	Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Adjusted
Selling, general and administrative expenses	$33,909	$271	$34,180
Interest and investment income	3,012	(523)	2,489
Interest expense	36,097	(1,564)	34,533
Income tax expense	237,498	770	238,268

	Year Ended December 31, 2010
	As Previously Reported	Adjustments	As Adjusted
Selling, general and administrative expenses	$35,714	($70)	$35,644
Interest and investment income	2,313	(152)	2,161
Interest expense	29,765	776	30,541
Other expense, net	14,655	(189)	14,466
Income tax expense	202,375	(669)	201,706

In relation to the year ended December 31, 2012, had the Company not made this voluntary change in accounting principle with respect to interest and penalties related to uncertain income tax positions, then interest expense would have been higher by $1.8 million and income tax expense would have been lower by $1.8 million.

3.    Acquisitions

Climate Exchange plc (“CLE”) Acquisition

The Company acquired 100% of CLE on July 8, 2010. CLE is a leader in the development of traded emissions markets globally. CLE operated the European Climate Exchange (“ECX”), the Chicago Climate Exchange (“CCX”) and the Chicago Climate Futures Exchange (“CCFE”). The Company acquired CLE to build on its existing partnership with its respective exchanges, provide scale to the nascent, rapidly growing environmental markets, and to diversify the Company’s products, customers and geographic profile.

Under the terms of the acquisition, CLE stockholders received £7.50 (pounds sterling) in cash for each share of CLE, valuing the entire existing issued and to-be-issued share capital of CLE at $596.6 million. The Company owned a 4.8% stake in CLE that it purchased in June 2009 for $24.1 million. The Company recognized a net gain of $1.8 million at the date of the acquisition based upon its initial 4.8% stake in CLE, which was recorded as other income in the accompanying consolidated statement of income for the year ended December 31, 2010. The transaction consideration included $220.0 million that was drawn from the Company’s revolving credit facility for these purposes and the remainder came from existing cash resources of the Company.

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

Other Acquisitions

During the year ended December 31, 2012, the Company acquired 100% of WhenTech LLC, a technology, software and information provider for option market participants. WhenTech LLC’s solutions include options valuation, analytics and risk management platforms. During the year ended December 31, 2011, the Company acquired 100% of Ballista Securities and 100% of DebtMarket. Ballista Securities is a U.S. broker-dealer and Alternative Trading System and DebtMarket is a fixed income platform where users can list, purchase or sell loan portfolios. During the year ended December 31, 2010, the Company acquired 100% of TradeCapture OTC, which included technology that was used to develop the Company’s mobile products. The total purchase price for these four acquisitions was $39.4 million.

4.    Short-Term and Long-Term Restricted Cash

As a Recognized Investment Exchange, ICE Futures Europe is required by the FSA in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2012 and 2011, this amount was equal to $18.1 million and $14.9 million, respectively, and is reflected as short-term restricted cash in the accompanying consolidated balance sheets. As a Recognized Clearing House, ICE Clear Europe is also required by the FSA to restrict the use of the equivalent of six months of operating expenditures in cash or cash equivalents at all times. As of December 31, 2012 and 2011, the resource requirement for ICE Clear Europe was equal to $33.7 million and $9.0 million, respectively, and is reflected as short-term restricted cash in the accompanying consolidated balance sheets. The calculations of the six months of operating expenditures at ICE Futures Europe and ICE Clear Europe are performed once a year and were completed and approved by the FSA during the quarter ended June 30, 2012. These updated calculations resulted in increases in the restricted cash balances due to FSA mandated changes in the calculations, as well as additional costs incurred at both ICE Futures Europe and ICE Clear Europe due to growth of these businesses.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). While many of the Dodd-Frank Act provisions have been delayed, certain provisions became effective on July 16, 2011. On that date, the Company’s CFTC regulated DCM, ICE Futures U.S., and the Company’s CFTC regulated DCOs, ICE Clear U.S., ICE Clear Europe, ICE Clear Credit and TCC, became subject to new core principles prescribed by the Dodd-Frank Act. As a result, the Company’s DCM and DCOs are now required to maintain financial resources with a value at least equal to the amount that would cover certain operating costs for a one-year period, including maintaining cash or a committed line of credit to satisfy six months of such operating costs.

As of December 31, 2012 and 2011, the financial resources necessary to satisfy six months of such operating costs for the Company’s DCM and DCOs were $67.2 million and $59.7 million, respectively, in the aggregate, of which $36.5 million and $35.5 million, respectively, was satisfied by the Company’s revolving credit facility, a portion of which is reserved for use by certain of the Company’s DCOs for liquidity purposes (Note 8). The remaining $30.7 million and $24.2 million as of December 31, 2012 and 2011, respectively, was recorded as short-term restricted cash in the accompanying consolidated balance sheets.

Consistent with the other clearing houses that the Company owns, ICE Clear Europe requires that each clearing member make deposits to a fund known as the guaranty fund. The amounts in the guaranty fund will serve to secure the obligations of a clearing member to ICE Clear Europe and may be used to cover losses in excess of the margin and clearing firm accounts sustained by ICE Clear Europe in the event of a default of a clearing member. ICE Clear Europe has committed $100.0 million of its own cash as part of its energy guaranty fund and this cash is reflected as long-term restricted cash in the accompanying consolidated balance sheets as of December 31, 2012 and 2011.

The Company also contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund, along with the contributions by clearing members. The Company’s combined CDS guaranty fund contributions of $60.0 million in cash as of December 31, 2012 and 2011, which is not available for general use by the Company, has been reflected as long-term restricted cash in the accompanying consolidated balance sheets. The Company is obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund, but the date for this required funding has not yet been determined. ICE Clear U.S., ICE Clear Canada and TCC do not contribute cash to their respective guaranty funds.

As of December 31, 2012 and 2011, there is $2.0 million and $4.2 million, respectively, of cash held as escrow for previous acquisitions that is reflected as short-term and long-term restricted cash in the accompanying consolidated balance sheets.

5.    Short-Term and Long-Term Investments

Investments consist of available-for-sale securities. As of December 31, 2012, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$514,100	$—	$(122,755)	$391,345

As of December 31, 2011, available-for-sale securities consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cetip equity securities	$514,100	$—	$(62,964)	$451,136

The Company acquired 31.6 million shares, or 12%, of the common stock of Cetip, S.A. (“Cetip”) from two Cetip stockholders for an aggregate consideration of $514.1 million in cash on July 15, 2011. After the acquisition, the Company became the single largest stockholder in Cetip. The Company has appointed a representative to Cetip’s board of directors. Cetip is a publicly traded company and is Brazil’s leading operator of registration and custodial services for securities, fixed-income bonds and OTC derivatives. Cetip offers registration, custody, trading, clearing and settlement to its customers, including banks, brokerage houses, securities dealers, leasing companies, insurance companies, investment funds and pension funds.

The Company accounted for its investment in Cetip as an available-for-sale investment. As of December 31, 2012 and 2011, the fair value of the equity security investment was $391.3 million and $451.1 million, respectively, and was classified as a long-term investment in the Company’s consolidated balance sheets. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The unrealized loss as of December 31, 2011 resulted from foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from July 15, 2011 through December 31, 2011 of $88.4 million, partially offset by a $25.4 million increase in the stock price of Cetip through December 31, 2011. The unrealized loss as of December 31, 2012 resulted from foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from July 15, 2011 through December 31, 2012 of $118.6 million and a $4.2 million decrease in the stock price of Cetip through December 31, 2012. The Company’s investment in Cetip was made in and is held in Brazilian reals. The Company evaluated the near-term prospects of Cetip in relation to the severity and duration of the unrealized loss. Based on that evaluation and the Company’s ability and intent to hold this equity security investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired as of December 31, 2012. The fair value of the securities fluctuates from quarter to quarter and the investment had an accumulated unrealized gain of $9.2 million as of March 31, 2012. Investments that the Company intends to hold for more than one year are classified as long-term investments.

6.    Property and Equipment

Property and equipment consisted of the following as of December 31, 2012 and 2011 (in thousands, except years):

	December 31,		Depreciation Period (Years)
	2012	2011
Software and internally developed software	$205,012	$170,640	3
Computer and network equipment	90,356	87,423	3 to 4
Leasehold improvements	42,136	37,168	5 to 15
Equipment and office furniture	49,236	49,562	5 to 15

	386,740	344,793
Less accumulated depreciation and amortization	(243,348)	(213,831)

Property and equipment, net	$143,392	$130,962

For the years ended December 31, 2012, 2011 and 2010, amortization of software and internally developed software was $37.4 million, $33.2 million and $24.6 million, respectively, and depreciation of all other property and equipment was $24.0 million, $23.3 million and $25.5 million, respectively. The unamortized software and internally developed software balances were $64.5 million and $58.2 million as of December 31, 2012 and 2011, respectively.

7.    Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the years ended December 31, 2012 and 2011 (in thousands):

Goodwill balance at January 1, 2011	$1,916,055
Acquisitions	5,908
Earn-out relating to prior acquisition	13,337
Foreign currency translation	1,862
Other activity, net	(34,178)

Goodwill balance at December 31, 2011	1,902,984
Acquisitions	16,236
Foreign currency translation	18,486
Other activity, net	271

Goodwill balance at December 31, 2012	$1,937,977

The following is a summary of the activity in the other intangible assets balance for the years ended December 31, 2012 and 2011 (in thousands):

Other intangible assets balance at January 1, 2011	$890,818
Acquisitions	3,290
Russell licensing agreement amendment (Note 12)	34,368
Foreign currency translation	1,690
Amortization of other intangible assets	(75,792)

Other intangible assets balance at December 31, 2011	854,374
Acquisitions	3,900
Foreign currency translation	9,819
Amortization of other intangible assets	(69,133)

Other intangible assets balance at December 31, 2012	$798,960

The Company completed the WhenTech LLC acquisition during the year ended December 31, 2012 and the Ballista Securities and DebtMarket acquisitions during the year ended December 31, 2011 (Note 3). The foreign currency translation adjustments in the tables above result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K. and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The earn-out adjustment to goodwill relates to additional stock consideration paid to the former owners of a business previously acquired by the Company based on certain market and financial targets that were met through June 30, 2011. This previous acquisition that was subject to the earn-out was originally accounted for under the provisions of FASB Statement of Financial Accounting Standards No. 141, Business Combinations. As of December 31, 2012, there are no remaining potential earn-out payments relating to prior acquisitions. The other activity in the goodwill balances relates to adjustments to the purchase price and related goodwill for acquisitions completed in the prior years, primarily related to adjustments for a portion of the tax benefits on share based payments, tax adjustments due to rate changes and deferred taxes. The total amount of goodwill expected to be deductible for tax purposes for the Company’s acquisitions is $16.2 million as of December 31, 2012.

Other intangible assets and the related accumulated amortization consisted of the following as of December 31, 2012 and 2011 (in thousands, except years):

	December 31,		Useful Life (Years)
	2012	2011
Customer relationships	$281,071	$279,627	3 to 20
Russell licensing rights	184,164	184,164	10
Trading products with finite lives.	256,326	246,709	20
Non-compete agreements	33,793	33,765	1 to 5
Technology	66,533	63,141	2.5 to 11
Other	4,437	4,391	2 to 5

	826,324	811,797
Less accumulated amortization	(328,238)	(257,650)

Total finite-lived intangible assets, net	498,086	554,147

Trading products with indefinite-lives	216,677	216,168
DCM/DCO designation for ICE Futures U.S.	68,300	68,300
Other	15,897	15,759

Total other indefinite-lived intangible assets	300,874	300,227

Total other intangible assets, net	$798,960	$854,374

For the years ended December 31, 2012, 2011 and 2010, amortization of other intangible assets was $69.1 million, $75.8 million and $71.0 million, respectively. Collectively, the remaining weighted average useful lives of the finite-lived intangible assets is 11.3 years as of December 31, 2012. The Company expects future amortization expense from the finite-lived intangible assets as of December 31, 2012 to be as follows (in thousands):

2013	$65,910
2014	61,672
2015	59,267
2016	56,639
2017	44,488
Thereafter	210,110

$498,086

8.    Credit Facilities

On November 9, 2011, the Company entered into aggregate $2.6 billion senior unsecured credit facilities (the “Credit Facilities”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and the lenders named therein. The Credit Facilities include an option for the Company to propose an increase in the aggregate amount available by $400.0 million during the term of the Credit Facilities. The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. The Credit Facilities mature on November 9, 2016.

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

On November 9, 2011, in connection with entering into the Credit Facilities and the Note Purchase Agreement, the Company terminated all of the previously outstanding credit facilities and term loans, of which $804.5 million was outstanding as of November 8, 2011. The $887.5 million in combined proceeds from the Term Loan Facility and the Senior Notes were used for the repayment of the outstanding indebtedness as of November 8, 2011, to replenish cash used in the investment in Cetip and for general corporate purposes. The outstanding indebtedness as of November 8, 2011 included $210.0 million that was borrowed in July 2011 for a portion of the cash investment in Cetip (Note 5), as well as $203.0 million that was borrowed in October 2011 for liquidity purposes for three of the Company’s clearing houses in preparation for the management of the insolvency of MF Global Holdings Ltd and certain of its subsidiaries. During November 2011, the $203.0 million was repaid as it was not needed for liquidity purposes and is now available to the clearing houses again.

Outstanding principal of the loans under the Term Loan Facility is payable in equal installments of $12.5 million on the last day of each fiscal quarter for eleven consecutive fiscal quarters commencing March 31, 2012, and equal installments of $18.8 million on the last day of the next following eight fiscal quarters, with a final principal payment of $200.0 million due on the maturity date. Each loan under the Credit Facilities, including the outstanding Term Loan Facility, will bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate; provided, however, that all loans denominated in a foreign currency will bear interest at LIBOR plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve-month period. As of December 31, 2012, the Company has a LIBOR-rate loan with a stated interest rate of 1.46% per annum, including the applicable margin rate, related to the $437.5 million that is outstanding under the Term Loan Facility. With limited exceptions, the Company may prepay the outstanding loans under the Credit Facilities, in whole or in part, without premium or penalty.

The Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, which was $1.8 billion as of December 31, 2012, multiplied by an applicable margin rate and is payable in arrears on a quarterly basis. The applicable margin rate ranges from 0.175% to 0.40% based on the Company’s total leverage ratio calculated on a trailing twelve-month period. Based on this calculation, the applicable margin rate was 0.175% as of December 31, 2012.

The entire unpaid principal amount of the Series A Notes is due on the seventh anniversary of the closing date of the Note Purchase Agreement or November 9, 2018. Interest on the Series A Notes is payable semi-annually at a fixed rate of 4.13%. The entire unpaid principal amount of the Series B Notes is due on the tenth anniversary of the closing date of the Note Purchase Agreement, or November 9, 2021. Interest on the Series B Notes is payable semi-annually at a fixed rate of 4.69%. The Company may optionally prepay principal upon the Senior Notes, subject to paying holders certain additional amounts as set forth in the Note Purchase Agreement. In addition, the holders may require the Company to prepay the Senior Notes upon the occurrence of certain change in control events. Aggregate principal maturities on the $887.5 million in borrowings under the Term Loan Facility and the Note Purchase Agreement are $50.0 million, $56.3 million, $75.0 million and $256.3 million in 2013, 2014, 2015 and 2016, respectively.

Under the Revolving Facility, the Company may borrow, repay and reborrow up to $1.6 billion in U.S. dollars, Euros, U.K. sterling, Canadian dollars or Japanese yen, with the remaining $472.5 million available to be borrowed, repaid and reborrowed by the Company in U.S. dollars only. During December 2012, the Company borrowed $295.0 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions, leaving $1.8 billion available for borrowings as of December 31, 2012. Of the $295.0 million that was borrowed, $113.0 million was repaid by January 31, 2013 and is reflected in the current portion of long-term debt in the accompanying balance sheet as of December 31, 2012, with the remaining amount scheduled to be repaid during the first half of 2013. As the $295.0 million is repaid, the full amount of $2.1 billion will be available for borrowing under the Revolving Facility. The $295.0 million outstanding under the Revolving Facility has a stated interest rate of 1.46% per annum as of December 31, 2012, including the applicable margin rate.

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

The Credit Facilities and Note Purchase Agreement contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business. The Credit Facilities and the Note Purchase Agreement also contains other customary representations, warranties and covenants. As of December 31, 2012, the Company was in compliance with all applicable covenants.

The Company had previously entered into interest rate swap contracts to reduce its exposure to interest rate volatility on certain of the Company’s previously outstanding term loans. These swaps were designated as cash flow hedges. The effective portion of unrealized gains or losses on derivatives designated as cash flow hedges were recorded in accumulated other comprehensive income. The unrealized gain or loss was recognized in earnings when the designated interest expense under the term loans was recognized in earnings. The amounts received under the variable component of the swaps fully offset the variable interest payments under the term loan facilities. With the two variable components offsetting, the net interest expense was equal to the fixed interest component. The Company recorded $2.9 million and $4.2 million in additional interest expense as a result of the interest rate swap contracts during the years ended December 31, 2011 and 2010, respectively. The Company currently does not have any interest rate swap contracts outstanding on any of the outstanding debt.

9.    Equity

The Company currently sponsors employee and director stock option and restricted stock plans. Employee and director stock-based compensation expenses and the related income tax benefit recognized for both stock options and restricted stock in the accompanying consolidated statements of income for the year ended December 31, 2012 was $52.1 million and $16.0 million, respectively, was $52.9 million and $13.3 million, respectively, for the year ended December 31, 2011, and was $49.3 million and $13.5 million, respectively, for the year ended December 31, 2010. The amount expensed for the years ended December 31, 2012, 2011 and 2010 is net of $5.8 million, $5.4 million and $4.8 million, respectively, of stock-based compensation that was capitalized as software development costs.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized excess tax benefits of $8.5 million, $4.7 million and $6.9 million, respectively, as an increase to the additional paid-in capital balance. Of that amount, $8.5 million, $4.3 million and $8.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, were qualifying excess tax benefits that are eligible to absorb future write-offs, if any, of unrealized deferred tax assets related to stock options. The $8.5 million, $4.3 million and $8.0 million are reported as financing cash flows in the accompanying consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, respectively. Regarding the ordering of tax benefits to determine whether an excess tax benefit is realized, as well as to measure that excess tax benefit, the Company follows applicable tax laws and disregards indirect effects of the excess tax benefit.

Stock Option Plans

On May 14, 2009, the Company adopted the 2009 Omnibus Incentive Plan (“the Incentive Plan”), under which all employee restricted stock and option awards are now made. As of December 31, 2012, there are 3,700,000 shares of common stock reserved for issuance under the Incentive Plan, of which 1,848,973 shares are available for future issuance.

Stock options are granted at the discretion of the compensation committee of the board of directors. All stock options are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options on the date of grant is recognized as expense ratably over the vesting period, net of estimated forfeitures. The Company may grant, under provisions of the plans, both incentive stock options and nonqualified stock options. The options generally vest over three years, but can vest at different intervals based on the compensation committee’s determination. Generally, options may be exercised up to ten years after the date of grant, but expire either 14 or 60 days after termination of employment. The shares of common stock issued under the Company’s stock option plans are made available from authorized and unissued Company common stock or treasury shares. The following is a summary of stock options for the years ended December 31, 2012, 2011 and 2010:

	Number of Options	Weighted Average Exercise Price per Option
Outstanding at January 1, 2010	1,871,028	$47.68
Exercised	(503,609)	24.54
Forfeited	(91,627)	48.87

Outstanding at December 31, 2010	1,275,792	56.73
Granted	123,663	112.48
Exercised	(341,554)	26.66
Forfeited	(12,157)	126.70

Outstanding at December 31, 2011	1,045,744	72.34
Granted	102,657	112.15
Exercised	(211,030)	34.57
Forfeited/Expired	(3,418)	109.68

Outstanding at December 31, 2012	933,953	85.07

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

Details of stock options outstanding as of December 31, 2012 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	933,953	$85.07	5.2	$41,769
Exercisable	794,264	$80.29	4.6	$40,153

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 were $20.1 million, $33.3 million and $43.4 million, respectively. As of December 31, 2012, there were $4.9 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years as the stock options vest.

Of the options outstanding at December 31, 2012, 794,264 were exercisable at a weighted-average exercise price of $80.29. Of the options outstanding at December 31, 2011, 872,068 were exercisable at a weighted-average exercise price of $65.84. Of the options outstanding at December 31, 2010, 1,090,662 were exercisable at a weighted-average exercise price of $52.82.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. As discussed above, no stock options were awarded by the Company during the year ended December 31, 2010. During the years ended December 31, 2012 and 2011, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

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

Restricted Stock Plans

Restricted stock grants are made from the Incentive Plan and are granted at the discretion of the compensation committee of the board of directors. The Company granted a maximum of 948,625, 744,145 and 184,402 time-based and performance-based restricted stock units during the years ended December 31, 2012, 2011 and 2010, respectively, including 295,615, 285,655 and 184,402 time-based restricted stock units during the years ended December 31, 2012, 2011 and 2010, respectively. The grant date fair value of each award is based on the closing stock price at the date of grant. The fair value of the time-based restricted stock units on the date of grant is recognized as expense ratably over the vesting period, which is typically three years, net of forfeitures. Granted but unvested shares would be forfeited upon termination of employment. When restricted stock is forfeited, compensation costs previously recognized for unvested shares are reversed. Until the shares vest and are issued, the participants have no voting or dividend rights and the shares may not be sold, assigned, transferred, pledged or otherwise encumbered.

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

In January 2013, the Company reserved a maximum of 449,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2013. These restricted shares are also subject to a market condition that could reduce the number of shares that are granted above certain performance targets if the Company’s 2013 total shareholder return falls below the 2013 return of the S&P 500 Index and if the Company achieved a “target” financial performance level or above threshold. If the Company’s 2013 total shareholder return were to fall below the 2013 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above certain performance targets, depending on the difference in the aforementioned returns. The grant date was January 11, 2013, which was the date when the Company and the employees reached a mutual understanding of award terms. January 1, 2013 is the service inception date as that is the beginning of the performance period and is the date when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $56.1 million if the maximum financial performance target is met and 449,420 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $28.0 million if the target financial performance is met and 224,710 shares vest. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2013 actual financial performance as compared to the 2013 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement.

In January 2012, the Company reserved a maximum of 617,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. These restricted shares were subject to a market condition that could have reduced the number of shares that were granted if the 2012 Company total shareholder return fell below that of the 2012 return of the S&P 500 Index and if the Company achieved a “target” financial performance level or above threshold. Although the Company’s total shareholder return for the year ended December 31, 2012 was lower than the 2012 return of the S&P 500 Index, no additional share reduction was taken since the actual Company financial performance for 2012 was below the “target” financial performance level. Based on the Company’s actual 2012 financial performance as compared to the 2012 financial performance targets, 186,049 restricted shares were granted, which resulted in $20.1 million in compensation expenses that will be expensed over the three-year accelerated vesting period, including $12.3 million that was expensed during the year ended December 31, 2012.

The grant date fair values of the January 2013, January 2012 and January 2011 awards with a market condition were estimated based on the Company’s stock price on the grant date, the valuation of historical market condition awards, the relatively low likelihood that the market condition will affect the number of shares granted

(as the market condition only affects shares granted in excess of certain financial performance targets), and management’s expectation of achieving the financial performance targets. The grant date fair value of the January 2013, January 2012 and January 2011 awards, when considering the impact of the market condition on fair value, was determined to not be materially different from the Company’s stock price on the respective grant dates.

Restricted shares are used as an incentive to attract and retain qualified employees and to increase shareholder returns with actual performance-based awards based on enhanced shareholder value. The Company’s equity plans include a change in control provision that may accelerate vesting on both the time-based and performance-based restricted shares if the awards are not assumed by an acquirer in the case of a change in control. The following is a summary of the nonvested restricted shares under all plans discussed above for the years ended December 31, 2012, 2011 and 2010:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested at January 1, 2010	960,654	$97.07
Granted	184,402	104.95
Vested	(380,545)	97.84
Forfeited	(60,501)	87.62

Nonvested at December 31, 2010	704,010	99.53
Granted	532,748	114.25
Vested	(346,450)	101.13
Forfeited	(55,453)	106.43

Nonvested at December 31, 2011	834,855	107.80
Granted	497,161	115.03
Vested	(411,826)	104.43
Forfeited	(42,104)	112.59

Nonvested at December 31, 2012	878,086	113.25

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. As of December 31, 2012, there were $45.6 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted-average period of 1.8 years as the restricted stock vests. During the years ended December 31, 2012, 2011 and 2010, the total fair value of restricted stock vested under all restricted stock plans was $51.4 million, $41.8 million and $41.6 million, respectively.

Treasury Stock

During the years ended December 31, 2012, 2011 and 2010, the Company received 154,242 shares, 125,443 shares and 124,365 shares, respectively, of common stock from certain employees of the Company related to tax withholdings made by the Company on the employee’s behalf for restricted stock and stock option exercises. The Company recorded the receipt of the shares as treasury stock. The Company also issued 54 shares and 680 shares of treasury stock during the years ended December 31, 2011 and 2010, respectively, under various restricted stock plans. Treasury stock activity is presented in the accompanying consolidated statements of changes in equity.

Stock Repurchase Program

During the years ended December 31, 2012, 2011 and 2010, the Company repurchased 416,858 shares, 1,550,810 shares and 937,500 shares, respectively, of the Company’s outstanding common stock at a cost of

$53.3 million, $175.2 million and $90.4 million, respectively. These repurchases are completed under various stock repurchase plans authorized by the Company’s board of directors. The shares repurchased are held in treasury. As of December 31, 2012, there is $450.0 million in remaining capacity available under an authorized stock repurchase plan and which does not have a fixed expiration date. The Company’s board of directors may increase or decrease the amount of capacity the Company has for repurchases from time to time.

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

10.    Income Taxes

Income before income taxes and the income tax provision consisted of the following for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income before income taxes
Domestic	$232,893	$299,222	$340,591
Foreign	556,799	460,787	268,882

	$789,692	$760,009	$609,473

Income tax provision
Current tax expense:
Federal	$89,395	$93,428	$121,468
State	28,917	21,196	23,059
Foreign	133,920	126,545	79,979

	252,232	241,169	224,506

Deferred tax expense (benefit):
Federal	(18,003)	(623)	(13,471)
State	1,138	363	(2,513)
Foreign	(7,412)	(2,641)	(6,816)

	(24,277)	(2,901)	(22,800)

Total income tax expense	$227,955	$238,268	$201,706

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35%	35%	35%
State income taxes, net of federal benefit	2	2	2
Tax credits	—	—	(2)
Foreign tax rate differential	(8)	(6)	(4)
Other	—	—	2

Total provision for income taxes	29%	31%	33%

The effective tax rates for the years ended December 31, 2012, 2011 and 2010 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state income taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2011, the United Kingdom reduced the corporate income tax rate from 28% to 26% effective April 1, 2011 and to 25% effective April 1, 2012. During the third quarter of 2012, the United Kingdom further reduced the corporate income tax rate from 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. The decrease in the effective tax rates during the last two years is primarily due to these foreign income tax rate reductions and the increase in income from foreign jurisdictions relative to the United States.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Deferred and stock-based compensation	$31,196	$30,291
Accrued expenses	1,163	2,447
Tax credits	1,398	9,840
NOL carryforward	23,540	26,055
Impairment losses	4,628	4,797
Other	21,759	13,354

Total	83,684	86,784
Valuation allowance	(10,942)	(15,828)

Total deferred tax assets, net of valuation allowance	72,742	70,956

Deferred tax liabilities:
Property and equipment	(22,458)	(21,796)
Acquired intangibles	(221,786)	(241,507)
Partnership basis difference	(37,720)	(38,384)

Total deferred tax liabilities	(281,964)	(301,687)

Net deferred tax liabilities	$(209,222)	$(230,731)

Reported As:
Net current deferred tax assets	6,919	3,500
Net noncurrent deferred tax assets	—	1,658
Net noncurrent deferred tax liabilities	(216,141)	(235,889)

Net deferred tax liabilities	$(209,222)	$(230,731)

The Company’s non-U.S. subsidiaries had $1.4 billion in cumulative undistributed earnings as of December 31, 2012. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

As of December 31, 2012 and 2011, the Company has U.S. federal net operating loss carryforwards of $48.7 million and $60.3 million, respectively, and state and local net operating loss carryforwards of $99.4 million and $68.6 million, respectively. These carryforwards are available to offset future taxable income until they begin to expire in 2018. In addition, as of December 31, 2012 and 2011, the Company has net foreign operating loss carryforwards of $7.9 million and $8.5 million, respectively, related primarily to Creditex’s Singapore operations which are not expected to be utilized against future taxable income.

The Company recognizes valuation allowances on deferred tax assets if, based on the weight of the evidence, the Company believes that it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes the majority of its deferred tax assets will be realized because of anticipated future taxable income from operations and the reversal of certain taxable temporary differences. The Company recorded a valuation allowance for deferred tax assets of $10.9 million and $15.8 million as of December 31, 2012 and 2011, respectively. The decrease in the valuation allowance is primarily due to a write-off of deferred tax assets associated with the state research and development tax credits that have a very remote likelihood of being utilized. The valuation allowance is due to excess state tax credits and certain international and state net operating loss carryforwards that are not expected to be utilized prior to expiration and impairment losses on cost method investments expected to generate future capital tax losses.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance of unrecognized tax benefits	$27,709	$25,977	$15,817
Additions (reductions) related to acquisitions	—	(396)	2,284
Additions based on tax positions related to current year	6,424	4,513	4,197
Additions based on tax positions related to prior years	5,278	4,388	9,570
Reductions based on tax positions related to prior years	(1,746)	(3,149)	(2,647)
Reductions resulting from statute of limitation lapses	(1,695)	(1,788)	(1,561)
Reductions related to settlements with taxing authorities	(1,496)	(1,836)	(1,683)

Ending balance of unrecognized tax benefits	$34,474	$27,709	$25,977

The Company recorded a net increase to unrecognized tax benefits of $6.8 million, $1.7 million and $10.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the balance of unrecognized tax benefits which would, if recognized, affect the Company’s effective tax rate was $24.3 million and $20.9 million, respectively. It is reasonably possible, as a result of settlements of ongoing audits or statute of limitations expirations, unrecognized tax benefits could increase as much as $13.0 million and decrease as much as $25.0 million within the next twelve months.

As discussed in Note 2, the Company changed its classification to recognize interest accrued on income tax uncertainties and accrued penalties as a component of income tax expense. The total increase to income tax expense related to unrecognized tax benefits, including interest and penalties, is $7.9 million, $2.1 million and $8.5 million for the years ending December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized $1.8 million, $770,000 and ($669,000), respectively, of tax expense (benefits) for interest and penalties. Accrued interest and penalties were $6.2 million and $4.9 million as of December 31, 2012 and 2011, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With some exceptions, the Company is no longer subject to examination for U.S. federal and Illinois income tax for years ended on or before December 31, 2008, for New York and various other U.S. state, local and foreign jurisdictions’ income taxes for years ended on or before December 31, 2007, and for the United Kingdom for years ended on or before December 31, 2010. Certain of our U.S. state and local income tax returns are currently under examination. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments expected to result from open years.

11.    Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of agricultural and financial futures and options contracts traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for every futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing. ICE Clear Europe performs the clearing and settlement for every futures and options contract traded through ICE Futures Europe, for European CDS contracts submitted for clearing and, subsequent to October 15, 2012, for energy futures and options contracts trading through ICE Futures U.S (Note 1). TCC lists certain OTC benchmark treasury futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

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

For ICE Clear Canada, all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash margin deposits, and for ICE Clear U.S., all income earned from investing clearing members’ cash deposits in the Guaranty Fund and from the cash variation margin deposits, is retained by the respective ICE Clearing House and is included in other revenues in the accompanying consolidated statements of income. All other interest earned on the cash margin deposits, less costs incurred by the ICE Clearing Houses, is remitted by the respective ICE Clearing Houses to the clearing members. Pursuant to agreements, ICE Clear Europe has historically paid energy clearing members all interest earned on their cash margin deposits plus an additional 115 basis points on cash deposits made to the Guaranty Fund and an additional 10 basis points for cash deposits made for original margin requirements. Effective January 1, 2011, ICE Clear Europe no longer pays energy clearing members the additional 10 basis points for cash deposits made for original margin requirements and effective January 1, 2013, no longer pays energy clearing members the additional 115 basis points on cash deposits to the Guaranty Fund. These additional amounts paid to the energy clearing members are recorded net against other revenues in the accompanying consolidated statements of income.

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract; this allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $38.9 billion as of December 31, 2012, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.4 trillion as of December 31, 2012. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of December 31, 2012 and 2011.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of December 31, 2012 and 2011, the ICE Clearing Houses have received or have been pledged $51.4 billion and $52.5 billion, respectively, in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $110.0 million and $50.0 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of December 31, 2012 and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient.

For ICE Clear Europe, if an energy clearing member’s deposits are depleted and a default occurs, then a $100.0 million contribution made by the Company to ICE Clear Europe would be utilized. The $100.0 million is solely available in the event of an ICE Clear Europe energy clearing member default, and $50.0 million of the $100.0 million will be utilized after the available funds of the defaulting member but before all other amounts within the ICE Clear Europe energy Guaranty Fund. If additional cash is required to settle positions, the remaining $50.0 million will be called pro rata along with other non-defaulting ICE Clear Europe energy clearing members’ deposits in the ICE Clear Europe energy Guaranty Fund.

The Company has contributed $50.0 million to the ICE Clear Credit Guaranty Fund and $10.0 million to the ICE Clear Europe CDS Guaranty Fund as of December 31, 2012. The Company is obligated to increase the contribution to the ICE Clear Europe CDS Guaranty Fund up to $50.0 million, but the timing for the remaining $40.0 million in contributions has not yet been determined. The first $25.0 million, to the extent required to be contributed at such time, contributed to each of the ICE Clear Credit Guaranty Fund and ICE Clear Europe CDS Guaranty Fund will be utilized after the available funds of the defaulting CDS clearing member but before all other amounts within the Guaranty Funds. The additional $25.0 million, to the extent required to be contributed at such time, contributed to each of the ICE Clear Credit Guaranty Fund and ICE Clear Europe CDS Guaranty

Funds will be utilized pro-rata along with other non-defaulting CDS clearing members’ deposits in the respective Guaranty Funds.

As of December 31, 2012, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,322,955	$13,257,547	$27,525	$12,052,111	$1,005	$26,661,143
Unsettled variation margin	22,045	—	—	—	—	22,045
Guaranty Fund	24,040	2,734,423	14,920	2,414,324	4,570	5,192,277
Performance collateral for delivery	—	8	7,020	—	—	7,028

Total	$1,369,040	$15,991,978	$49,465	$14,466,435	$5,575	$31,882,493

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

Of the $16.0 billion total cash deposits for ICE Clear Europe as of December 31, 2012, which are primarily held in U.S. dollars or euros, $9.6 billion relates to futures products and $6.4 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for futures products that is distinct from those associated with cleared OTC European CDS contracts.

The total ICE Clear Europe Guaranty Fund balance as of December 31, 2012 is $3.1 billion, which includes the $110.0 million that ICE Clear Europe has committed of its own cash and which is included in long-term restricted cash in the accompanying consolidated balance sheet, and the remaining amount is Guaranty Fund cash and non-cash asset deposits from clearing members. The total ICE Clear Credit Guaranty Fund balance as of December 31, 2012 is $3.1 billion, which includes the $50.0 million that ICE Clear Credit has committed of its own cash and which is included in long-term restricted cash in the accompanying consolidated balance sheet, and the remaining amount is Guaranty Fund cash and non-cash deposits from clearing members.

The $14.5 billion of ICE Clear Credit cash deposits as of December 31, 2012 primarily represents funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. Of the $16.0 billion of ICE Clear Europe cash deposits as of December 31, 2012, $15.9 billion represent funds invested under reverse repurchase agreements, through a third party custodian bank, with several different counterparty banks, some of which are also our clearing members and are large, commercial financial institutions. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.

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

In addition to the cash deposits for original margin, unsettled variation margin, and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits.

ICE Clear Europe has historically paid energy clearing members all interest earned on their non-cash margin deposits plus an additional 50 basis points on non-cash deposits made to the Guaranty Fund and ICE Clear Europe charges energy clearing members 5 basis points for non-cash deposits made for original margin requirements. Effective January 1, 2013, ICE Clear Europe no longer pays energy clearing members the additional 50 basis points for non-cash deposits made to the Guaranty Fund and instead began charging them 5 basis points. ICE Clear Europe pays CDS clearing members all interest earned on their non-cash margin deposits and charges CDS clearing members 5 basis points for all non-cash deposits, including original margin and Guaranty Fund requirements. The amounts paid to the clearing members are recorded net against other revenues in the accompanying consolidated statements of income and the cash and non-cash related payments were $493,000, $435,000 and $7.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in thousands):

	As of December 31, 2012					As of December 31, 2011
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit
Original margin:
Government securities at face value	$5,778,842	$6,384,390	$81,693	$—	$3,959,997	$9,266,096	$5,540,494	$70,575	$46,350	$1,082,455
Money market mutual funds	1,027,690	—	—	—	—	1,343,153	—	—	—	—
Letters of credit	—	967,500	4,516	—	—	—	2,437,300	4,409	—	—
Gold	—	126,464	—	—	—	—	116,356	—	—	—

Total	$6,806,532	$7,478,354	$86,209	$—	$3,959,997	$10,609,249	$8,094,150	$74,984	$46,350	$1,082,455

Guaranty Fund:
Government securities at face value	$250,282	$247,003	$45,664	$2,562	$652,877	$175,868	$274,591	$26,553	$7,222	$495,687
Money market mutual funds	20,768	—	—	—	—	14,614	—	—	—	—

Total	$271,050	$247,003	$45,664	$2,562	$652,877	$190,482	$274,591	$26,553	$7,222	$495,687

The government securities included in the table above for ICE Clear Europe include Spanish and Italian treasury securities against which ICE Clear Europe has applied haircut rates in accordance with its policies, as described above. The market value of these Spanish and Italian treasury securities was $361.6 million and $413.0 million, respectively, as of December 31, 2012, down from $1.2 billion and $2.3 billion, respectively, as of December 31, 2011.

ICE Clear U.S. and the Options Clearing Corporation (“OCC”) have entered into a cross-margin agreement, whereby a common clearing firm, or a pair of affiliated clearing firms, may maintain a cross-margin account in which positions in certain of ICE Clear U.S.’s futures and options are combined with certain positions cleared by OCC for purposes of calculating margin requirements of the clearing firms. The margin deposits are held jointly by ICE Clear U.S. and OCC. Cross-margin cash, securities and letters of credit jointly held with OCC under the cross-margin agreement are reflected at 50% of the total, or ICE Clear U.S.’s proportionate share, in accordance with the agreement. As of December 31, 2012, the margin deposits in the joint account were $34.5 million of which $17.3 million is ICE Clear U.S.’s proportionate share and is reflected above in the pledged asset margin balance. Clearing firms maintain separate margin requirements with each clearing house. Depending on the impact resulting from offsetting positions between ICE Clear U.S. and OCC, each clearing house may reduce that firm’s margin requirements. Cross margin deposits are held in a joint custody account controlled by ICE Clear U.S. and OCC. If a participating firm defaults, the gain or loss on the liquidation of the firm’s open position and the proceeds from the liquidation of the cross-margin account will be split 50% each to ICE Clear U.S. and OCC. The cross-margining arrangement reduces capital costs for clearing firms and eligible customers. The agreement permits a participating clearing house to recognize a clearing firm’s open positions at another participating clearing house, and clearing firms are able to offset risks of positions held at one clearing house against those held at another participating clearing house, with respect to particular accounts.

12.    Commitments and Contingencies

Leases

The Company leases office space, equipment facilities and certain computer equipment. The Company’s leases typically contain terms which may include renewal options, rent escalations, rent holidays and leasehold improvement incentives. The Company had no capital leases as of December 31, 2012 and 2011. As of December 31, 2012, future minimum lease payments under these noncancelable operating agreements are as follows (in thousands):

2013	$21,620
2014	23,382
2015	19,287
2016	17,077
2017	16,985
Thereafter	143,184

Total	$241,535

Russell Licensing Agreement

The Company has an exclusive license agreement (the “License Agreement”) with the Russell Investment Group (“Russell”) to offer futures and options on futures contracts based on the full range of Russell’s benchmark U.S. equity indexes through June 2017. In exchange for its license rights, the Company will make annual cash payments based on the annual traded contract volumes, subject to certain minimum annual royalty payments through the expiration of the agreement in June 2017. The Company has recorded the license rights as intangible assets, which were valued based on the net present value of all minimum annual royalty payments that the Company is required to make to Russell throughout the term of the agreement. As of December 31, 2012 and 2011, the net assets related to the License Agreement are $85.8 million and $104.8 million, respectively, and are included in other intangible assets in the accompanying consolidated balance sheets. The intangible assets are being amortized on a straight-line basis over their contractual life. For the years ended December 31, 2012, 2011 and 2010, amortization expense related to the License Agreement was $19.1 million, $20.2 million and $25.9 million, respectively.

Because the Company is required to make minimum annual royalty payments to maintain the Russell license rights, the Company has recorded a liability based on the net present value of the total required minimum royalty payments as of the effective date of the License Agreement. As of December 31, 2012, the current and noncurrent liabilities relating to the minimum annual royalty payments under the License Agreement are $19.2 million and $63.7 million, respectively, and are reflected as licensing agreement liabilities in the accompanying consolidated balance sheet. The difference between the present value of the minimum annual payments and the actual minimum annual payments is recorded as interest expense using the effective interest method over the term of the License Agreement. For the years ended December 31, 2012, 2011 and 2010, interest expense related to the License Agreement was $5.4 million, $6.1 million and $5.0 million, respectively.

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

Legal Proceedings

On August 5, 2011, the Company announced that it will be ceasing operations of the CCFE, an emissions futures exchange that it acquired as part of the acquisition of CLE in July 2010. On December 14, 2011, a group of twenty-four plaintiffs who hold “trading privileges” (a right to trade at a discount) at CCFE filed suit against CCFE and CLE, together with two current and one former employee of those entities, claiming that they were defrauded in connection with the purchase of their trading privileges at CCFE and that the sales of such privileges were made in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs seek the return of amounts paid for their trading privileges, the lost “value” of their trading privileges, punitive damages and interest. During the first quarter of 2012, the plaintiffs filed an amended complaint to add twenty-one new plaintiffs to the lawsuit and dropped one of the Company’s subsidiaries as a corporate defendant. The Company is currently in the discovery phase of this litigation. A second complaint was filed by five additional CCFE trading privilege holders on January 25, 2013, alleging substantively similar claims that CCFE together with two current and one former employee defrauded plaintiffs in connection with the purchase of CCFE trading privileges. The Company does not believe the allegations in the complaints to be meritorious, and intends to defend them vigorously.

Following the announcement of the execution of the acquisition agreement to acquire NYSE Euronext on December 20, 2012, the first of eight putative stockholder class action complaints was filed in the Court of Chancery of the State of Delaware (the “Delaware Actions”) by purported stockholders challenging the proposed acquisition. Additionally, on December 21, 2012, the first of four similar putative stockholder class action complaints was filed in the Supreme Court of the State of New York (the “New York Actions”) by purported stockholders of NYSE Euronext. The Delaware Actions are captioned Cohen v. NYSE Euronext, et al., C.A. No. 8136-CS, Mayer v. NYSE Euronext, et al., C.A. No. 8167-CS, Southeastern Pennsylvania Transportation Authority v. Hessels, et al., No. 8172-CS, Louisiana Municipal Police Employees’ Retirement System v. NYSE Euronext, et al., No. 8183-CS, Sheet Metal Workers’ Pension Fund of Local Union 19 v. Hessels, et al., No 8202-CS, Winkler v. NYSE Euronext, et al., No. 8209-CS, Nardone v. Hessels, at al., C.A. No. 8211-CS, and LBBW Asset Management Investmentgesellschaft MBH, C.A. No. 8224-CS. The New York actions are captioned Graff v. Hessels, et al., No. 654519, Himmerl v. NYSE Euronext, et al., No. 654576/2012, N.J. Carpenters Pension Fund v. NYSE Euronext, et al., No. 654496 and KT Invs. II, LLC v. Niederauer, et al., No. 654515.

The Delaware and New York Actions are very similar. All twelve actions name the Company as a defendant and also name NYSE Euronext and the members of its board of directors as defendants. Certain of the actions also name Baseball Merger Sub, LLC, which is a wholly-owned subsidiary of the Company that was created for purposes of this acquisition. All twelve complaints allege that the members of the NYSE Euronext board of directors breached their fiduciary duties by agreeing to an acquisition agreement that undervalues NYSE Euronext. Among other things, plaintiffs allege that the members of the NYSE Euronext board of directors failed to maximize the value of NYSE Euronext to its public stockholders, negotiated a transaction in their best interests to the detriment of the NYSE Euronext public stockholders, and agreed to supposedly preclusive deal protection measures that unfairly deter competitive offers. The Company (and, in some of the actions, NYSE Euronext and/or Baseball Merger Sub) are alleged to have aided and abetted the breaches of fiduciary duty by the members of the NYSE Euronext board of directors. The lawsuits seek, among other things, (i) an injunction enjoining the consummation of the acquisition; and/or (ii) rescission of the acquisition, to the extent already implemented, or alternatively rescissory damages. Certain of the actions seek an injunction prohibiting the Company and NYSE Euronext from initiating any defensive measures.

On January 16, 2013, three of the plaintiffs in the Delaware Actions, Southeastern Pennsylvania Transportation Authority, Louisiana Municipal Police Employees’ Retirement System and Sheet Metal Workers’

Pension Fund of Local Union 19, jointly moved for expedited proceedings. The motion to expedite requests an expedited schedule and the setting of a hearing on a motion for a preliminary injunction in advance of the stockholder vote on the merger. On January 17, 2013, Plaintiffs Southeastern Pennsylvania Transportation Authority, Louisiana Municipal Police Employees’ Retirement System, Sheet Metal Workers’ Pension Fund and Welfare Fund of Local Union 19, and LBBW Asset Management Investmentgesellschaft MBH moved for consolidation and appointment of lead plaintiffs and lead counsel in the Delaware Actions. On January 25, 2013, Plaintiff John and Patricia Mayer cross moved for appointment as lead or co-lead plaintiffs and approval of their selection of lead counsel. By Order dated January 29, 2013, the Court of Chancery consolidated the Delaware Actions and appointed lead plaintiffs and lead counsel. On January 31, 2013, lead plaintiffs filed a consolidated amended complaint which, among other things, adds allegations contending that the preliminary proxy statement filed by NYSE Euronext contains misstatements or omissions regarding the transaction and the firm’s business prospects.

On January 3, 2013, the plaintiffs in the New York Actions moved for consolidation and appointment lead counsel in the New York Actions. On January 28, 2013, the court entered an Order consolidating the New York Actions and appointing lead counsel. On January 30, 2013, the defendants moved to dismiss or stay the New York Actions based upon, among other things, the substantially identical, earlier filed Delaware proceedings. That motion remains pending.

The Company believes the allegations in the complaints in the Delaware Actions and the New York Actions are without merit, and intend to defend them vigorously.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. However, the Company does not believe that the resolution of these matters, including the matters specifically discussed above, will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to the legal proceedings and claims.

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

13.    Employee Benefit Plans

The Company’s U.K.-based subsidiaries have a defined contribution pension plan for eligible employees. The Company contributes a percentage of the employee’s base salary to the plan each month and employees are also able to make additional voluntary contributions, subject to plan and statutory limits. The Company’s contribution ranges from 10% to 20% of the employee’s base salary. Total pension contributions made by the Company for the years ended December 31, 2012, 2011 and 2010 were $2.4 million, $2.1 million and $1.8 million respectively. The employees of the Company’s U.S.-based subsidiaries are eligible to participate in the Company’s 401(k) and Profit Sharing Plan (the “401(k) Plan”). The Company offers a match of 100% of the first 5% of the eligible employee’s compensation contributed to the 401(k) Plan, subject to plan and statutory limits. Total matching contributions under the Company’s 401(k) Plan and for other 401(k) plans that are no longer active were $4.0 million, $4.5 million and $3.3 million, respectively, for the years ended December 31, 2012, 2011 and 2010. No discretionary or profit sharing contributions were made during the years ended December 31, 2012, 2011 or 2010.

14.    Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash, long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and other short-term assets and liabilities. The fair value of the Company’s financial instruments are measured based on a three-level hierarchy:

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

In general, the Company uses Level 1 inputs to determine fair value. The Level 1 inputs consist of long-term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. As of December 31, 2012, the fair value of the Company’s $400.0 million Senior Notes is $424.2 million and this fair value is estimated based on quoted prices for those or similar instruments. The fair value of the Company’s other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of December 31, 2012 and 2011. The fair value of the Company’s short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximates market rates as of December 31, 2012 and 2011. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of December 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$391,345	$—	$—	$391,345

Financial instruments measured at fair value on a recurring basis as of December 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$451,136	$—	$—	$451,136

The Company acquired 31.6 million shares, or 12%, of the common stock of Cetip for an aggregate consideration of $514.1 million in cash on July 15, 2011 (Note 5). The Company did not use Level 2 or 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of December 31, 2012 and 2011, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $9.9 million and $11.1 million as of December 31, 2012 and 2011, respectively.

15.    Geographical Information

The following represents the Company’s revenues, net assets and property and equipment based on the geographic location (in thousands):

Geographic areas:

	United States	International	Total
Revenues:
Year ended December 31, 2012	$714,965	$648,000	$1,362,965
Year ended December 31, 2011	$682,681	$644,810	$1,327,491
Year ended December 31, 2010	$647,371	$502,573	$1,149,944
Net assets:
As of December 31, 2012	$2,280,631	$1,395,927	$3,676,558
As of December 31, 2011	$1,903,424	$1,258,917	$3,162,341
Property and equipment, net:
As of December 31, 2012	$130,018	$13,374	$143,392
As of December 31, 2011	$120,534	$10,428	$130,962

No customers or clearing members accounted for more than 10% of the Company’s consolidated revenues for the years ended December 31, 2012, 2011 and 2010.

16.    Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$551,576	$509,673	$398,298

Weighted average common shares outstanding	72,712	73,145	73,624

Basic earnings per common share	$7.59	$6.97	$5.41

Diluted:
Weighted average common shares outstanding	72,712	73,145	73,624
Effect of dilutive securities:
Stock options and restricted stock	654	750	852

Diluted weighted average common shares outstanding	73,366	73,895	74,476

Diluted earnings per common share	$7.52	$6.90	$5.35

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless the effect of their inclusion would be antidilutive. During the years ended December 31, 2012, 2011 and 2010, 228,000, 242,000 and 229,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share, because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods. As of

December 31, 2012 and 2011, there are 20,000 and 19,000 restricted stock units, respectively, that were vested but have not been issued that are included in the computation of basic and diluted earnings per share.

17.    Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts):

	1st Qtr	2nd Qtr(a)	3rd Qtr(a)	4th Qtr
Year Ended December 31, 2012
Revenues	$365,194	$351,213	$323,187	$323,371
Operating income	225,182	215,416	194,051	192,366
Net income attributable to IntercontinentalExchange, Inc.	147,865	143,157	131,082	129,472
Earnings per common share(a):
Basic	$2.04	$1.97	$1.80	$1.78
Diluted	$2.02	$1.95	$1.79	$1.76
Year Ended December 31, 2011
Revenues	$334,280	$325,218	$340,778	$327,215
Operating income	203,323	190,882	204,049	194,808
Net income attributable to IntercontinentalExchange, Inc.	128,904	121,365	132,631	126,773
Earnings per common share(a):
Basic	$1.76	$1.65	$1.81	$1.75
Diluted	$1.74	$1.64	$1.80	$1.73

(a)	The annual earnings per common share may not equal the sum of the individual quarter’s earnings per common share due to rounding.

18.    Subsequent Events

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

(b) Management’s Annual Report on Internal Control over Financial Reporting and the Attestation Report of the Independent Registered Public Accounting Firm.    Management’s report on its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 and the attestation report of Ernst & Young LLP on our internal control over financial reporting are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

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

Information relating to our Board of Directors set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2013 Annual Meeting” in our Proxy Statement for our 2013 Annual Meeting of Stockholders (“2013 Proxy Statement”) is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of IntercontinentalExchange, Inc.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (Item 405 of Regulation S-K), set forth under the caption “Section 16(a) of the Securities Exchange Act Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Corporate Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) is set forth under the caption “Meetings and Committees of the Board of Directors” in our 2013 Proxy Statement and is incorporated herein by reference.

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

Information relating to executive compensation set forth under the captions “Item 1 — Election of Directors — Non-Employee Directors Compensation”, “Compensation Discussion & Analysis” and “Compensation Committee Interlocks and Insider Participation” in our 2013 Proxy Statement is incorporated herein by reference, except for the information set forth in the section entitled “Compensation Committee Report”, which specifically is not so incorporated by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of our common stock by certain persons as set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement is incorporated herein by reference. In addition, information in tabular form relating to securities authorized for issuance under our equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in this Annual Report on Form 10-K and “Equity” and “Employee Benefit Plans” as described in Notes 9 and 13 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions between our company and certain of our affiliates as set forth under the caption “Certain Relationships and Related Transactions” in our 2013 Proxy Statement is incorporated herein by reference. In addition, information regarding our directors’ independence (Item 407(a) of Regulation S-K) as set forth under the caption “Item 1 — Election of Directors — Nominees for Election as Directors at the 2013 Annual Meeting” in our 2013 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services of our independent registered public accounting firm, Ernst & Young LLP, is set forth under the caption “Information About the Company’s Independent Registered Public Accounting Firm Fees and Services” in our 2013 Proxy Statement and is incorporated herein by reference.

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

Our consolidated financial statements and the related reports of management and our independent registered public accounting firm which are required to be filed as part of this Report are included in this Annual Report on Form 10-K. These consolidated financial statements are as follows:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011.

•	Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

•	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

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

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: February 6, 2013	By:	/s/ Jeffrey C. Sprecher
Jeffrey C. Sprecher
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Sprecher and Scott A. Hill, and each of them his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the calendar year ended December 31, 2012 and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of the date indicated.

Signatures	Title	Date
/s/ Jeffrey C. Sprecher Jeffrey C. Sprecher	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 6, 2013

/s/ Scott A. Hill Scott A. Hill	Senior Vice President, Chief Financial Officer (principal financial and accounting officer)	February 6, 2013

/s/ Charles R. Crisp Charles R. Crisp	Director	February 6, 2013

/s/ Jean-Marc Forneri Jean-Marc Forneri	Director	February 6, 2013

/s/ Judd A. Gregg Judd A. Gregg	Director	February 6, 2013

/s/ Fredrick W. Hatfield Fredrick W. Hatfield	Director	February 6, 2013

/s/ Terrence F. Martell Terrence F. Martell	Director	February 6, 2013

Signatures	Title	Date
/s/ Sir Callum McCarthy Sir Callum McCarthy	Director	February 6, 2013

/s/ Sir Robert Reid Sir Robert Reid	Director	February 6, 2013

/s/ Frederic V. Salerno Frederic V. Salerno	Director	February 6, 2013

/s/ Judith A. Sprieser Judith A. Sprieser	Director	February 6, 2013

/s/ Vincent Tese Vincent Tese	Director	February 6, 2013

FINANCIAL STATEMENT SCHEDULE

INTERCONTINENTALEXCHANGE, INC. AND SUBSIDIARIES

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged Against Goodwill	Deductions	Balance at End of Year
	(In thousands)
Year Ended December 31, 2012:
Allowance for doubtful accounts(1)	$2,557	$(416)	$—	$(1,037)	$1,104
Deferred income tax valuation allowance(2)	$15,828	$4,807	$—	$(9,693)	$10,942
Year Ended December 31, 2011:
Allowance for doubtful accounts(1)	$1,857	$1,122	$—	$(422)	$2,557
Deferred income tax valuation allowance(2)	$22,621	$176	$—	$(6,969)	$15,828
Year Ended December 31, 2010:
Allowance for doubtful accounts(1)	$1,710	$564	$—	$(417)	$1,857
Deferred income tax valuation allowance(2)	$19,085	$1,079	$4,040	$(1,583)	$22,621

(1)	Additions are based on our historical collection experiences and management’s assessment of the collectability of specific accounts. Deductions represent the write-off of uncollectible receivables, net of recoveries. These lines also include the impact of foreign currency translation adjustments.

(2)	Additions charged to costs and expenses relate to state research and development tax credits and net operating loss carryforwards that we do not expect to be realizable in future periods. Additions charged against goodwill relate to net operating loss carryforwards acquired that we do not expect to be realizable in future periods. Deductions relate to net operating loss carryforwards that we determined would be available to offset income in future periods. The deductions in the year ended December 31, 2012 include the write-off of state research and development tax credit assets against valuation allowances that only have a remote likelihood to be utilized. The deductions in the year ended December 31, 2011 were recorded as an adjustment to goodwill.

INDEX TO EXHIBITS

The following exhibits are filed with this Report. We will furnish any exhibit upon request to IntercontinentalExchange, Inc., Investor Relations, 2100 RiverEdge Parkway, Suite 500, Atlanta, Georgia 30328.

Exhibit Number		Description of Document
2.1	—	Agreement and Plan of Merger by and among IntercontinentalExchange, Inc., Columbia Merger Corporation, Creditex Group Inc. and TA Associates, Inc. dated June 3, 2008 (incorporated by reference to Exhibit 10.1 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2008, File No. 001-32671).

2.2	—	Amendment to Agreement and Plan of Merger, dated as of August 26, 2008, to the Agreement and Plan of Merger, dated as of June 3, 2008, by and among ICE, MergerCo, Creditex and the Stockholders’ Representative (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on September 2, 2008, File No. 001-32671).

2.3	—	Agreement and Plan of Merger by and among The Clearing Corporation (“TCC”), a Delaware corporation, ICE US Holding Company L.P. (“Holdco”), a Cayman Islands exempted limited partnership and subsidiary of IntercontinentalExchange, Inc., Pony Merger Sub LLC, a Delaware limited liability company, IntercontinentalExchange, Inc., and TCC Stockholders Representative LLC, a Delaware limited liability company (solely in the capacity as representative of the former TCC stockholders) dated as of March 6, 2009 (incorporated by reference to Exhibit 2.1 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2009, File No. 001-32671).

2.4	—	Agreement and Plan of Merger by and among NYSE Euronext, IntercontinentalExchange, Inc. and Baseball Merger Sub, LLC dated as of December 20, 2012 (incorporated by reference to Exhibit 2.1 to ICE’s Current Report on Form 8-K filed with the SEC on December 21, 2012, File No. 001-32671).

3.1	—	Fourth Amended and Restated Certificate of Incorporation of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Annual Report on Form 10-K filed with the SEC on March 10, 2006, File No. 001-32671).

3.2	—

Amended and Restated Bylaws of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 3.1 to ICE’s Current Report on Form 8-K filed with the SEC on December 10, 2010,

File No. 001-32671).

4.1	—	Form of IntercontinentalExchange, Inc.’s 4.13% Senior Notes, Tranche A, due November 9, 2018 in the aggregate amount of $200 million (incorporated by reference to Exhibit 4.1 to ICE’s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No. 001-32671).

4.2	—	Form of IntercontinentalExchange, Inc.’s 4.69% Senior Notes, Tranche B, due November 9, 2021 in the aggregate amount of $200 million (incorporated by reference to Exhibit 4.2 to ICE’s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No. 001-32671).

10.1	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.2	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.2 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.3	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and David S. Goone (incorporated by reference to Exhibit 10.3 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

Exhibit Number		Description of Document

10.4	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Edwin Marcial (incorporated by reference to Exhibit 10.4 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.5	—	Employment Agreement dated February 24, 2012 between IntercontinentalExchange, Inc. and Scott A. Hill (incorporated by reference to Exhibit 10.5 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.6	—	Employment Agreement dated June 18, 2012 between IntercontinentalExchange, Inc. and Thomas W. Farley.

10.7	—	Form of Employment Agreement between IntercontinentalExchange, Inc. and the other U.S. officers (incorporated by reference to Exhibit 10.6 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2012, File No. 001-32671).

10.8	—	IntercontinentalExchange, Inc. 2000 Stock Option Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.9	—	IntercontinentalExchange, Inc. 2003 Restricted Stock Deferral Plan for Outside Directors, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.10	—	IntercontinentalExchange, Inc. 2004 Restricted Stock Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.8 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.11	—	IntercontinentalExchange, Inc. 2005 Equity Incentive Plan, as amended effective December 31, 2008 (incorporated by reference to Exhibit 10.9 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).

10.12	—	IntercontinentalExchange, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.13	—	IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009, File No. 001-32671).

10.14	—	Credit Agreement dated as of November 9, 2011 among IntercontinentalExchange, Inc. and ICE Europe Parent Limited, as borrowers, Wells Fargo Bank, National Association, as administrative agent, issuing lender and swingline lender, Bank of America, N.A., as syndication agent, and each of the lenders signatory thereto for a senior unsecured term loan facility in the aggregate principal amount of $500 million and an aggregate $2.1 billion five-year senior unsecured revolving credit facility (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No.001-32671).

10.15	—	Note Purchase Agreement dated as of November 9, 2011 among IntercontinentalExchange, Inc., as issuer, and each of the note purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on November 9, 2011, File No. 001-32671).

10.16	—	Scheme of Arrangement between IntercontinentalExchange, Inc., Climate Exchange plc (“CLE”) and holders of CLE shares under Section 152 of the Isle of Man Companies Act 1931 (as amended) (incorporated by reference to Exhibit 10.4 to ICE’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2010, File No. 001-32671).

10.17	—	Office Lease, dated as of June 8, 2000, as amended, between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, LLC (incorporated by reference to Exhibit 10.17 to ICE’s registration statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).*

Exhibit Number		Description of Document

10.18	—

Lease Amendment Six, dated as of October 12, 2005, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.27 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005,

File No. 333-123500).*

10.19	—	Lease Amendment Seven, dated as of May 12, 2006, by and between CMD Realty Investment Fund IV, L.P. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on May 17, 2006, File No. 001-32671).*

10.20	—	Lease Amendment Eight, dated as of November 28, 2006 (incorporated by reference to Exhibit 10.17 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.21	—	Lease Amendment Nine, dated as of February 21, 2007 (incorporated by reference to Exhibit 10.18 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.22	—	Lease Amendment Ten, dated as of May 15, 2008 (incorporated by reference to Exhibit 10.19 to ICE’s Annual Report on Form 10-K filed with the SEC on February 11, 2009, File No. 001-32671).*

10.23	—	Lease Amendment Eleven, dated as of September 2, 2009 (incorporated by reference to Exhibit 10.23 to ICE’s Annual Report on Form 10-K filed with the SEC on February 09, 2011, File No. 001-32671).

10.24	—	Lease Amendment Twelve, dated as of June 1, 2010 (incorporated by reference to Exhibit 10.24 to ICE’s Annual Report on Form 10-K filed with the SEC on February 09, 2011, File No. 001-32671).

10.25	—	Lease Amendment Thirteen dated as of February 3, 2011 (incorporated by reference to Exhibit 10.23 to ICE’s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.26	—	Patent License Agreement, dated as of March 29, 2002, between eSpeed, Inc. and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.16 to ICE’s registration statement on Form S-1 filed with the SEC on June 6, 2005, File No. 333-123500).

10.27	—	Settlement Agreement dated as of September 1, 2005, by and between EBS Group Limited and IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 10.26 to ICE’s registration statement on Form S-1 filed with the SEC on October 14, 2005, File No. 333-123500).

10.28	—	License Agreement For Index-Related Derivative Products dated as of June 15, 2007 between IntercontinentalExchange, Inc. and Frank Russell Company (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on June 20, 2007, File No. 001-32671).*

10.29	—	Amendment No. 2 to License Agreement for Index-Related Derivative Products between Frank-Russell Company and IntercontinentalExchange, Inc., dated as of March 14, 2011 (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on March 15, 2011, File No. 001-32671).*

10.30	—	Contribution and Asset Transfer Agreement, dated as of May 11, 2000, by and between IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.31 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.31	—	First Amendment to Contribution and Asset Transfer Agreement, dated as of May 17, 2000, by and among IntercontinentalExchange, LLC, Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.32 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

Exhibit Number		Description of Document
10.32	—	Second Amendment to Contribution and Asset Transfer Agreement, dated as of October 24, 2005, by and among IntercontinentalExchange, Inc., Continental Power Exchange, Inc., and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.33 to ICE’s registration statement on Form S-1 filed with the SEC on October 25, 2005, File No. 333-123500).

10.33	—	IntercontinentalExchange, Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan (formerly the Creditex Group Inc. Amended and Restated 1999 Stock Option/Stock Issuance Plan) (incorporated by reference to Exhibit 4.1 to ICE’s registration statement on Form S-8 filed with the SEC on September 2, 2008, File No. 333-153299).

10.34	—	Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and Fundo de Investimento em Participacoes — Advent de Participacoes for the Advent shares (incorporated by reference to Exhibit 10.1 to ICE’s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.35	—	Form of Share Purchase Agreement dated as of July 13, 2011 between ICE Overseas Limited and each of Banco Itaú BBA S/A; Itaú Unibanco Holdings S/A; Banco Itauleasing S/A; BFB Leasing S/A Arrendamento Mercantil; Hipercard Banco Múltiplo S/A; and Banco Itaucard S/A for the Itaú shares (incorporated by reference to Exhibit 10.2 to ICE’s Current Report on Form 8-K filed with the SEC on July 14, 2011, File No. 001-32671).

10.36	—	Aircraft Time Sharing Agreement dated as of February 6, 2012 between IntercontinentalExchange, Inc. and Jeffrey C. Sprecher (incorporated by reference to Exhibit 10.37 to ICE’s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.37	—	Aircraft Time Sharing Agreement dated as of February 6, 2012 between IntercontinentalExchange, Inc. and Charles A. Vice (incorporated by reference to Exhibit 10.38 to ICE’s Annual Report on Form 10-K filed with the SEC on February 8, 2012, File No. 001-32671).

10.38	—	Clearing and Financial Intermediary Services Agreement by and among ICE Clear Europe Limited and LIFFE Administration and Management*

21.1	—	Subsidiaries of IntercontinentalExchange, Inc.

23.1	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	—	Power of Attorney (included with signature page hereto).

31.1	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Executive Officer.

31.2	—	Rule 13a -14(a)/15d -14(a) Certification of Chief Financial Officer.

32.1	—	Section 1350 Certification of Chief Executive Officer.

32.2	—	Section 1350 Certification of Chief Financial Officer.

101	—	The following materials from IntercontinentalExchange, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Confidential treatment has been previously requested or granted to portions of this exhibit by the SEC.

**	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.