Form 10-Q
period 2013-03-31
INTERCONTINENTALEXCHANGE INC
filed 2013-05-08
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, the number of shares of the registrant’s Common Stock outstanding was 72,770,601 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2013

Part I. Financial Information

Item 1.        Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$1,390,836	$1,612,195
Short-term restricted cash	136,363	86,823
Customer accounts receivable, net of allowance for doubtful accounts of $936 and $1,104 at March 31, 2013 and December 31, 2012, respectively	186,955	127,260
Margin deposits and guaranty funds	33,630,444	31,882,493
Prepaid expenses and other current assets	30,583	41,316

Total current assets	35,375,181	33,750,087

Property and equipment, net	154,824	143,392

Other noncurrent assets:
Goodwill	1,933,760	1,937,977
Other intangible assets, net	820,683	798,960
Long-term restricted cash	160,868	162,867
Long-term investments	375,678	391,345
Other noncurrent assets	37,543	30,214

Total other noncurrent assets	3,328,532	3,321,363

Total assets	$38,858,537	$37,214,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$95,277	$70,206
Accrued salaries and benefits	20,137	55,008
Current portion of licensing agreement	19,249	19,249
Current portion of long-term debt	48,824	163,000
Income taxes payable	49,727	29,284
Margin deposits and guaranty funds	33,630,444	31,882,493
Other current liabilities	45,972	26,457

Total current liabilities	33,909,630	32,245,697

Noncurrent liabilities:
Noncurrent deferred tax liability, net	214,438	216,141
Long-term debt	861,676	969,500
Noncurrent portion of licensing agreement	59,948	63,739
Other noncurrent liabilities	50,162	43,207

Total noncurrent liabilities	1,186,224	1,292,587

Total liabilities	35,095,854	33,538,284

Redeemable noncontrolling interest	15,169	—

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 80,300 and 79,867 shares issued at March 31, 2013 and December 31, 2012, respectively; 72,761 and 72,474 shares outstanding at March 31, 2013 and December 31, 2012, respectively	803	799
Treasury stock, at cost; 7,539 and 7,393 shares at March 31, 2013 and December 31, 2012, respectively	(736,437)	(716,815)
Additional paid-in capital	1,922,364	1,903,312
Retained earnings	2,644,114	2,508,672
Accumulated other comprehensive loss	(110,439)	(52,591)

Total IntercontinentalExchange, Inc. shareholders’ equity	3,720,405	3,643,377
Noncontrolling interest in consolidated subsidiaries	27,109	33,181

Total equity	3,747,514	3,676,558

Total liabilities and equity	$38,858,537	$37,214,842

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Transaction and clearing fees, net	$299,715	$322,072
Market data fees	40,898	36,386
Other	11,284	6,736

Total revenues	351,897	365,194

Operating expenses:
Compensation and benefits	66,214	68,076
Technology and communication	10,780	11,702
Professional services	7,472	9,402
Rent and occupancy	8,262	4,462
Acquisition-related transaction costs	17,900	3,463
Selling, general and administrative	9,025	10,924
Depreciation and amortization	32,166	31,983

Total operating expenses	151,819	140,012

Operating income	200,078	225,182

Other income (expense):
Interest and investment income	727	240
Interest expense	(9,920)	(10,068)
Other expense, net	(69)	(279)

Total other expense, net	(9,262)	(10,107)

Income before income taxes	190,816	215,075
Income tax expense	53,635	65,296

Net income	$137,181	$149,779

Net income attributable to noncontrolling interest	(1,739)	(1,914)

Net income attributable to IntercontinentalExchange, Inc.	$135,442	$147,865

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$1.86	$2.04

Diluted	$1.85	$2.02

Weighted average common shares outstanding:
Basic	72,677	72,641

Diluted	73,175	73,252

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$137,181	$149,779

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of ($3,051) and $2,970 for the three months ended March 31, 2013 and 2012, respectively	(42,181)	20,075
Change in fair value of available-for-sale securities	(15,667)	72,126

Other comprehensive income (loss)	(57,848)	92,201

Comprehensive income	$79,333	$241,980

Comprehensive income attributable to noncontrolling interest	(1,739)	(1,914)

Comprehensive income attributable to IntercontinentalExchange, Inc.	$77,594	$240,066

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income (Loss) from			Noncontrolling Interest in Consolidated Subsidiaries
					Additional Paid-in Capital	Retained Earnings	Foreign Currency Translation	Available- For-Sale Securities	Cash Flow Hedges		Total Equity
	Common Stock		Treasury Stock
	Shares	Value	Shares	Value
Balance, January 1, 2012	79,247	$792	(6,822)	$(644,291)	$1,829,181	$1,957,096	$44,161	$(62,964)	$(2,450)	$40,816	$3,162,341
Other comprehensive income (loss)	—	—	—	—	—	—	28,453	(59,791)	—	—	(31,338)
Exercise of common stock options	211	3	—	—	7,337	—	—	—	—	—	7,340
Repurchases of common stock	—	—	(417)	(53,290)	—	—	—	—	—	—	(53,290)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(154)	(19,234)	—	—	—	—	—	—	(19,234)
Stock-based compensation	—	—	—	—	57,250	—	—	—	—	—	57,250
Issuance of restricted stock	409	4	—	—	(4)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,540	—	—	—	—	—	8,540
Distributions of profits to noncontrolling interests	—	—	—	—	—	—	—	—	—	(11,973)	(11,973)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	1,008	—	—	—	—	(5,823)	(4,815)
Net income attributable to noncontrolling interest	—	—	—	—	—	(10,161)	—	—	—	10,161	—
Net income	—	—	—	—	—	561,737	—	—	—	—	561,737

Balance, December 31, 2012	79,867	799	(7,393)	(716,815)	1,903,312	2,508,672	72,614	(122,755)	(2,450)	33,181	3,676,558
Other comprehensive loss	—	—	—	—	—	—	(42,181)	(15,667)	—	—	(57,848)
Exercise of common stock options	73	—	—	—	3,666	—	—	—	—	—	3,666
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(146)	(19,622)	—	—	—	—	—	—	(19,622)
Stock-based compensation	—	—	—	—	17,677	—	—	—	—	—	17,677
Issuance of restricted stock	360	4	—	—	(4)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	3,019	—	—	—	—	—	3,019
Distributions of profits to noncontrolling interest	—	—	—	—	—	—	—	—	—	(5,622)	(5,622)
Purchases of subsidiary shares from noncontrolling interest	—	—	—	—	(5,306)	—	—	—	—	(2,189)	(7,495)
Net income attributable to noncontrolling interest	—	—	—	—	—	(1,739)	—	—	—	1,739	—
Net income	—	—	—	—	—	137,181	—	—	—	—	137,181

Balance, March 31, 2013	80,300	$803	(7,539)	$(736,437)	$1,922,364	$2,644,114	$30,433	$(138,422)	$(2,450)	$27,109	$3,747,514

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$137,181	$149,779

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,166	31,983
Amortization of debt issuance costs	1,026	1,054
Stock-based compensation	14,972	14,249
Deferred taxes	(8,609)	(4,988)
Excess tax benefits from stock-based compensation	(3,017)	(3,078)
Other	121	(440)
Changes in assets and liabilities:
Customer accounts receivable	(59,767)	(41,828)
Prepaid expenses and other current assets	6,835	7,933
Noncurrent assets	(7,104)	375
Income taxes payable	27,703	40,806
Accounts payable, accrued salaries and benefits, and other accrued liabilities	8,747	(10,201)

Total adjustments	13,073	35,865

Net cash provided by operating activities	150,254	185,644

Investing activities
Capital expenditures	(15,510)	(6,541)
Capitalized software development costs	(9,122)	(8,632)
Cash paid for acquisitions, net of cash acquired	(44,041)	—
Increase in restricted cash	(47,542)	(700)

Net cash used in investing activities	(116,215)	(15,873)

Financing activities
Repayments of credit facilities	(222,000)	(12,500)
Excess tax benefits from stock-based compensation	3,017	3,078
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(19,622)	(14,019)
Distributions of profits to noncontrolling interest	(5,622)	(7,469)
Purchases of subsidiary shares from noncontrolling interest	(10,380)	—
Proceeds from exercise of common stock options	3,666	5,086
Other	(1,500)	—

Net cash used in financing activities	(252,441)	(25,824)

Effect of exchange rate changes on cash and cash equivalents	(2,957)	1,489

Net (decrease) increase in cash and cash equivalents	(221,359)	145,436
Cash and cash equivalents, beginning of period	1,612,195	822,949

Cash and cash equivalents, end of period	$1,390,836	$968,385

Supplemental cash flow disclosure
Cash paid for income taxes	$28,618	$27,622

Cash paid for interest	$1,695	$3,235

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the counter (“OTC”) markets, derivatives clearing houses and post-trade services. The Company operates these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit default swaps (“CDS”), equity index and currency contracts. The Company owns and operates:

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

•	ICE U.S. OTC Commodity Markets, LLC, an OTC exempt commercial market for bilateral energy contracts;

•	Creditex Group Inc. and its subsidiaries, which operate in the OTC CDS trade execution markets; and

•

Five central counterparty clearing houses, including ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Canada, Inc. (“ICE Clear Canada”), ICE Clear Credit LLC (“ICE Clear Credit”) and The Clearing Corporation (“TCC”).

NYSE Euronext Proposed Acquisition

On December 20, 2012, the Company announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Under the agreement, which was amended and restated on March 19, 2013, the Company will acquire NYSE Euronext under a newly formed holding company, IntercontinentalExchange Group, Inc. (“ICE Group”). Following successive merger transactions, the Company and NYSE Euronext will become wholly owned subsidiaries of ICE Group. The transaction, which was approved by the boards of directors of both companies, is currently valued at approximately $9.5 billion, based on the closing price of the Company’s stock on April 26, 2013. The final purchase price will be based on the actual market price per share of the Company’s stock on the closing date of the acquisition. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

Under the terms of the agreement, each share of the Company’s common stock owned by a stockholder of the Company will be converted into the right to receive one share of ICE Group common stock and each share of NYSE Euronext common stock owned by a NYSE Euronext stockholder (except for excluded and dissenting shares) will be converted into the right to receive 0.1703 of a share of ICE Group common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election, NYSE Euronext stockholders will have the right to make either a cash election to receive $33.12 in cash, or a stock election to receive 0.2581 of a share of ICE Group common stock, for each of their NYSE Euronext shares. Both the cash election and the stock election are subject to the adjustment and proration procedures set forth in the agreement to ensure that the total amount of cash paid, and the total number of shares of ICE Group common stock issued, are equal to the total amount of cash and number of shares that would have been paid and issued if all of the NYSE Euronext stockholders received the standard election amount. It is anticipated that the Company’s stockholders and NYSE Euronext stockholders will hold approximately 64% and 36%, respectively, of the issued and outstanding shares of ICE Group common stock immediately after completion of the acquisition. If the acquisition is completed, it is currently estimated that payment of the stock portion of the acquisition consideration to the NYSE Euronext stockholders will require the Company to issue or reserve for issuance approximately 42.5 million shares of ICE Group common stock in connection with the acquisition and that the maximum cash consideration required to be paid for the cash portion of the acquisition consideration will be approximately $2.7 billion. The Company will pay the cash portion of the acquisition consideration from cash on hand and borrowing under the Company’s revolving credit facility (Note 5). The acquisition is expected to close during the second half of 2013, subject to regulatory approvals, approval by stockholders of both companies and customary closing conditions.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

Recently Adopted and New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. This guidance was adopted by the Company as of January 1, 2013 and this standard did not have a material effect on the Company’s consolidated financial statements.

3.	Restricted Cash

The Company classifies all cash and cash equivalents that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets.

As a Recognized Investment Exchange, ICE Futures Europe is required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents at all times. As of March 31, 2013 and December 31, 2012, this amount for ICE Futures Europe was equal to $36.7 million and $18.1 million, respectively, and such amounts are reflected as short-term restricted cash in the accompanying consolidated balance sheets. As a Recognized Clearing House, ICE Clear Europe is also required by the Bank of England in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents at all times. As of March 31, 2013 and December 31, 2012, this amount for ICE Clear Europe was equal to $74.6 million and $33.7 million, respectively, and such amounts are reflected as short-term restricted cash in the accompanying consolidated balance sheets. The $59.5 million increase in the regulatory capital of ICE Futures Europe and ICE Clear Europe during the three months ended March 31, 2013 was primarily due to changes to the regulatory capital calculations that were implemented in February 2013 to no longer allow for certain deductions in the calculations of the six months of operating expenditures.

As a Designated Contract Market, ICE Futures U.S. is required by the Commodity Futures Trading Commission to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents at all times. As of March 31, 2013 and December 31, 2012, this amount for ICE Futures U.S. was equal to $17.8 million and $30.4 million, respectively, and such amounts are reflected as short-term restricted cash in the accompanying consolidated balance sheets. The $12.6 million decrease in the regulatory capital of ICE Futures U.S. during the three months ending March 31, 2013 was primarily due to adjustments to certain expenditures that resulted in higher deductions in the calculation of the six months of operating expenditures.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the three months ended March 31, 2013 (in thousands):

Goodwill balance at December 31, 2012	$1,937,977
Acquisition	23,873
Foreign currency translation	(28,053)
Other activity	(37)

Goodwill balance at March 31, 2013	$1,933,760

The following is a summary of the activity in the other intangible assets balance for the three months ended March 31, 2013 (in thousands):

Other intangible assets balance at December 31, 2012	$798,960
Acquisition	53,105
Foreign currency translation	(14,801)
Amortization of other intangible assets	(16,581)

Other intangible assets balance at March 31, 2013	$820,683

On March 26, 2013, the Company acquired 79% of the derivatives and spot gas business of former APX-ENDEX. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake. The launch of ICE Endex followed the demerger of energy exchange APX-ENDEX into two separate entities, a spot power and clearing entity and a derivatives and spot gas entity, which was completed on March 1, 2013. ICE Endex is based on the derivatives and spot gas business of former APX-ENDEX. ICE Endex will offer a liquid, transparent and accessible continental European trading hub for natural gas and power derivatives, gas balancing markets and gas storage services, including the Title Transfer Facility (TTF) Virtual Trading Point in the Netherlands, the UK On-the-Day Commodity Market (OCM) and the Belgian Zeebrugge Trading Point (ZTP). The trade execution and clearing of ICE Endex derivatives products is expected to transition to the Company’s trading platform and to ICE Clear Europe, respectively, in the second half 2013, subject to regulatory approval. ICE Endex is based in Amsterdam and one of its subsidiaries retains a license to operate a regulated market in the Netherlands. The launch of ICE Endex in conjunction with Gasunie expands the Company’s ability to serve participants in the continental European natural gas and power markets.

The ICE Endex preliminary purchase price was allocated to the net tangible and identifiable intangible assets based on the estimated fair value of those assets as of March 26, 2013. The preliminary net tangible and identifiable intangible assets acquired were $42.9 million. The Company has recorded intangible assets of $52.0 million for exchange traded contracts, which have been assigned an indefinite life, $912,000 for customer relationships, which have been assigned a 15-year useful life, and $195,000 in other intangible assets. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $23.9 million and was recorded as goodwill. The allocation of the purchase price will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities. The goodwill amount was allocated to the futures reporting unit for purposes of impairment testing. The Company estimated that none of the goodwill acquired in the acquisition will be deductible for tax purposes as it was a nontaxable transaction.

As part of the ICE Endex purchase agreement, Gasunie has a put option to sell to the Company (and the Company has a call option to purchase from Gasunie) its entire stake at fair market value provided that the fair value falls between a stated cap and floor. Since the likelihood of redemption in the future is probable, the Company has recorded the full redemption value of $15.2 million as of March 31, 2013 as mezzanine equity and classified the related balance as “Redeemable Noncontrolling Interest” in the accompanying consolidated balance sheet.

The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K., Dutch and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The Company did not recognize any impairment losses on goodwill or other intangible assets during the three months ended March 31, 2013 and 2012.

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

During December 2012, the Company borrowed $295.0 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions, leaving $1.8 billion available for borrowings as of December 31, 2012. Of the $295.0 million that was borrowed, $199.5 million was repaid during the three months ended March 31, 2013, with the remaining amount scheduled to be repaid by the end of the third quarter of 2013. As of March 31, 2013, $2.0 billion is available for borrowing under the Revolving Facility and when the remaining $95.5 million is repaid, the full amount of $2.1 billion will be available for borrowing. The $95.5 million outstanding under the Revolving Facility has a stated interest rate of 1.58% per annum as of March 31, 2013, including the applicable margin rate.

As of March 31, 2013, the Company has a LIBOR-rate loan with a stated interest rate of 1.58% per annum related to $415.0 million that remains outstanding under the Term Loan Facility. The Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, which was $2.0 billion as of March 31, 2013, multiplied by an applicable margin rate. The applicable margin rate was 0.225% as of March 31, 2013.

Simultaneous with entering into the Credit Facilities on November 9, 2011, the Company also entered into a note purchase agreement with various institutional investors providing for the sale of $400.0 million aggregate principal amount of Company senior notes, consisting of $200.0 million of the Company’s 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200.0 million of the Company’s 4.69% Senior Notes, Tranche B, due November 9, 2021 (collectively, the “Senior Notes”).

6.	Stock-Based Compensation

The Company currently sponsors employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $15.0 million and $14.2 million for the three months ended March 31, 2013 and 2012, respectively. The following is a summary of stock options for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2012	933,953	$85.07
Granted	148,717	129.36
Exercised	(72,365)	50.67

Outstanding at March 31, 2013	1,010,305	94.05

Details of stock options outstanding as of March 31, 2013 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	1,010,305	$94.05	5.8	$71,846
Exercisable	772,469	$85.16	4.7	$62,303

The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $7.3 million and $11.4 million, respectively. As of March 31, 2013, there were $9.1 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years as the stock options vest.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the three months ended March 31, 2013 and 2012, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

	Three Months Ended March 31,
Assumptions	2013	2012
Risk-free interest rate	0.53%	0.57%
Expected life in years	4.0	4.0
Expected volatility	37%	42%
Expected dividend yield	0%	0%
Estimated weighted-average fair value of options granted per share	$38.41	$36.96

The risk-free interest rate is based on the zero-coupon U.S. Treasury yield curve in effect at the time of grant. The expected life computation is derived from historical exercise patterns and anticipated future patterns. Expected volatilities are based on historical volatility of the Company’s stock.

In January 2013, the Company reserved a maximum of 449,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2013. These restricted shares are also subject to a market condition that could reduce the number of shares that are granted above certain performance targets if the Company’s 2013 total shareholder return falls below the 2013 return of the S&P 500 Index and if the Company achieved an above “target” financial performance level threshold. If the Company’s 2013 total shareholder return were to fall below the 2013 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above certain performance targets, depending on the difference in the aforementioned returns. The grant date was January 11, 2013, which was the date when the Company and the employees reached a mutual understanding of award terms. January 1, 2013 is the service inception date as that is the beginning of the performance period and is the date when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $56.1 million if the maximum financial performance target is met and 449,420 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $28.0 million if the target financial performance is met and 224,710 shares vest. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2013 actual financial performance as compared to the 2013 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement. As of March 31, 2013, the Company determined that it is probable that the target financial performance level will be met for 2013. Based on this assessment as of March 31, 2013, the Company recorded non-cash compensation expense of $4.4 million for the three months ended March 31, 2013 related to these shares and the remaining $23.6 million in non-cash compensation expense based on this assessment will be recorded on an accelerated basis over the remaining vesting period, including $12.7 million of which will be recorded over the remainder of 2013.

The following is a summary of the non-vested restricted shares for the three months ended March 31, 2013:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2012	878,086	$113.25
Granted	695,434	128.62
Vested	(361,214)	112.13
Forfeited	(11,346)	120.91

Non-vested at March 31, 2013	1,200,960	122.41

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of March 31, 2013, there were $93.9 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.2 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2013. During the three months ended March 31, 2013 and 2012, the total fair value of restricted stock vested under all restricted stock plans was $50.0 million and $37.9 million, respectively.

7.	Income Taxes

The Company’s effective tax rate was 28% for the three months ended March 31, 2013, compared to 30% for the three months ended March 31, 2012. The effective tax rates for the three months ended March 31, 2013 and 2012 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2012, the United Kingdom reduced the corporate income tax rate from the previously enacted 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. The effective tax rate for the three months ended March 31, 2013 is lower than the effective tax rate for the three months ended March 31, 2012 primarily due to these foreign income tax rate reductions and extended research and development tax credits under the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013.

The Company’s non-U.S. subsidiaries had $1.5 billion in cumulative undistributed earnings as of March 31, 2013. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

8.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of agricultural and financial futures and options contracts traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for every futures and options contract traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America. ICE Clear Europe performs the clearing and settlement for every futures and options contract traded through ICE Futures Europe, for CDS contracts submitted for clearing in Europe and for energy futures and options contracts trading through ICE Futures U.S. TCC offers for clearing certain OTC benchmark treasury futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

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

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract; this allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $44.7 billion as of March 31, 2013, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.3 trillion as of March 31, 2013. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of March 31, 2013.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of March 31, 2013, the ICE Clearing Houses have received or have been pledged $55.7 billion in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $110.0 million and $50.0 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of March 31, 2013, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient.

As of March 31, 2013, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,379,160	$14,910,547	$22,262	$12,293,944	$1,005	$28,606,918
Unsettled variation margin	—	—	519	—	—	519
Guaranty Fund	33,115	2,347,776	11,393	2,580,675	3,770	4,976,729
Performance collateral for delivery	—	33,504	12,774	—	—	46,278

Total	$1,412,275	$17,291,827	$46,948	$14,874,619	$4,775	$33,630,444

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

Of the $17.3 billion total cash deposits for ICE Clear Europe as of March 31, 2013, which are primarily held in U.S. dollars or euros, $10.7 billion relates to futures products and $6.6 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for futures products that is distinct from those associated with cleared OTC European CDS contracts.

The $14.9 billion of ICE Clear Credit cash deposits as of March 31, 2013 primarily represents funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. Of the $17.3 billion of ICE Clear Europe cash deposits as of March 31, 2013, $17.0 billion represent funds invested under reverse repurchase agreements, through two third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large, commercial financial institutions. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, unsettled variation margin, and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of March 31, 2013 and December 31, 2012, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in thousands):

	As of March 31, 2013					As of December 31, 2012
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit
Original margin:
Government securities at face value	$5,809,593	$9,178,979	$57,283	$—	$3,507,192	$5,778,842	$6,384,390	$81,693	$—	$3,959,997
Money market mutual funds	899,203	—	—	—	—	1,027,690	—	—	—	—
Letters of credit	—	1,104,700	4,423	—	—	—	967,500	4,516	—	—
Gold	—	121,467	—	—	—	—	126,464	—	—	—

	As of March 31, 2013					As of December 31, 2012
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	TCC	ICE Clear Credit
Total	$6,708,796	$10,405,146	$61,706	$—	$3,507,192	$6,806,532	$7,478,354	$86,209	$—	$3,959,997

Guaranty Fund:
Government securities at face value	$234,622	$341,867	$17,338	$2,562	$793,879	$250,282	$247,003	$45,664	$2,562	$652,877
Money market mutual funds	15,188	—	—	—	—	20,768	—	—	—	—

Total	$249,810	$341,867	$17,338	$2,562	$793,879	$271,050	$247,003	$45,664	$2,562	$652,877

9.	Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. However, the Company does not believe that the resolution of these matters, including the matter specifically discussed below, will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially and adversely affected by any new developments relating to the legal proceedings and claims.

Beginning in December 2012, twelve complaints were filed in the Chancery Court of the State of Delaware (the “Delaware Actions”) and in the Supreme Court of the State of New York (the “New York Actions”) on behalf of a putative class of NYSE Euronext stockholders challenging the proposed merger. Also, on February 4, 2013, a similar putative stockholder class action complaint was filed by a purported stockholder in the United States District Court for the Southern District of New York.

On January 29, 2013, the Chancery Court consolidated the Delaware Actions and appointed lead plaintiffs and lead counsel. On January 31, 2013, lead plaintiffs filed a consolidated amended complaint. On March 13, 2013, the Chancery Court certified the consolidated Delaware Actions as a class action. The parties completed discovery in the consolidated Delaware Actions on April 12, 2013, and on April 16, 2013, the Delaware plaintiffs filed their opening brief in support of their motion for a preliminary injunction. On May 2, 2013, the Company filed its opposition to plaintiffs’ motion for preliminary injunction. The Chancery Court has set a hearing on plaintiffs’ motion for preliminary injunction for May 10, 2013.

On January 28, 2013, the Supreme Court of the State of New York entered an Order consolidating the New York Actions, and on February 7, 2013, lead plaintiffs filed a consolidated amended complaint in the New York Actions. On March 1, 2013, the New York court denied defendants’ motion to dismiss or stay the New York Actions, which defendants have appealed to the Appellate Division, First Department. Defendants moved for a stay of the action pending appeal and, on March 15, 2013, the New York appeals court granted defendants motion to stay the New York Actions on an interim basis, and adjourned for 60 days the motion for a stay pending appeal. The appeal and stay motion remain pending.

The Company believes that the allegations in the complaints are without merit and it will continue to defend against them vigorously. The Company does not believe that an estimate of a reasonable possible range of loss can currently be made in connection with the above matters given the inherent uncertainty of the matters.

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

In general, the Company uses Level 1 inputs to determine fair value. The Level 1 inputs consist of long-term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. As of March 31, 2013 and December 31, 2012, the fair value of the Company’s $400.0 million Senior Notes is $447.8 million and $424.2 million, respectively, and this fair value is estimated based on quoted prices for those or similar instruments. The fair value of the Company’s other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of March 31, 2013 and December 31, 2012. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of March 31, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$375,678	$—	$—	$375,678

Financial instruments measured at fair value on a recurring basis as of December 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$391,345	$—	$—	$391,345

The Company acquired 31.6 million shares, or 12%, of the common stock of Cetip, S.A. (“Cetip”) for an aggregate consideration of $514.1 million in cash on July 15, 2011. The Company accounts for its investment in Cetip as an available-for-sale investment. The Company’s investment in Cetip was made in and the shares are valued in Brazilian reais. As of March 31, 2013, the fair value of the equity security investment was $375.7 million and was classified as a long-term investment in the Company’s consolidated balance sheet. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The accumulated unrealized loss of $138.4 million as of March 31, 2013 was recorded as a component of accumulated other comprehensive income (loss) and included an unrealized loss of $15.7 million for the three months ended March 31, 2013. The accumulated unrealized loss resulted from $106.3 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from the investment date of July 15, 2011 through March 31, 2013 and by a $32.1 million decrease in the stock price of Cetip through March 31, 2013. The Company evaluated the near-term prospects of Cetip in relation to the severity and duration of the unrealized loss. Based on that evaluation and the Company’s ability and intent to hold this equity security investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired as of March 31, 2013. In making this determination, the Company considered that the share price of the securities and the exchange rate between the reals and the U.S. dollar fluctuates significantly from quarter to quarter and the investment had an accumulated unrealized gain of $9.2 million as recently as of March 31, 2012.

The Company did not use Level 2 or 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of March 31, 2013 and December 31, 2012, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $9.9 million as of March 31, 2013 and December 31, 2012.

11.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$135,442	$147,865

Weighted average common shares outstanding	72,677	72,641

Basic earnings per common share	$1.86	$2.04

Diluted:
Weighted average common shares outstanding	72,677	72,641
Effect of dilutive securities – stock options and restricted shares	498	611

Diluted weighted average common shares outstanding	73,175	73,252

Diluted earnings per common share	$1.85	$2.02

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. During the three months ended March 31, 2013 and 2012, 196,000 and 289,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect because the outstanding stock option exercise prices were greater than the average market price of the common shares during the relevant periods.

12.	Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the sections entitled “Notes to Consolidated Financial Statements”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”, contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 that are based on our present beliefs and assumptions and on information currently available to us. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “targets,” “goal,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These risks and other factors include those set forth in Item 1(A) under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-looking statements and other risks and factors that may affect our performance include, but are not limited to: our business environment and trends in our industry; increasing competition and consolidation in our industry; general economic conditions and conditions in global financial markets; volatility in commodity prices; changes in domestic and foreign laws, regulations, rules or government policy and the corresponding changes to or impact on our business; our ability to identify and effectively pursue acquisitions and strategic alliances and successfully integrate the companies we acquire; our ability to complete the acquisition of NYSE Euronext and to do so in a timely manner, realize the anticipated benefits in a timely manner, and successfully integrate NYSE Euronext’s operations with our business; the success of our clearing houses and our ability to minimize the risks associated with operating multiple clearing houses in multiple jurisdictions; technological developments, including ensuring that the technology we utilize is not vulnerable to security risks; the accuracy of our cost estimates and expectations; our belief that cash flows from operations will be sufficient to service our current levels of debt and fund our working capital needs and capital expenditures for the foreseeable future; our ability to offer additional products and services and leverage our risk management capabilities; maintaining existing market participants and attracting new ones; protecting our intellectual property rights; not violating the intellectual property rights of others; threatened or pending litigation and adverse litigation results; our ability to identify trends and adjust our business to benefit from such trends; and our belief in our electronic platform and disaster recovery system technologies. We caution you not to place undue reliance on these forward-looking statements as they speak only as of the date on which such statements were made, and we undertake no obligation to update any forward-looking statement or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all factors that may affect our business and prospects. Further, management cannot assess the impact of each factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “IntercontinentalExchange”, “ICE”, “we”, “us”, “our”, “our company” and “our business” refer to IntercontinentalExchange, Inc., together with its consolidated subsidiaries. Due to rounding, figures may not sum exactly.

Overview and Our Business Environment

We are a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the-counter, or OTC, markets, derivatives clearing houses and post-trade services. We operate these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit default swaps, or CDS, equity indexes and currency contracts. We offer electronic platforms for the trading of products in both the futures and OTC markets together with clearing services, post-trade processing and market data. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts by offering a range of services to support our participants’ risk management and trading activities.

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

As a result of completed and pending regulatory changes in the United States that offer greater regulatory and operational certainty to futures market participants relative to the swaps market, on October 15, 2012, we transitioned our cleared OTC energy swaps contracts to futures contracts. Our former cleared OTC energy swaps, including North American natural gas, North American power and physical environmental products, are now listed futures contracts at ICE Futures U.S., and continue to be cleared at ICE Clear Europe, in its capacity as a U.S. Derivatives Clearing Organization. ICE Futures U.S.’s current suite of non-energy products continue to be cleared at ICE Clear U.S. Our former cleared OTC global oil and refined products, freight, iron ore and natural gas liquid swaps are now listed futures contracts at ICE Futures Europe, along with our other energy futures contracts, and continue to be cleared at ICE Clear Europe, in its capacity as a U.K. Recognized Clearing House.

Consolidated Financial Highlights

The following information summarizes changes in our consolidated financial performance for the three months ended March 31, 2013 and 2012 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012	Change
Total revenues	$351,897	$365,194	(4%)
Total operating expenses	$151,819	$140,012	8%
Operating income	$200,078	$225,182	(11%)
Operating margin	57%	62%	(5 pts)
Total other expenses, net	$9,262	$10,107	(8%)
Income tax expense	$53,635	$65,296	(18%)
Effective tax rate	28%	30%	(2 pts)
Net income attributable to ICE	$135,442	$147,865	(8%)
Diluted earnings per share attributable to ICE common shareholders	$1.85	$2.02	(8%)
Cash flows from operating activities	$150,254	$185,644	(19%)

•

Consolidated revenues decreased from the comparable period in 2012 primarily due to lower trading volume in our North American natural gas futures and options contracts. See “— Consolidated Revenues — Transaction and Clearing Fees, net” below.

•

Consolidated operating expenses increased from the comparable period in 2012 primarily due to a $14.4 million increase in our consolidated acquisition-related transaction costs expenses and a $3.8 million increase in our consolidated rent and occupancy expenses. See “— Consolidated Operating Expenses” below.

•

Excluding items that are not reflective of our core business performance, net of taxes, consolidated net income attributable to ICE for the three months ended March 31, 2013 would have been $148.8 million and the diluted earnings per share attributable to ICE common shareholders for the three months ended March 31, 2013 would have been $2.03. See “—Non-GAAP Financial Measures” below.

Pending and Completed Acquisitions

On December 20, 2012, we announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Under the agreement, which was amended and restated on March 19, 2013, we will acquire NYSE Euronext under a newly formed holding company, IntercontinentalExchange Group, Inc., or ICE Group. Following successive merger transactions, we and NYSE Euronext will become wholly owned subsidiaries of ICE Group. The transaction, which was approved by the boards of directors of both companies, is currently valued at approximately $9.5 billion, based on the closing price of our stock on April 26, 2013. The final purchase price will be based on the actual market price per share of ICE common stock on the closing date of the acquisition. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

Under the terms of the agreement, each share of our common stock owned by a stockholder of ICE will be converted into the right to receive one share of ICE Group common stock and each share of NYSE Euronext common stock owned by a NYSE Euronext stockholder (except for excluded and dissenting shares) will be converted into the right to receive 0.1703 of a share of ICE Group common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election, NYSE Euronext stockholders will have the right to make either a cash election to receive $33.12 in cash, or a stock election to receive 0.2581 of a share of ICE Group common stock, for each of their NYSE Euronext shares. Both the cash election and the stock election are subject to the adjustment and proration procedures set forth in the agreement to ensure that the total amount of cash paid, and the total number of shares of ICE Group common stock issued, are equal to the total amount of cash and number of shares that would have been paid and issued if all of the NYSE Euronext stockholders received the standard election amount. It is anticipated that our stockholders and NYSE Euronext stockholders will hold approximately 64% and 36%, respectively, of the issued and outstanding shares of ICE Group common stock immediately after completion of the acquisition. If the acquisition is completed, it is currently estimated that payment of the stock portion of the acquisition consideration to the NYSE Euronext stockholders will require us to issue or reserve for issuance approximately 42.5 million shares of ICE Group common stock in connection with the acquisition and that the maximum cash consideration required to be paid for the cash portion of the acquisition consideration will be approximately $2.7 billion. We will pay the cash portion of the acquisition consideration from cash on hand and borrowing under our revolving credit facility. The acquisition is expected to close during the second half of 2013, subject to regulatory approvals, approval by stockholders of both companies and customary closing conditions.

On March 26, 2013, we acquired 79% of the derivatives and spot gas business of former APX-ENDEX. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake. The launch of ICE Endex followed the demerger of energy exchange APX-ENDEX into two separate entities, a spot power and clearing entity and a derivatives and spot gas entity, which was completed on March 1, 2013. ICE Endex is based on the derivatives and spot gas business of former APX-ENDEX. ICE Endex will offer a liquid, transparent and accessible continental European trading hub for natural gas and power derivatives, gas balancing markets and gas storage services, including the Title Transfer Facility (TTF) Virtual Trading Point in the Netherlands, the UK On-the-Day Commodity Market (OCM) and the Belgian Zeebrugge Trading Point (ZTP). The trade execution and clearing of ICE Endex derivatives products is expected to transition to our trading platform and to ICE Clear Europe, respectively, in the second half of 2013, subject to regulatory approval. ICE Endex is based in Amsterdam and one of its subsidiaries retains a license to operate a regulated market in the Netherlands. The launch of ICE Endex in conjunction with Gasunie expands our ability to serve participants in the continental European natural gas and power markets. We will bring our experience in the regulated North American and U.K. natural gas markets to grow liquidity and transparency for natural gas hubs in continental Europe.

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

On March 8, 2013, the Securities and Exchange Commission, or SEC, granted temporary conditional approval to select ICE Clear Credit clearing participants to engage in portfolio margining of index CDS (CDS based upon an index of corporate issuers) and single name CDS. Portfolio margining allows the netting of positions and thus offers margin efficiencies between correlated index and single name CDS. However, the SEC’s temporary conditional approval requires clearing participants to collect margin at least 200% (or 150%, with respect to customers that present “virtually no credit risk”) of the existing margin requirements calculated under the ICE Clear Credit portfolio margin methodology. This additional margin requirement applies only to clients (or “buy-side” customers) and does not apply to clearing members, and the excessive costs imposed may prevent clients from clearing single name CDS.

On April 1, 2013, the United Kingdom formally split the current unitary regulator, the Financial Services Authority, or FSA, into a consumer protection and markets agency known as the Financial Conduct Authority, or FCA, and a prudential agency, known as the Prudential Regulatory Authority, or PRA (a subsidiary of the Bank of England). Further, the supervision of central counterparties moved from the FSA to the Bank of England. As a result of these changes, ICE Futures Europe will be supervised by the markets division of the FCA and ICE Clear Europe will be supervised in the United Kingdom by the Bank of England.

The European Union has also adopted new legislation on OTC derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. In general, EMIR will require, among other things, OTC and exchange-traded derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts, and more stringent prudential, operational and business requirements for clearing houses. The final form of the legislation was enacted in August 2012, and secondary legislation to enact the legislation became effective on March 15, 2013. Under EMIR, clearing houses that are currently providing clearing services in the European Union will need to apply for authorization or recognition by their home state regulator (in consultation with other European Union regulatory bodies, including the European Securities and Markets

Authority) within six months after the entry into force of the relevant regulatory technical standards (Autumn 2013). EMIR may also require clearing houses to require margin to cover a futures position for two days. Currently, ICE Clear Europe requires margin to cover a futures position for one day. Moving to a two day margin regime for futures would increase margin requirements for market participants and could make clearing in Europe less attractive for market participants, subject to the final rules.

Eleven European countries (including France and Germany, but excluding the United Kingdom) have proposed to adopt a tax on financial transactions. The tax as initially drafted would be imposed on transactions involving one or more financial institutions in financial instruments, at a minimum rate of 0.1% (or 0.01% for derivatives). If enacted, the tax would apply to transactions where at least one of the parties is established in a participating country and at least one financial institution with a relevant connection to the transaction is established in a participating country. To be enacted, the financial transaction tax would have to receive unanimous approval from the eleven proposing states and is subject to review by the European Parliament. Given the possible extraterritorial application of the tax, if enacted this tax could be assessed on transactions on our exchanges and clearing houses that involve participants from the member countries that have adopted the tax.

For additional information regarding the regulations affecting our business, see Item 1 “Business — Regulation” and Item 1(A) “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Form 10-K, as filed with the SEC on February 6, 2013.

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

Consolidated Revenues

The following table presents our consolidated revenues (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options contracts	$50,842	$70,794	(28)%
ICE Brent Crude futures and options contracts	57,322	50,198	14
ICE Gasoil futures and options contracts	25,055	25,051	—
North American power futures and options contracts	18,075	22,261	(19)
Sugar futures and options contracts	21,651	21,495	1
ICE emission futures and options contracts	16,700	15,722	6
Russell Index futures and options contracts	6,814	8,079	(16)
Other futures and options contracts	58,559	54,113	8
Credit default swaps contracts	33,346	39,825	(16)
Other	11,351	14,534	(22)

Total transaction and clearing fees, net	299,715	322,072	(7)
Market data fees	40,898	36,386	12
Other	11,284	6,736	68

Total revenues	$351,897	$365,194	(4)%

In connection with the transition of the cleared OTC energy swaps contracts to futures contracts on October 15, 2012, the cleared OTC North American natural gas, cleared OTC North American power and cleared OTC Global oil and other contracts have been transitioned to futures and options contracts and the prior periods presentation of revenues and volumes have been reclassified to conform to this presentation.

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

North American natural gas futures and options volumes decreased 30% for the three months ended March 31, 2013 from the comparable period in 2012, primarily due to significantly reduced volatility and continued lower price levels, which produced muted trading activity in comparison to the record volume levels established during the three months ended March 31, 2012. Contract volume in our North American natural gas markets increased 52% to 112.8 million contracts traded during the three months ended March 31, 2012 from the comparable period in 2011 primarily due to increased price volatility during the three months ended March 31, 2012. Higher volatility in the first quarter of 2012 was due in part to changes in expectations for natural gas inventories as the winter heating season progressed and the changing expectations for supply based on shale gas discoveries.

North American power futures and options revenues decreased 19% for the three months ended March 31, 2013, from the comparable period in 2012. North American power futures and options volumes increased 50% during this same period of time primarily due to growth in smaller sized power contracts, which have a lower rate per contract than the full sized North American power contracts. Of the 33.9 million North American power futures and options contracts traded during the three months ended March 31, 2013, 32.7 million contracts, or 96%, represented smaller sized power contracts, which have a lower rate per contract than full sized North American power contracts, compared to 88% of the volume representing smaller sized contracts during the three months ended March 31, 2012. Volume in the larger North American power contracts decreased primarily due to lower volatility on absolute price levels that remained low, along with muted economic activity levels, which resulted in lower power production and consumption during the three months ended March 31, 2013. In addition, uncertainty related to financial reform, specifically rules relating to swaps markets, impacted North American natural gas and power contract volumes during the three months ended March 31, 2013.

Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinational companies, to price and hedge their crude oil production. Market participants are increasingly relying on the Brent North Sea contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. During the three months ended March 31, 2013, the shift toward the ICE Brent Crude contract as the global light sweet crude benchmark continued and customers increasingly traded the ICE Brent Crude contract relative to the ICE WTI Crude contract, which serves as the U.S. oil benchmark. Brent crude volume also increased due to growth in ICE Brent Crude options volume. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 57% and 52% market share of the global oil futures contracts trading for the three months ended March 31, 2013 and 2012, respectively.

Emissions futures and options revenues increased 6% for the three months ended March 31, 2013, compared to the same period in 2012, while at the same time the related volumes increased 29% for the three months ended March 31, 2013, compared to the same period in 2012. The revenues increase during the three months ended March 31, 2013 was lower than the volume increase primarily related to an increase in the rebates during the three months ended March 31, 2013. Trading volumes increased as there was greater volatility during the three months ended March 31, 2013 versus the comparative period, combined with the introduction of emissions auctions which produced increased trading activity. During the three months ended March 31, 2012, trading in daily emissions contracts was suspended; however, these contracts were reintroduced in December 2012 which also contributed to the increase in emissions volumes.

The increase in other futures and options contract revenues is primarily due to increased trading volumes in our global oil and refined products, Dutch natural gas, WTI Crude oil, natural gas liquids, RBOB gasoline, cotton, coffee, and cocoa contracts. Our global oil and refined products contract revenues were $15.2 million and $14.1 million for the three months ended March 31, 2013 and 2012, respectively, with the increase primarily due to the introduction of global oil and refined product futures as demand for clearing rose.

CDS trade execution revenues were $17.7 million and $23.5 million for the three months ended March 31, 2013 and 2012, respectively. CDS clearing revenues were $15.6 million and $16.3 million for the three months ended March 31, 2013 and 2012, respectively. The notional value of the underlying CDS traded in our OTC markets was $256 billion and $365 billion for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, we cleared $2.4 trillion and $3.0 trillion, respectively, of CDS notional value. Trading and clearing volumes in the broader CDS market were lower primarily due to lower volatility, lower rates resulting in fewer defaults and regulatory uncertainty leading up to the implementation of regulatory reforms, including mandatory clearing and Basel III.

Other transaction and clearing fees primarily relate to OTC bilateral commissions, brokered energy commissions, licensed revenues and electronic trade confirmation fees, and the decrease primarily relates to decreased trading volume in our OTC physical gas bilateral markets.

Our transaction and clearing fees are presented net of rebates. We recorded rebates of $98.4 million and $97.7 million for the three months ended March 31, 2013 and 2012, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate.

Average Daily Trading and Clearing Revenues and Futures Rate per Contract Data

The following table presents average daily trading and clearing revenues, as well as futures rate per contract (dollars in thousands, except rate per contract amounts):

	Three Months Ended March 31,
	2013	2012	Change
Average daily trading and clearing revenues:
Energy futures average daily exchange and clearing revenues	$3,369	$3,492	(4)%
Agricultural and financial futures average daily exchange and clearing revenues	881	825	7
Global CDS OTC average daily commission and clearing revenues	556	642	(13)
Other average daily commission revenues	189	235	(19)

Total average daily trading and clearing revenues	$4,995	$5,194	(4)%

Futures rate per contract:
Energy futures and options rate per contract	$ 1.05	$ 1.04	1%
Agricultural commodity futures and options rate per contract	$ 2.59	$ 2.56	1%
Financial futures and options rate per contract	$ 1.02	$ 0.93	10%

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

We earn user and license revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the three months ended March 31, 2013 and 2012, we recognized $17.5 million and $15.3 million, respectively, in user and license revenues from data vendors. The increases in the user and license revenues relate to increases in the number of users, the introduction of new user fees and increases in the fees charged per user. During the three months ended March 31, 2013 and 2012, we recognized $20.0 million and $17.6 million, respectively, in market data access fees. We charge a market data access fee for access to our electronic platform and the increase primarily relates to an increase in the market data fees, which became effective on January 1, 2013, and an increase in the number of users.

Other Revenues

Other revenues relates to various fees and services provided to customers, including connectivity fees, ICE Chat subscription fees, WhenTech subscription fees, agricultural grading fees, agricultural certification fees, regulatory penalties and fines, and interest income on certain clearing margin deposits. The increase in other revenues for the three months ended March 31, 2013, from the comparable period in 2012, is primarily due to revenues that we recorded following the WhenTech acquisition in September 2012, a reduction in the net interest paid to clearing members for their cash margin deposits at ICE Clear Europe and an increase in cotton certification fees associated with our increased cotton volume. The interest paid to clearing members is recorded as a reduction to other revenues. Effective January 1, 2013, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits.

Trading Volumes and Open Interest Data

The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Three Months Ended March 31,
	2013	2012	Change
Number of contracts traded:
North American natural gas futures and options	78,946	112,751	(30)%
ICE Brent Crude futures and options	41,644	36,910	13
ICE Gasoil futures and options	16,905	16,864	—
North American power futures and options	33,914	22,562	50
Sugar futures and options	8,470	8,476	—

	Three Months Ended March 31,
	2013	2012	Change
ICE emission futures and options	2,672	2,068	29
Russell Index futures and options	6,973	8,961	(22)
Other futures and options	28,888	26,051	11

Total	218,412	234,643	(7)%

Futures average daily volume	3,640	3,784	(4)%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. As of March 31, 2013, open interest of $1.5 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.7 trillion as of March 31, 2012. The following table presents our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of March 31,		Change
	2013	2012
Open interest – in contracts:
North American natural gas futures and options	29,022	32,565	(11)%
ICE Brent Crude futures and options	2,764	1,987	39
ICE Gasoil futures and options	692	561	24
North American power futures and options	40,238	23,484	71
Sugar futures and options	1,295	1,311	(1)
ICE emission futures and options	1,414	1,187	19
Russell Index futures and options	411	401	3
Other futures and options	6,408	4,749	35

Total	82,244	66,245	24%

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Compensation and benefits	$66,214	$68,076	(3)%
Technology and communication	10,780	11,702	(8)
Professional services	7,472	9,402	(21)
Rent and occupancy	8,262	4,462	85
Acquisition-related transaction costs	17,900	3,463	417
Selling, general and administrative	9,025	10,924	(17)
Depreciation and amortization	32,166	31,983	1

Total operating expenses	$151,819	$140,012	8%

Our employee headcount increased from 1,032 employees as of March 31, 2012 to 1,105 employees as of March 31, 2013, an increase of 7%, primarily due to the hiring of new employees for clearing, technology and compliance operations, and due to acquisitions over the last year. The decrease in our consolidated compensation and benefits expenses was primarily due to a decrease in our broker bonus accruals for the three months ended March 31, 2013, from the comparable period in 2012, due to the reduced Creditex CDS financial performance for the three months ended March 31, 2013 from the comparable period in 2012, and increased employee termination costs. These decreases were partially offset by employee headcount increases and increases in our non-cash compensation expenses. We incurred employee termination costs of $1.7 million and $526,000 for the three months ended March 31, 2013 and 2012, respectively, with the employee terminations during 2013 primarily relating to our closure of the ICE Futures U.S. open outcry trading floor and other terminations that occurred at Creditex. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $15.0 million and $14.2 million for the three months ended March 31, 2013 and 2012, respectively, with the increase primarily relating to a greater number of employees receiving non-cash awards due to the headcount increases.

The decrease in our consolidated professional services expenses is primarily due to costs incurred during the three months ended March 31, 2012 relating to regulatory matters, including costs relating to the Dodd-Frank Act. The increase in our consolidated rent and occupancy expenses is primarily due to duplicate rent expenses of $3.3 million in New York City as we are consolidating multiple existing locations into a combined location. See “— Non-GAAP Financial Measures” below. The decrease in our consolidated selling, general and administrative expenses is primarily due to costs related to certain liabilities associated with taxes other than income taxes that were recorded during the three months ended March 31, 2012.

We incurred consolidated acquisition-related transaction costs during the three months ended March 31, 2013 primarily relating to our pending acquisition of NYSE Euronext and the closed acquisition of ICE Endex. See “— Non-GAAP Financial Measures” below. We incurred consolidated acquisition-related transaction costs during the three months ended March 31, 2012 relating to various potential acquisitions. These acquisition-related transaction costs primarily consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms and other external costs directly related to the proposed or closed transactions.

We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $16.6 million and $17.4 million for the three months ended March 31, 2013 and 2012, respectively. We recorded depreciation expenses on our fixed assets of $15.6 million and $14.6 million for the three months ended March 31, 2013 and 2012, respectively. Depreciation expenses increased primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software. See “— Cash Flow — Investing Activities” below.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) and our net income attributable to noncontrolling interest (dollars in thousands):

	Three Months Ended March 31,
	2013	2012	Change
Other income (expense):
Interest and investment income	$727	$240	203%
Interest expense	(9,920)	(10,068)	(1)
Other expense, net	(69)	(279)	(75)

Total other expense, net	($9,262)	($10,107)	(8)%

Net income attributable to noncontrolling interest	($1,739)	($1,914)	(9)%

We incurred foreign currency transaction losses of $803,000 and $1.4 million for the three months ended March 31, 2013 and 2012, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods. Also included in other income (expense) is dividend income relating to our Cetip, S.A., or Cetip, investment, which was $1.1 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as noncontrolling interests. As of December 31, 2012, noncontrolling interest related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners held a 45.5% net profit sharing interest. During the three months ended March 31, 2013, we purchased 3% of the net profit sharing interest in our CDS clearing subsidiaries from various non-ICE limited partners and the remaining non-ICE limited partners hold a 42.5% net profit sharing interest as of March 31, 2013.

Income Tax Provision

Consolidated income tax expense was $53.6 million and $65.3 million for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was 28% and 30% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rates for the three months ended March 31, 2013 and 2012 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2012, the United Kingdom reduced the corporate income tax rate from the previously enacted 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. The effective tax rate for the three months ended March 31, 2013 is lower than the effective tax rate for the three months ended March 31, 2012 primarily due to these foreign income tax rate reductions and extended research and development tax credits under the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013.

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

	Three Months Ended,
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options contracts	$50,842	$47,007	$47,771	$55,628	$70,794
ICE Brent Crude futures and options contracts	57,322	49,042	55,393	58,875	50,198
ICE Gasoil futures and options contracts	25,055	23,295	24,789	24,022	25,051
North American power futures and options contracts	18,075	20,307	17,698	20,241	22,261
Sugar futures and options contracts	21,651	14,085	20,448	24,472	21,495
ICE emission futures and options contracts	16,700	20,424	16,476	14,059	15,722
Russell Index futures and options contracts	6,814	7,243	7,199	8,275	8,079
Other futures and options contracts	58,559	49,588	45,616	53,789	54,113
Credit default swaps contracts	33,346	35,625	32,934	36,099	39,825
Other	11,351	10,522	10,853	11,348	14,534

Total transaction and clearing fees, net	299,715	277,138	279,177	306,808	322,072
Market data fees	40,898	37,285	35,947	37,171	36,386
Other	11,284	8,948	8,063	7,234	6,736

Total revenues	351,897	323,371	323,187	351,213	365,194

Operating expenses:
Compensation and benefits	66,214	56,556	61,820	64,700	68,076
Technology and communication	10,780	11,229	11,073	11,760	11,702
Professional services	7,472	7,404	7,813	8,526	9,402
Rent and occupancy	8,262	4,785	5,167	4,915	4,462
Acquisition-related transaction costs	17,900	9,365	2,285	4,246	3,463
Selling, general and administrative	9,025	8,119	8,114	9,542	10,924
Depreciation and amortization	32,166	33,547	32,864	32,108	31,983

Total operating expenses	151,819	131,005	129,136	135,797	140,012

Operating income	200,078	192,366	194,051	215,416	225,182
Other expense, net	9,262	8,972	9,392	8,852	10,107
Income tax expense	53,635	50,841	50,552	61,266	65,296

Net income	$137,181	$132,553	$134,107	$145,298	$149,779

Net income attributable to noncontrolling interest	(1,739)	(3,081)	(3,025)	(2,141)	(1,914)

Net income attributable to ICE	$135,442	$129,472	$131,082	$143,157	$147,865

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

Under the terms of our announcement to acquire 100% of NYSE Euronext in a stock and cash transaction, we expect to pay a maximum cash consideration of approximately $2.7 billion and issue a maximum aggregate number of shares of ICE Group common stock of approximately 42.5 million shares to the NYSE Euronext stockholders. The mix of the approximately $9.5 billion acquisition consideration is approximately 71% shares and 29% cash, based on the closing price of our stock as of April 26, 2013. The cash transaction consideration will be funded by cash on hand and up to $1.8 billion of borrowing under our revolving credit facility. The acquisition is expected to close during the second half of 2013, subject to regulatory approvals and approval by stockholders of both companies. Subsequent to or in connection with the closing of the acquisition of NYSE Euronext, we plan to issue new debt to refinance and restore the majority of the $1.8 billion borrowed under our revolving credit facility and to extend the term of the debt.

Consolidated cash and cash equivalents were $1.4 billion and $1.6 billion as of March 31, 2013 and December 31, 2012, respectively. We had $375.7 million and $391.3 million in long-term investments as of March 31, 2013 and December 31, 2012, respectively, and $297.2 million and $249.7 million in short-term and long-term restricted cash as of March 31, 2013 and December 31, 2012, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash that is not available for general use, either due to regulatory requirements or through restrictions in specific agreements, is classified as restricted cash.

As of March 31, 2013, the amount of unrestricted cash held by our non-U.S. subsidiaries was $241.7 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate earnings from our non-U.S. subsidiaries.

As of March 31, 2013, $450.0 million remains available for further repurchases under our stock repurchase program. We did not repurchase any shares of our common stock on the open market during the three months ended March 31, 2013. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any future repurchases is at the discretion of our management and will depend upon market conditions, our stock price and our strategic plans at that time. We may discontinue our stock repurchases at any time.

Cash Flow

The following tables present the major components of net increases (decreases) in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$150,254	$185,644
Investing activities	(116,215)	(15,873)
Financing activities	(252,441)	(25,824)
Effect of exchange rate changes	(2,957)	1,489

Net (decrease) increase in cash and cash equivalents	$(221,359)	$145,436

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $35.4 million decrease in net cash provided by operating activities for the three months ended March 31, 2013, from the comparable period in 2012, is primarily due to the $12.6 million decrease in our net income for the three months ended March 31, 2013, from the comparable period in 2012, and to fluctuations in working capital and the current income tax provision.

Investing Activities

Consolidated net cash used in investing activities for the three months ended March 31, 2013 and 2012 primarily relates to cash paid for acquisitions, increases in the restricted cash balances, capitalized software development costs and capital expenditures. We paid cash for acquisitions, net of cash acquired, of $44.0 million for the three months ended March 31, 2013 relating to our acquisition of ICE Endex. We had net increases in restricted cash of $47.5 million and $700,000 for the three months ended March 31, 2013 and 2012, respectively, with the 2013 increase primarily relating to increases in the regulatory capital of ICE Futures Europe and ICE Clear Europe primarily due to adjustments to the regulatory capital calculations during February 2013 to no longer allow for certain deductions in the calculations of the six months of operating expenditures. We had capitalized software development expenditures of $9.1 million and $8.6 million for the three months ended March 31, 2013 and 2012, respectively, and we had capital expenditures of $15.5 million and $6.5 million for the three months ended March 31, 2013 and 2012, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and, for the three months ended March 31, 2013, leasehold improvements associated with the new office space in New York City.

Financing Activities

Consolidated net cash used in financing activities for the three months ended March 31, 2013 relates to $222.0 million in repayments under the credit facilities, $19.6 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $10.4 million in purchases of subsidiary shares from noncontrolling interests. Consolidated net cash used in financing activities for the three months ended March 31, 2012 relates to $12.5 million in repayments under the credit facilities and $14.0 million in cash payments related to treasury shares received for restricted stock tax payments. See “— Loan Agreements” below for a discussion of the repayments under the credit facilities.

Loan Agreements

On November 9, 2011, we entered into aggregate $2.6 billion senior unsecured credit facilities, or the Credit Facilities. The Credit Facilities include an option for us to propose an increase in the aggregate amount available by $400.0 million during the term of the Credit Facilities. The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. On November 9, 2011, $487.5 million of the Term Loan Facility was borrowed. As of March 31, 2013, we have a LIBOR-rate loan with a stated interest rate of 1.58% per annum related to the $415.0 million that remains outstanding under the Term Loan Facility. The Credit Facilities mature on November 9, 2016.

During December 2012, we borrowed $295.0 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions, leaving $1.8 billion available for borrowing as of December 31, 2012. Of the $295.0 million that was borrowed, $199.5 million was repaid by March 31, 2013, with the remaining amount scheduled to be repaid by the end of the third quarter of 2013. When the remaining $95.5 million is repaid in the future, the full amount of $2.1 billion will be available for borrowing under the Revolving Facility. Of the amounts available under the Revolving Facility: (i) $150.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., (iv) $3.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada, and (v) the remainder, plus any portion of the proceeds no longer necessary to be reserved for the foregoing purposes, are available to us to use for working capital and general corporate purposes. From time to time, we may agree to provide additional liquidity to our subsidiaries to meet regulatory capital requirements, general corporate purposes or short term liquidity needs.

Simultaneous with entering into the Credit Facilities on November 9, 2011, we also entered into a note purchase agreement, or the Note Purchase Agreement, with various institutional investors. The Note Purchase Agreement provided for the sale of $400.0 million aggregate principal amount of our senior notes, consisting of $200.0 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018, or the Series A Notes, and $200.0 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or the Series B notes, and collectively with the Series A notes, the Senior Notes.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, including our acquisition of NYSE Euronext, required technology initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $60.0 million and $70.0 million for the year ended December 31, 2013, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect $20.0 million to $30.0 million in capital expenditures during 2013 on real estate expenditures associated with consolidating multiple existing locations in New York City into a combined location.

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of March 31, 2013. We are obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund and the date for this remaining contribution has not yet been determined.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Clear Credit, ICE Clear U.S. and ICE Clear Canada, and the $95.5 million outstanding under our Revolving Facility, as of March 31, 2013, we have $1.7 billion unrestricted and available under our Credit Facilities for general corporate purposes. When the $95.5 million that is currently outstanding under the Revolving Facility is repaid in the future, it will be available for borrowing again. The Credit Facilities and the Senior Notes are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, such as the NYSE Euronext acquisition, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our debt, working capital needs and capital expenditure requirements for the foreseeable future.

Under the terms of our announcement to acquire 100% of NYSE Euronext in a stock and cash transaction, we have agreed to a maximum cash consideration of approximately $2.7 billion. The cash transaction consideration will be funded by cash on hand and borrowings under our Revolving Facility. The transaction is expected to close during the second half of 2013, subject to regulatory approvals and approvals by stockholders of both companies. Subsequent to or in connection with the closing of the acquisition of NYSE Euronext, we plan to issue new debt to refinance and restore the majority of the $1.8 billion unrestricted amount available under our Revolving Facility and to extend the term of the debt.

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

Adjusted net income attributable to ICE for the three months ended March 31, 2013 presented below is calculated by adding net income attributable to ICE, the adjustments described below, which are not reflective of our core business performance, and the related income tax effect. We are including all of the acquisition-related transaction costs incurred relating to our current acquisition of NYSE Euronext as a non-GAAP adjustment given the size of the deal. We are also including the banker success fee relating to the ICE Endex acquisition and the duplicate rent expenses in New York City, as we are consolidating multiple existing locations into a combined location, as non-GAAP adjustments. The tax effects of these items are calculated by applying specific legal entity and jurisdictional marginal tax rates. The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders for the period presented below (in thousands, except per share amounts):

Three Months Ended March 31, 2013
Net income attributable to ICE	$135,442
Add: NYSE Euronext transaction costs and banker fee relating to ICE Endex acquisition	17,089
Add: Duplicate rent expense	3,348
Less: Income tax benefit effect related to the items above	(7,059)

Adjusted net income attributable to ICE	$148,820

Earnings per share attributable to ICE common shareholders:
Basic	$1.86

Diluted	$1.85

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$2.05

Adjusted diluted	$2.03

Weighted average common shares outstanding:
Basic	72,677

Diluted	73,175

Contractual Obligations and Commercial Commitments

In the first quarter of 2013, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

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

Critical Accounting Policies and Estimates

In the first quarter of 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, long-term investments, short-term and long-term restricted cash, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, long-term investments, short-term and long-term restricted cash and indebtedness. As of March 31, 2013 and December 31, 2012, our cash and cash equivalents, long-term investments and short-term and long-term restricted cash were $2.1 billion and $2.3 billion, respectively, of which $509.1 million and $518.8 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Changes in the Cetip investment, which is recorded as an available-for-sale long-term investment and was recorded in and is held in Brazilian reais, was valued at $375.7 million as of March 31, 2013. Changes in the fair value the Cetip investment are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations, and do not impact earnings. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $2.8 million, assuming no change in the amount or composition of our cash and cash equivalents, long-term investments and short-term and long-term restricted cash.

As of March 31, 2013, we had $910.5 million in outstanding indebtedness, of which $400.0 million relates to the Senior Notes, which bear interest at fixed interest rates. Of the remaining balance outstanding as of March 31, 2013, $415.0 million relates to the Term Loan Facility and $95.5 million relates to the Revolving Facility, both of which bear interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates as of March 31, 2013 would decrease annual pre-tax earnings by $5.1 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Term Loan Facility and Revolving Facility are currently reset on a monthly basis.

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

Of our consolidated revenues, 10% and 11% were denominated in pounds sterling, euros or Canadian dollars for the three months ended March 31, 2013 and 2012, respectively. Of our consolidated operating expenses, 15% and 20% were denominated in pounds sterling, euros or Canadian dollars for the three months ended March 31, 2013 and 2012, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, the pound sterling exchange rate decreased relative to the U.S dollar by 1% and the euro exchange rate increased related to the U.S. dollar by 1%. These changes in the exchange rates resulted in a $297,000 increase in our consolidated revenues and a $220,000 decrease in our consolidated expenses for the three months ended March 31, 2013.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. We had foreign currency transaction losses of $803,000 and $1.4 million for the three months ended March 31, 2013 and 2012, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of March 31, 2013 would result in a foreign currency transaction loss of $5.4 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We entered into foreign currency hedging transactions during the three months ended March 31, 2013 and 2012 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 77% and 72% for the three months ended March 31, 2013 and 2012, respectively.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of March 31, 2013 and December 31, 2012, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $30.4 million and $72.6 million, respectively. The $42.2 million decrease was primarily due to foreign currency translation adjustments relating to a portion of our goodwill and other intangible assets that are allocated to our U.K. subsidiaries, due to a decrease in the pound sterling to the U.S. dollar exchange rate from December 31, 2012 to March 31, 2013.

The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.5694 for the three months ended March 31, 2012 to 1.5535 for the three months ended March 31, 2013. The average exchange rate of the euro to the U.S. dollar increased from 1.3080 for the three months ended March 31, 2012 to 1.3220 for the three months ended March 31, 2013. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar decreased from 1.6176 as of December 31, 2012 to 1.5198 as of March 31, 2013. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.3223 as of December 31, 2012 to 1.2817 as of March 31, 2013. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0036 as of December 31, 2012 to 0.9829 as of March 31, 2013.

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

Refer to Note 9 to our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q for information on legal proceedings that are applicable to us.

Item 1A.     Risk Factors

In the first quarter of 2013, there were no significant changes to our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2012 Form 10-K. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2012 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number		Description of Document

10.1	—	Amended and Restated Agreement and Plan of Merger, dated as of March 19, 2013, by and among NYSE Euronext, IntercontinentalExchange, Inc., IntercontinentalExchange Group, Inc., Braves Merger Sub, Inc. and Baseball Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on March 19, 2013, File No. 001-32671).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: May 8, 2013	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)