Form 10-Q
period 2013-06-30
INTERCONTINENTALEXCHANGE INC
filed 2013-08-06
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, the number of shares of the registrant’s Common Stock outstanding was 72,844,469 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2013

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,457,048	$1,612,195
Short-term investments	36,529	—
Short-term restricted cash and investments	138,297	86,823
Customer accounts receivable, net of allowance for doubtful accounts of $766 and $1,104 at June 30, 2013 and December 31, 2012, respectively	185,784	127,260
Margin deposits and guaranty funds	35,328,089	31,882,493
Prepaid expenses and other current assets	39,459	41,316

Total current assets	37,185,206	33,750,087

Property and equipment, net	164,901	143,392

Other noncurrent assets:
Goodwill	1,932,929	1,937,977
Other intangible assets, net	804,188	798,960
Long-term restricted cash	160,751	162,867
Long-term investments	329,547	391,345
Other noncurrent assets	36,205	30,214

Total other noncurrent assets	3,263,620	3,321,363

Total assets	$40,613,727	$37,214,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$108,948	$70,206
Accrued salaries and benefits	36,266	55,008
Current portion of licensing agreement	19,248	19,249
Current portion of long-term debt	48,824	163,000
Income taxes payable	51,007	29,284
Margin deposits and guaranty funds	35,328,089	31,882,493
Other current liabilities	52,416	26,457

Total current liabilities	35,644,798	32,245,697

Noncurrent liabilities:
Noncurrent deferred tax liability, net	205,406	216,141
Long-term debt	753,971	969,500
Noncurrent portion of licensing agreement	56,098	63,739
Other noncurrent liabilities	59,410	43,207

Total noncurrent liabilities	1,074,885	1,292,587

Total liabilities	36,719,683	33,538,284

Redeemable non-controlling interest	15,169	—

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 80,389 and 79,867 shares issued at June 30, 2013 and December 31, 2012, respectively; 72,842 and 72,474 shares outstanding at June 30, 2013 and December 31, 2012, respectively	804	799
Treasury stock, at cost; 7,547 and 7,393 shares at June 30, 2013 and December 31, 2012, respectively	(737,846)	(716,815)
Additional paid-in capital	1,945,281	1,903,312
Retained earnings	2,797,437	2,508,672
Accumulated other comprehensive loss	(158,448)	(52,591)

Total IntercontinentalExchange, Inc. shareholders’ equity	3,847,228	3,643,377
Non-controlling interest in consolidated subsidiaries	31,647	33,181

Total equity	3,878,875	3,676,558

Total liabilities and equity	$40,613,727	$37,214,842

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Transaction and clearing fees, net	$618,583	$628,880	$318,868	$306,808
Market data fees	81,033	73,557	40,135	37,171
Other	23,890	13,970	12,606	7,234

Total revenues	723,506	716,407	371,609	351,213

Operating expenses:
Compensation and benefits	132,846	132,776	66,632	64,700
Technology and communications	23,197	23,462	12,417	11,760
Professional services	15,587	17,928	8,115	8,526
Rent and occupancy	17,567	9,377	9,305	4,915
Acquisition-related transaction costs	26,314	7,709	8,414	4,246
Selling, general and administrative	17,991	20,466	8,966	9,542
Depreciation and amortization	65,234	64,091	33,068	32,108

Total operating expenses	298,736	275,809	146,917	135,797

Operating income	424,770	440,598	224,692	215,416

Other income (expense):
Interest and investment income	1,422	682	695	442
Interest expense	(19,849)	(19,667)	(9,929)	(9,599)
Other income, net	1,647	26	1,716	305

Total other expense, net	(16,780)	(18,959)	(7,518)	(8,852)

Income before income taxes	407,990	421,639	217,174	206,564
Income tax expense	112,948	126,562	59,313	61,266

Net income	$295,042	$295,077	$157,861	$145,298

Net income attributable to non-controlling interest	(6,277)	(4,055)	(4,538)	(2,141)

Net income attributable to IntercontinentalExchange, Inc.	$288,765	$291,022	$153,323	$143,157

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$3.97	$4.00	$2.11	$1.97

Diluted	$3.94	$3.97	$2.09	$1.95

Weighted average common shares outstanding:
Basic	72,746	72,698	72,812	72,755

Diluted	73,291	73,303	73,405	73,343

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net income	$295,042	$295,077	$157,861	$145,298

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of ($657) and ($855) for the six months ended June 30, 2013 and 2012, respectively and $566 and ($2,002) for the three months ended June 30, 2013 and 2012, respectively	(44,059)	9,697	(1,878)	(10,378)
Change in fair value of available-for-sale securities	(61,798)	(69,925)	(46,131)	(142,051)

Other comprehensive loss	(105,857)	(60,228)	(48,009)	(152,429)

Comprehensive income (loss)	$189,185	$234,849	$109,852	$(7,131)

Comprehensive income attributable to non-controlling interest	(6,277)	(4,055)	(4,538)	(2,141)

Comprehensive income (loss) attributable to IntercontinentalExchange, Inc.	$182,908	$230,794	$105,314	$(9,272)

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income (Loss) from			Non-controlling
	Common Stock		Treasury Stock		Additional		Foreign	Available-	Cash	Interest in
					Paid-in	Retained	Currency	For-Sale	Flow	Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2012	79,247	$792	(6,822)	$(644,291)	$1,829,181	$1,957,096	$44,161	$(62,964)	$(2,450)	$40,816	$3,162,341
Other comprehensive income (loss)	—	—	—	—	—	—	28,453	(59,791)	—	—	(31,338)
Exercise of common stock options	211	3	—	—	7,337	—	—	—	—	—	7,340
Repurchases of common stock	—	—	(417)	(53,290)	—	—	—	—	—	—	(53,290)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(154)	(19,234)	—	—	—	—	—	—	(19,234)
Stock-based compensation	—	—	—	—	57,250	—	—	—	—	—	57,250
Issuance of restricted stock	409	4	—	—	(4)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,540	—	—	—	—	—	8,540
Distributions of profits to non-controlling interests	—	—	—	—	—	—	—	—	—	(11,973)	(11,973)
Purchases of subsidiary shares from non-controlling interest	—	—	—	—	1,008	—	—	—	—	(5,823)	(4,815)
Net income attributable to non-controlling interest	—	—	—	—	—	(10,161)	—	—	—	10,161	—
Net income	—	—	—	—	—	561,737	—	—	—	—	561,737

Balance, December 31, 2012	79,867	799	(7,393)	(716,815)	1,903,312	2,508,672	72,614	(122,755)	(2,450)	33,181	3,676,558
Other comprehensive loss	—	—	—	—	—	—	(44,059)	(61,798)	—	—	(105,857)
Exercise of common stock options	141	1	—	—	9,532	—	—	—	—	—	9,533
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(154)	(21,031)	—	—	—	—	—	—	(21,031)
Stock-based compensation	—	—	—	—	32,732	—	—	—	—	—	32,732
Issuance of restricted stock	381	4	—	—	(4)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	5,015	—	—	—	—	—	5,015
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	—	—	(5,622)	(5,622)
Purchases of subsidiary shares from non-controlling interest	—	—	—	—	(5,306)	—	—	—	—	(2,189)	(7,495)
Net income attributable to non-controlling interest	—	—	—	—	—	(6,277)	—	—	—	6,277	—
Net income	—	—	—	—	—	295,042	—	—	—	—	295,042

Balance, June 30, 2013	80,389	$804	(7,547)	$(737,846)	$1,945,281	$2,797,437	$28,555	$(184,553)	$(2,450)	$31,647	$3,878,875

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$295,042	$295,077

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,234	64,091
Amortization of debt issuance costs	2,049	2,102
Stock-based compensation	29,888	28,303
Deferred taxes	(18,715)	(12,806)
Excess tax benefits from stock-based compensation	(5,013)	(3,733)
Other	226	(109)
Changes in assets and liabilities:
Customer accounts receivable	(57,564)	(37,784)
Prepaid expenses and other current assets	(3,945)	5,105
Noncurrent assets	(6,872)	4,982
Income taxes payable	31,915	17,544
Accounts payable, accrued salaries and benefits, and other accrued liabilities	49,577	2,797

Total adjustments	86,780	70,492

Net cash provided by operating activities	381,822	365,569

Investing activities
Capital expenditures	(31,567)	(15,620)
Capitalized software development costs	(18,388)	(17,404)
Cash paid for acquisitions, net of cash acquired	(49,201)	—
Proceeds from sale of (purchases of) available-for-sale short-term investments	(36,529)	43
Increase in restricted cash and investments	(46,198)	(28,398)

Net cash used in investing activities	(181,883)	(61,379)

Financing activities
Repayments of credit facilities	(329,706)	(25,000)
Excess tax benefits from stock-based compensation	5,013	3,733
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(21,031)	(15,241)
Repurchases of common stock	—	(3,290)
Purchase of subsidiary shares from non-controlling interest	(10,380)	(4,005)
Distributions of profits to non-controlling interest	(5,622)	(7,469)
Proceeds from exercise of common stock options	9,533	5,598
Other	(1,500)	—

Net cash used in financing activities	(353,693)	(45,674)

Effect of exchange rate changes on cash and cash equivalents	(1,393)	553

Net (decrease) increase in cash and cash equivalents	(155,147)	259,069
Cash and cash equivalents, beginning of period	1,612,195	822,949

Cash and cash equivalents, end of period	$1,457,048	$1,082,018

Supplemental cash flow disclosure
Cash paid for income taxes	$92,551	$116,604

Cash paid for interest	$13,266	$14,844

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the counter (“OTC”) markets, derivatives clearing houses and post-trade services. The Company operates these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit derivatives, equity indexes and currency contracts. The Company owns and operates:

•

ICE Futures Europe, which operates as a United Kingdom (“U.K.”) Recognized Investment Exchange for the purpose of price discovery, trading and risk management within the energy and environmental commodity futures and options markets;

•

ICE Futures U.S., Inc. (“ICE Futures U.S.”), which operates as a United States (“U.S.”) Designated Contract Market for the purpose of price discovery, trading and risk management within the agricultural, energy, equity index, credit and currency futures and options markets;

•

ICE Futures Canada, Inc. (“ICE Futures Canada”), which operates as a Canadian derivatives exchange for the purpose of price discovery, trading and risk management within the agricultural futures and options markets;

•	ICE U.S. OTC Commodity Markets, LLC, an OTC exempt commercial market for bilateral energy contracts;

•	Creditex Group Inc. and its subsidiaries, which operate in the OTC credit default swap (“CDS”) trade execution markets; and

•

Five central counterparty clearing houses, including ICE Clear Europe Limited (“ICE Clear Europe”), ICE Clear U.S., Inc. (“ICE Clear U.S.”), ICE Clear Canada, Inc. (“ICE Clear Canada”), ICE Clear Credit LLC (“ICE Clear Credit”) and The Clearing Corporation (“TCC”).

Pending NYSE Euronext Acquisition

In December 2012, the Company announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Under the agreement, which was amended and restated in March 2013, the Company has agreed to acquire NYSE Euronext under a newly formed holding company, IntercontinentalExchange Group, Inc. (“ICE Group”). Following successive merger transactions, the Company and NYSE Euronext will become wholly owned subsidiaries of ICE Group. The transaction is currently valued at $10.6 billion, based on the closing price of the Company’s stock on August 1, 2013. The final purchase price will be based on the actual market price per share of the Company’s stock on the closing date of the acquisition. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

Under the terms of the agreement, each share of the Company’s common stock owned by a stockholder of the Company will be converted into the right to receive one share of ICE Group common stock and each share of NYSE Euronext common stock owned by a NYSE Euronext stockholder (except for excluded and dissenting shares) will be converted into the right to receive 0.1703 of a share of ICE Group common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election, NYSE Euronext stockholders will have the right to make either a cash election to receive $33.12 in cash, or a stock election to receive 0.2581 of a share of ICE Group common stock, for each of their NYSE Euronext shares. Both the cash election and the stock election are subject to the adjustment and proration procedures set forth in the agreement to ensure that the total amount of cash paid, and the total number of shares of ICE Group common stock issued, are equal to the total amount of cash and number of shares that would have been paid and issued if all of the NYSE Euronext stockholders received the standard election amount. It is anticipated that the Company’s stockholders and NYSE Euronext stockholders will hold 64% and 36%, respectively, of the issued and outstanding shares of ICE Group common stock immediately after completion of the acquisition. If the acquisition is completed, it is currently estimated that payment of the stock portion of the acquisition consideration to the NYSE Euronext stockholders will require the Company to issue or reserve for issuance 42.4 million shares of ICE Group common stock in connection with the acquisition and that the cash consideration required to be paid for the cash portion of the acquisition consideration will be $2.7 billion. The Company plans to pay the cash portion of the acquisition consideration from cash on hand and borrowing under the Company’s revolving credit facility (Note 5).

The Company’s shareholders and the NYSE Euronext shareholders both approved the acquisition on June 3, 2013. Further, on June 24, 2013, the Company received an unconditional competition clearance from the European Commission with respect to the acquisition. The transition is still subject to final approval from the Euronext College of Regulators, the U.S. Securities and Exchange

Commission and other national financial regulators, as well as customary closing conditions. The acquisition is expected to close during the second half of 2013.

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the six months and three months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

Recently Adopted and New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The guidance was required to be applied to reporting periods beginning after December 15, 2012. The guidance was adopted by the Company as of January 1, 2013 and this standard did not have a material effect on the Company’s consolidated financial statements.

3.	Short-Term and Long-Term Restricted Cash and Investments

The Company classifies all cash and cash equivalents and investments that are not available for general use by the Company, either due to regulatory requirements or through restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets.

As a Recognized Investment Exchange, ICE Futures Europe is required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of June 30, 2013 and December 31, 2012, this amount for ICE Futures Europe was equal to $36.7 million and $18.1 million, respectively, and such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. As a Recognized Clearing House, ICE Clear Europe is also required by the Bank of England in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of June 30, 2013 and December 31, 2012, this amount for ICE Clear Europe was equal to $74.6 million and $33.7 million, respectively, and such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. The aggregate $59.5 million increase in the regulatory capital of ICE Futures Europe and ICE Clear Europe during the six months ended June 30, 2013 was primarily due to changes to the regulatory capital calculations that were implemented in February 2013 which no longer allow for certain deductions in the calculation of each entity’s six months of operating expenditures.

As a Designated Contract Market, ICE Futures U.S. is required by the Commodity Futures Trading Commission to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents at all times. As of June 30, 2013 and December 31, 2012, this amount for ICE Futures U.S. was equal to $15.6 million and $30.4 million, respectively, and such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. The $14.8 million decrease in the regulatory capital of ICE Futures U.S. during the six months ending June 30, 2013 was primarily due to adjustments to certain expenditures that resulted in higher deductions in the calculation of the six months of operating expenditures.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the six months ended June 30, 2013 (in thousands):

Goodwill balance at December 31, 2012	$1,937,977
Acquisition	23,292
Foreign currency translation	(28,238)
Other activity	(102)

Goodwill balance at June 30, 2013	$1,932,929

The following is a summary of the activity in the other intangible assets balance for the six months ended June 30, 2013 (in thousands):

Other intangible assets balance at December 31, 2012	$798,960
Acquisition	53,105
Foreign currency translation	(14,740)
Amortization of other intangible assets	(33,137)

Other intangible assets balance at June 30, 2013	$804,188

On March 26, 2013, the Company acquired 79% of the derivatives and spot gas business of the energy exchange formerly known as APX-ENDEX. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake. The acquisition followed the demerger of APX-ENDEX into two separate entities, a spot power and clearing entity and a derivatives and spot gas entity. The Company renamed the acquired business ICE Endex and it is based on the derivatives and spot gas business of the former APX-ENDEX. ICE Endex offers a liquid, transparent and accessible continental European trading hub for natural gas and power derivatives, gas balancing markets and gas storage services, including the Title Transfer Facility (TTF) Virtual Trading Point in the Netherlands, the UK On-the-Day Commodity Market (OCM) and the Belgian Zeebrugge Trading Point (ZTP). The trade execution and clearing of ICE Endex derivatives products is expected to transition to the Company’s trading platform and to ICE Clear Europe, respectively, in the second half 2013, subject to regulatory approval. ICE Endex is based in Amsterdam and one of its subsidiaries retains a license to operate a regulated market in the Netherlands. The launch of ICE Endex in conjunction with Gasunie expands the Company’s ability to serve participants in the continental European natural gas and power markets.

The ICE Endex preliminary purchase price was allocated to the net tangible and identifiable intangible assets based on the estimated fair value of those assets as of March 26, 2013. The preliminary net tangible and identifiable intangible assets acquired were $43.4 million. The Company has recorded intangible assets of $52.0 million for exchange traded contracts, which have been assigned an indefinite life, $912,000 for customer relationships, which have been assigned a 15-year useful life, and $195,000 in other intangible assets. The excess of the purchase price over the preliminary net tangible and identifiable intangible assets was $23.3 million and was recorded as goodwill. The allocation of the purchase price will be finalized upon the completion of the fair value analysis of the acquired assets and liabilities. The goodwill amount was allocated to the futures reporting unit for purposes of impairment testing. The Company estimated that none of the goodwill acquired in the acquisition will be deductible for tax purposes as it was a nontaxable transaction.

As part of the ICE Endex purchase agreement, Gasunie has a put option to sell to the Company (and the Company has a call option to purchase from Gasunie) its entire stake at fair market value provided that the fair value falls between a stated cap and floor. Both the call and put option become exercisable two years from the date of closing of the acquisition and expire 5 years from the date of closing. Since the likelihood of redemption in the future is probable, the Company has recorded the full redemption value of $15.2 million as of June 30, 2013 as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheet. Changes in the redemption value of the non-controlling interest are recorded in full as they occur.

The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K., Dutch and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The Company did not recognize any impairment losses on goodwill or other intangible assets during the six or three months ended June 30, 2013 and 2012.

5.	Credit Facilities

Five Year Revolving Facility and Term Loan

In November 2011, the Company entered into aggregate $2.6 billion senior unsecured credit facilities (the “Credit Facilities”). The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). The Credit Facilities mature on November 9, 2016.

During December 2012, the Company borrowed $295.0 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions, leaving $1.8 billion available for borrowings as of December 31, 2012. Of the $295.0 million that was borrowed, $199.5 million was repaid during the three months ended March 31, 2013 and the remaining $95.5 million was repaid during the three months ended June 30, 2013. As of June 30, 2013, the full amount of $2.1 billion is available for borrowing under the Revolving Facility.

As of June 30, 2013, the Company has a LIBOR-rate loan with a stated interest rate of 1.45% per annum related to $402.8 million that remains outstanding under the Term Loan Facility. The Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, which was $2.1 billion as of June 30, 2013, multiplied by an applicable margin rate. The applicable margin rate was 0.175% as of June 30, 2013.

Senior Notes

Simultaneous with entering into the Credit Facilities, the Company also entered into a note purchase agreement with various institutional investors providing for the sale of $400.0 million aggregate principal amount of Company senior notes, consisting of $200.0 million of the Company’s 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200.0 million of the Company’s 4.69% Senior Notes, Tranche B, due November 9, 2021 (collectively, the “Senior Notes”).

One Year Revolving Facility

On July 12, 2013, the Company entered into a new $600.0 million 364 day senior unsecured revolving credit facility (the “364 Day Facility”) pursuant to a Credit Agreement (the “364 Day Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders signatory thereto. The 364 Day Credit Agreement includes an option for the Company to propose an increase in the aggregate amount available by $200.0 million during the term of the 364 Day Facility. The 364 Day Facility may be used for the Company’s working capital and general corporate purposes, including but not limited to, the funding of the possible prepayment of the Senior Notes in connection with the NYSE Euronext acquisition.

Each loan under the 364 Day Facility will, at the option of the Company, bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve-month period. With certain exceptions, the Company may prepay the outstanding loans under the 364 Day Facility, in whole or in part, without premium or penalty.

The 364 Day Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business that are substantially similar to those in the Credit Facilities.

6.	Stock-Based Compensation

The Company currently sponsors employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $29.9 million and $28.3 million for the six months ended June 30, 2013 and 2012, respectively, and $14.9 million and $14.1 million for the three months ended June 30, 2013 and 2012, respectively.

The IntercontinentalExchange, Inc. 2013 Omnibus Employee Incentive Plan (the “Employee Plan”) and the IntercontinentalExchange, Inc. 2013 Omnibus Non-Employee Director Incentive Plan (the “Director Plan”, and together with the Employee Plan, the “Plans”) were adopted by the Company’s board of directors on March 1, 2013 and approved by the Company’s stockholders at the Company’s annual meeting of stockholders held on May 17, 2013. The Plans replace the IntercontinentalExchange, Inc. 2009 Omnibus Incentive Plan (the “2009 Plan”) for awards granted on or after May 17, 2013. There are 4.5 million shares registered under the Employee Plan (3.5 million as specified in the Employee Plan and 1.0 million shares that remained available under the 2009 Plan) and 250,000 shares registered under the Director Plan.

The following is a summary of stock option activity for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2012	933,953	$85.07
Granted	148,717	129.36
Exercised	(141,398)	67.55

Outstanding at June 30, 2013	941,272	94.70

Details of stock options outstanding as of June 30, 2013 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	941,272	$94.70	5.6	$79,120
Exercisable	725,145	$85.96	4.5	$67,505

The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $13.2 million and $14.3 million, respectively, and was $5.9 million and $2.9 million during the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there were $7.8 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years as the stock options vest.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the six months ended June 30, 2013 and 2012, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

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

In January 2013, the Company reserved a maximum of 449,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2013. These restricted shares are also subject to a market condition that could reduce the number of shares that are granted above certain performance targets if the Company’s 2013 total shareholder return falls below the 2013 return of the S&P 500 Index and if the Company achieved an above “target” financial performance level threshold. If the Company’s 2013 total shareholder return were to fall below the 2013 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above certain performance targets, depending on the difference in the aforementioned returns. The grant date was January 11, 2013, which was the date when the Company and the employees reached a mutual understanding of award terms. January 1, 2013 is the service inception date as that is the beginning of the performance period and is the date when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $56.1 million if the maximum financial performance target is met and 449,420 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $28.0 million if the target financial performance is met and 224,710 shares vest. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2013 actual financial performance as compared to the 2013 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement. As of June 30, 2013, the Company determined that it is probable that the target financial performance level will be met for 2013. Based on this assessment as of June 30, 2013, the Company recorded non-cash compensation expense of $8.8 million and $4.4 million for the six and three months ended June 30, 2013, respectively, related to these shares and the remaining $19.2 million in non-cash compensation expense based on this assessment will be recorded on an accelerated basis over the remaining vesting period, including $8.8 million of which will be recorded over the remainder of 2013.

The following is a summary of non-vested restricted share activity for the six months ended June 30, 2013:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2012	878,086	$113.25
Granted	706,488	129.25
Vested	(381,216)	112.60
Forfeited	(22,255)	121.65

Non-vested at June 30, 2013	1,181,103	122.87

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of June 30, 2013, there were $80.9 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 2.0 years as the restricted stock vests. These unrecognized compensation costs assume that a target performance level will be met on the performance-based restricted shares granted in January 2013. During the six months ended June 30, 2013 and 2012, the total fair value of restricted stock vested under all restricted stock plans was $53.4 million and $40.7 million, respectively.

7.	Income Taxes

The Company’s effective tax rate decreased to 28% and 27% for the six and three months ended June 30, 2013, respectively, from 30% for the six and three months ended June 30, 2012. The effective tax rates for the six and three months ended June 30, 2013 and 2012 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2012, the United Kingdom reduced the corporate income tax rate from the previously enacted 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. The effective tax rates for the six and three months ended June 30, 2013 is lower than the effective tax rates for the six and three months ended June 30, 2012 primarily due to these foreign income tax rate reductions, the increase in income from foreign jurisdictions relative to the United States, and extended research and development tax credits under the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013.

The Company’s non-U.S. subsidiaries had $1.7 billion in cumulative undistributed earnings as of June 30, 2013. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

8.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of agricultural and financial futures and options contracts traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America. ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe, for CDS contracts submitted for clearing in Europe, for energy futures and options contracts trading through ICE Futures U.S. and beginning July 1, 2013, for London-based derivatives contracts traded through NYSE Liffe as discussed below. TCC offers for clearing certain OTC benchmark treasury futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

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

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract; this allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $44.9 billion as of June 30, 2013, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.3 trillion as of June 30, 2013. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of June 30, 2013.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of June 30, 2013, the ICE Clearing Houses have received or have been pledged $64.3 billion in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s original margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $110.0 million and $50.0 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of June 30, 2013, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient.

As of June 30, 2013, original margin, unsettled variation margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,351,411	$16,668,551	$20,119	$11,715,472	$1,005	$29,756,558
Unsettled variation margin	—	—	814	—	—	814
Guaranty Fund	35,251	2,778,477	8,897	2,721,598	3,770	5,547,993
Performance collateral for delivery	—	15,598	7,126	—	—	22,724

Total	$1,386,662	$19,462,626	$36,956	$14,437,070	$4,775	$35,328,089

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

In December 2012, the Company and NYSE Euronext announced that ICE Clear Europe and LIFFE Administration and Management entered into a clearing services agreement for ICE Clear Europe to provide clearing services to NYSE Liffe. The completion of the clearing transition for the London-based derivatives market of NYSE Liffe to ICE Clear Europe occurred on July 1, 2013. The clearing transition involved 43 member firms with 75 million contract sides being transferred to ICE Clear Europe, including the transfer and funding of $11.7 billion in original margin and Guaranty Fund deposits to ICE Clear Europe. Of the $11.7 billion in new cash and non-cash original margin and Guaranty Fund deposits at ICE Clear Europe, $3.8 billion in cash deposits were prefunded on or before June 30, 2013, in advance of the transition on July 1, 2013, and are included in ICE Clear Europe’s $19.5 billion total cash deposits presented in the table above as of June 30, 2013.

Of the $19.5 billion total cash deposits for ICE Clear Europe as of June 30, 2013, which are primarily held in U.S. dollars, euros and pounds sterling, $13.5 billion relates to futures and options products and $6.0 billion relates to cleared OTC European CDS contracts. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for futures and options products, which includes the NYSE Liffe products, that is distinct from those associated with cleared OTC European CDS contracts.

The $14.4 billion of ICE Clear Credit cash deposits as of June 30, 2013 primarily represent funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. Of the $19.5 billion of ICE Clear Europe cash deposits as of June 30, 2013, $19.0 billion represent funds invested under reverse repurchase agreements through two third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large commercial financial institutions. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, unsettled variation margin, and the Guaranty Fund, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of June 30, 2013 and December 31, 2012, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in thousands):

	As of June 30, 2013					As of December 31, 2012
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC
Original margin:
Government securities at face value	$5,630,525	$15,878,484	$67,961	$3,756,441	$—	$5,778,842	$6,384,390	$81,693	$3,959,997	$—
Money market mutual funds	904,903	—	—	—	—	1,027,690	—	—	—	—

	As of June 30, 2013					As of December 31, 2012
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC
Letters of credit	—	1,261,501	4,278	—	—	—	967,500	4,516	—	—
Gold	—	90,592	—	—	—	—	126,464	—	—	—

Total	$6,535,428	$17,230,577	$72,239	$3,756,441	$—	$6,806,532	$7,478,354	$86,209	$3,959,997	$—

Guaranty Fund:
Government securities at face value	$245,142	$420,310	$15,677	$690,190	$2,562	$250,282	$247,003	$45,664	$652,877	$2,562
Money market mutual funds	14,868	—	—	—	—	20,768	—	—	—	—

Total	$260,010	$420,310	$15,677	$690,190	$2,562	$271,050	$247,003	$45,664	$652,877	$2,562

9.	Legal Proceedings

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

On January 29, 2013, the Chancery Court consolidated the Delaware Actions and appointed lead plaintiffs and lead counsel. On January 31, 2013, lead plaintiffs filed a consolidated amended complaint. On March 13, 2013, the Chancery Court certified the consolidated Delaware Actions as a class action. The parties completed discovery in connection with plaintiffs’ motion for preliminary injunction in the consolidated Delaware Actions on April 12, 2013. On May 10, 2013, the Chancery Court heard oral argument on plaintiffs’ motion for preliminary injunction, which was denied by the Chancery Court. On June 10, 2013, plaintiffs in the Delaware Actions filed a notice and proposed order of dismissal. By letter dated June 17, 2013, plaintiffs requested that the Chancery Court take no action on the proposed order at this time.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term and long-term restricted cash and investments, short-term and long-term investments, customer accounts receivable, margin deposits and guaranty funds, cost and equity method investments, short-term and long-term debt and other short-term assets and liabilities. The fair value of the Company’s financial instruments are measured based on a three-level hierarchy:

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

In general, the Company uses Level 1 inputs to determine fair value. The Level 1 inputs consist of U.S. Treasury securities and long-term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of June 30, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$99,958	$—	$—	$99,958
Long-term investments in equity securities	329,547	—	—	329,547

Total assets at fair value	$429,505	$—	$—	$429,505

Financial instruments measured at fair value on a recurring basis as of December 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$391,345	$—	$—	$391,345

In May 2013, the Company purchased $100.0 million in U.S. Treasury securities, all of which had maturities of less than one year from the date of purchase. The Company accounts for these securities using the available-for-sale method. Of these securities, $36.5 million are recorded as short-term investments and $63.5 million are recorded as short-term restricted cash and investments in the accompanying consolidated balance sheet as of June 30, 2013 (Note 3).

As of June 30, 2013 and December 31, 2012, the fair value of the Company’s $400.0 million Senior Notes is $420.2 million and $424.2 million, respectively, and this fair value is estimated based on quoted prices for similar instruments. The fair value of the Company’s other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of June 30, 2013 and December 31, 2012. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

The Company acquired 31.6 million shares, or 12%, of the common stock of Cetip, S.A. (“Cetip”) for an aggregate consideration of $514.1 million in cash on July 15, 2011. The Company accounts for its investment in Cetip as an available-for-sale investment. The Company’s investment in Cetip was made in, and the shares are valued in, Brazilian reais. As of June 30, 2013, the fair value of the equity security investment was $329.5 million and was classified as a long-term investment in the Company’s consolidated balance sheet. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The accumulated unrealized loss of $184.6 million as of June 30, 2013 was recorded as a component of accumulated other comprehensive income (loss) and included an unrealized loss of $61.8 million for the six months ended June 30, 2013. The accumulated unrealized loss resulted from $129.2 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from the investment date of July 15, 2011 through June 30, 2013 and by a $55.4 million decrease in the stock price of Cetip through June 30, 2013.

The Company evaluated the near-term prospects of Cetip in relation to the severity and duration of the unrealized loss. Based on that evaluation and the Company’s ability and intent to hold this equity security investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired as of June 30, 2013. In making this determination, the Company considered that the share price of the securities and the exchange rate between the Brazilian real and the U.S. dollar fluctuates significantly during the quarter as well as from quarter to quarter and the investment had an accumulated unrealized gain of $9.2 million as recently as of March 31, 2012. The Company will continue to monitor the share price and exchange rate relating to this investment. If the fair value continues to be below the acquisition price for an extended period of time and recovery is not likely, this could result in an impairment charge in the near future.

The Company did not use Level 2 or 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of June 30, 2013 and December 31, 2012, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $9.8 million and $9.9 million as of June 30, 2013 and December 31, 2012, respectively.

11.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the six months and three months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$288,765	$291,022	$153,323	$143,157

Weighted average common shares outstanding	72,746	72,698	72,812	72,755

Basic earnings per common share	$3.97	$4.00	$2.11	$1.97

Diluted:
Weighted average common shares outstanding	72,746	72,698	72,812	72,755

Effect of dilutive securities:
Stock options and restricted shares	546	605	594	588

Diluted weighted average common shares outstanding	73,291	73,303	73,405	73,343

Diluted earnings per common share	$3.94	$3.97	$2.09	$1.95

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted earnings per share calculations unless their effect of inclusion would be antidilutive. During the six months ended June 30, 2013 and 2012, 8,000 and 314,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect due to the stock option exercise prices being greater than the average market price of the common shares during the relevant periods.

12.	Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements, except those events disclosed in Notes 5 and 8.

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

Overview and Our Business Environment

We are a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the-counter, or OTC, markets, derivatives clearing houses and post-trade services. We operate these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit derivatives, equity indexes and currency contracts. We offer electronic platforms for the trading of products in both the futures and OTC markets together with clearing services, post-trade processing and market data. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts by offering a range of services to support our participants’ risk management and trading activities.

We conduct our regulated U.K.-based energy futures markets through our wholly-owned subsidiary, ICE Futures Europe. We conduct our regulated U.S.-based futures markets through our wholly-owned subsidiary, ICE Futures U.S. We conduct our regulated Canadian futures markets through our wholly-owned subsidiary, ICE Futures Canada. We currently operate our OTC bilateral physical energy markets through ICE U.S. OTC Commodity Markets LLC and our credit default swap, or CDS, markets through Creditex, our wholly-owned brokerage business.

ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada and in June 2013, ICE Clear Canada transitioned from the Kansas City Board of Trade clearing system to the ICE clearing systems. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America. ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe, for CDS contracts submitted for clearing in Europe, for energy futures and options contracts trading through ICE Futures U.S. and beginning July 1, 2013, for London-based derivatives contracts traded through NYSE Liffe as discussed below. ICE Clear U.S. performs the clearing and settlement of all futures and options contracts traded through ICE Futures U.S. except for the energy futures and options contracts. We operate our markets primarily on our electronic platforms.

We also operate brokerage desks for CDS and certain of our energy options businesses. Our business is primarily transaction-based, and the revenues and profitability relate directly to the amount, or contract volume, of trading and clearing activity in our markets and the respective execution and clearing fees generated. Contract volume is driven by a number of factors, including the degree of price volatility of commodities and financial contracts, market liquidity, economic conditions, changes in supply and demand dynamics or perceptions, weather, new product introductions, fees, currency and interest rate fluctuations, margin requirements, regulation, geopolitical events and competition. Price volatility increases the need to hedge price risk and creates the need for the exchange of risk between market participants. Market liquidity is one of the primary market attributes for attracting and maintaining customers and is an important indicator of a market’s strength.

As a result of regulatory changes in the United States that offer greater regulatory and operational certainty to futures market participants relative to the swaps market, on October 15, 2012 we transitioned our cleared OTC energy swaps contracts to futures contracts. Our former cleared OTC energy swaps, including North American natural gas, North American power and physical environmental products, are now listed futures contracts at ICE Futures U.S., and continue to be cleared at ICE Clear Europe, in its capacity as a U.S. Derivatives Clearing Organization. ICE Futures U.S.’s current suite of non-energy products continue to be cleared at ICE Clear U.S. Our former cleared OTC global oil and refined products, freight, iron ore and natural gas liquid swaps are now listed futures contracts at ICE Futures Europe, along with our other energy futures contracts, and continue to be cleared at ICE Clear Europe, in its capacity as a U.K. Recognized Clearing House.

In December 2012, we and NYSE Euronext announced that ICE Clear Europe and LIFFE Administration and Management entered into a clearing services agreement for ICE Clear Europe to provide clearing services to NYSE Liffe. The completion of the clearing transition for the London-based derivatives market of NYSE Liffe to ICE Clear Europe occurred on July 1, 2013. The clearing transition involved 43 member firms with 75 million contract sides being transferred to ICE Clear Europe, including the transfer and funding of $11.7 billion in original margin and guaranty fund deposits to ICE Clear Europe. Of the $11.7 billion in new cash and non-cash original margin and guaranty fund deposits at ICE Clear Europe, $3.8 billion in cash deposits were prefunded on or before June 30, 2013, in advance of the transition on July 1, 2013. The migration covered over 1,300 products across bond, commodity, equity, index and interest rate derivatives and ten new settlement currencies for ICE Clear Europe. Following the migration of clearing for NYSE Liffe products, ICE Clear Europe provides clearing services for energy, emissions, agricultural, credit, interest rate, fixed income and equity derivatives.

Consolidated Financial Highlights

The following summarizes significant changes in our consolidated financial performance for the periods presented (dollars in thousands, except per share amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Total revenues	$723,506	$716,407	1%	$371,609	$351,213	6%
Total operating expenses	$298,736	$275,809	8%	$146,917	$135,797	8%
Operating income	$424,770	$440,598	(4%)	$224,692	$215,416	4%
Operating margin	59%	62%	(3 pts)	60%	61%	(1 pt)
Total other expense, net	$16,780	$18,959	(11%)	$7,518	$8,852	(15%)
Income tax expense	$112,948	$126,562	(11%)	$59,313	$61,266	(3%)
Effective tax rate	28%	30%	(2 pts)	27%	30%	(3 pts)
Net income attributable to ICE	$288,765	$291,022	(1%)	$153,323	$143,157	7%
Adjusted net income attributable to ICE	$309,667	$291,022	6%	$160,845	$143,157	12%
Diluted earnings per share attributable to ICE common shareholders	$3.94	$3.97	(1%)	$2.09	$1.95	7%
Adjusted diluted earnings per share attributable to ICE common shareholders	$4.23	$3.97	7%	$2.19	$1.95	12%
Cash flows from operating activities	$381,822	$365,569	4%

•

Consolidated revenues for the six and three months ended June 30, 2013 increased from the comparable periods in 2012 primarily due to higher trading volume in our global oil contracts, including the ICE Brent Crude oil, WTI Crude oil and global oil and refined contracts, and increases in our market data fees and other revenues, partially offset by lower trading volume in our North American natural gas futures and options contracts. See “— Consolidated Revenues — Transaction and Clearing Fees, net” below.

•

Consolidated operating expenses for the six and three months ended June 30, 2013 increased from the comparable periods in 2012 primarily due to a $18.6 million and $4.2 million increase in our consolidated acquisition-related transaction costs expenses for the six and three months ended June 30, 2013, respectively, and a $8.2 million and $4.4 million increase in our consolidated rent and occupancy expenses for the six and three months ended June 30, 2013, respectively. See “—Consolidated Operating Expenses” below.

•

Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common shareholders for the six and three months ended June 30, 2013 are calculated by excluding items that are not reflective of our core business performance and the related income tax effect. See “—Non-GAAP Financial Measures” below.

Pending and Completed Acquisitions

In December 2012, we announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Under the agreement, which was amended and restated in March 2013, we have agreed to acquire NYSE Euronext under a newly formed holding company, IntercontinentalExchange Group, Inc., or ICE Group. Following successive merger transactions, we and NYSE Euronext will become wholly owned subsidiaries of ICE Group. The transaction is currently valued at $10.6 billion, based on the closing price of our stock on August 1, 2013. The final purchase price will be based on the actual market price per share of ICE common stock on the closing date of the acquisition. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

Under the terms of the agreement, each share of our common stock owned by a stockholder of ICE will be converted into the right to receive one share of ICE Group common stock and each share of NYSE Euronext common stock owned by a NYSE Euronext stockholder (except for excluded and dissenting shares) will be converted into the right to receive 0.1703 of a share of ICE Group common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election, NYSE Euronext stockholders will have the right to make either a cash election to receive $33.12 in cash, or a stock election to receive 0.2581 of a share of ICE Group common stock, for each of their NYSE Euronext shares. Both the cash election and the stock election are subject to the adjustment and proration procedures set forth in the agreement to ensure that the total amount of cash paid, and the total number of shares of ICE Group common stock issued, are equal to the total amount of cash and number of shares that would have been paid and issued if all of the NYSE Euronext stockholders received the standard election amount. It is anticipated that our stockholders and NYSE Euronext stockholders will hold 64% and 36%, respectively, of the issued and outstanding shares of ICE Group common stock immediately after completion of the acquisition. If the acquisition is completed, it is currently estimated that payment of the stock portion of the acquisition consideration to the NYSE Euronext stockholders will require us to issue or reserve for issuance 42.4 million shares of ICE Group common stock in connection with the acquisition and that the cash consideration required to be paid for the cash portion of the acquisition consideration will be $2.7 billion. We plan to pay the cash portion of the acquisition consideration from cash on hand and borrowing under our revolving credit facility.

The ICE shareholders and the NYSE Euronext shareholders both approved the acquisition on June 3, 2013. Further, on June 24, 2013, we received an unconditional competition clearance from the European Commission with respect to the acquisition. The transition is still subject to final approval from the Euronext College of Regulators, the U.S. Securities and Exchange Commission, or SEC, and other national financial regulators, as well as customary closing conditions. The acquisition is expected to close during the second half of 2013.

On March 26, 2013, we acquired 79% of the derivatives and spot gas business of the energy exchange formerly known as APX-ENDEX. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake. The acquisition followed the demerger of APX-ENDEX into two separate entities, a spot power and clearing entity and a derivatives and spot gas entity. The Company renamed the acquired business ICE Endex and it is based on the derivatives and spot gas business of the former APX-ENDEX. ICE Endex offers a liquid, transparent and accessible continental European trading hub for natural gas and power derivatives, gas balancing markets and gas storage services, including the Title Transfer Facility (TTF) Virtual Trading Point in the Netherlands, the UK On-the-Day Commodity Market (OCM) and the Belgian Zeebrugge Trading Point (ZTP). The trade execution and clearing of ICE Endex derivatives products is expected to transition to our trading platform and to ICE Clear Europe, respectively, in the second half of 2013, subject to regulatory approval. ICE Endex is based in Amsterdam and one of its subsidiaries retains a license to operate a regulated market in the Netherlands. The launch of ICE Endex in conjunction with Gasunie expands our ability to serve participants in the continental European natural gas and power markets. We will bring our experience in the regulated North American and U.K. natural gas markets to grow liquidity and transparency for natural gas hubs in continental Europe.

Regulatory Update

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. Due to the global financial crisis that began in 2008, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations, that will apply to our business.

On April 1, 2013, the United Kingdom formally split the Financial Services Authority, or FSA, the unitary regulatory for financial markets, into a consumer protection and markets agency known as the Financial Conduct Authority, or FCA, and a prudential agency, known as the Prudential Regulatory Authority, or PRA (a subsidiary of the Bank of England). As a result of these changes, ICE Futures Europe is now supervised by the markets division of the FCA and ICE Clear Europe is supervised in the United Kingdom by the Bank of England.

In the United States, the Commodity Futures Trading Commission, or CFTC, recently passed final rules governing swap execution facilities, or SEFs. The final rules will become effective on October 2, 2013, will govern the methods of execution for swap contracts, and will impose core principal regulatory obligations on SEFs which are similar to those imposed on Designated Contract Markets upon which futures contracts are traded. Creditex, our CDS execution platform, will register as a SEF. In addition, the CFTC issued final rules to implement the mandatory trading provisions of the Dodd-Frank Act. The trading mandate requires SEF trading of clearable contracts, is expected to take effect by December 2013 and is the final piece of the CFTC’s implementation of the Dodd-Frank Act’s swaps clearing, reporting and trading mandates.

In July 2013, the CFTC issued its final interpretive guidance and policy statement on the cross-border application of the Dodd-Frank Act. The guidance defines which firms located outside the United States are subject to the Dodd-Frank Act. In addition, the guidance details how the CFTC will recognize a foreign firm can achieve “substituted compliance” with the Dodd-Frank Act by complying with its home country’s regulations. As part of the final cross-border guidance, the CFTC and the European Union have worked on a common path forward on financial reform to make sure that the United States and the European Union achieve similar outcomes.

Also in July 2013, the U.S. banking agencies (the Federal Reserve, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation) issued final rules implementing the Basel III accords. To encourage centralized clearing, the final rules assess a relatively low risk weight of either 2% or 4% to a bank’s exposure to centrally cleared derivatives held in a Qualified Central Counter Party, or QCCP. ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, and ICE Clear Credit plan to seek recognition as QCCPs.

The European Union has also adopted new legislation on OTC derivatives, clearing houses and trade repositories commonly known as the European Market Infrastructure Regulation, or EMIR. EMIR will require, among other things, OTC and exchange-traded derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts and more stringent prudential, operational and business requirements for clearing houses. The final form of the legislation was enacted in August 2012 and secondary legislation to enact the legislation became effective on March 15, 2013. Under EMIR, clearing houses that are currently providing clearing services in the European Union will need to apply for authorization or recognition by their home state regulator in consultation with other European Union regulatory bodies, including the European Securities and Markets Authority, or ESMA, six months following the implementation of the relevant regulatory technical standards, which are anticipated in the fall of 2013. EMIR also requires clearing houses to require original margin to cover a futures position for two days, which would increase margin requirements for market participants and could make trading of cleared derivative contracts in Europe less attractive for market participants. Finally, by September 2013, ESMA is expected to make its recommendation to the European Commission over whether the United States financial regulatory system is equivalent to the European financial regulatory system. If ESMA recommends that the European Union deem the United States financial regulatory system non-equivalent and the European Commission accepts that recommendation, U.S. clearing houses may not receive recognition by European regulators, thereby forcing certain European market participants to trade in European markets for cleared derivatives as opposed to trading similar products in U.S. markets.

Throughout 2013, the Presidency of the Council of the European Union has published a number of compromise proposals on the legislative proposals to amend the Markets in Financial Instruments Directive (MIFID II) and to introduce a Markets in Financial Instruments Regulation (MIFIR). Among other things, the proposals change current regulations relating to market structure and OTC derivatives, high frequency trading, pre-trade transparency, and introduce additional rules relating to trading activities. The current draft is subject to revision and could require European clearing houses to offer open access to any trading platform, similar to U.S. rules that require clearing houses to offer open access for swaps transactions. In addition, the legislation will likely contain position limits to be imposed on commodity derivatives contracts. MIFID II and MIFIR must still be approved by the European Parliament, the Council and the Commission in the final phases of the legislative process.

Eleven European countries (including France and Germany, but excluding the United Kingdom) have proposed to adopt a tax on financial transactions. The tax as initially drafted would be imposed on transactions involving one or more financial institutions in financial instruments, at a minimum rate of 0.1% (or 0.01% for derivatives). If enacted, the tax would apply to transactions where at least one of the counterparties is established in a participating country or where the instrument originates in a participating country. To be enacted, the financial transaction tax would have to receive unanimous approval from the eleven proposing states. Given the possible extraterritorial application of the tax, if enacted this tax could be assessed on transactions on our exchanges and clearing houses that involve participants from the member countries that have adopted the tax.

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

Consolidated Revenues

The following table presents our consolidated revenues (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options contracts	$99,206	$126,422	(22)%	$48,956	$55,628	(12)%
ICE Brent Crude futures and options contracts	119,839	109,073	10	62,516	58,875	6
ICE Gasoil futures and options contracts	50,636	49,073	3	25,581	24,022	6
North American power futures and options contracts	38,332	42,502	(10)	19,398	20,241	(4)
Sugar futures and options contracts	48,346	45,967	5	26,695	24,472	9
ICE emission futures and options contracts	30,531	29,781	3	13,831	14,059	(2)
Russell Index futures and options contracts	15,203	16,354	(7)	8,389	8,275	1
Other futures and options contracts	120,507	107,842	12	62,313	53,779	16
Credit default swap transactions and clearing	73,355	75,924	(3)	40,020	36,099	11
Other	22,628	25,942	(13)	11,169	11,358	(2)

Total transaction and clearing fees, net	618,583	628,880	(2)	318,868	306,808	4
Market data fees	81,033	73,557	10	40,135	37,171	8
Other	23,890	13,970	71	12,606	7,234	74

Total revenues	$723,506	$716,407	1%	$371,609	$351,213	6%

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

Transaction and Clearing Fees

We earn transaction and clearing fees from both counterparties to each contract that is traded and/or cleared. The amount of our transaction and clearing fees will depend upon many factors, including but not limited to transaction and clearing volume, pricing and new product introductions.

North American natural gas futures and options volume decreased 22% for the six months ended June 30, 2013 from the comparable period in 2012, primarily due to significantly reduced volatility and continued lower price levels for natural gas, which produced muted trading activity in comparison to the record volume levels established during the six months ended June 30, 2012. The high level of price volatility in the first half of 2012 was due in part to changes in expectations for natural gas inventories as the winter heating season progressed and changes in expectations for supply based on shale gas discoveries.

North American power futures and options revenues decreased 10% for the six months ended June 30, 2013 from the comparable period in 2012. North American power futures and options volumes increased 56% during this same period of time primarily due to growth in smaller sized power contracts, which have a lower rate per contract than the full sized North American power contracts. Of the 66.9 million North American power futures and options contracts traded during the six months ended June 30, 2013, 64.4 million contracts, or 96%, represented smaller sized power contracts, which have a lower rate per contract than full sized North American power contracts, compared to 92% of the volume representing smaller sized contracts during the six months ended June 30, 2012. Volume in the full sized North American power contracts decreased 21% for the six months ended June 30, 2013 from the comparable period in 2012, primarily due to lower volatility on absolute price levels that remained low, along with muted economic activity levels, which resulted in lower power production and consumption. In addition, uncertainty related to financial reform, specifically rules relating to swaps markets, impacted North American natural gas and power contract volumes during the six and three months ended June 30, 2013.

Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Market participants are increasingly relying on the Brent North Sea contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. Brent crude volume also increased due to growth in ICE Brent Crude options volume. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved a 56% and 55% market share of the global oil futures contracts trading for the six months ended June 30, 2013 and 2012, respectively, and a 54% and 57% market share for the three months ended June 30, 2013 and 2012, respectively.

Emissions futures and options revenues increased 3% for the six months ended June 30, 2013, compared to the same period in 2012, while at the same time the related volumes increased 27% for the six months ended June 30, 2013, compared to the same period in 2012. The revenue increase during the six months ended June 30, 2013 was lower than the volume increase primarily related to an increase in the rebates during the six months ended June 30, 2013. Trading volumes increased as there was greater volatility during the six months ended June 30, 2013 versus the comparative period, combined with the introduction of emissions auctions which produced increased trading activity. During the six months ended June 30, 2012, trading in daily emissions contracts was suspended; however, these contracts were reintroduced in December 2012 which also contributed to the increase in emissions volumes.

The increase in other futures and options contract revenues is primarily due to increased trading volumes in our global oil and refined products, Dutch natural gas, WTI Crude oil, natural gas liquids, RBOB gasoline, cotton, coffee, and cocoa contracts. Our global oil and refined products contract revenues were $30.6 million and $26.4 million for the six months ended June 30, 2013 and 2012, respectively, and $15.4 million and $12.3 million for the three months ended June 30, 2013 and 2012, respectively, with the increases primarily due to the introduction of global oil and refined product futures as demand for clearing rose.

CDS trade execution revenues were $35.6 million and $44.1 million for the six months ended June 30, 2013 and 2012, respectively, and were $17.9 million and $20.6 million for the three months ended June 30, 2013 and 2012, respectively. CDS clearing revenues were $37.8 million and $31.8 million for the six months ended June 30, 2013 and 2012, respectively, and were $22.1 million and $15.5 million for the three months ended June 30, 2013 and 2012, respectively. The notional value of the underlying CDS traded in our OTC markets was $481 billion and $665 billion for the six months ended June 30, 2013 and 2012, respectively, and were $224 million and $300 million for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, we cleared $5.7 trillion and $5.9 trillion, respectively of CDS notional value and during the three months ended June 30, 2013 and 2012, we cleared $3.3 trillion and $2.9 trillion, respectively, of CDS notional value.

The CDS execution business remains pressured due to financial reform implementation and a general lack of volatility in the corporate credit markets. However, with the advent of mandatory clearing, CDS clearing activity by investment funds, asset managers, and similar buy side market participants has increased significantly. We have cleared $1.5 trillion in CDS gross notional value by buy side market participants since inception, of which $1.3 trillion has been cleared since the CFTC’s clearing mandate went into effect in March 2013.

Our transaction and clearing fees are presented net of rebates. We recorded rebates of $203.9 million and $198.4 million for the six months ended June 30, 2013 and 2012, respectively, and $105.5 million and $97.1 million for the three months ended June 30, 2013 and 2012, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate.

Average Daily Trading and Clearing Revenues and Futures Rate per Contract Data

The following table presents average daily trading and clearing revenues, as well as futures rate per contract (dollars in thousands, except rate per contract amounts):

	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Average daily trading and clearing revenues:
Energy futures average daily exchange and clearing revenues	$3,293	$3,349	(2)%	$3,223	$3,209	—%
Agricultural and financial futures average daily exchange and clearing revenues	922	867	6	960	908	6
Global CDS OTC average daily commission and clearing revenues	592	607	(2)	625	573	9
Other average daily commission revenues	183	208	(12)	174	180	(3)

Total average daily trading and clearing revenues	$4,990	$5,031	(1)%	$4,982	$4,870	2%

Futures rate per contract:
Energy futures and options rate per contract	$1.05	$1.06	(2)%	$1.04	$1.08	(4)%
Agricultural commodity futures and options rate per contract	$2.60	$2.54	2%	$2.60	$2.54	2%
Financial futures and options rate per contract	$0.98	$0.90	9%	$0.96	$0.88	9%

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

We earn user and license revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the six months ended June 30, 2013 and 2012, we recognized $34.4 million and $31.8 million, respectively, in market data user and license fees from data vendors, and $17.0 million and $16.5 million, respectively, during the three months ended June 30, 2013 and 2012. The increases in the user and license revenues relate to increases in the number of users, the introduction of new user fees and increases in the fees charged per user. During the six months ended June 30, 2013 and 2012, we recognized $40.0 million and $34.7 million, respectively, in market data access fees, and $19.9 million and $17.1 million, respectively, during the three months ended June 30, 2013 and 2012. We charge a market data access fee for access to our electronic platform and the increase in revenues primarily relates to an increase in the market data fees, which became effective on January 1, 2013, and an increase in the number of users.

Other Revenues

Other revenues relates to various fees and services provided to customers, including connectivity fees, ICE Chat subscription fees, WhenTech subscription fees, agricultural grading fees, agricultural certification fees, regulatory penalties and fines, and interest income on certain clearing margin deposits. The increase in other revenues from the comparable periods in 2012 is primarily due to revenues that we recorded following the WhenTech acquisition in September 2012, a reduction in the net interest paid to clearing members for their cash margin deposits at ICE Clear Europe and an increase in cotton certification fees associated with our increased cotton volume. The interest paid to clearing members is recorded as a reduction to other revenues. Effective January 1, 2013, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits.

Trading Volumes and Open Interest Data

The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Number of contracts traded:
North American natural gas futures and options	159,221	204,368	(22)%	80,275	91,617	(12)%

	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
ICE Brent Crude futures and options	86,244	79,633	8	44,601	42,723	4
ICE Gasoil futures and options	34,104	32,573	5	17,199	15,709	9
North American power futures and options	66,873	42,838	56	32,958	20,276	63
Sugar futures and options	18,631	18,112	3	10,161	9,636	5
ICE emission futures and options	4,997	3,926	27	2,326	1,859	25
Russell Index futures and options	15,792	18,873	(16)	8,819	9,912	(11)
Other futures and options	59,410	51,951	14	30,521	25,899	18

Total	445,272	452,274	(2)%	226,860	217,631	4%

Futures average daily volume	3,591	3,618	(1)%	3,545	3,454	3%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. As of June 30, 2013, open interest of $1.5 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.7 trillion as of June 30, 2012. The following table presents our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of June 30,
	2013	2012	Change
Open interest – in contracts:
North American natural gas futures and options	28,514	33,481	(15)%
ICE Brent Crude futures and options	2,857	2,352	21
ICE Gasoil futures and options	705	649	9
North American power futures and options	44,931	26,032	73
Sugar futures and options	1,258	1,121	12
ICE emission futures and options	1,545	1,453	6
Russell Index futures and options	376	476	(21)
Other futures and options	6,149	5,163	19

Total	86,335	70,727	22%

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Compensation and benefits	$132,846	$132,776	—%	$66,632	$64,700	3%
Technology and communication	23,197	23,462	(1)	12,417	11,760	6
Professional services	15,587	17,928	(13)	8,115	8,526	(5)
Rent and occupancy	17,567	9,377	87	9,305	4,915	89
Acquisition-related transaction costs	26,314	7,709	241	8,414	4,246	98
Selling, general and administrative	17,991	20,466	(12)	8,966	9,542	(6)
Depreciation and amortization	65,234	64,091	2	33,068	32,108	3

Total operating expenses	$298,736	$275,809	8%	$146,917	$135,797	8%

The increase in our consolidated compensation and benefits expenses for the three months ended June 30, 2013 was primarily due to employee headcount increases, increases in our non-cash compensation expenses and increases in employee termination costs during the current period. Our employee headcount increased from 1,059 employees as of June 30, 2012 to 1,128 employees as of

June 30, 2013, an increase of 7%, primarily due to the hiring of new employees for clearing, technology and compliance operations, and due to the acquisition of Whentech and a majority stake in ICE Endex over the last year. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $29.9 million and $28.3 million for the six months ended June 30, 2013 and 2012, respectively, and $14.9 million and $14.1 million for the three months ended June 30, 2013 and 2012, respectively, with the increases primarily relating to a greater number of employees receiving non-cash awards due to the headcount increases. We incurred employee termination costs of $3.1 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively, and $1.4 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively, with the employee terminations during 2013 primarily relating to our closure of the ICE Futures U.S. open outcry trading floor and other terminations that occurred at Creditex. The current year periods consolidated compensation and benefits expenses increases were partially offset by decreases in our broker bonus accruals for the six and three months ended June 30, 2013, from the comparable periods in 2012, due to the reduced Creditex CDS financial performance for the current year periods.

We incurred consolidated acquisition-related transaction costs during the six and three months ended June 30, 2013 primarily relating to our pending acquisition of NYSE Euronext and the closed acquisition of ICE Endex. See “— Non-GAAP Financial Measures” below. We incurred consolidated acquisition-related transaction costs during the six and three months ended June 30, 2012 relating to various potential acquisitions. These acquisition-related transaction costs primarily consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms and other external costs directly related to the proposed or closed transactions.

The decrease in our consolidated professional services expenses is primarily due to costs incurred during the six and three months ended June 30, 2012 relating to regulatory matters, including costs relating to the Dodd-Frank Act. The increase in our consolidated rent and occupancy expenses is primarily due to duplicate rent expenses and lease termination costs of $7.3 million and $3.9 million for the six and three months ended June 30, 2013, respectively, relating to the consolidation of multiple New York office locations. See “— Non-GAAP Financial Measures” below. The decrease in our consolidated selling, general and administrative expenses is primarily due to costs related to certain liabilities associated with taxes other than income taxes that were recorded during the six and three months ended June 30, 2012.

We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $33.1 million and $34.6 million for the six months ended June 30, 2013 and 2012, respectively, and $16.6 million and $17.2 million for the three months ended June 30, 2013 and 2012, respectively. We recorded depreciation expenses on our fixed assets of $32.1 million and $29.5 million for the six months ended June 30, 2013 and 2012, respectively, and $16.5 million and $14.9 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expenses increased primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software. See “— Cash Flow — Investing Activities” below.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Other income (expense)
Interest and investment income	$1,422	$682	109%	$695	$442	57%
Interest expense	(19,849)	(19,667)	1	(9,929)	(9,599)	3
Other income, net	1,647	26	6,234	1,716	305	463

Total other expense, net	($16,780)	($18,959)	(11)%	($7,518)	($8,852)	(15)%

Net income attributable to non-controlling interest	($6,277)	($4,055)	55%	($4,538)	($2,141)	112%

We incurred foreign currency transaction losses of $1.2 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively, and $434,000 and $297,000 for the three months ended June 30, 2013 and 2012, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.

Also included in other income (expense) is dividend income relating to our Cetip, S.A., or Cetip, investment, which was $6.2 million and $2.6 million for the six months ended June 30, 2013 and 2012, respectively, and $5.1 million and $1.3 million for the three months ended June 30, 3013 and 2012, respectively. Partially offsetting the Cetip dividend income were $3.2 million and $2.7 million in settlements and accruals for various outstanding legal matters during the six and three months ended June 30, 2013, respectively, which were recorded as other expense.

For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2012, non-controlling interest related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners held a 45.5% net profit sharing interest. During the six months ended June 30, 2013, we purchased 3% of the net profit sharing interest in our CDS clearing subsidiaries from various non-ICE limited partners and the remaining non-ICE limited partners hold a 42.5% net profit sharing interest as of June 30, 2013. In connection with our 79% acquisition of the derivatives and spot gas business of the former APX-ENDEX on March 26, 2013, Gasunie’s 21% ownership will be included in the non-controlling interest line subsequent to the acquisition date. The increase in the net income attributable to non-controlling interest for the three months ended June 30, 2013, from the comparable period in 2012, is primarily related to the increase in the CDS clearing revenues during this same period of time. See “— Consolidated Revenues — Transaction and Clearing Fees, net” above.

Income Tax Provision

Consolidated income tax expense was $112.9 million and $126.6 million for the six months ended June 30, 2013 and 2012, respectively, and $59.3 million and $61.3 million for the three months ended June 30, 2013 and 2012, respectively. Our effective tax rate was 28% and 30% for the six months ended June 30, 2013 and 2012, respectively, and 27% and 30% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rates are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2012, the United Kingdom reduced the corporate income tax rate from the previously enacted 25% to 24% effective April 1, 2012 and to 23% effective April 1, 2013. The effective tax rates for the six and three months ended June 30, 2013 are lower than the effective tax rate for the comparable periods in 2012 primarily due to these foreign income tax rate reductions, the increase in income from foreign jurisdictions relative to the United States, and extended research and development tax credits under the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013.

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

	Three Months Ended,
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options contracts	$48,956	$50,250	$47,007	$47,771	$55,628
ICE Brent Crude futures and options contracts	62,516	57,323	49,042	55,393	58,875
ICE Gasoil futures and options contracts	25,581	25,055	23,295	24,789	24,022
North American power futures and options contracts	19,398	18,934	20,307	17,698	20,241
Sugar futures and options contracts	26,695	21,651	14,085	20,448	24,472
ICE emission futures and options contracts	13,831	16,700	20,424	16,476	14,059
Russell Index futures and options contracts	8,389	6,814	7,243	7,199	8,275
Other futures and options contracts	62,313	58,194	49,586	45,562	53,779
Credit default swap transactions and clearing	40,020	33,335	35,625	32,934	36,099
Other	11,169	11,459	10,524	10,907	11,358

Total transaction and clearing fees, net	318,868	299,715	277,138	279,177	306,808
Market data fees	40,135	40,898	37,285	35,947	37,171
Other	12,606	11,284	8,948	8,063	7,234

Total revenues	371,609	351,897	323,371	323,187	351,213

Operating expenses:
Compensation and benefits	66,632	66,214	56,556	61,820	64,700

	Three Months Ended,
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Technology and communication	12,417	10,780	11,229	11,073	11,760
Professional services	8,115	7,472	7,404	7,813	8,526
Rent and occupancy	9,305	8,262	4,785	5,167	4,915
Acquisition-related transaction costs	8,414	17,900	9,365	2,285	4,246
Selling, general and administrative	8,966	9,025	8,119	8,114	9,542
Depreciation and amortization	33,068	32,166	33,547	32,864	32,108

Total operating expenses	146,917	151,819	131,005	129,136	135,797

Operating income	224,692	200,078	192,366	194,051	215,416
Other expense, net	7,518	9,262	8,972	9,392	8,852
Income tax expense	59,313	53,635	50,841	50,552	61,266

Net income	$157,861	$137,181	$132,553	$134,107	$145,298

Net income attributable to non-controlling interest	(4,538)	(1,739)	(3,081)	(3,025)	(2,141)

Net income attributable to ICE	$153,323	$135,442	$129,472	$131,082	$143,157

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our credit facilities. Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, in addition to the financing for the NYSE Euronext acquisition discussed below, we may need to incur additional debt or issue additional equity securities. See “— Future Capital Requirements” and “— Loan Agreements” below.

Under the terms of our announcement to acquire NYSE Euronext in a stock and cash transaction, we expect to pay cash consideration of $2.7 billion and issue an aggregate number of shares of ICE Group common stock of 42.4 million shares to NYSE Euronext stockholders. The cash transaction consideration will be funded by cash on hand and up to $1.8 billion of borrowing under our revolving credit facility. The acquisition is expected to close during the second half of 2013, subject to regulatory approvals and customary closing conditions. Subsequent to or in connection with the closing of the acquisition of NYSE Euronext, we plan to issue new debt to refinance and restore the majority of the $1.8 billion borrowed under our revolving credit facility and to extend the term of the debt. Also, after completion of the acquisition, ICE Group is expected to commence a $300 million annual dividend program.

Consolidated cash and cash equivalents were $1.5 billion and $1.6 billion as of June 30, 2013 and December 31, 2012, respectively. We had $366.1 million and $391.3 million in short-term and long-term investments as of June 30, 2013 and December 31, 2012, respectively, and $299.0 million and $249.7 million in short-term and long-term restricted cash and investments as of June 30, 2013 and December 31, 2012, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash and investments that are not available for general use, either due to regulatory requirements or through restrictions in specific agreements, are classified as restricted cash and investments.

As of June 30, 2013, the amount of unrestricted cash held by our non-U.S. subsidiaries was $250.5 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate earnings from our non-U.S. subsidiaries.

As of June 30, 2013, $450.0 million remains available for further repurchases under our stock repurchase program. We did not repurchase any shares of our common stock on the open market during the six months ended June 30, 2013. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any future repurchases is at the discretion of our management and will depend upon market conditions, our stock price and our strategic plans at that time. We may discontinue our stock repurchases at any time.

Cash Flow

The following tables present, for the periods indicated, the major components of net (decreases) increases in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$381,822	$365,569
Investing activities	(181,883)	(61,379)
Financing activities	(353,693)	(45,674)
Effect of exchange rate changes	(1,393)	553

Net (decrease) increase in cash and cash equivalents	$(155,147)	$259,069

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $16.3 million increase in net cash provided by operating activities for the six months ended June 30, 2013, from the comparable period in 2012, is primarily due to fluctuations in working capital and the current income tax provision.

Investing Activities

Consolidated net cash used in investing activities for the six months ended June 30, 2013 and 2012 primarily relates to cash paid for acquisitions, increases in the restricted cash and investment balances, purchases of available-for-sale investments, capitalized software development costs and capital expenditures. We paid cash for acquisitions, net of cash acquired, of $49.2 million for the six months ended June 30, 2013 relating to our acquisition of ICE Endex. We had net increases in restricted cash and investments of $46.2 million and $28.4 million for the six months ended June 30, 2013 and 2012, respectively, with the 2013 increase primarily relating to increases in the regulatory capital of ICE Futures Europe and ICE Clear Europe primarily due to adjustments to the regulatory capital calculations to no longer allow for certain deductions in the calculations of the six months of operating expenditures and with the 2012 increase primarily relating to mandated changes in the calculations of regulatory capital at ICE Futures Europe and ICE Clear Europe as well as additional costs incurred at both of these companies due to growth of these businesses. We purchased short-term available-for-sale investments of $36.5 million during the six months ended June 30, 2013. We had capitalized software development expenditures of $18.4 million and $17.4 million for the six months ended June 30, 2013 and 2012, respectively, and we had capital expenditures of $31.6 million and $15.6 million for the six months ended June 30, 2013 and 2012, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and, for the six months ended June 30, 2013, leasehold improvements associated with the new office space in New York.

Financing Activities

Consolidated net cash used in financing activities for the six months ended June 30, 2013 primarily relates to $329.7 million in repayments under the credit facilities, $21.0 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $10.4 million in purchases of subsidiary shares from non-controlling interests. Consolidated net cash used in financing activities for the six months ended June 30, 2012 primarily relates to $25.0 million in repayments under the credit facilities, $15.2 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $7.5 million in distributions of profits to the non-controlling interest holders. See “— Loan Agreements” below for a discussion of the repayments under the credit facilities.

Loan Agreements

Five Year Revolving Facility and Term Loan

In November 2011, we entered into aggregate $2.6 billion senior unsecured credit facilities, or the Credit Facilities. The Credit Facilities include an option for us to propose an increase in the aggregate amount available by $400.0 million during the term of the Credit Facilities. The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. As of June 30, 2013, we have a LIBOR-rate loan with a stated interest rate of 1.45% per annum related to the $402.8 million that remains outstanding under the Term Loan Facility. The Credit Facilities mature on November 9, 2016.

During December 2012, we borrowed $295.0 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions, leaving $1.8 billion available for borrowing as of December 31, 2012. Of the $295.0 million that was borrowed, $199.5 million was repaid during the three months ended March 31, 2013 and the remaining $95.5 million was repaid during the three months ended June 30, 2013. As of June 30, 2013, the full amount of $2.1 billion is available for borrowing under the Revolving Facility.

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

As discussed below under “—Future Capital Requirements,” we intend to fund a portion of the cash consideration of $2.7 billion in the NYSE Euronext acquisition with borrowings under the Revolving Facility.

Senior Notes

Simultaneous with entering into the Credit Facilities, we also entered into a note purchase agreement, or the Note Purchase Agreement, with various institutional investors. The Note Purchase Agreement provided for the sale of $400.0 million aggregate principal amount of our senior notes, consisting of $200.0 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018, or the Series A Notes, and $200.0 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or the Series B notes, and collectively with the Series A notes, the Senior Notes.

One Year Revolving Facility

On July 12, 2013, we entered into a new $600.0 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility, pursuant to a Credit Agreement, or the 364 Day Credit Agreement, with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders signatory thereto. The 364 Day Credit Agreement includes an option for us to propose an increase in the aggregate amount available by $200.0 million during the term of the 364 Day Facility. The 364 Day Facility may be used for our working capital and general corporate purposes, including but not limited to, the funding of the possible prepayment of the Senior Notes in connection with the NYSE Euronext acquisition.

Each loan under the 364 Day Facility will, at our option bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on our total leverage ratio calculated on a trailing twelve-month period. With certain exceptions, we may prepay the outstanding loans under the 364 Day Facility, in whole or in part, without premium or penalty.

The 364 Day Credit Agreement contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets, the incurrence of additional debt or the creation of liens and other fundamental changes to our business that are substantially similar to those in the Credit Facilities.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, including our acquisition of NYSE Euronext, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform. We currently expect to make aggregate operational capital expenditures and to incur capitalized software development costs ranging between $60.0 million and $70.0 million for the year ended December 31, 2013, which we believe will support the enhancement of our technology and the continued expansion of our businesses. In addition, we currently expect $20.0 million to $30.0 million in capital expenditures during 2013 on real estate expenditures associated with consolidating multiple existing locations in New York City into a combined location. In addition, we purchased a building in Atlanta, Georgia in July 2013 for $38.5 million, which will be depreciated over its estimated remaining useful life of 30 years. The building is intended to serve as our Atlanta headquarters and has 270,000 square feet of office space. We plan to begin relocating Atlanta employees to the building in 2013 until the relocation is completed on or before September 2014.

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of June 30, 2013. We are obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund and the date for this remaining contribution has not yet been determined.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Clear Credit, ICE Clear U.S. and ICE Clear Canada, as of June 30, 2013, we have $1.8 billion unrestricted and available under our Revolving Facility for general corporate purposes, as well as $600.0 million available under our 364 Day Facility. The Credit Facilities, the Senior Notes and the 364 Day Facility are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, including the NYSE Euronext acquisition, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our debt, working capital needs and capital expenditure requirements for the foreseeable future.

Under the terms of our announcement to acquire NYSE Euronext in a stock and cash transaction, we have agreed to pay a portion of the consideration in cash equal to $2.7 billion. The cash transaction consideration will be funded by cash on hand and borrowings under our Revolving Facility. The transaction is expected to close during the second half of 2013, subject to regulatory approvals and customary closing conditions. Subsequent to or in connection with the closing of the acquisition of NYSE Euronext, we plan to issue new debt to refinance and restore the majority of the $1.8 billion unrestricted amount available under our Revolving Facility and to extend the term of the debt.

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

Adjusted net income attributable to ICE for the six and three months ended June 30, 2013 presented below is calculated by adding net income attributable to ICE, the adjustments described below, which are not reflective of our core business performance, and the related income tax effect. We include all of the acquisition-related transaction costs incurred relating to our pending acquisition of NYSE Euronext as a non-GAAP adjustment given the transaction size. We also include the banker success fee relating to the acquisition of ICE Endex and the duplicate rent expenses and lease termination costs as we consolidate multiple New York office locations, as non-GAAP adjustments. The tax effects of these items are calculated by applying specific legal entity and jurisdictional marginal tax rates. The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders for the period presented below (in thousands, except per share amounts):

	Six Months Ended June 30, 2013	Three Months Ended June 30, 2013
Net income attributable to ICE	$288,765	$153,323
Add: NYSE Euronext transaction costs and banker fee relating to ICE Endex acquisition	25,442	8,352
Add: Duplicate rent expenses and lease termination costs	7,262	3,913
Less: Income tax benefit effect related to the items above	(11,802)	(4,743)

Adjusted net income attributable to ICE	$309,667	$160,845

Earnings per share attributable to ICE common shareholders:
Basic	$3.97	$2.11

Diluted	$3.94	$2.09

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$4.26	$2.21

Adjusted diluted	$4.23	$2.19

Weighted average common shares outstanding:
Basic	72,746	72,812

Diluted	73,291	73,405

Contractual Obligations and Commercial Commitments

In the second quarter of 2013, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

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

Critical Accounting Policies and Estimates

In the second quarter of 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of business. This market risk consists primarily of interest rate risk associated with our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments, current and long-term indebtedness and foreign currency exchange rate risk.

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments and indebtedness. As of June 30, 2013 and December 31, 2012, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments were $2.1 billion and $2.3 billion, respectively, of which $460.2 million and $518.8 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Changes in the Cetip investment, which is recorded as an available-for-sale long-term investment and was recorded in and is held in Brazilian reais, was valued at $329.5 million as of June 30, 2013. Changes in the fair value of the Cetip investment are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations, and do not impact earnings. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $1.4 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.

As of June 30, 2013, we had $802.8 million in outstanding indebtedness, of which $400.0 million relates to the Senior Notes, which bear interest at fixed interest rates, and $402.8 million relates to the Term Loan Facility which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates as of June 30, 2013 would decrease annual pre-tax earnings by $4.0 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Term Loan Facility are currently reset on a monthly basis.

Foreign Currency Exchange Rate Risk

Revenues in our businesses are primarily denominated in U.S. dollars, except with respect to a portion of the revenues through ICE Futures Europe, ICE Clear Europe and Creditex and all revenues through ICE Futures Canada. We may experience gains or losses from foreign currency transactions in the future given that there are net assets or net liabilities and revenues and expenses of our U.S., U.K., European and Canadian subsidiaries that are denominated in pounds sterling, euros or Canadian dollars.

Of our consolidated revenues, 10% were denominated in pounds sterling, euros or Canadian dollars for the six and three months ended June 30, 2013 and 2012. Of our consolidated operating expenses, 17% and 22% were denominated in pounds sterling, euros or Canadian dollars for the six months ended June 30, 2013 and 2012, respectively, and 18% and 19% during the three months ended June 30, 2013 and 2012, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. For the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, the pound sterling exchange rate decreased relative to the U.S dollar by 2% and the euro exchange rate increased relative to the U.S. dollar by 1%. These changes in the exchange rates resulted in a $685,000 increase in our consolidated revenues and a $910,000 decrease in our consolidated expenses for the six months ended June 30, 2013.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. We had foreign currency transaction losses of $1.2 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively, and $434,000 and $297,000 for the three months ended June 30, 2013 and 2012, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of June 30, 2013 would result in a foreign currency transaction loss of $1.5 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We entered into foreign currency hedging transactions during the six months ended June 30, 2013 and 2012 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 74% and 82% for the six months ended June 30, 2013 and 2012, respectively.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of June 30, 2013 and December 31, 2012, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $28.6 million and $72.6 million, respectively. The $44.1 million decrease was primarily due to foreign currency translation adjustments relating to a portion of our goodwill and other intangible assets that are allocated to our U.K. subsidiaries, due to a decrease in the pound sterling to the U.S. dollar exchange rate from December 31, 2012 to June 30, 2013.

The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.5760 for the six months ended June 30, 2012 to 1.5453 for the six months ended June 30, 2013. The average exchange rate of the euro to the U.S. dollar increased from 1.2966 for the six months ended June 30, 2012 to 1.3143 for the six months ended June 30, 2013. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar decreased from 1.6176 as of December 31, 2012 to 1.5213 as of June 30, 2013. The period-end foreign currency exchange rate for the euro to the U.S. dollar decreased from 1.3223 as of December 31, 2012 to 1.3005 as of June 30, 2013. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0036 as of December 31, 2012 to 0.9507 as of June 30, 2013.

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

In the second quarter of 2013, there were no significant changes to our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2012 Form 10-K. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under “Risk Factors” in our 2012 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number		Description of Document

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: August 6, 2013	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)