Form 10-Q
period 2013-09-30
INTERCONTINENTALEXCHANGE INC
filed 2013-11-05
CIK 1174746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, the number of shares of the registrant’s Common Stock outstanding was 72,902,482 shares.

IntercontinentalExchange, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2013

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,537,266	$1,612,195
Short-term investments	36,524	—
Short-term restricted cash and investments	161,645	86,823
Customer accounts receivable, net of allowance for doubtful accounts of $801 and $1,104 at September 30, 2013 and December 31, 2012, respectively	175,826	127,260
Margin deposits and guaranty funds	43,440,692	31,882,493
Prepaid expenses and other current assets	37,654	41,316

Total current assets	45,389,607	33,750,087

Property and equipment, net	201,673	143,392

Other noncurrent assets:
Goodwill	1,961,606	1,937,977
Other intangible assets, net	803,915	798,960
Long-term restricted cash	160,751	162,867
Long-term investments	329,962	391,345
Other noncurrent assets	37,396	30,214

Total other noncurrent assets	3,293,630	3,321,363

Total assets	$48,884,910	$37,214,842

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$94,530	$70,206
Accrued salaries and benefits	42,638	55,008
Current portion of licensing agreement	19,249	19,249
Current portion of long-term debt	448,824	163,000
Income taxes payable	61,294	29,284
Margin deposits and guaranty funds	43,440,692	31,882,493
Other current liabilities	38,582	26,457

Total current liabilities	44,145,809	32,245,697

Noncurrent liabilities:
Noncurrent deferred tax liability, net	192,398	216,141
Long-term debt	341,765	969,500
Noncurrent portion of licensing agreement	52,189	63,739
Other noncurrent liabilities	66,691	43,207

Total noncurrent liabilities	653,043	1,292,587

Total liabilities	44,798,852	33,538,284

Redeemable non-controlling interest	15,388	—

Commitments and contingencies
EQUITY
IntercontinentalExchange, Inc. shareholders’ equity:
Preferred stock, $0.01 par value; 25,000 shares authorized; no shares issued or outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 194,275 shares authorized; 80,446 and 79,867 shares issued at September 30, 2013 and December 31, 2012, respectively; 72,885 and 72,474 shares outstanding at September 30, 2013 and December 31, 2012, respectively	804	799
Treasury stock, at cost; 7,561 and 7,393 shares at September 30, 2013 and December 31, 2012, respectively	(740,365)	(716,815)
Additional paid-in capital	1,960,130	1,903,312
Retained earnings	2,938,752	2,508,672
Accumulated other comprehensive loss	(117,452)	(52,591)

Total IntercontinentalExchange, Inc. shareholders’ equity	4,041,869	3,643,377
Non-controlling interest in consolidated subsidiaries	28,801	33,181

Total equity	4,070,670	3,676,558

Total liabilities and equity	$48,884,910	$37,214,842

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Transaction and clearing fees, net	$898,465	$908,057	$279,882	$279,177
Market data fees	121,246	109,504	40,213	35,947
Other	41,666	22,033	17,776	8,063

Total revenues	1,061,377	1,039,594	337,871	323,187

Operating expenses:
Compensation and benefits	192,396	194,596	59,550	61,820
Technology and communications	36,124	34,535	12,927	11,073
Professional services	22,979	25,741	7,392	7,813
Rent and occupancy	22,721	14,544	5,154	5,167
Acquisition-related transaction costs	32,387	9,994	6,073	2,285
Selling, general and administrative	28,229	28,580	10,238	8,114
Depreciation and amortization	99,625	96,955	34,391	32,864

Total operating expenses	434,461	404,945	135,725	129,136

Operating income	626,916	634,649	202,146	194,051

Other income (expense):
Interest and investment income	2,122	1,014	700	332
Interest expense	(29,751)	(29,112)	(9,902)	(9,445)
Other income (expense), net	1,258	(253)	(389)	(279)

Total other expense, net	(26,371)	(28,351)	(9,591)	(9,392)

Income before income taxes	600,545	606,298	192,555	184,659
Income tax expense	160,459	177,114	47,511	50,552

Net income	$440,086	$429,184	$145,044	$134,107

Net income attributable to non-controlling interest	(10,006)	(7,080)	(3,729)	(3,025)

Net income attributable to IntercontinentalExchange, Inc.	$430,080	$422,104	$141,315	$131,082

Earnings per share attributable to IntercontinentalExchange, Inc. common shareholders:
Basic	$5.91	$5.80	$1.94	$1.80

Diluted	$5.86	$5.76	$1.92	$1.79

Weighted average common shares outstanding:
Basic	72,787	72,729	72,867	72,789

Diluted	73,370	73,339	73,525	73,411

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Net income	$440,086	$429,184	$145,044	$134,107

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax of $1,762 and ($222) for the nine months ended September 30, 2013 and 2012, respectively, and ($1,156) and $633 for the three months ended September 30, 2013 and 2012, respectively	(3,478)	30,715	40,581	21,018
Change in fair value of available-for-sale securities	(61,383)	(36,566)	415	33,359

Other comprehensive income (loss)	(64,861)	(5,851)	40,996	54,377

Comprehensive income	$375,225	$423,333	$186,040	$188,484

Comprehensive income attributable to non-controlling interest	(10,006)	(7,080)	(3,729)	(3,025)

Comprehensive income attributable to IntercontinentalExchange, Inc.	$365,219	$416,253	$182,311	$185,459

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands)

(Unaudited)

	IntercontinentalExchange, Inc. Shareholders’ Equity
							Accumulated Other Comprehensive Income (Loss) from			Non-controlling
	Common Stock		Treasury Stock		Additional		Foreign	Available-	Cash	Interest in
					Paid-in	Retained	Currency	For-Sale	Flow	Consolidated	Total
	Shares	Value	Shares	Value	Capital	Earnings	Translation	Securities	Hedges	Subsidiaries	Equity
Balance, January 1, 2012	79,247	$792	(6,822)	$(644,291)	$1,829,181	$1,957,096	$44,161	$(62,964)	$(2,450)	$40,816	$3,162,341
Other comprehensive income (loss)	—	—	—	—	—	—	28,453	(59,791)	—	—	(31,338)
Exercise of common stock options	211	3	—	—	7,337	—	—	—	—	—	7,340
Repurchases of common stock	—	—	(417)	(53,290)	—	—	—	—	—	—	(53,290)
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(154)	(19,234)	—	—	—	—	—	—	(19,234)
Stock-based compensation	—	—	—	—	57,250	—	—	—	—	—	57,250
Issuance of restricted stock	409	4	—	—	(4)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	8,540	—	—	—	—	—	8,540
Distributions of profits to non-controlling interests	—	—	—	—	—	—	—	—	—	(11,973)	(11,973)
Purchases of subsidiary shares from non-controlling interest	—	—	—	—	1,008	—	—	—	—	(5,823)	(4,815)
Net income attributable to non-controlling interest	—	—	—	—	—	(10,161)	—	—	—	10,161	—
Net income	—	—	—	—	—	561,737	—	—	—	—	561,737

Balance, December 31, 2012	79,867	799	(7,393)	(716,815)	1,903,312	2,508,672	72,614	(122,755)	(2,450)	33,181	3,676,558
Other comprehensive loss	—	—	—	—	—	—	(3,478)	(61,383)	—	—	(64,861)
Exercise of common stock options	164	1	—	—	10,443	—	—	—	—	—	10,444
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	—	—	(168)	(23,550)	—	—	—	—	—	—	(23,550)
Stock-based compensation	—	—	—	—	45,685	—	—	—	—	—	45,685
Issuance of restricted stock	415	4	—	—	(4)	—	—	—	—	—	—
Tax benefits from stock option plans	—	—	—	—	6,000	—	—	—	—	—	6,000
Distributions of profits to non-controlling interest	—	—	—	—	—	—	—	—	—	(11,979)	(11,979)
Purchases of subsidiary shares from non-controlling interest	—	—	—	—	(5,306)	—	—	—	—	(2,189)	(7,495)
Net income attributable to non-controlling interest	—	—	—	—	—	(10,006)	—	—	—	9,788	(218)
Net income	—	—	—	—	—	440,086	—	—	—	—	440,086

Balance, September 30, 2013	80,446	$804	(7,561)	$(740,365)	$1,960,130	$2,938,752	$69,136	$(184,138)	$(2,450)	$28,801	$4,070,670

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$440,086	$429,184

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,625	96,955
Amortization of debt issuance costs	3,830	3,147
Stock-based compensation	41,795	39,981
Deferred taxes	(33,576)	(19,949)
Excess tax benefits from stock-based compensation	(5,997)	(5,885)
Other	427	(310)
Changes in assets and liabilities:
Customer accounts receivable	(47,641)	(10,972)
Prepaid expenses and other current assets	(3,177)	6,527
Noncurrent assets	(7,417)	3,855
Income taxes payable	42,692	20,260
Accounts payable, accrued salaries and benefits, and other accrued liabilities	31,187	9,921

Total adjustments	121,748	143,530

Net cash provided by operating activities	561,834	572,714

Investing activities
Capital expenditures	(76,286)	(23,745)
Capitalized software development costs	(27,623)	(26,205)
Cash paid for acquisitions, net of cash acquired	(49,201)	(18,250)
Proceeds from sale of (purchases of) available-for-sale short-term investments	(36,520)	43
Increase in restricted cash and investments	(69,485)	(27,657)

Net cash used in investing activities	(259,115)	(95,814)

Financing activities
Repayments of debt	(341,911)	(37,500)
Excess tax benefits from stock-based compensation	5,997	5,885
Issuance costs of debt facilities	(4,370)	—
Payments relating to treasury shares received for restricted stock tax payments and stock option exercises	(23,550)	(16,808)
Repurchases of common stock	—	(3,290)
Purchase of subsidiary shares from non-controlling interest	(10,380)	(4,005)
Distributions of profits to non-controlling interest	(11,979)	(11,973)
Proceeds from exercise of common stock options	10,444	6,960

Net cash used in financing activities	(375,749)	(60,731)

Effect of exchange rate changes on cash and cash equivalents	(1,899)	2,058

Net (decrease) increase in cash and cash equivalents	(74,929)	418,227
Cash and cash equivalents, beginning of period	1,612,195	822,949

Cash and cash equivalents, end of period	$1,537,266	$1,241,176

Supplemental cash flow disclosure
Cash paid for income taxes	$142,625	$170,507

Cash paid for interest	$16,700	$17,585

See accompanying notes.

IntercontinentalExchange, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Nature of Business and Organization

IntercontinentalExchange, Inc. (the “Company”) is a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the counter (“OTC”) markets, derivatives clearing houses and provider of post-trade services. The Company operates these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit derivatives, equity indexes and currency contracts. The Company owns and operates:

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

Pending NYSE Euronext Acquisition

In December 2012, the Company announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Under the agreement, which was amended and restated in March 2013, the Company has agreed to acquire NYSE Euronext under a newly formed holding company, IntercontinentalExchange Group, Inc. (“ICE Group”). Following successive merger transactions, the Company and NYSE Euronext will become wholly-owned subsidiaries of ICE Group. The transaction is currently valued at approximately $10.9 billion, based on the closing price of the Company’s stock on November 1, 2013. The final purchase price will be based on the actual market price per share of the Company’s stock on the closing date of the acquisition. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

Under the terms of the merger agreement, each share of the Company’s common stock owned by a stockholder of the Company will be converted into the right to receive one share of ICE Group common stock and each share of NYSE Euronext common stock owned by a NYSE Euronext stockholder (except for excluded and dissenting shares) will be converted into the right to receive 0.1703 of a share of ICE Group common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election, NYSE Euronext stockholders will have the right to make either a cash election to receive $33.12 in cash, or a stock election to receive 0.2581 of a share of ICE Group common stock, for each of their NYSE Euronext shares. Both the cash election and the stock election are subject to the adjustment and proration procedures set forth in the merger agreement to ensure that the total amount of cash paid, and the total number of shares of ICE Group common stock issued, are equal to the total amount of cash and number of shares that would have been paid and issued if all of the NYSE Euronext stockholders received the standard election amount. It is anticipated that the Company’s stockholders and NYSE Euronext stockholders will hold 64% and 36%, respectively, of the issued and outstanding shares of ICE Group common stock immediately after completion of the acquisition. If the acquisition is completed, it is currently estimated that payment of the stock portion of the acquisition consideration to the NYSE Euronext stockholders will require the Company to issue or reserve for issuance 42.4 million shares of ICE Group common stock in connection with the acquisition and that the cash consideration required to be paid for the cash portion of the acquisition consideration will be $2.7 billion. The Company plans to pay the cash portion of the acquisition consideration from cash on hand, the $1.4 billion of proceeds received on October 8, 2013 from ICE Group’s issuance of senior notes and $400 million of borrowings on October 31, 2013 under the Company’s revolving credit facility (Note 5).

The Company’s shareholders and the NYSE Euronext shareholders both approved the acquisition on June 3, 2013 and the Company received an unconditional competition clearance from the European Commission with respect to the acquisition on June 24, 2013. On October 2, 2013, the Chairmen’s Committee of Euronext Regulators issued a letter indicating that they are “not minded to object” to the acquisition of NYSE Euronext by the Company. The Company and NYSE Euronext now only await final approvals to be issued by national authorities and regulatory bodies in each of the relevant European jurisdictions in order to complete the transaction and closing is expected to occur in November 2013.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of the Company’s management, necessary for a fair presentation of results for the interim periods presented. These adjustments are of a normal recurring nature.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the nine months and three months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and controlled subsidiaries. All intercompany balances and transactions between the Company and its wholly-owned and majority-owned subsidiaries have been eliminated in consolidation.

Recently Adopted and New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to disclose additional information about changes in and significant items reclassified out of accumulated other comprehensive income. The guidance was required to be applied to reporting periods beginning after December 15, 2012. The guidance was adopted by the Company as of January 1, 2013 and this standard did not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB amended Accounting Standards Codification 740, “Income Taxes.” The amendment provides guidance on the financial statement presentation of an unrecognized tax benefit, as either a reduction of a deferred tax asset or as a liability, when a net operating loss carryforward, similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013 and may be applied on a retrospective basis. Early adoption is permitted. The Company does not expect to adopt this amendment early, and the adoption is not expected to have a material effect on the Company’s consolidated financial statements.

3.	Short-Term and Long-Term Restricted Cash and Investments

The Company classifies all cash and cash equivalents and investments that are not available for general use by the Company, either due to regulatory requirements or restrictions in specific agreements, as restricted in the accompanying consolidated balance sheets.

As a U.K. Recognized Investment Exchange, ICE Futures Europe is required by the Financial Conduct Authority in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of September 30, 2013 and December 31, 2012, this amount for ICE Futures Europe was equal to $36.7 million and $18.1 million, respectively, and such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. As a U.K. Recognized Clearing House, ICE Clear Europe is also required by the Bank of England in the United Kingdom to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents or investments at all times. As of September 30, 2013 and December 31, 2012, this amount for ICE Clear Europe was equal to $74.6 million and $33.7 million, respectively, and such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. The aggregate $59.5 million increase in the regulatory capital of ICE Futures Europe and ICE Clear Europe during the nine months ended September 30, 2013 was primarily due to changes to the regulatory capital calculations that were implemented in February 2013 which no longer allow for certain deductions in the calculation of each entity’s six months of operating expenditures.

As a Designated Contract Market, ICE Futures U.S. is required by the Commodity Futures Trading Commission to restrict the use of the equivalent of six months of operating expenditures, subject to certain deductions, in cash or cash equivalents at all times. As of September 30, 2013 and December 31, 2012, this amount for ICE Futures U.S. was equal to $37.5 million and $30.4 million, respectively, and such amounts are reflected as short-term restricted cash and investments in the accompanying consolidated balance sheets. The $7.1 million increase in the regulatory capital of ICE Futures U.S. during the nine months ending September 30, 2013 was primarily due to adjustments to certain expenditures that resulted in lower deductions in the calculation of the six months of operating expenditures.

4.	Goodwill and Other Intangible Assets

The following is a summary of the activity in the goodwill balance for the nine months ended September 30, 2013 (in thousands):

Goodwill balance at December 31, 2012	$1,937,977
Acquisition	23,292
Foreign currency translation	384
Other activity	(47)

Goodwill balance at September 30, 2013	$1,961,606

The following is a summary of the activity in the other intangible assets balance for the nine months ended September 30, 2013 (in thousands):

Other intangible assets balance at December 31, 2012	$798,960
Acquisition	54,086
Foreign currency translation	478
Amortization of other intangible assets	(49,609)

Other intangible assets balance at September 30, 2013	$803,915

On March 26, 2013, the Company acquired 79% of the derivatives and spot business of the energy exchange formerly known as APX-ENDEX. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake. The acquisition followed the demerger of APX-ENDEX into two separate entities, a spot power and clearing entity and a derivatives and spot gas entity. The Company renamed the acquired business ICE Endex and it is based on the derivatives and spot gas business of the former APX-ENDEX. ICE Endex offers a liquid, transparent and accessible continental European trading hub for natural gas and power derivatives, gas balancing markets and gas storage services, including the Title Transfer Facility Virtual Trading Point in the Netherlands, the U.K. On-the-Day Commodity Market and the Belgian Zeebrugge Trading Point. The trade execution and clearing of ICE Endex derivatives products transitioned to the Company’s trading platform and to ICE Clear Europe, respectively, on October 7, 2013. ICE Endex is based in Amsterdam and one of its subsidiaries retains a license to operate a regulated market in the Netherlands. The launch of ICE Endex in conjunction with Gasunie expands the Company’s ability to serve participants in the continental European natural gas and power markets.

The ICE Endex purchase price was allocated to the net tangible and identifiable intangible assets based on the estimated fair value of those assets as of March 26, 2013. The net tangible and identifiable intangible assets acquired were $43.4 million. The Company has recorded intangible assets of $52.0 million for exchange traded contracts, which have been assigned an indefinite life, $912,000 for customer relationships, which have been assigned a 15-year useful life, and $195,000 in other intangible assets. The excess of the purchase price over the net tangible and identifiable intangible assets was $23.3 million and was recorded as goodwill. The goodwill amount was allocated to the futures reporting unit for purposes of impairment testing. The Company estimated that none of the goodwill acquired in the acquisition will be deductible for tax purposes.

As part of the ICE Endex purchase agreement, Gasunie has a put option to sell to the Company (and the Company has a call option to purchase from Gasunie) Gasunie’s entire stake at fair market value provided that the fair value falls between a stated cap and floor. Both the call and put option become exercisable two years from the date of closing of the acquisition and expire five years from the date of closing. Since the likelihood of the Company acquiring the non-controlling interest in the future is probable, the Company has recorded the full redemption value of $15.4 million as of September 30, 2013 as mezzanine equity and classified the related balance as “redeemable non-controlling interest” in the accompanying consolidated balance sheet. Changes in the redemption value of the non-controlling interest are recorded to the redeemable non-controlling interest balance in full as they occur.

The foreign currency translation adjustments result from a portion of the Company’s goodwill and other intangible assets being held at the Company’s U.K., Dutch and Canadian subsidiaries, whose functional currencies are not the U.S. dollar. The Company did not recognize any impairment losses on goodwill or other intangible assets during the nine or three months ended September 30, 2013 and 2012.

5.	Debt

Five Year Revolving Facility and Term Loan (The Credit Facilities)

In November 2011, the Company entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion (the “Credit Facilities”). The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility (the “Term Loan Facility”) and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility (the “Revolving Facility”). As of September 30, 2013, the Company has $390.6 million aggregate principal amount of borrowings outstanding in the form of a LIBOR rate loan with a stated interest rate of 1.43% per annum under the Term Loan Facility. During December 2012, the Company borrowed $295.0 million under the Revolving Facility for temporary borrowing capacity to facilitate intercompany transactions. Of the $295.0 million that was borrowed, $199.5 million was repaid during the three months ended March 31, 2013 and the remaining $95.5 million was repaid during the three months ended June 30, 2013. As of September 30, 2013, the full amount of $2.1 billion remained available for borrowing under the Revolving Facility. The Credit Facilities include an unutilized revolving credit commitment fee that is equal to the unused maximum revolver amount, which was $2.1 billion as of September 30, 2013, multiplied by an applicable margin rate. The applicable margin rate was 0.175% as of September 30, 2013. The Credit Facilities mature on November 9, 2016.

On September 27, 2013, the Company agreed with the lenders under the Credit Facilities to amend the terms of the Credit Facilities to make certain changes, including, effective upon the consummation of the NYSE Euronext acquisition, to elevate reporting and financial covenants to ICE Group and its consolidated subsidiaries. The Credit Facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other matters. The Credit Facilities also contain other customary representations, warranties and covenants.

On October 31, 2013, the Company borrowed $900 million under the Revolving Facility, of which $400 million will be used to pay the cash portion of the purchase price for the pending acquisition of NYSE Euronext while the remaining $500 million will be used to pay related deal fees and expenses and payoff the outstanding commercial paper obligations of NYSE Euronext.

Private Senior Notes

Simultaneous with entering into the Credit Facilities in November 2011, the Company also entered into a note purchase agreement with various institutional investors providing for the sale of $400.0 million aggregate principal amount of Company senior notes, consisting of $200.0 million of the Company’s 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200.0 million of the Company’s 4.69% Senior Notes, Tranche B, due November 9, 2021 (collectively, the “Private Senior Notes”).

On September 27, 2013, the Company and the holders of its outstanding Private Senior Notes entered into a first amendment and waiver agreement (the “Amendment and Waiver”) to the note purchase agreement. On October 16, 2013, following the issuance of the $1.4 billion in Public Senior Notes discussed below and in accordance with the Amendment and Waiver, the Company prepaid the $400.0 million Private Senior Notes, and made a $48.9 million make whole payment to the Private Senior Notes investors. The Private Senior Notes are no longer outstanding and the $400.0 million in Private Senior Notes are reflected as “current portion of long-term debt” in the accompanying consolidated balance sheet as of September 30, 2013. The $48.9 million make whole payment was recorded as other expense in October 2013. As discussed below, to fund the prepayment of the Private Senior Notes and the associated make whole payment, the Company borrowed $450.0 million on October 11, 2013 under the 364 Day Facility. Accrued interest of $7.7 million was also paid in connection with this prepayment.

364 Day Facility

On July 12, 2013, the Company entered into a new $600.0 million 364 day senior unsecured revolving credit facility (the “364 Day Facility”) pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders signatory thereto. The 364 Day Facility includes an option for the Company to propose an increase in the aggregate amount available by $200.0 million during the term of the 364 Day Facility. The 364 Day Facility may be used for the Company’s working capital and general corporate purposes, including but not limited to, the funding of the prepayment of the Private Senior Notes in connection with the pending NYSE Euronext acquisition. As discussed above, on October 11, 2013, the Company borrowed $450.0 million under the 364 Day Facility to fund the prepayment of the Private Senior Notes and associated make whole payment in an aggregate amount of $448.9 million.

Each loan under the 364 Day Facility will, at the option of the Company, bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on the Company’s total leverage ratio calculated on a trailing twelve-month period. With certain exceptions, the Company may prepay the outstanding loans under the 364 Day Facility, in whole or in part, without premium or penalty. The Company has a LIBOR-rate loan with a stated interest rate of 1.42% per annum related to $450.0 million that was borrowed on October 11, 2013.

On September 27, 2013, the Company agreed with the lenders under the 364 Day Facility to amend the terms of the 364 Day Facility in a manner substantially consistent with the amendments to the Credit Facilities as described above. The 364 Day Facility contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets, the incurrence of additional debt or the creation of liens and other fundamental changes to the Company’s business that are substantially similar to those in the Credit Facilities.

Public Senior Notes

On October 8, 2013, a subsidiary of the Company, ICE Group (which at the closing of the pending NYSE Euronext acquisition, will become the ultimate parent of the group through a series of merger transactions), issued $600.0 million principal amount of 2.50% Senior Notes due 2018 (the “2018 Senior Notes”) and $800.0 million principal amount of 4.00% Senior Notes due 2023 (the “2023 Senior Notes”, together with the 2018 Senior Notes, the “Public Senior Notes”). The 2018 Senior Notes will mature on October 15, 2018, and the 2023 Senior Notes will mature on October 15, 2023. Interest on the Public Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2014.

The Company intends to use the proceeds from the Public Senior Notes offering, together with cash on hand and $400 million of borrowings on October 31, 2013 under the Revolving Facility, to fund the $2.7 billion cash portion of the purchase price of the pending acquisition of NYSE Euronext (Note 1).

The Public Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, reporting obligations, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions.

6.	Stock-Based Compensation

The Company currently sponsors employee and director stock option and restricted stock plans. Stock options and restricted stock are granted at the discretion of the compensation committee of the board of directors. All stock options and restricted stock awards are granted at an exercise price equal to the fair value of the common stock on the date of grant. The grant date fair value is based on the closing stock price on the date of grant. The fair value of the stock options and restricted stock on the date of grant is recognized as expense over the vesting period, net of estimated forfeitures. The non-cash compensation expenses recognized in the Company’s consolidated statements of income for the stock options and restricted stock were $41.8 million and $40.0 million for the nine months ended September 30, 2013 and 2012, respectively, and $11.9 million and $11.7 million for the three months ended September 30, 2013 and 2012, respectively.

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

The following is a summary of stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2012	933,953	$85.07
Granted	148,717	129.36
Exercised	(164,190)	63.72

Outstanding at September 30, 2013	918,480	96.06

Details of stock options outstanding as of September 30, 2013 are as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (In thousands)
Vested or expected to vest	918,480	$96.06	5.4	$79,048
Exercisable	718,742	$88.02	4.4	$67,774

The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $16.5 million and $18.3 million, respectively, and was $3.3 million and $4.0 million during the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there were $6.4 million in total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years as the stock options vest.

The Company uses the Black-Scholes option pricing model for purposes of valuing stock option awards. During the nine months ended September 30, 2013 and 2012, the Company used the weighted-average assumptions in the table below to compute the value of all options for shares of common stock granted to employees:

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

In January 2013, the Company reserved a maximum of 449,420 restricted shares for potential issuance as performance-based restricted shares for certain Company employees. The number of shares granted under the performance awards will be based on the Company’s actual financial performance as compared to financial performance targets set by the Company’s board of directors and compensation committee for the year ending December 31, 2013. These restricted shares are also subject to a market condition that could reduce the number of shares that are granted above certain performance targets if the Company’s 2013 total shareholder return falls below the 2013 return of the S&P 500 Index and if the Company achieved an above “target” financial performance level threshold. If the Company’s 2013 total shareholder return were to fall below the 2013 return of the S&P 500 Index, the reduction would be either 10% or 20% of the number of shares granted above certain performance targets, depending on the difference in the aforementioned returns. The grant date was January 11, 2013, which was the date when the Company and the employees reached a mutual understanding of award terms. January 1, 2013 is the service inception date as that is the beginning of the performance period and is the date when the requisite service period began. The maximum compensation expense to be recognized under these performance-based restricted shares is $56.1 million if the maximum financial performance target is met and 449,420 shares vest. The compensation expense to be recognized under these performance-based restricted shares will be $28.0 million if the target financial performance is met and 224,710 shares vest. The Company will recognize expense on an accelerated basis over the three-year vesting period based on the Company’s quarterly assessment of the probable 2013 actual financial performance as compared to the 2013 financial performance targets. If the market condition is not achieved, compensation cost will not be affected since the grant date fair value of the award gave consideration to the probability of market condition achievement. As of September 30, 2013, the Company determined that it is probable that the financial performance will be below target for 2013. Based on this assessment as of September 30, 2013, the Company recorded non-cash compensation expense of $10.5 million and $1.8 million for the nine and three months ended September 30, 2013, respectively, related to these shares and the remaining $12.1 million in non-cash compensation expense based on this assessment will be recorded on an accelerated basis over the remaining vesting period, including $3.5 million of which will be recorded during the fourth quarter of 2013.

The following is a summary of non-vested restricted share activity for the nine months ended September 30, 2013:

	Number of Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share
Non-vested at December 31, 2012	878,086	$113.25
Granted	714,134	129.79
Vested	(417,922)	112.74
Forfeited	(32,872)	122.50

Non-vested at September 30, 2013	1,141,426	123.52

Restricted stock shares granted in the table above include both time-based and performance-based grants. Performance-based shares have been adjusted to reflect the actual shares to be issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the maximum number of restricted shares that would vest if the maximum performance targets are met. As of September 30, 2013, there were $64.7 million in total unrecognized compensation costs related to the time-based restricted stock and the performance-based restricted stock. These costs are expected to be recognized over a weighted average period of 1.8 years as the restricted stock vests. These unrecognized compensation costs assume that the financial performance will be below target for the performance-based restricted shares granted in January 2013. During the nine months ended September 30, 2013 and 2012, the total fair value of restricted stock vested under all restricted stock plans was $60.1 million and $45.1 million, respectively.

7.	Income Taxes

The Company’s effective tax rate decreased to 27% and 25% for the nine and three months ended September 30, 2013, respectively, from 29% and 27% for the nine and three months ended September 30, 2012, respectively. The effective tax rates for the nine and three months ended September 30, 2013 and 2012 are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2013, the United Kingdom reduced the corporate income tax rate from the previously enacted 23% to 21% effective April 1, 2014 and to 20% effective April 1, 2015. The effective tax rates for the nine and three months ended September 30, 2013 are lower than the effective tax rates for the comparable periods in 2012 primarily due to these foreign income tax rate reductions, the increase in income from foreign jurisdictions relative to the United States, and extended research and development tax credits under the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013.

The Company’s non-U.S. subsidiaries had $1.8 billion in cumulative undistributed earnings as of September 30, 2013. This amount represents the post-income tax earnings under U.S. GAAP adjusted for previously taxed income. The earnings from the Company’s non-U.S. subsidiaries are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to various non-U.S. countries.

8.	Clearing Organizations

The Company operates five regulated central counterparty clearing houses for the settlement and clearance of derivative contracts. ICE Clear U.S. performs the clearing and settlement of agricultural and financial futures and options contracts traded through ICE Futures U.S. and ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America. ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and ICE Endex, for CDS contracts submitted for clearing in Europe, for energy futures and options contracts trading through ICE Futures U.S. and beginning July 1, 2013, for London-based derivatives contracts traded through NYSE Liffe as discussed below. TCC offers for clearing certain OTC benchmark treasury futures contracts. ICE Clear U.S., ICE Clear Europe, ICE Clear Canada, ICE Clear Credit and TCC are referred to herein collectively as the “ICE Clearing Houses”.

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

Each of the ICE Clearing Houses has equal and offsetting claims to and from their respective clearing members on opposite sides of each cleared contract; this allows the ICE Clearing Houses to serve as the central financial counterparty on every cleared contract. Each ICE Clearing House bears financial counterparty credit risk in the event that market movements create conditions that lead to its clearing members failing to meet their financial obligations to that ICE Clearing House. Accordingly, the ICE Clearing Houses account for this central counterparty guarantee as a performance guarantee. Given that each contract is margined and marked or settled on at least a daily basis for each clearing member, the ICE Clearing Houses’ maximum estimated exposure for this guarantee, excluding the risk management program discussed below, is $58.1 billion as of September 30, 2013, which represents the maximum estimated value by the ICE Clearing Houses of a hypothetical one day movement in pricing of the underlying unsettled contracts. This amount is based on calculations determined using proprietary risk management software that simulates gains and losses based on historical market prices, volatility and other factors present at that point in time for those particular unsettled contracts. Future actual market price volatility could result in the exposure being significantly different than the amount estimated by the ICE Clearing Houses. The net notional value of unsettled contracts was $2.6 trillion as of September 30, 2013. The Company performed calculations to determine the fair value of its counterparty performance guarantee taking into consideration factors such as daily settlement of contracts, margining requirements, other elements of the Company’s risk management program, historical evidence of default payments, and estimated probability of potential default payouts by the ICE Clearing Houses. Based on these analyses, the estimated counterparty performance guaranty liability was determined to be nominal and no liability was recorded as of September 30, 2013.

The ICE Clearing Houses seek to reduce their exposure through a risk management program that includes initial and ongoing financial standards for clearing member admission and continued membership, original and variation margin requirements, and mandatory deposits to the Guaranty Fund. The amounts that the clearing members are required to maintain in the original margin and Guaranty Fund accounts are determined by standardized parameters established by the margin or risk committees, risk management departments and the boards of directors of each of the ICE Clearing Houses and may fluctuate over time. As of September 30, 2013, the ICE Clearing Houses have received or have been pledged $72.0 billion in cash and non-cash collateral in original margin, unsettled variation margin, performance collateral for delivery and Guaranty Fund deposits to cover price movements of underlying contracts. The ICE Clearing Houses also have powers of assessment that provide the ability to collect additional funds from their clearing members to cover a defaulting member’s remaining obligations up to the limits established under the respective rules of each ICE Clearing House.

Should a particular clearing member fail to deposit original margin, or to make a variation margin payment, when and as required, the relevant ICE Clearing House may liquidate or hedge the clearing member’s open positions and use the clearing member’s margin and Guaranty Fund deposits to make up the amount owed. In the event that those deposits are not sufficient to pay the amount owed in full, the ICE Clearing Houses may utilize the respective Guaranty Fund deposits of all clearing members on a pro-rata basis for that purpose. The Company has contributed $110.0 million and $50.0 million to the ICE Clear Europe and ICE Clear Credit Guaranty Funds, respectively, as of September 30, 2013, and such amounts are at risk and could be used in the event of a clearing member default where the amount of the defaulting clearing member’s original margin and Guaranty Fund deposits are insufficient.

As of September 30, 2013, original margin, Guaranty Fund and performance collateral for delivery cash deposits are as follows for the ICE Clearing Houses (in thousands):

	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	Total
Original margin	$1,150,179	$24,797,197	$30,745	$12,904,099	$146	$38,882,366
Guaranty Fund	39,374	2,132,380	10,219	2,308,113	2,840	4,492,926
Performance collateral for delivery	—	58,127	7,273	—	—	65,400

Total	$1,189,553	$26,987,704	$48,237	$15,212,212	$2,986	$43,440,692

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

In December 2012, the Company and NYSE Euronext announced that ICE Clear Europe and LIFFE Administration and Management entered into a clearing services agreement for ICE Clear Europe to provide clearing services to the London-based derivatives markets operated by NYSE Liffe. The completion of the clearing transition for the London-based derivatives market of NYSE Liffe to ICE Clear Europe occurred on July 1, 2013. The clearing transition involved 43 member firms with 75 million contract sides transferred to ICE Clear Europe, including the transfer and funding of $11.7 billion in original margin and Guaranty Fund deposits to ICE Clear Europe.

Of the $27.0 billion total cash deposits for ICE Clear Europe as of September 30, 2013, which are primarily held in U.S. dollars, euros and pounds sterling, $19.7 billion relates to futures and options products and $7.3 billion relates to cleared OTC European CDS instruments. ICE Clear Europe offers a separate clearing platform, risk model and risk pool for futures and options products, which includes the NYSE Liffe products, that is distinct from those associated with cleared OTC European CDS instruments.

The $15.2 billion of ICE Clear Credit cash deposits as of September 30, 2013 primarily represent funds invested under reverse repurchase agreements with several counterparty banks, none of which are clearing members, through a third party custodian bank. Under these arrangements, ICE Clear Credit purchases U.S. Treasury securities and other U.S. securities and the various counterparties agree to repurchase the instruments the following business day at a set price, plus interest. Of the $27.0 billion of ICE Clear Europe cash deposits as of September 30, 2013, $26.6 billion represent funds invested under reverse repurchase agreements through two third party investment and custody agents, with several different counterparty banks, some of which are also our clearing members and are large commercial financial institutions. Under these arrangements, ICE Clear Europe primarily purchases U.S. Treasury securities and certain sovereign debt obligations from the seven largest industrialized nations, and the various counterparties agree to repurchase the instruments on the set repurchase date at the set repurchase price, plus interest. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and repurchase agreements. The remaining cash deposits at the ICE Clearing Houses are held in demand deposit accounts at various financial institutions.

In addition to the cash deposits for original margin, the Guaranty Fund, unsettled variation margin, and performance collateral for delivery, the ICE Clearing Houses have also received other assets from clearing members, which may include government obligations, money market mutual fund shares, certificates of deposit, letters of credit, gold or emission allowances to mitigate its credit risk. These assets are not reflected in the accompanying consolidated balance sheets as the risks and rewards of these assets remain with the clearing members. These assets are held in safekeeping and any interest and gain or loss accrues to the clearing member. For certain non-cash deposits, the ICE Clearing Houses may impose haircut rates to ensure adequate collateral levels to account for fluctuations in the market value of these deposits. As of September 30, 2013 and December 31, 2012, the assets pledged by the clearing members as original margin and Guaranty Fund deposits for each of the ICE Clearing Houses are detailed below (in thousands):

	As of September 30, 2013					As of December 31, 2012
	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC	ICE Clear U.S.	ICE Clear Europe	ICE Clear Canada	ICE Clear Credit	TCC
Original margin:
Government securities at face value	$6,298,001	$16,073,221	$97,524	$2,869,149	$—	$5,778,842	$6,384,390	$81,693	$3,959,997	$—
Money market mutual funds	879,003	—	—	—	—	1,027,690	—	—	—	—
Letters of credit	—	1,493,001	4,366	—	—	—	967,500	4,516	—	—
Gold	—	100,814	—	—	—	—	126,464	—	—	—

Total	$7,177,004	$17,667,036	$101,890	$2,869,149	$—	$6,806,532	$7,478,354	$86,209	$3,959,997	$—

Guaranty Fund:
Government securities at face value	$246,162	$380	$17,454	$476,960	$1,715	$250,282	$247,003	$45,664	$652,877	$2,562
Money market mutual funds	16,065	—	—	—	—	20,768	—	—	—	—

Total	$262,227	$380	$17,454	$476,960	$1,715	$271,050	$247,003	$45,664	$652,877	$2,562

9.	Legal Proceedings

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

All of the previously disclosed complaints in the Chancery Court of the State of Delaware (the “Delaware Actions”) and in the Supreme Court of the State of New York (the “New York Actions”) on behalf of a putative class of NYSE Euronext stockholders challenging the pending merger between the Company and NYSE Euronext were dismissed without prejudice by the respective court in Delaware and New York. Neither the Company nor NYSE Euronext paid any amounts to the plaintiffs in the Delaware Actions or New York Actions but did incur the costs of their own expenses in defending these cases.

In addition, during the third quarter of 2013, the Company resolved all of the previously disclosed litigation matters relating to its acquisition of the Climate Exchange and the corresponding claims by certain holders of trading privileges (a right to trade at a discount) at Chicago Climate Futures Exchange, LLC (“CCFE”) in connection with their purchase of trading privileges at CCFE. These disputes were resolved for an immaterial amount.

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

In general, the Company uses Level 1 inputs to determine fair value. The Level 1 inputs consist of U.S. Treasury securities and long-term investments in equity securities. If quoted prices are not available to determine fair value, the Company uses other inputs that are observable either directly or indirectly. Financial assets and liabilities recorded in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012 are classified in their entirety based on the lowest level of input that is significant to the asset or liability’s fair value measurement. Financial instruments measured at fair value on a recurring basis as of September 30, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
U.S. Treasury securities	$99,954	$—	$—	$99,954
Long-term investments in equity securities	329,962	—	—	329,962

Total assets at fair value	$429,916	$—	$—	$429,916

Financial instruments measured at fair value on a recurring basis as of December 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets at fair value:
Long-term investments in equity securities	$391,345	$—	$—	$391,345

As of September 30, 2013, the Company is holding $100.0 million in U.S. Treasury securities, all of which had maturities of less than one year from the date of purchase. The Company accounts for these securities using the available-for-sale method. Of these securities, $36.5 million are recorded as short-term investments and $63.5 million are recorded as short-term restricted cash and investments in the accompanying consolidated balance sheet as of September 30, 2013 (Note 3).

As of September 30, 2013 and December 31, 2012, the fair value of the Company’s $400.0 million Private Senior Notes is $423.9 million and $424.2 million, respectively, and this fair value is estimated based on quoted prices for similar instruments. As discussed in Note 5, the Company prepaid the Private Senior Notes on October 16, 2013. The fair value of the Company’s other short-term and long-term debt approximates the carrying value since the rates of interest on the debt approximate market rates as of September 30, 2013 and December 31, 2012. All other financial instruments are determined to approximate carrying value due to the short period of time to their maturities.

The Company acquired 31.6 million shares, or 12%, of the common stock of Cetip, S.A. (“Cetip”) for an aggregate consideration of $514.1 million in cash on July 15, 2011. The Company accounts for its investment in Cetip as an available-for-sale investment. The Company’s investment in Cetip was made in, and the shares are valued in, Brazilian reais. As of September 30, 2013, the fair value of the equity security investment was $330.0 million and was classified as a long-term investment in the Company’s consolidated balance sheet. Changes in the fair value of available-for-sale securities are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations. The accumulated unrealized loss of $184.1 million as of September 30, 2013 was recorded as a component of accumulated other comprehensive income (loss) and included an unrealized loss of $61.4 million for the nine months ended September 30, 2013. The accumulated unrealized loss resulted from $141.6 million in foreign currency translation losses relating to the decrease in value of the Brazilian real relative to the U.S. dollar from the investment date of July 15, 2011 through September 30, 2013 and by a $42.5 million decrease in the stock price of Cetip through September 30, 2013.

The Company evaluated the near-term prospects of Cetip in relation to the severity and duration of the unrealized loss. Based on that evaluation and the Company’s ability and intent to hold this equity security investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired as of September 30, 2013. In making this determination, the Company considered that the share price of the securities and the exchange rate between the Brazilian real and the U.S. dollar fluctuates significantly during the quarter as well as from quarter to quarter and the investment had an accumulated unrealized gain of $9.2 million as recently as of March 31, 2012. The Company will continue to monitor the share price and exchange rate relating to this investment. If the fair value continues to be below the acquisition price for an extended period of time and recovery is not likely, this could result in an impairment charge in the near future.

The Company did not use Level 2 or 3 inputs to determine the fair value of assets or liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. The Company measures certain assets, such as intangible assets and cost and equity method investments, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. As of September 30, 2013 and December 31, 2012, none of these assets were required to be recorded at fair value since no impairment indicators were present. Cost and equity method investments were $9.7 million and $9.9 million as of September 30, 2013 and December 31, 2012, respectively.

11.	Earnings Per Common Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations for the nine months and three months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income attributable to IntercontinentalExchange, Inc.	$430,080	$422,104	$141,315	$131,082

Weighted average common shares outstanding	72,787	72,729	72,867	72,789

Basic earnings per common share	$5.91	$5.80	$1.94	$1.80

Diluted:
Weighted average common shares outstanding	72,787	72,729	72,867	72,789

Effect of dilutive securities:
Stock options and restricted shares	583	610	658	622

Diluted weighted average common shares outstanding	73,370	73,339	73,525	73,411

Diluted earnings per common share	$5.86	$5.76	$1.92	$1.79

Basic earnings per common share is calculated using the weighted average common shares outstanding during the period. Common equivalent shares from stock options and restricted stock awards, using the treasury stock method, are also included in the diluted earnings per share calculations unless their effect of inclusion would be antidilutive. During the nine months ended September 30, 2013 and 2012, 8,000 and 225,000 outstanding stock options, respectively, were not included in the computation of diluted earnings per common share because to do so would have had an antidilutive effect due to the stock option exercise prices being greater than the average market price of the common shares during the relevant periods.

12.	Subsequent Events

The Company has evaluated subsequent events and determined that no events or transactions met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements, except those events disclosed in Notes 1 and 5.

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

Overview and Our Business Environment

We are a leading operator of regulated global markets and clearing houses, including futures exchanges, over-the-counter, or OTC, markets, derivatives clearing houses and provider of post-trade services. We operate these global marketplaces for trading and clearing of a broad array of energy, environmental and agricultural commodities, credit derivatives, equity indexes and currency contracts. We offer electronic platforms for the trading of products in both the futures and OTC markets together with clearing services, post-trade processing and market data. Through our widely-distributed electronic markets, we bring together buyers and sellers of derivative and physical commodities and financial contracts by offering a range of services to support our participants’ risk management and trading activities.

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

ICE Clear Canada performs the clearing and settlement for all futures and options contracts traded through ICE Futures Canada. ICE Clear Credit performs the clearing and settlement for CDS contracts submitted for clearing in North America. ICE Clear Europe performs the clearing and settlement for all futures and options contracts traded through ICE Futures Europe and ICE Endex, for CDS contracts submitted for clearing in Europe, for energy futures and options contracts trading through ICE Futures U.S. and beginning July 1, 2013, for London-based derivatives contracts traded through NYSE Liffe as discussed below. ICE Clear U.S. performs the clearing and settlement of all futures and options contracts traded through ICE Futures U.S. except for the energy futures and options contracts. We operate our markets primarily on our electronic platforms.

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

In December 2012, we and NYSE Euronext announced that ICE Clear Europe and NYSE Liffe entered into a clearing services agreement for ICE Clear Europe to provide clearing services to NYSE Liffe. The completion of the clearing transition for the London-based derivatives market of NYSE Liffe to ICE Clear Europe occurred on July 1, 2013. The clearing transition involved 43 member firms with 75 million contract sides transferred to ICE Clear Europe, including the transfer and funding of $11.7 billion in original margin and guaranty fund deposits to ICE Clear Europe. The migration covered over 1,300 products across bond, commodity, equity, index and interest rate derivatives and ten new settlement currencies for ICE Clear Europe. Following the migration of clearing for NYSE Liffe products, ICE Clear Europe provides clearing services for energy, emissions, agricultural, credit, interest rate, fixed income and equity derivatives.

On August 22, 2013, ICE Link, our post-trade workflow tool for the global CDS market, was made available on Cetip’s Brazilian bond trading platform. ICE Link provides operational efficiency to the post-trade workflow and makes these activities faster, safer and more standardized. ICE Link executes essential procedures of the post-trade workflow such as exchange of accounts allocation, confirmation and integration of the complete transactional data to clients’ internal systems and Cetip’s registration systems for corporate bonds. ICE Link is the most widely adopted post trade affirmation service for CDS and provides connectivity to more than 800 market participants.

On October 7, 2013, ICE Clear Europe launched client clearing for European index and single name CDS after receiving required regulatory approvals. The client clearing solution is currently available for 43 European index and 121 corporate single name CDS instruments. The client clearing solution permits firms to retain important trading and contractual relationships, including accepting transactions from a range of competitive existing execution models. In the United States, ICE Clear Credit commenced client clearing in 2009 and has cleared $2.6 trillion in gross notional value through September 30, 2013.

Consolidated Financial Highlights

The following summarizes significant changes in our consolidated financial performance for the periods presented (dollars in thousands, except per share amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Total revenues	$1,061,377	$1,039,594	2%	$337,871	$323,187	5%
Total operating expenses	$434,461	$404,945	7%	$135,725	$129,136	5%
Operating income	$626,916	$634,649	(1%)	$202,146	$194,051	4%
Operating margin	59%	61%	(2 pts)	60%	60%	— pts
Total other expense, net	$26,371	$28,351	(7%)	$9,591	$9,392	2%
Income tax expense	$160,459	$177,114	(9%)	$47,511	$50,552	(6%)
Effective tax rate	27%	29%	(2 pts)	25%	27%	(2 pts)
Net income attributable to ICE	$430,080	$422,104	2%	$141,315	$131,082	8%
Adjusted net income attributable to ICE	$454,293	$422,104	8%	$144,627	$131,082	10%
Diluted earnings per share attributable to ICE common shareholders	$5.86	$5.76	2%	$1.92	$1.79	7%
Adjusted diluted earnings per share attributable to ICE common shareholders	$6.19	$5.76	7%	$1.97	$1.79	10%
Cash flows from operating activities	$561,834	$572,714	(2%)

•	Consolidated revenues for the nine and three months ended September 30, 2013 increased from the comparable periods in 2012 primarily due to higher trading volume in our global oil contracts, including the ICE Brent Crude oil, WTI Crude oil and global oil and refined contracts, and increases in our market data fees and other revenues, partially offset by lower trading volume in our North American natural gas futures and options contracts. See “— Consolidated Revenues — Transaction and Clearing Fees, net” below.

•	Consolidated operating expenses for the nine and three months ended September 30, 2013 increased from the comparable periods in 2012 primarily due to a $22.4 million and $3.8 million increase in our consolidated acquisition-related transaction costs expenses for the nine and three months ended September 30, 2013, respectively, and a $8.2 million increase in our consolidated rent and occupancy expenses for the nine months ended September 30, 2013. See “—Consolidated Operating Expenses” below.

•	Adjusted net income attributable to ICE and adjusted diluted earnings per share attributable to ICE common shareholders for the nine and three months ended September 30, 2013 are calculated by excluding items that are not reflective of our core business performance and the related income tax effect. See “—Non-GAAP Financial Measures” below.

Pending and Completed Acquisitions

NYSE Euronext

In December 2012, we announced an agreement to acquire NYSE Euronext in a stock and cash transaction. Under the agreement, which was amended and restated in March 2013, we have agreed to acquire NYSE Euronext under a newly formed holding company, IntercontinentalExchange Group, Inc., or ICE Group. Following successive merger transactions, we and NYSE Euronext will become wholly-owned subsidiaries of ICE Group. The transaction is currently valued at approximately $10.9 billion, based on the closing price of our stock on November 1, 2013. The final purchase price will be based on the actual market price per share of ICE common stock on the closing date of the acquisition. NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange, NYSE Arca, Inc. and NYSE MKT LLC in the United States and the European-based exchanges that comprise Euronext N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

Under the terms of the merger agreement, each share of our common stock owned by a stockholder of ICE will be converted into the right to receive one share of ICE Group common stock and each share of NYSE Euronext common stock owned by a NYSE Euronext stockholder (except for excluded and dissenting shares) will be converted into the right to receive 0.1703 of a share of ICE Group common stock and $11.27 in cash (this is referred to as the “standard election amount”). In lieu of the standard election, NYSE Euronext stockholders will have the right to make either a cash election to receive $33.12 in cash, or a stock election to receive 0.2581 of a share of ICE Group common stock, for each of their NYSE Euronext shares. Both the cash election and the stock election are subject to the adjustment and proration procedures set forth in the merger agreement to ensure that the total amount of cash paid, and the total number of shares of ICE Group common stock issued, are equal to the total amount of cash and number of shares that would have been paid and issued if all of the NYSE Euronext stockholders received the standard election amount. It is anticipated that our stockholders and NYSE Euronext stockholders will hold 64% and 36%, respectively, of the issued and outstanding shares of ICE Group common stock immediately after completion of the acquisition. If the acquisition is completed, it is currently estimated that payment of the stock portion of the acquisition consideration to the NYSE Euronext stockholders will require us to issue or reserve for issuance 42.4 million shares of ICE Group common stock in connection with the acquisition and that the cash consideration required to be paid for the cash portion of the acquisition consideration will be $2.7 billion. We plan to pay the cash portion of the acquisition consideration from cash on hand, the $1.4 billion of proceeds received on October 8, 2013 from ICE Group’s issuance of senior notes and $400 million of borrowings on October 31, 2013 under our revolving credit facility. See “— Loan Agreements” below

The ICE shareholders and the NYSE Euronext shareholders both approved the acquisition on June 3, 2013 and we received an unconditional competition clearance from the European Commission with respect to the acquisition on June 24, 2013. On October 2, 2013, the Chairmen’s Committee of Euronext Regulators issued a letter indicating that they are “not minded to object” to our acquisition of NYSE Euronext. We now only await final approvals to be issued by national authorities and regulatory bodies in each of the relevant European jurisdictions in order to complete the transaction and closing is expected to occur in November 2013.

ICE Endex

On March 26, 2013, we acquired 79% of the derivatives and spot business of the energy exchange formerly known as APX-ENDEX. Gasunie, a European natural gas infrastructure company and a former stockholder of APX-ENDEX, retained the remaining 21% stake. The acquisition followed the demerger of APX-ENDEX into two separate entities, a spot power and clearing entity and a derivatives and spot gas entity. We renamed the acquired business ICE Endex and it is based on the derivatives and spot gas business of the former APX-ENDEX. ICE Endex offers a liquid, transparent and accessible continental European trading hub for natural gas and power derivatives, gas balancing markets and gas storage services, including the Title Transfer Facility Virtual Trading Point in the Netherlands, the U.K. On-the-Day Commodity Market and the Belgian Zeebrugge Trading Point. The trade execution and clearing of ICE Endex derivatives products transitioned to our trading platform and to ICE Clear Europe, respectively, on October 7, 2013. ICE Endex is based in Amsterdam and one of its subsidiaries retains a license to operate a regulated market in the Netherlands. The launch of ICE Endex in conjunction with Gasunie expands our ability to serve participants in the continental European natural gas and power markets.

Regulatory Update

We are primarily subject to the jurisdiction of regulatory agencies in the United States, the United Kingdom and Canada. Due to the global financial crisis that began in 2008, various domestic and foreign governments have undertaken reviews of the existing legal framework governing financial markets and have either passed new laws and regulations, or are in the process of debating and/or enacting new laws and regulations, that will apply to our business and to much of our customer base.

In the United States, the Commodity Futures Trading Commission, or CFTC, final rules governing swap execution facilities, or SEFs, became effective on October 2, 2013. The CFTC granted our swap platform, ICE Swap Trade, temporary registration as a SEF on September 20, 2013. ICE Swap Trade provides trade execution services for our financially settled, bilateral OTC energy and CDS markets. As discussed above, we transitioned our cleared OTC energy contracts to futures contracts in October 2012. Certain energy contracts that are not cleared that continue to trade in our OTC commodity markets began trading on ICE Swap Trade. All swaps will continue to be reported to ICE Trade Vault. Our physical forwards markets for natural gas, power and oil will remain on the current ICE OTC platform through ICE U.S. OTC Commodity Markets LLC. The trading mandate requiring SEF trading of clearable contracts is expected to take effect by the first quarter of 2014. The SEF rule is the final piece of the CFTC’s implementation of the Dodd-Frank Act’s swaps clearing, reporting and trading mandates.

In September 2013, President Obama proposed new fees on derivatives transactions as part of his budget for 2014. The fees would be used to fund the CFTC. As with previous budgets, we expect to see derivatives transaction fees in a number of budget proposals and if any new fees on derivatives trading is passed, our transaction volume could be negatively impacted.

On or about June 27, 2013, the European Union implemented Basel III through two legislative acts. In July 2013, the U.S. banking agencies (the Board of Governors of the Federal Reserve System, the Office of the Comptroller of Currency and the Federal Deposit Insurance Corporation) issued final rules implementing the Basel III accord. To encourage centralized clearing, the final Basel rules assess a relatively low risk weight of either 2% or 4% to a bank’s exposure to cleared derivatives cleared by clearing houses that are licensed in a jurisdiction where the relevant regulator has adopted rules or regulations that are consistent with the standards set forth in the Principles for Financial Market Infrastructures published by the Committee on Payment and Settlement Systems and the Board of the International Organization of Securities Commissions. Clearing houses that are licensed in such a jurisdiction are considered to be a Qualified Central Counter Party, or QCCP. ICE Clear Europe, ICE Clear U.S., ICE Clear Canada, and ICE Clear Credit plan to maintain recognition as QCCPs. With respect to ICE Clear U.S. and ICE Clear Credit, maintaining QCCP status will be dependent upon the CFTC finalizing its recently published proposed rules known as the International Standards. With respect to ICE Clear Canada, maintaining QCCP status will be dependent upon its primary regulator, the Manitoba Securities Commission, finalizing proposed rules on Clearing Houses and Central Counterparty Clearing of Derivatives.

The European Union has adopted new legislation on exchange traded and OTC derivatives, clearing houses and trade repositories known as the European Market Infrastructure Regulation, or EMIR. EMIR will require, among other things, OTC and exchange-traded derivatives trades to be reported to trade repositories, clearing of standardized OTC derivative contracts and more stringent prudential, operational and business requirements for clearing houses. The final form of the legislation was enacted in August 2012 and secondary legislation to enact the legislation became effective on March 15, 2013. Under EMIR, clearing houses that are currently providing clearing services in the European Union need to have applied for authorization or recognition by their home state regulator in consultation with other European Union regulatory bodies, including the European Securities and Markets Authority, or ESMA, six months following the implementation of the relevant regulatory technical standards, or by September 15, 2013. ICE Clear Europe submitted its application to its home state regulator (the Bank of England) in advance of this deadline. EMIR also requires clearing houses to hold original margin to cover any cleared derivative (futures or swaps) position for two days, which could increase margin requirements for market participants and could make trading of cleared derivative contracts in Europe less attractive for market participants, which could force us to make substantial changes to our current operations in Europe. On September 1, 2013, ESMA made its recommendation to the European Commission over whether the United States and other countries financial regulatory systems are equivalent to the European financial regulatory system. In its recommendation, ESMA stated that in regards to clearing house regulation, the U.S.’s regulatory system is not equivalent to the European financial regulatory system. A finding of non-equivalence means that a U.S. clearing house will likely be more expensive and difficult for European customers. However, ESMA did state that clearing houses could adopt rules, including the increased margin requirements mentioned above, and receive recognition as a foreign clearing house from ESMA. ICE Clear Europe, ICE Clear U.S., ICE Clear Credit and ICE Clear Canada have applied for recognition as foreign clearing houses with ESMA.

Throughout 2013, the Council of the European Union has deliberated the proposals to amend the Markets in Financial Instruments Directive, or MIFID II, and to introduce Markets in Financial Instruments Regulation, or MIFIR. The European Parliament had already taken a position on the legislation. Among other things, the proposals change current regulations relating to market structure and OTC derivatives, high frequency trading, pre-trade transparency, and introduce additional rules relating to trading activities. The current draft is subject to revision and could require European clearing houses to offer open access to any trading platform, similar to U.S. rules that require clearing houses to offer open access for swaps transactions. In addition, the legislation will likely contain position limits to be imposed on commodity derivatives contracts. MIFID II and MIFIR must still be approved by the European Parliament, the Council and the Commission in the final phases of the legislative process.

Finally, on September 13, 2013, the European Commission proposed draft legislation to increase regulation of benchmarks, including LIBOR and commodity benchmarks. The proposed legislation would require benchmark providers to be regulated and supervised by European regulators before use by the market. The proposed legislation would also require European regulators to approve foreign countries’ regulation of benchmarks if those benchmarks are used by Europeans. Our exchanges use commodity benchmarks in our energy markets.

For additional information regarding the regulations affecting our business, see Item 1 “Business — Regulation” and Item 1(A) “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012, or our 2012 Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 6, 2013.

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

Consolidated Revenues

The following table presents our consolidated revenues (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options contracts	$137,876	$174,193	(21)%	$38,670	$47,771	(19)%
ICE Brent Crude futures and options contracts	177,400	164,465	8	57,561	55,393	4
ICE Gasoil futures and options contracts	75,095	73,861	2	24,459	24,789	(1)
Sugar futures and options contracts	72,130	66,415	9	23,784	20,448	16
North American power futures and options contracts	54,386	60,200	(10)	16,054	17,698	(9)
ICE emission futures and options contracts	40,986	46,258	(11)	10,455	16,476	(37)
Russell Index futures and options contracts	22,145	23,553	(6)	6,942	7,199	(4)
Other futures and options contracts	173,930	153,405	13	53,423	45,562	17
Credit default swap transactions and clearing	111,214	108,858	2	37,859	32,934	15
Other	33,303	36,849	(10)	10,675	10,907	(2)

Total transaction and clearing fees, net	898,465	908,057	(1)	279,882	279,177	—
Market data fees	121,246	109,504	11	40,213	35,947	12
Other	41,666	22,033	89	17,776	8,063	120

Total revenues	$1,061,377	$1,039,594	2%	$337,871	$323,187	5%

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

North American natural gas futures and options volume decreased 22% for the nine months ended September 30, 2013 from the comparable period in 2012, primarily due to significantly reduced volatility and continued lower price levels for natural gas, which produced muted trading activity in comparison to the record volume levels established during the nine months ended September 30, 2012. The high level of price volatility in 2012 was due in part to changes in expectations for natural gas inventories as the winter heating season progressed and changes in expectations for supply based on shale gas discoveries.

Our benchmark ICE Brent Crude futures contract is relied upon by a broad range of market participants, including large oil producing nations and multinational companies, to price and hedge their crude oil production and consumption. Market participants are increasingly relying on the Brent North Sea contract for their risk management activities, as evidenced by steady increases in traded volumes and open interest over the past several years. Brent crude volume also increased due to growth in ICE Brent Crude options volume. Based on traded volume in both our ICE Brent Crude futures contract and our ICE WTI Crude futures contract, we achieved 55% market share of the global oil futures contracts trading for both the nine months ended September 30, 2013 and 2012 and 54% and 57% market share for the three months ended September 30, 2013 and 2012, respectively.

North American power futures and options revenues decreased 10% for the nine months ended September 30, 2013 from the comparable period in 2012. North American power futures and options volumes increased 56% during this same period of time primarily due to growth in smaller sized power contracts, which have a lower rate per contract than the full sized North American power contracts. Of the 96.9 million North American power futures and options contracts traded during the nine months ended September 30, 2013, 93.3 million contracts, or 96%, represented smaller sized power contracts, compared to 93% of the volume representing smaller sized contracts during the nine months ended September 30, 2012.

Emissions futures and options revenues decreased 11% for the nine months ended September 30, 2013, compared to the same period in 2012, while at the same time the related volumes increased 6% for the nine months ended September 30, 2013, compared to the same period in 2012. The revenues decreased during the nine months ended September 30, 2013, while during the same period of time the volumes increased, primarily related to an increase in the rebates during the nine months ended September 30, 2013. Trading volumes increased for the nine months ended September 30, 2013, from the comparable period in 2012, as there was greater volatility during the nine months ended September 30, 2013 versus the comparative period, combined with the introduction of emissions auctions which produced increased trading activity. During the nine months ended September 30, 2012, trading in daily emissions contracts was suspended; however, these contracts were reintroduced in December 2012 which also contributed to the increase in emissions volumes. Emissions futures and options revenues and volumes during the three months ended September 30, 2013 decreased 37% and 31%, respectively, from the comparable periods in 2012. During the three months ended September 30, 2013, there was a period of market uncertainty pending the outcome of the German elections. The support of the German government is important for proposals to backload the auctioning of European Union emission allowances during the current phase of the European Union emissions trading scheme. This initiative could impact the future price of such European Union allowances.

The increase in other futures and options contract revenues is primarily due to increased trading volumes in our global oil and refined products, WTI Crude oil, U.K. Power, Dutch natural gas, natural gas liquids, RBOB gasoline, cotton, coffee, and cocoa contracts. Our global oil and refined products contract revenues were $44.7 million and $38.9 million for the nine months ended September 30, 2013 and 2012, respectively, and $14.1 million and $12.6 million for the three months ended September 30, 2013 and 2012, respectively, with the increases primarily due to the introduction of global oil and refined product futures.

CDS trade execution revenues were $51.6 million and $61.4 million for the nine months ended September 30, 2013 and 2012, respectively, and were $16.0 million and $17.3 million for the three months ended September 30, 2013 and 2012, respectively. CDS clearing revenues were $59.6 million and $47.4 million for the nine months ended September 30, 2013 and 2012, respectively, and were $21.8 million and $15.6 million for the three months ended September 30, 2013 and 2012, respectively. The notional value of the underlying CDS traded in our OTC markets was $702.2 billion and $887.1 billion for the nine months ended September 30, 2013 and 2012, respectively, and were $221.4 billion and $222.3 billion for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, we cleared $8.2 trillion and $7.9 trillion, respectively of CDS notional value and during the three months ended September 30, 2013 and 2012, we cleared $2.5 trillion and $2.1 trillion, respectively, of CDS notional value.

The CDS execution business remains pressured due to financial reform implementation and a general lack of volatility in the corporate credit markets. However, with the advent of mandatory clearing, CDS clearing activity by investment funds, asset managers, and similar buy side market participants has increased significantly. We have cleared $2.6 trillion in CDS gross notional value by buy side market participants since inception, of which $2.3 trillion has been cleared since the CFTC’s clearing mandate went into effect in March 2013.

Our transaction and clearing fees are presented net of rebates. We recorded rebates of $295.3 million and $287.3 million for the nine months ended September 30, 2013 and 2012, respectively, and $91.8 million and $89.3 million for the three months ended September 30, 2013 and 2012, respectively. We offer rebates in certain of our markets primarily to support market liquidity and trading volume by providing qualified participants in those markets a discount to the applicable rate.

Average Daily Trading and Clearing Revenues and Futures Rate per Contract Data

The following table presents average daily trading and clearing revenues, as well as futures rate per contract (dollars in thousands, except rate per contract amounts):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Average daily trading and clearing revenues:
Energy futures average daily exchange and clearing revenues	$3,143	$3,240	(3)%	$2,851	$3,022	(6)%
Agricultural and financial futures average daily exchange and clearing revenues	868	815	6	763	713	7
Global CDS OTC average daily commission and clearing revenues	592	579	2	592	523	13
Other average daily commission revenues	177	196	(10)	167	173	(4)

Total average daily trading and clearing revenues	$4,780	$4,830	(1)%	$4,373	$4,431	(1)%

Futures rate per contract:
Energy futures and options rate per contract	$1.06	$1.07	(2)%	$1.07	$1.11	(4)%
Agricultural commodity futures and options rate per contract	$2.56	$2.50	2%	$2.49	$2.40	4%
Financial futures and options rate per contract	$0.99	$0.93	7%	$1.01	$1.00	1%

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

We earn user and license revenues that we receive from data vendors through the distribution of real-time and historical futures prices and other futures market data derived from trading in our futures markets. During the nine months ended September 30, 2013 and 2012, we recognized $47.4 million and $44.4 million, respectively, in market data user and license fees from data vendors, and $15.6 million and $14.2 million, respectively, during the three months ended September 30, 2013 and 2012. The increases in the user and license revenues relate to increases in the number of users, the introduction of new user fees and increases in the fees charged per user. During the nine months ended September 30, 2013 and 2012, we recognized $63.5 million and $54.8 million, respectively, in market data access fees, and $21.3 million and $17.9 million, respectively, during the three months ended September 30, 2013 and 2012. We charge a market data access fee for access to our electronic platform and the increase in revenues primarily relates to an increase in the market data fees, which became effective on January 1, 2013, and an increase in the number of users.

Other Revenues

Other revenues relates to various fees and services provided to customers, including connectivity fees, ICE Chat subscription fees, WhenTech subscription fees, ICE Endex membership fees, NYSE Liffe clearing services fees, agricultural grading fees, agricultural certification fees, regulatory penalties and fines, and interest income on certain clearing margin deposits. The increase in other revenues from the comparable periods in 2012 is primarily due to revenues that we recorded following the WhenTech acquisition in September 2012 and the ICE Endex acquisition in March 2013, a reduction in the net interest paid to clearing members for their cash margin deposits at ICE Clear Europe, the fees that we recognize relating to the clearing services agreement for ICE Clear Europe to provide clearing services to NYSE Liffe effective July 1, 2013, and an increase in agricultural certification fees associated with increased agricultural volume. The interest paid to clearing members is recorded as a reduction to other revenues. Effective January 1, 2013, ICE Clear Europe no longer pays clearing members basis points on certain cash margin deposits.

Trading Volumes and Open Interest Data

The following table presents trading activity in our futures and options markets by commodity type based on the total number of contracts traded (in thousands, except for percentages):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Number of contracts traded:
North American natural gas futures and options	219,656	281,770	(22)%	60,435	77,402	(22)%
ICE Brent Crude futures and options	129,526	120,358	8	43,282	40,725	6
ICE Gasoil futures and options	50,584	49,035	3	16,480	16,462	—
Sugar futures and options	27,950	26,495	5	9,319	8,383	11
North American power futures and options	96,852	61,990	56	29,979	19,152	57
ICE emission futures and options	6,601	6,250	6	1,603	2,324	(31)
Russell Index futures and options	22,511	26,212	(14)	6,719	7,339	(8)
Other futures and options	87,456	74,961	17	28,047	23,010	22

Total	641,136	647,071	(1)%	195,864	194,797	1%

Futures average daily volume	3,410	3,442	(1)%	3,061	3,092	(1)%

Open interest is the aggregate number of contracts (long or short) that clearing members hold either for their own account or on behalf of their clients. As of September 30, 2013, open interest of $1.5 trillion in notional value of CDS were held at ICE Clear Credit and ICE Clear Europe, compared to $1.6 trillion as of September 30, 2012. The North American power futures and options open interest increased 70% from the prior period due to the growth of the smaller sized power contracts discussed above. The following table presents our quarter-end open interest for our futures and options contracts (in thousands, except for percentages):

	As of September 30,
	2013	2012	Change
Open interest – in contracts:
North American natural gas futures and options	25,989	29,894	(13)%
ICE Brent Crude futures and options	2,924	2,652	10
ICE Gasoil futures and options	702	710	(1)
Sugar futures and options	1,263	1,057	19
North American power futures and options	46,488	27,317	70
ICE emission futures and options	1,686	1,792	(6)
Russell Index futures and options	375	405	(7)
Other futures and options	6,707	5,772	16

Total	86,134	69,599	24%

Consolidated Operating Expenses

The following table presents our consolidated operating expenses (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Compensation and benefits	$192,396	$194,596	(1)%	$59,550	$61,820	(4)%
Technology and communication	36,124	34,535	5	12,927	11,073	17
Professional services	22,979	25,741	(11)	7,392	7,813	(5)
Rent and occupancy	22,721	14,544	56	5,154	5,167	—
Acquisition-related transaction costs	32,387	9,994	224	6,073	2,285	166
Selling, general and administrative	28,229	28,580	(1)	10,238	8,114	26
Depreciation and amortization	99,625	96,955	3	34,391	32,864	5

Total operating expenses	$434,461	$404,945	7%	$135,725	$129,136	5%

Our employee headcount increased from 1,074 employees as of September 30, 2012 to 1,121 employees as of September 30, 2013, an increase of 4%, primarily due to the hiring of new employees for clearing, technology and compliance operations, and due to the acquisition of a majority stake in ICE Endex over the last year. Non-cash compensation expenses recognized in our consolidated financial statements for employee stock options and restricted stock were $41.8 million and $40.0 million for the nine months ended September 30, 2013 and 2012, respectively, and $11.9 million and $11.7 million for the three months ended September 30, 2013 and 2012, respectively. We incurred employee termination costs of $4.0 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively, and $971,000 and $3.0 million for the three months ended September 30, 2013 and 2012, respectively. Our broker bonus payments and accruals for the nine and three months ended September 30, 2013 decreased $7.8 million and $1.3 million, respectively, from the comparable periods in 2012, due to the reduced Creditex CDS financial performance for the current year periods. During both the three months ended September 30, 2013 and 2012, we reduced our compensation accruals for our employee cash bonus and performance-based restricted shares below the target levels based on our expected financial performance as compared to our budget and financial performance targets as set by our board of directors.

We incurred consolidated acquisition-related transaction costs during the nine and three months ended September 30, 2013 primarily relating to our pending acquisition of NYSE Euronext and the closed acquisition of ICE Endex. See “— Non-GAAP Financial Measures” below. We incurred consolidated acquisition-related transaction costs during the nine and three months ended September 30, 2012 relating to various potential acquisitions. These acquisition-related transaction costs primarily consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms and other external costs directly related to the proposed or closed transactions. We expect to continue to explore and pursue various potential acquisitions and other strategic opportunities to strengthen our competitive position and support our growth. As a result, we will incur acquisition-related transaction costs in future periods.

The increase in our technology and communication expenses during the three months ended September 30, 2013 is primarily due to an increase in our technology license fees associated with our increase in CDS clearing revenues and due to additional costs incurred following our acquisition of ICE Endex. The increase in our consolidated rent and occupancy expenses during the nine months ended September 30, 2013 is primarily due to duplicate rent expenses and lease termination costs relating to the consolidation of multiple New York office locations that occurred during the six months ended June 30, 2013. See “— Non-GAAP Financial Measures” below. The increase in our consolidated selling, general and administrative expenses during the three months ended September 30, 2013 is primarily due to additional costs incurred relating to the clearing services agreement for ICE Clear Europe to provide clearing services to NYSE Liffe effective July 1, 2013, and due to additional costs incurred following our acquisition of ICE Endex.

We recorded amortization expenses on the intangible assets acquired as part of our acquisitions, as well as on the Russell licensing agreement intangible assets, of $49.6 million and $51.8 million for the nine months ended September 30, 2013 and 2012, respectively, and $16.5 million and $17.2 million for the three months ended September 30, 2013 and 2012, respectively. We recorded depreciation expenses on our fixed assets of $50.0 million and $45.2 million for the nine months ended September 30, 2013 and 2012, respectively, and $17.9 million and $15.7 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation expenses increased primarily due to additional depreciation expenses recorded on increased fixed asset additions and capitalized internally developed software, including the building we purchased in Atlanta, Georgia in July 2013 for $38.5 million, which will be depreciated over its estimated remaining useful life of 30 years.

Consolidated Non-Operating Income (Expenses)

The following tables present our consolidated non-operating income (expenses) (dollars in thousands):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Other income (expense)
Interest and investment income	$2,122	$1,014	109%	$700	$332	111%
Interest expense	(29,751)	(29,112)	2	(9,902)	(9,445)	5
Other income (expense), net	1,258	(253)	N/A	(389)	(279)	39

Total other expense, net	($26,371)	($28,351)	(7)%	($9,591)	($9,392)	2%

Net income attributable to non-controlling interest	($10,006)	($7,080)	41%	($3,729)	($3,025)	23%

We incurred foreign currency transaction losses of $2.5 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively, and $1.2 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively. Foreign currency gains and losses are recorded in other income (expense) and relate to the settlement of foreign currency assets, liabilities and payables that occur through our foreign operations that are received in non-functional currencies due to the increase or decrease in the period-end foreign currency exchange rates between periods.

Also included in other income (expense) is dividend income relating to our Cetip, S.A., or Cetip, investment, which was $7.1 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively, and $990,000 and $1.0 million for the three months ended September 30, 2013 and 2012, respectively. Partially offsetting the Cetip dividend income were $3.2 million in settlements and accruals for various outstanding legal matters during the nine months ended September 30, 2013, which were recorded as other expense.

For consolidated subsidiaries in which our ownership is less than 100%, and for which we have control over the assets, liabilities and management of the entity, the outside stockholders’ interests are shown as non-controlling interests. As of December 31, 2012, non-controlling interest related to the operating results of our CDS clearing subsidiaries in which non-ICE limited partners held a 45.5% net profit sharing interest. During the nine months ended September 30, 2013, we purchased 3% of the net profit sharing interest in our CDS clearing subsidiaries from various non-ICE limited partners and the remaining non-ICE limited partners hold a 42.5% net profit sharing interest as of September 30, 2013. In connection with our 79% acquisition of the derivatives and spot gas business of the former APX-ENDEX on March 26, 2013, Gasunie’s 21% ownership is included in the non-controlling interest line subsequent to the acquisition date. The increase in the net income attributable to non-controlling interest for the nine and three months ended September 30, 2013, from the comparable periods in 2012, is primarily related to the increase in the CDS clearing revenues during these same periods of time. See “— Consolidated Revenues — Transaction and Clearing Fees” above.

Income Tax Provision

Consolidated income tax expense was $160.5 million and $177.1 million for the nine months ended September 30, 2013 and 2012, respectively, and $47.5 million and $50.6 million for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was 27% and 29% for the nine months ended September 30, 2013 and 2012, respectively, and 25% and 27% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rates are lower than the federal statutory rate primarily due to favorable foreign income tax rate differentials, which are partially offset by state taxes. Favorable foreign income tax rate differentials result primarily from lower tax rates in the United Kingdom. During the third quarter of 2013, the United Kingdom reduced the corporate income tax rate from the previously enacted 23% to 21% effective April 1, 2014 and to 20% effective April 1, 2015. The effective tax rates for the nine and three months ended September 30, 2013 are lower than the effective tax rates for the comparable periods in 2012 primarily due to these foreign income tax rate reductions, the increase in income from foreign jurisdictions relative to the United States, and extended research and development tax credits under the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013.

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

	Three Months Ended,
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Revenues:
Transaction and clearing fees, net:
North American natural gas futures and options contracts	$38,670	$48,956	$50,250	$47,007	$47,771
ICE Brent Crude futures and options contracts	57,561	62,516	57,323	49,042	55,393
ICE Gasoil futures and options contracts	24,459	25,581	25,055	23,295	24,789
Sugar futures and options contracts	23,784	26,695	21,651	14,085	20,448
North American power futures and options contracts	16,054	19,398	18,934	20,307	17,698
ICE emission futures and options contracts	10,455	13,831	16,700	20,424	16,476
Russell Index futures and options contracts	6,942	8,389	6,814	7,243	7,199
Other futures and options contracts	53,423	62,313	58,194	49,586	45,562
Credit default swap transactions and clearing	37,859	40,020	33,335	35,625	32,934
Other	10,675	11,169	11,459	10,524	10,907

Total transaction and clearing fees, net	279,882	318,868	299,715	277,138	279,177
Market data fees	40,213	40,135	40,898	37,285	35,947
Other	17,776	12,606	11,284	8,948	8,063

Total revenues	337,871	371,609	351,897	323,371	323,187

Operating expenses:
Compensation and benefits	59,550	66,632	66,214	56,556	61,820
Technology and communication	12,927	12,417	10,780	11,229	11,073
Professional services	7,392	8,115	7,472	7,404	7,813
Rent and occupancy	5,154	9,305	8,262	4,785	5,167
Acquisition-related transaction costs	6,073	8,414	17,900	9,365	2,285
Selling, general and administrative	10,238	8,966	9,025	8,119	8,114
Depreciation and amortization	34,391	33,068	32,166	33,547	32,864

Total operating expenses	135,725	146,917	151,819	131,005	129,136

Operating income	202,146	224,692	200,078	192,366	194,051
Other expense, net	9,591	7,518	9,262	8,972	9,392
Income tax expense	47,511	59,313	53,635	50,841	50,552

Net income	$145,044	$157,861	$137,181	$132,553	$134,107

Net income attributable to non-controlling interest	(3,729)	(4,538)	(1,739)	(3,081)	(3,025)

Net income attributable to ICE	$141,315	$153,323	$135,442	$129,472	$131,082

Liquidity and Capital Resources

Since our inception, we have financed our operations, growth and cash needs primarily through income from operations and borrowings under our Credit Facilities (as defined below). Our principal capital requirements have been to fund capital expenditures, working capital, strategic acquisitions and investments, stock repurchases and the continued development of our electronic trading and clearing platforms. We believe that our cash on hand and cash flows from operations will be sufficient to repay our outstanding indebtedness as it matures. In the future, in addition to the financing for the pending NYSE Euronext acquisition discussed below, we may need to incur additional debt or issue additional equity securities. See “— Loan Agreements” and “— Future Capital Requirements” below.

Under the terms of our announced acquisition of NYSE Euronext in a stock and cash transaction, we expect to pay cash consideration of $2.7 billion and issue an aggregate of 42.4 million shares of ICE Group common stock to NYSE Euronext stockholders. The cash consideration will be funded from cash on hand, the $1.4 billion of proceeds received on October 8, 2013 from ICE Group’s Public Senior Notes (as defined below) and $400 million of borrowings on October 31, 2013 under our Revolving Facility (as defined below). We intend to refinance the new borrowings under our Revolving Facility and the $450.0 million borrowed under the 364 Day Facility (as defined below) through the issuance of new debt, which we expect will be in the form of a commercial paper program. See “— Loan Agreements” below. After completion of the acquisition, ICE Group is expected to commence an approximately $300 million annual dividend program. The payment, amount and terms of any future dividend will be subject to approval by ICE Group’s board of directors.

Consolidated cash and cash equivalents were $1.5 billion and $1.6 billion as of September 30, 2013 and December 31, 2012, respectively. We had $366.5 million and $391.3 million in short-term and long-term investments as of September 30, 2013 and December 31, 2012, respectively, and $322.4 million and $249.7 million in short-term and long-term restricted cash and investments as of September 30, 2013 and December 31, 2012, respectively. We consider all short-term, highly liquid investments with remaining maturity dates of three months or less at the time of purchase to be cash equivalents. We classify all investments with original maturity dates in excess of three months but less than one year as short-term investments and all investments that we intend to hold for more than one year as long-term investments. Cash and investments that are not available for general use, either due to regulatory requirements or through restrictions in specific agreements, are classified as restricted cash and investments.

As of September 30, 2013, the amount of unrestricted cash held by our non-U.S. subsidiaries was $362.0 million. While we consider our non-U.S. earnings to be indefinitely reinvested overseas, if these cash balances are needed for our operations in the United States, any repatriation by way of dividend may be subject to both U.S. federal and state income taxes, as adjusted for any non-U.S. tax credits. However, we do not have any current needs or foreseeable plans to repatriate cash by way of dividends from our non-U.S. subsidiaries.

As of September 30, 2013, $450.0 million remains available for further repurchases under our stock repurchase program. We did not repurchase any shares of our common stock on the open market during the nine months ended September 30, 2013. We expect to fund any remaining share repurchases with a combination of cash on hand, future cash flows and by borrowing under our credit facilities. The timing and extent of any future repurchases is at the discretion of our management and will depend upon market conditions, our stock price and our strategic plans at that time. We may discontinue our stock repurchases at any time.

Cash Flow

The following tables present, for the periods indicated, the major components of net (decreases) increases in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$561,834	$572,714
Investing activities	(259,115)	(95,814)
Financing activities	(375,749)	(60,731)
Effect of exchange rate changes	(1,899)	2,058

Net (decrease) increase in cash and cash equivalents	$(74,929)	$418,227

Operating Activities

Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital. Fluctuations in net cash provided by operating activities are primarily attributable to increases and decreases in our net income between periods and, to a lesser extent, due to fluctuations in working capital. The $10.9 million decrease in net cash provided by operating activities for the nine months ended September 30, 2013, from the comparable period in 2012, is primarily due to fluctuations in working capital.

Investing Activities

Consolidated net cash used in investing activities for the nine months ended September 30, 2013 and 2012 primarily relates to increases in the restricted cash and investment balances, cash paid for acquisitions, purchases of available-for-sale investments, capitalized software development costs and capital expenditures. We had net increases in restricted cash and investments of $69.5 million and $27.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in 2013 primarily related to increases in the regulatory capital of ICE Futures Europe, ICE Clear Europe and ICE Futures U.S., resulting from adjustments to the regulatory capital calculations to no longer allow for certain deductions in the calculations of the six months of operating expenditures. The 2012 increase primarily related to mandated changes in the calculations of regulatory capital at ICE Futures Europe and ICE Clear Europe as well as additional costs incurred at both of these companies due to growth of these businesses. We paid cash for acquisitions, net of cash acquired, of $49.2 million and $18.3 million for the nine months ended September 30, 2013 and 2012, respectively, relating to our acquisition of ICE Endex during the current year period and WhenTech during the prior year period. For regulatory purposes, we purchased short-term available-for-sale investments of $36.5 million during the nine months ended September 30, 2013. We had capital expenditures of $76.3 million and $23.7 million for the nine months ended September 30, 2013 and 2012, respectively, and we had capitalized software development expenditures of $27.6 million and $26.2 million for the nine months ended September 30, 2013 and 2012, respectively. The capital expenditures primarily relate to hardware purchases to continue the development and expansion of our electronic platforms and clearing houses and, for the nine months ended September 30, 2013, leasehold improvements associated with the new office space in New York. The capital expenditures during 2013 also relate to a building we purchased in Atlanta, Georgia in July 2013 for $38.5 million, which will be depreciated over its estimated remaining useful life of 30 years. The building is intended to serve as our Atlanta headquarters and has 270,000 square feet of office space. We plan to begin relocating Atlanta employees to the building in 2013 until the relocation is completed on or before September 2014.

Financing Activities

Consolidated net cash used in financing activities for the nine months ended September 30, 2013 primarily relates to $341.9 million in repayments under the Credit Facilities, $23.6 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $12.0 million in distributions of profits to the non-controlling interest holders. Consolidated net cash used in financing activities for the nine months ended September 30, 2012 primarily relates to $37.5 million in repayments under the Credit Facilities, $16.8 million in cash payments related to treasury shares received for restricted stock tax payments and stock options exercises and $12.0 million in distributions of profits to the non-controlling interest holders. See “— Loan Agreements” below for a discussion of the repayments under the Credit Facilities.

Loan Agreements

Five Year Revolving Facility and Term Loan (The Credit Facilities)

In November 2011, we entered into senior unsecured credit facilities in the aggregate amount of $2.6 billion, or the Credit Facilities. The Credit Facilities consist of (i) an aggregate $500.0 million five-year senior unsecured term loan facility, or the Term Loan Facility, and (ii) an aggregate $2.1 billion five-year senior unsecured multicurrency revolving credit facility, or the Revolving Facility. As of September 30, 2013, we had $390.6 million aggregate principal amount of borrowings outstanding in the form of a LIBOR rate loan with a stated interest rate of 1.43% per annum under the Term Loan Facility. As of September 30, 2013, the full amount of $2.1 billion is available for borrowing under the Revolving Facility. The Credit Facilities mature on November 9, 2016.

Of the amounts available under the Revolving Facility: (i) $150.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Europe, (ii) $100.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Credit, (iii) $50.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear U.S., (iv) $3.0 million of such amounts has been reserved to provide liquidity or required financial resources for the clearing operations of ICE Clear Canada, and (v) the remainder, plus any portion of the proceeds no longer necessary to be reserved for the foregoing purposes, are available to us to use for working capital and general corporate purposes. From time to time, we may agree to provide additional liquidity to our subsidiaries to meet regulatory capital requirements, for general corporate purposes or for short term liquidity needs.

On September 27, 2013, we agreed with the lenders under the Credit Facilities to amend the terms of the Credit Facilities to make certain changes, including, effective upon the consummation of the NYSE Euronext acquisition, to elevate reporting and financial covenants to ICE Group and its consolidated subsidiaries. The Credit Facilities contain affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets and certain investments in subsidiaries, the incurrence of additional debt or the creation of liens and other matters. The Credit Facilities also contain other customary representations, warranties and covenants.

On October 31, 2013, the Company borrowed $900 million under the Revolving Facility, of which $400 million will be used to pay the cash portion of the purchase price for the pending acquisition of NYSE Euronext while the remaining $500 million will be used to pay related deal fees and expenses and payoff the outstanding commercial paper obligations of NYSE Euronext. We plan to refinance outstanding borrowings under the Revolving Facility and the 364 Day Facility with borrowings by ICE Group, which may be in the form of a commercial paper program. Following the pending NYSE Euronext acquisition, we also expect to replace or restructure the Credit Facilities and the 364 Day Facility such that they will both have ICE Group, rather than ICE, as the parent borrower. Any such plans are subject to market conditions and other circumstances that may affect our views and assumptions.

Private Senior Notes

Simultaneous with entering into the Credit Facilities in November 2011, we also entered into a note purchase agreement with various institutional investors providing for the sale of $400.0 million aggregate principal amount of our senior notes, consisting of $200.0 million of our 4.13% Senior Notes, Tranche A, due November 9, 2018 and $200.0 million of our 4.69% Senior Notes, Tranche B, due November 9, 2021, or collectively, the Private Senior Notes.

On September 27, 2013, we and the holders of our outstanding Private Senior Notes entered into a first amendment and waiver agreement, or the Amendment and Waiver, to the note purchase agreement. On October 16, 2013, following the issuance of the $1.4 billion in Public Senior Notes discussed below and in accordance with the Amendment and Waiver, we prepaid the $400.0 million Private Senior Notes, and made a $48.9 million make whole payment to the Private Senior Notes investors. The Private Senior Notes are no longer outstanding and the $400.0 million in Private Senior Notes are reflected as “current portion of long-term debt” in the consolidated balance sheet as of September 30, 2013. The $48.9 million make whole payment was recorded as other expense in October 2013. As discussed below, to fund the prepayment of the Private Senior Notes and the associated make whole payment, we borrowed $450.0 million on October 11, 2013 under the 364 Day Facility. Accrued interest of $7.7 million was also paid in connection with this prepayment.

364 Day Facility

On July 12, 2013, we entered into a new $600.0 million 364 day senior unsecured revolving credit facility, or the 364 Day Facility, pursuant to a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders signatory thereto. The 364 Day Facility includes an option for us to propose an increase in the aggregate amount available by $200.0 million during the term of the 364 Day Facility. The 364 Day Facility may be used for our working capital and general corporate purposes, including but not limited to, the funding of the prepayment of the Private Senior Notes in connection with the pending NYSE Euronext acquisition. As discussed above, on October 11, 2013, we borrowed $450.0 million under the 364 Day Facility for the prepayment of the Private Senior Notes and associated make whole payment in an aggregate amount of $448.9 million.

Each loan under the 364 Day Facility will, at our option, bear interest on the principal amount outstanding at either (a) LIBOR plus an applicable margin rate or (b) a “base rate” plus an applicable margin rate. The “base rate” equals the higher of (i) Wells Fargo’s prime rate, (ii) the federal funds rate plus 0.50%, or (iii) the one month LIBOR rate plus 1.00%. The applicable margin rate ranges from 1.25% to 2.25% on the LIBOR loans and from 0.25% to 1.25% for the base rate loans based on our total leverage ratio calculated on a trailing twelve-month period. With certain exceptions, we may prepay the outstanding loans under the 364 Day Facility, in whole or in part, without premium or penalty. We have a LIBOR-rate loan with a stated interest rate of 1.42% per annum related to $450.0 million that was borrowed on October 11, 2013.

On September 27, 2013, we agreed with the lenders under the 364 Day Facility to amend the terms of the 364 Day Facility in a manner substantially consistent with the amendments to the Credit Facilities as described above. In connection with the NYSE Euronext acquisition, we also expect to replace or restructure the Credit Facilities and the 364 Day Facility such that they both will have ICE Group, rather than ICE, as the parent borrower.

The 364 Day Facility contains affirmative and negative covenants, including, but not limited to, leverage and interest coverage ratios, as well as limitations or required notices or approvals for acquisitions, dispositions of assets, the incurrence of additional debt or the creation of liens and other fundamental changes to our business that are substantially similar to those in the Credit Facilities.

Public Senior Notes

On October 8, 2013, our subsidiary, ICE Group (which at the closing of the pending NYSE Euronext acquisition, will become the ultimate parent of the group through a series of merger transactions), issued $600.0 million principal amount of 2.50% Senior Notes due 2018, or the 2018 Senior Notes, and $800.0 million principal amount of 4.00% Senior Notes due 2023, or the 2023 Senior Notes, together with the 2018 Senior Notes, the Public Senior Notes. The 2018 Senior Notes will mature on October 15, 2018, and the 2023 Senior Notes will mature on October 15, 2023. Interest on the Public Senior Notes will be payable on April 15 and October 15 of each year, beginning on April 15, 2014.

We intend to use the proceeds from the Public Senior Notes offering, together with cash on hand and $400 million of borrowings on October 31, 2013 under the Revolving Facility, to fund the $2.7 billion cash portion of the purchase price of the pending acquisition of NYSE Euronext.

The Public Senior Notes contain affirmative and negative covenants, including, but not limited to, certain redemption rights, reporting obligations, limitations on liens and indebtedness, limitations on certain mergers, sales, dispositions and lease-back transactions.

Guarantees

In order to avoid structural subordination among the Credit Facilities, Public Senior Notes, the 364 Day Facility and certain debt of NYSE Euronext, after consummation of the pending acquisition of NYSE Euronext, the issuers and borrowers of the debt instruments will enter into cross guarantees of these debt obligations. ICE Group’s guarantees will remain in place until each applicable debt obligation has been satisfied. The Company’s and NYSE Euronext’s guarantees will remain in place until certain conditions are satisfied, which, in the Company’s case, includes the Company no longer being an obligor (issuer or borrower) under its five-year senior unsecured credit facilities and, in NYSE Euronext’s case, includes certain minimum credit ratings for ICE Group’s senior unsecured long-term indebtedness.

Commercial Paper Program

Subsequent to the closing of the pending acquisition of NYSE Euronext, we intend to refinance the new borrowings of $900 million under the Revolving Facility and the $450.0 million borrowed under the 364 Day Facility through the issuance of new debt, which we expect will be in the form of a commercial paper program.

Future Capital Requirements

Our future capital requirements will depend on many factors, including the rate of our trading and clearing volume growth, strategic plans and acquisitions, including our pending acquisition of NYSE Euronext, required technology and clearing initiatives, regulatory requirements, the timing and introduction of new products and enhancements to existing products, the geographic mix of our business, and the continuing market acceptance of our electronic platform.

Under the terms of our announcement to acquire NYSE Euronext in a stock and cash transaction, we expect to pay cash consideration of $2.7 billion. The cash consideration will be funded from cash on hand, the $1.4 billion of proceeds received on October 8, 2013 from the ICE Group Public Senior Notes and $400 million of borrowings on October 31, 2013 under the Revolving Facility. After the closing of the acquisition, we will assume outstanding debt obligations of NYSE Euronext. The debt obligations will include two series of debt securities issued by NYSE Euronext: (i) €920.0 million ($1.26 billion equivalent as of September 30, 2013) aggregate principal amount of NYSE Euronext’s existing 5.375% fixed rate bonds due June 2015, or the NYX Eurobonds, and (ii) $850.0 million aggregate principal amount of NYSE Euronext’s existing senior unsecured notes due October 2017, or the NYX Senior Notes. In addition, we borrowed $500 million on October 31, 2013 under the Revolving Facility in order to pay off the outstanding commercial paper obligations of NYSE Euronext and certain deal related expenses.

Subsequent to the closing of the pending acquisition of NYSE Euronext, we intend to refinance the $900 million of new borrowings under our Revolving Facility and the $450.0 million borrowed under the 364 Day Facility through the issuance of new debt, which we expect will be in the form of a commercial paper program. After completion of the acquisition, ICE Group is expected to commence a $300 million annual dividend program. The payment, amount and terms of any future dividend will be subject to approval by ICE Group’s board of directors.

After factoring in the $303.0 million reserved for ICE Clear Europe, ICE Clear Credit, ICE Clear U.S. and ICE Clear Canada, as of September 30, 2013, we have $1.8 billion unrestricted and available under our Revolving Facility for general corporate purposes. We also have $150.0 million available under our 364 Day Facility, after the use of $450.0 million for the prepayment of the Private Senior Notes in October 2013. The Credit Facilities, the 364 Day Facility and the Public Senior Notes are currently the only significant agreements or arrangements that we have with third parties for liquidity and capital resources. In the event of any strategic acquisitions, mergers or investments, or if we are required to raise capital for any reason or desire to return capital to our stockholders, we may incur additional debt, issue additional equity to raise the necessary funds, repurchase additional shares of our common stock or pay a dividend. However, we cannot provide assurance that such financing or transactions will be available or successful, or that the terms of such financing or transactions will be favorable to us. We believe that our cash flows from operations will be sufficient to fund our debt, working capital needs and capital expenditure requirements for the foreseeable future.

We are obligated to contribute an aggregate of $100.0 million to the ICE Clear Credit guaranty fund and the ICE Clear Europe CDS guaranty fund and have already contributed $50.0 million to the ICE Clear Credit guaranty fund and $10.0 million to the ICE Clear Europe CDS guaranty fund as of September 30, 2013. We are obligated to contribute an additional $40.0 million to the ICE Clear Europe CDS guaranty fund and of the remaining contributions, $15 million is required to be made one year from the launch of CDS client clearing at ICE Clear Europe, or October 7, 2014, and the remaining $25 million is required to be made by October 7, 2015.

In furtherance of ICE Clear U.S.’s recognition as a third party QCCP (See “—Regulatory Update” above), during the first quarter of 2014, we will contribute $50.0 million to ICE Clear U.S.’s guaranty fund. Of the $50.0 million contribution, $25.0 million will be available on a priority basis in the event a clearing member defaults and ICE Clear U.S. has utilized all such clearing member’s other default resources to settle the position. This amount will be used before other funds in the guaranty fund are used. If additional cash is required to settle positions, then the remaining $25.0 million of our contribution will be called pro-rata along with other non-defaulting ICE Clear U.S. clearing members’ deposits in the guaranty fund.

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

Adjusted net income attributable to ICE for the nine and three months ended September 30, 2013 presented below is calculated by adding net income attributable to ICE, the adjustments described below, which are not reflective of our core business performance, and the related income tax effect. We include all of the acquisition-related transaction costs incurred relating to our pending acquisition of NYSE Euronext as a non-GAAP adjustment given the transaction size. We also include as non-GAAP adjustments the banker success fee relating to the acquisition of ICE Endex and the duplicate rent expenses and lease termination costs as we consolidated multiple New York office locations. The tax effects of these items are calculated by applying specific legal entity and jurisdictional marginal tax rates. The following table reconciles net income attributable to ICE to adjusted net income attributable to ICE and calculates adjusted earnings per share attributable to ICE common shareholders for the periods presented below (in thousands, except per share amounts):

	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2013
Net income attributable to ICE	$430,080	$141,315
Add: NYSE Euronext transaction costs and banker fee relating to ICE Endex acquisition	30,794	5,353
Add: Duplicate rent expenses and lease termination costs	7,262	—
Less: Income tax benefit effect related to the items above	(13,843)	(2,041)

Adjusted net income attributable to ICE	$454,293	$144,627

Earnings per share attributable to ICE common shareholders:
Basic	$5.91	$1.94

Diluted	$5.86	$1.92

Adjusted earnings per share attributable to ICE common shareholders:
Adjusted basic	$6.24	$1.98

Adjusted diluted	$6.19	$1.97

Weighted average common shares outstanding:
Basic	72,787	72,867

Diluted	73,370	73,525

Contractual Obligations and Commercial Commitments

In the third quarter of 2013, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K, other than the prepayment of the $400.0 million Private Senior Notes on October 16, 2013, the $1.4 billion in Public Senior Notes issued on October 8, 2013, the $450.0 million in borrowings under our 364 Day Facility on October 11, 2013, and the $900 million in borrowings under our Revolving Facility on October 31, 2013. See “— Loan Agreements” above.

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

Critical Accounting Policies and Estimates

In the third quarter of 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

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

Interest Rate Risk

We have exposure to market risk for changes in interest rates relating to our cash and cash equivalents, short-term and long-term investments, short-term and long-term restricted cash and investments and indebtedness. As of September 30, 2013 and December 31, 2012, our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments were $2.2 billion and $2.3 billion, respectively, of which $488.9 million and $518.8 million, respectively, were denominated in Brazilian reais, pounds sterling, euros or Canadian dollars. Changes in the Cetip investment, which is recorded as an available-for-sale long-term investment and was recorded in and is held in Brazilian reais, was valued at $330.0 million as of September 30, 2013. Changes in the fair value of the Cetip investment are reflected in accumulated other comprehensive income, and include the effects of both stock price and foreign currency translation fluctuations, and do not impact earnings. The remaining investments are denominated in U.S. dollars. We do not use our investment portfolio for trading or other speculative purposes. A hypothetical decrease in long-term interest rates to zero basis points would decrease annual pre-tax earnings by $2.9 million, assuming no change in the amount or composition of our cash and cash equivalents, short-term and long-term investments and short-term and long-term restricted cash and investments.

As of September 30, 2013, we had $790.6 million in outstanding indebtedness, of which $400.0 million relates to the Private Senior Notes, which bear interest at fixed interest rates, and $390.6 million relates to the Term Loan Facility which bears interest at fluctuating rates based on LIBOR and, therefore, subjects us to interest rate risk. In October 2013, we prepaid the $400.0 million in Private Senior Notes, issued $1.4 billion in Public Senior Notes, borrowed $450.0 million under the 364 Day Facility and borrowed $900 million under the Revolving Facility. The Public Senior Notes bear interest at fixed interest rates. The $450.0 million borrowed under the 364 Day Facility and the $900 million borrowed under the Revolving Facility bear interest at fluctuating rates based on LIBOR and subjects us to interest rate risk. A hypothetical 100 basis point increase in long-term interest rates relating to the amounts outstanding under the Term Loan Facility, 364 Day Facility and Revolving Facility would decrease annual pre-tax earnings by $17.4 million, assuming no change in the volume or composition of our outstanding indebtedness and no hedging activity. The interest rates on our Term Loan Facility, 364 Day Facility and Revolving Facility are currently reset on a monthly basis. See “— Loan Agreements” above.

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

Of our consolidated revenues, 10% and 11% were denominated in pounds sterling, euros or Canadian dollars for the nine months ended September 30, 2013 and 2012, respectively, and 9% and 11% during the three months ended September 30, 2013 and 2012, respectively. Of our consolidated operating expenses, 18% and 21% were denominated in pounds sterling, euros or Canadian dollars for the nine months ended September 30, 2013 and 2012, respectively, and 20% and 21% during the three months ended September 30, 2013 and 2012, respectively. As the pound sterling, euro or Canadian dollar exchange rate changes, the U.S. equivalent of revenues and expenses denominated in foreign currencies changes accordingly. For the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, the pound sterling exchange rate decreased relative to the U.S dollar by 2% and the euro exchange rate increased relative to the U.S. dollar by 3%. These changes in the exchange rates resulted in a $2.1 million increase in our consolidated revenues and a $1.5 million decrease in our consolidated expenses for the nine months ended September 30, 2013.

We have foreign currency transaction risk related to the settlement of foreign currency denominated assets, liabilities and payables that occur through our operations, which are received in or paid in pounds sterling or euros, due to the increase or decrease in the foreign currency exchange rates between periods. Our U.K. operations in some instances function as a natural hedge because we generally hold an equal amount of monetary assets and liabilities that are denominated in pounds sterling. We had foreign currency transaction losses of $2.5 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively, and $1.2 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, primarily attributable to the fluctuations of the pound sterling and euro relative to the U.S. dollar. A 10% adverse change in the underlying foreign currency exchange rates as of September 30, 2013 would result in a foreign currency transaction loss of $3.6 million, assuming no change in the composition of the foreign currency denominated assets, liabilities and payables and assuming no hedging activity.

We entered into foreign currency hedging transactions during the nine months ended September 30, 2013 and 2012 as economic hedges to hedge a portion of our foreign currency transaction exposure and may enter into additional hedging transactions in the future to help mitigate our foreign exchange risk exposure. For the portion of our foreign currency exposure hedged, we had hedge effectiveness of 72% and 82% for the nine months ended September 30, 2013 and 2012, respectively.

We have foreign currency translation risk equal to our net investment in certain U.K., European and Canadian subsidiaries. The revenues, expenses and financial results of these U.K, European and Canadian subsidiaries are denominated in pounds sterling, euros or Canadian dollars, which are the functional currencies of these subsidiaries. The financial statements of these subsidiaries are translated into U.S. dollars using a current rate of exchange, with gains or losses included in the cumulative translation adjustment account, a component of equity. As of September 30, 2013 and December 31, 2012, the portion of our equity attributable to accumulated other comprehensive income from foreign currency translation was $69.1 million and $72.6 million, respectively.

The average exchange rate of the pound sterling to the U.S. dollar decreased from 1.5771 for the nine months ended September 30, 2012 to 1.5466 for the nine months ended September 30, 2013. The average exchange rate of the euro to the U.S. dollar increased from 1.2816 for the nine months ended September 30, 2012 to 1.3176 for the nine months ended September 30, 2013. The period-end foreign currency exchange rate for the pound sterling to the U.S. dollar decreased from 1.6176 as of December 31, 2012 to 1.6164 as of September 30, 2013. The period-end foreign currency exchange rate for the euro to the U.S. dollar increased from 1.3223 as of December 31, 2012 to 1.3531 as of September 30, 2013. The period-end foreign currency exchange rate for the Canadian dollar to the U.S. dollar decreased from 1.0036 as of December 31, 2012 to 0.9702 as of September 30, 2013.

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

In the third quarter of 2013, there were no significant changes to our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” in our 2012 Form 10-K. In addition to the other information set forth in this Quarterly Report, including the Regulatory Update Section of Item 2 — Management Discussion and Analysis of Financial Condition and Results or Operations, you should carefully consider the factors discussed under “Risk Factors” in our 2012 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

4.1 -	Indenture dated as of October 8, 2013 among IntercontinentalExchange Group, Inc., as issuer, IntercontinentalExchange Inc. and Baseball Merger Sub, LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 001-32671).

4.2 -	First Supplemental Indenture dated as of October 8, 2013 among IntercontinentalExchange Group, Inc., as issuer, IntercontinentalExchange, Inc. and Baseball Merger Sub, LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 001-32671).

4.3 -	Form of 2.50% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 001-32671).

4.4 -	Form of 4.00% Senior Notes due 2023 (incorporated by reference to Exhibit 4.4 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 001-32671).

4.5 -	Form of Guarantee of IntercontinentalExchange, Inc. (incorporated by reference to Exhibit 4.5 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 001-32671).

4.6 -	Form of Guarantee of Baseball Merger Sub, LLC (incorporated by reference to Exhibit 4.6 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 8, 2013, File No. 001-32671).

10.1 -	Credit Agreement dated as of July 12, 2013 among IntercontinentalExchange, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders signatory thereto for a 364 day revolving senior unsecured credit facility in the aggregate principal amount of $600 million (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on July 15, 2013, File No. 001-32671).

10.2 -	First Amendment and Waiver Agreement to Note Purchase Agreement dated as of September 27, 2013 among IntercontinentalExchange, Inc., IntercontinentalExchange Group, Inc., and the holders of outstanding notes set forth in the signature pages thereto (incorporated by reference to Exhibit 10.1 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 1, 2013, File No. 001-32671).

10.3 -	First Amendment and Waiver Agreement to Credit Agreement dated as of September 27, 2013 among IntercontinentalExchange, Inc., ICE Europe Parent Limited, IntercontinentalExchange Group, Inc., and Wells Fargo Bank, National Association, for a senior unsecured five-year term loan facility in the aggregate principal amount of $500 million and five-year revolving credit facility in the aggregate principal amount of $2.1 billion (incorporated by reference to Exhibit 10.2 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 1, 2013, File No. 001-32671).

10.4 -	First Amendment and Waiver Agreement to Credit Agreement dated as of September 27, 2013 among IntercontinentalExchange, Inc., IntercontinentalExchange Group, Inc., Wells Fargo Bank, National Association, Bank of America N.A. and the lenders set forth in the signature pages, for a 364-day revolving senior unsecured credit facility in the aggregate principal amount of $600 million (incorporated by reference to Exhibit 10.3 to IntercontinentalExchange, Inc.’s Current Report on Form 8-K filed with the SEC on October 1, 2013, File No. 001-32671).

31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 -	Section 1350 Certification of Chief Executive Officer

32.2 -	Section 1350 Certification of Chief Financial Officer

101 -	The following materials from IntercontinentalExchange, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless IntercontinentalExchange, Inc. specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCONTINENTALEXCHANGE, INC. (Registrant)

Date: November 5, 2013	By:	/s/ Scott A. Hill
Scott A. Hill
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)